Form 10-Q
period 2017-09-30
BAXTER INTERNATIONAL INC
filed 2017-11-02
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 27, 2017 was 544,831,923 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$2,707	$2,558	$7,787	$7,518
Cost of sales	1,579	1,487	4,487	4,510
Gross margin	1,128	1,071	3,300	3,008
Marketing and administrative expenses	685	726	1,890	2,076
Research and development expenses	151	159	435	490
Operating income	292	186	975	442
Net interest expense	14	14	41	53
Other (income) expense, net	(12)	44	10	(4,286)
Income from continuing operations before income taxes	290	128	924	4,675
Income tax expense (benefit)	42	1	139	(51)
Income from continuing operations	248	127	785	4,726
Income (loss) from discontinued operations, net of tax	3	3	3	(4)
Net income	$251	$130	$788	$4,722
Income from continuing operations per common share
Basic	$0.46	$0.23	$1.45	$8.64
Diluted	$0.45	$0.23	$1.42	$8.56
Income (loss) from discontinued operations per common share
Basic	$—	$0.01	$—	$(0.01)
Diluted	$—	$0.01	$—	$(0.01)
Net income per common share
Basic	$0.46	$0.24	$1.45	$8.63
Diluted	$0.45	$0.24	$1.42	$8.55
Weighted-average number of common shares outstanding
Basic	545	544	543	547
Diluted	557	551	554	552
Cash dividends declared per common share	$0.160	$0.130	$0.450	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$251	$130	$788	$4,722
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $21 and ($2) for the three months ended September 30, 2017 and 2016, respectively, and $69 and ($12) for the nine months ended September 30, 2017 and 2016, respectively	181	10	530	(16)
Pension and other employee benefits, net of tax expense of $6 and $11 for the three months ended September 30, 2017 and 2016, respectively, and $26 and $32 for the nine months ended September 30, 2017 and 2016, respectively	6	21	44	61
Hedging activities, net of tax benefit of ($2) and zero for the three months ended September 30, 2017 and 2016, respectively, and ($7) and ($5) for the nine months ended September 30, 2017 and 2016, respectively	(6)	1	(16)	(10)
Available-for-sale securities, net of tax expense of zero for the three months ended September 30, 2017 and 2016, and $1 and zero for the nine months ended September 30, 2017 and 2016, respectively	1	—	4	(4,431)
Total other comprehensive income (loss), net of tax	182	32	562	(4,396)
Comprehensive income	$433	$162	$1,350	$326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30,	December 31,
		2017	2016
Current assets	Cash and equivalents	$3,517	$2,801
	Accounts and other current receivables, net	1,748	1,691
	Inventories	1,550	1,430
	Prepaid expenses and other	633	602
	Current assets held for disposition	—	50
	Total current assets	7,448	6,574
Property, plant and equipment, net		4,488	4,289
Other assets	Goodwill	3,117	2,595
	Other intangible assets, net	1,371	1,111
	Other	1,117	977
	Total other assets	5,605	4,683
Total assets		$17,541	$15,546
Current liabilities	Current maturities of long-term debt and lease obligations	$3	$3
	Accounts payable and accrued liabilities	2,572	2,612
	Current income taxes payable	87	126
	Current liabilities held for disposition	—	3
	Total current liabilities	2,662	2,744
Long-term debt and lease obligations		3,495	2,779
Other long-term liabilities		1,925	1,743
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2017 and 2016	683	683
	Common stock in treasury, at cost, 138,870,075 shares in 2017 and 143,890,064 shares in 2016	(7,756)	(7,995)
	Additional contributed capital	5,918	5,958
	Retained earnings	14,615	14,200
	Accumulated other comprehensive (loss) income	(3,994)	(4,556)
	Total Baxter shareholders’ equity	9,466	8,290
	Noncontrolling interests	(7)	(10)
	Total equity	9,459	8,280
Total liabilities and equity		$17,541	$15,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended
		September 30,
		2017	2016
Cash flows from operations	Net income	$788	$4,722
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Loss (income) from discontinued operations, net of tax	(3)	4
	Depreciation and amortization	562	599
	Deferred income taxes	(30)	(298)
	Stock compensation	77	84
	Net periodic pension benefit and OPEB costs	93	90
	Net realized gains on the Baxalta Retained Share transactions	—	(4,387)
	Other	69	437
	Changes in balance sheet items
	Accounts and other current receivables, net	32	22
	Inventories	—	(11)
	Accounts payable and accrued liabilities	(36)	(326)
	Business optimization and infusion pump payments	(116)	(119)
	Other	(93)	121
	Cash flows from operations – continuing operations	1,343	938
	Cash flows from operations – discontinued operations	(20)	3
	Cash flows from operations	1,323	941
Cash flows from investing activities	Capital expenditures	(410)	(519)
	Acquisitions and investments, net of cash acquired	(680)	(47)
	Divestitures and other investing activities, net	2	17
	Cash flows from investing activities – continuing operations	(1,088)	(549)
	Cash flows from investing activities – discontinued operations	—	13
	Cash flows from investing activities	(1,088)	(536)
Cash flows from financing activities	Issuances of debt	633	1,641
	Payments of obligations	—	(1,383)
	Debt extinguishment costs	—	(16)
	Increase (decrease) in debt with original maturities of three months or less, net	—	(300)
	Cash dividends on common stock	(228)	(197)
	Proceeds from stock issued under employee benefit plans	298	251
	Purchases of treasury stock	(275)	(45)
	Other	(37)	5
	Cash flows from financing activities	391	(44)
Effect of foreign exchange rate changes on cash and equivalents		90	23
Increase in cash and equivalents		716	384
Cash and equivalents at beginning of period		2,801	2,213
Cash and equivalents at end of period		$3,517	$2,597
Supplemental Schedule of Non-Cash Investing and Financing Activities
Net proceeds on the Baxalta Retained Share transactions		$—	$4,387
Payment of obligations in exchange for Baxalta Retained Shares		$—	$3,646
Exchange of Baxter shares with Baxalta Retained Shares		$—	$611

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

Accounting for Venezuelan Operations

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2016, the Venezuelan government moved from the three-tier exchange rate system to a two-tiered exchange rate system and the official rate for food and medicine imports was adjusted from 6.3 to 10 bolivars per U.S. dollar. Due to a recent decline in transactions settled at the official rate or the secondary rate and limitations on the company’s ability to repatriate funds generated by its Venezuela operations, the company concluded in the second quarter of 2017 that it no longer met the accounting criteria for control over its business in Venezuela and the company deconsolidated its Venezuelan operations on June 30, 2017. As a result of deconsolidating the Venezuelan operations, the company recorded a pre-tax charge of $33 million in other (income) expense, net in the second quarter of 2017. This charge included the write-off of the company’s investment in its Venezuelan operations, related unrealized translation adjustments and elimination of intercompany amounts. Beginning in the third quarter of 2017, the company no longer included the results of its Venezuelan business in its consolidated financial statements.

Hurricane Maria

In September 2017, Hurricane Maria caused damage to certain of the company's assets in Puerto Rico and disrupted operations. Insurance, less applicable deductibles and subject to any coverage exclusions, covers the repair or replacement of the company's assets that suffered loss or damage, and the company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the company as a result of the damages and the loss the company suffered. The company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the third quarter of 2017, the Company recorded $21 million of pre-tax charges related to damages caused by the hurricane, including $11 million related to the impairment of damaged inventory and fixed assets as well as $10 million of idle facility and other costs. These amounts were recorded as a component of cost of sales in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2017. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for anticipated insurance recoveries, have been recorded as of September 30, 2017.

New accounting standards

Recently issued accounting standards not yet adopted

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date for this ASU is January 1, 2019, with early adoption permitted. The company is evaluating the potential effects on the consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest costs, expected return on assets, amortization of prior service cost/credit, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. The company intends to adopt the standard effective January 1, 2018.  This guidance will impact the presentation of the company’s consolidated statements of income with no impact on net income.  Upon adoption of the standard on January 1, 2018, operating income for the three and nine months ended September 30, 2017, will be recast to increase $8 million and $25 million, respectively, with a corresponding increase in other (income) expense, net.

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

Recently adopted accounting pronouncements

As of January 1, 2017, the company adopted on a prospective basis ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The updated guidance requires all tax effects related to share-based payments to be recorded in income tax expense in the consolidated statement of income. Previous guidance required that tax effects of deductions in excess of share-based compensation costs (windfall tax benefits) be recorded in additional paid-in capital, and tax deficiencies be recorded in additional paid-in capital to the extent of previously recognized windfall tax benefits, with the remainder recorded in income tax expense. The new guidance also requires the cash flows resulting from windfall tax benefits to be reported as operating activities in the consolidated statement of cash flows, rather than the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. As a result of the adoption, net income and operating cash flow for the three and nine months ended September 30, 2017, increased by approximately $18 million and $48 million, respectively.  The prior periods have not been restated and therefore, windfall tax benefits of $8 million and $35 million, respectively, for the three and nine months ended September 30, 2016, were not included in net income and were included as an inflow from financing activities and an outflow from operating activities in the condensed consolidated statement of cash flows.

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

For a portion of Baxalta’s operations, the legal transfer of Baxalta’s assets and liabilities did not occur with the separation of Baxalta on July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in certain countries. Under the terms of the International Commercial Operations Agreement (ICOA), Baxalta is subject to the risks and entitled to the benefits generated by these operations and assets until legal transfer; therefore, the net economic benefit and any cash collected by these entities by Baxter are transferred to Baxalta. As of September 30, 2017, all countries have been separated.

Following is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the three and nine months ended September 30, 2017 and 2016. The assets and liabilities have been classified as held for disposition as of  December 31, 2016. All assets and liabilities have been transferred as of September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$1	$24	$7	$144
Cost of sales	—	(20)	(5)	(135)
Marketing and administrative expenses	—	—	(1)	(20)
Income (loss) from discontinued operations before income taxes	1	4	1	(11)
Gain on disposal of discontinued operations	2	—	2	17
Income tax expense	—	1	—	10
Income (loss) from discontinued operations, net of tax	$3	$3	$3	$(4)

December 31,
(in millions)	2016
Carrying amounts of major classes of assets included as part of discontinued operations
Accounts and other current receivables, net	$48
Property, plant, and equipment, net	1
Other	1
Total assets of the disposal group	$50

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$3
Total liabilities of the disposal group	$3

As of December 31, 2016, Baxter recorded a liability of $47 million for its obligation to transfer these net assets to Baxalta.

Baxter and Baxalta entered into several agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 36 months of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the three and nine months ended September 30, 2017, the company recognized approximately $11 million and $47 million, respectively, as a reduction to marketing and administrative expenses related to the TSA. In the three and nine months ended September 30, 2016, the company recognized approximately $26 million and $79 million, respectively, as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In the three and nine months ended September 30, 2017, Baxter recognized approximately $6 million and $18 million, respectively, in sales to Baxalta. In the three and nine months ended September 30, 2016, Baxter recognized approximately $6 million and $31 million, respectively, in sales to Baxalta.  In addition, in the three and nine months ended September 30, 2017, Baxter recognized $35 million and $133 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. In the three and nine months ended September 30, 2016, Baxter recognized $47 million and $139 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA.  The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash outflows of $20 million and inflows of $3 million were reported in cash flows from operations – discontinued operations for the nine-month periods ending September 30, 2017 and 2016, respectively. These relate to non-assignable tenders whereby Baxter remains the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled post local separation on Baxalta’s behalf.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Interest expense, net of capitalized interest	$22	$20	$62	$69
Interest income	(8)	(6)	(21)	(16)
Net interest expense	$14	$14	$41	$53

Other (income) expense, net

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Foreign exchange	$(12)	$—	$(27)	$(12)
Net loss on debt extinguishment	—	52	—	153
Net realized gains on Baxalta Retained Shares transactions	—	—	—	(4,387)
Venezuela deconsolidation	—	—	33	—
All other	—	(8)	4	(40)
Other (income) expense, net	$(12)	$44	$10	$(4,286)

Inventories

	September 30,	December 31,
(in millions)	2017	2016
Raw materials	$351	$319
Work in process	135	122
Finished goods	1,064	989
Inventories	$1,550	$1,430

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2017	2016
Property, plant and equipment, at cost	$9,954	$9,162
Accumulated depreciation	(5,466)	(4,873)
Property, plant and equipment, net	$4,488	$4,289

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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Basic shares	545	544	543	547
Effect of dilutive securities	12	7	11	5
Diluted shares	557	551	554	552

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 0.1 million and 2.8 million of equity awards for the third quarter and nine months ended September 30, 2017, respectively, and 0.3 million and 10 million of equity awards for the third quarter and nine months ended September 30, 2016, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic shares.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2 billion of the company’s common stock. The board of directors increased this authority by an additional $1.5 billion in November 2016. During the first three quarters of 2017, the company repurchased 4.7 million shares for $275 million in cash. The company has $1.4 billion remaining available under the authorization as of September 30, 2017.

5. ACQUISITIONS AND OTHER ARRANGEMENTS

Claris Injectables Limited

On July 27, 2017, Baxter acquired 100 percent of Claris Injectables Limited (Claris), a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of approximately $629 million, net of cash acquired. Through the acquisition, Baxter added capabilities in production of essential generic injectable medicines, such as anesthesia and analgesics, renal, anti-infectives and critical care in a variety of presentations including bags, vials and ampoules.  The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date for the company’s acquisition of Claris:

(in millions)
Assets acquired and liabilities assumed
Cash	$11
Accounts and other current receivables	16
Inventories	30
Prepaid expenses and other	16
Property, plant and equipment	132
Goodwill	310
Other intangible assets	235
Other	20
Accounts payable and accrued liabilities	(22)
Other long-term liabilities	(108)
Total assets acquired and liabilities assumed	$640

The valuation of total assets acquired and liabilities assumed are preliminary and measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates.  The results of operations of Claris have been included in the company’s condensed consolidated statement of income since the date the business was acquired and were not material. Acquisition and integration costs associated with the Claris acquisition were $15 million and $20 million in the three and nine months ended September 30, 2017, respectively, and were primarily included within marketing and administrative expenses on the condensed consolidated statements of income.

Baxter allocated $235 million of the total consideration to acquired intangible assets with the residual consideration of $310 million recorded as goodwill.  The acquired intangible assets include $115 million of developed technology with a weighted-average useful life of 8 years and $120 million of in-process research and development with an indefinite useful life. For the in-process research and development, additional R&D will be required prior to technological feasibility. The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits to Baxter in the injectables market, and is included in the Hospital Products segment.

The fair value of intangible assets was determined using the income approach.  The income approach is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life, discounted to present value.  The discount rates used to measure the developed technology and in-process research and development intangible assets were 12% and 13%, respectively.  The company considers the fair value of each of the acquired intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values.  Refer to Note 10 within the 2016 Annual Report for additional information regarding fair value measurements.

Celerity Pharmaceuticals, LLC

In the third quarter of 2017, Baxter paid approximately $10 million to acquire the rights to Clindamycin Dextrose from Celerity Pharmaceuticals, LLC (Celerity).  Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years.

In the second quarter of 2017, Baxter paid approximately $10 million to acquire the rights to Clindamycin Saline from Celerity.  Baxter capitalized the purchase price as an intangible asset and is amortizing the asset over the estimated economic life of 12 years.

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Renal	Hospital Products	Total
Balance as of December 31, 2016	$397	$2,198	$2,595
Additions	5	312	317
Currency translation adjustments	31	174	205
Balance as of September 30, 2017	$433	$2,684	$3,117

As of September 30, 2017, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2017
Gross other intangible assets	$1,979	$432	$152	$2,563
Accumulated amortization	(977)	(215)	—	(1,192)
Other intangible assets, net	$1,002	$217	$152	$1,371
December 31, 2016
Gross other intangible assets	$1,690	$384	$57	$2,131
Accumulated amortization	(855)	(165)	—	(1,020)
Other intangible assets, net	$835	$219	$57	$1,111

Intangible asset amortization expense was $38 million and $42 million in the three months ended September 30, 2017 and 2016, respectively, and $112 million and $124 million in the nine months ended September 30, 2017 and 2016, respectively.

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

7. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

The company has undertaken a field corrective action with respect to the SIGMA SPECTRUM infusion pump.  Remediation primarily includes inspection and repair charges as well as a temporary replacement pump in a limited number of cases.  In the third quarter of 2017, the company recorded a charge of $22 million related primarily to cash costs associated with remediation efforts and none of these charges have been utilized as of September 30, 2017.

Business Optimization Charges

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through September 30, 2017, the company has incurred cumulative pretax costs of $526 million related to these actions. The costs consisted primarily of employee termination, implementation costs and accelerated depreciation. The company expects to incur additional pretax costs of approximately $285 million and capital expenditures of $90 million through the completion of these initiatives.  The company expects to complete these activities by the end of 2018. The costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. Of the total estimated cost, the company expects that approximately 5 percent of the charges will be non-cash.

During the three and nine months ended September 30, 2017 and 2016, the company recorded the following charges related to business optimization programs.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Restructuring charges, net	$31	$130	$50	$237
Costs to implement business optimization programs	21	25	58	44
Gambro integration costs	—	5	—	19
Accelerated depreciation	—	11	8	25
Total business optimization charges	$52	$171	$116	$325

For segment reporting, business optimization charges are unallocated expenses.

During the three and nine months ended September 30, 2017 and 2016, the company recorded the following restructuring charges.

	Three months ended
	September 30, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$7	$24	$—	$31
Total restructuring charges	$7	$24	$—	$31

	Three months ended
	September 30, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$21	$84	$1	$106
Asset impairments	6	—	27	33
Reserve adjustments
Employee termination costs	—	(3)	(2)	(5)
Contract termination costs	(3)	—	(1)	(4)
Total restructuring charges	$24	$81	$25	$130

	Nine months ended
	September 30, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$21	$33	$—	$54
Contract termination costs	—	5	—	5
Asset impairments	5	—	—	5
Reserve adjustments
Employee termination costs	(7)	(5)	(2)	(14)
Total restructuring charges	$19	$33	$(2)	$50

	Nine months ended
	September 30, 2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$52	$94	$13	$159
Contract termination costs	9	2	13	24
Asset impairments	28	—	40	68
Reserve adjustments
Employee termination costs	(1)	(11)	(2)	(14)
Total restructuring charges	$88	$85	$64	$237

Costs to implement business optimization programs for the three and nine months ended September 30, 2017, were $21 million and $58 million respectively, and consisted primarily of external consulting and transition costs as well as employee salary and related costs. These costs were included within cost of sales and marketing and administrative expense.

Costs to implement business optimization programs for the three and nine months ended September 30, 2016, were $25 million and $44 million, respectively, and were related primarily to external consulting costs. These costs were included within marketing and administrative and R&D expense.

Costs related to the integration of Gambro AB (Gambro) were included within marketing and administrative expense for all referenced periods.

For the three and nine months ended September 30, 2017, the company recognized accelerated depreciation, primarily associated with facilities to be closed, of zero and $8 million, respectively. The costs were recorded within cost of sales, marketing and administrative and R&D expense.

For the three and nine months ended September 30, 2016, the company recognized $11 million and $25 million, respectively, of accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded in cost of sales for all referenced periods.

The following table summarizes activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2016	$164
Charges	59
Reserve adjustments	(14)
Utilization	(114)
CTA	24
Reserves as of September 30, 2017	$119

Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.

Approximately 80% of the company’s restructuring reserves as of September 30, 2017 relate to employee termination costs, with the remaining reserves attributable to contract termination costs. The reserves are expected to be substantially utilized by the end of 2018.

8. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Debt Issuance

In May 2017, Baxter issued €600 million of senior notes at a fixed coupon rate of 1.30% due in May 2025.  The company has designated this debt as a non-derivative net investment hedge of its European operations for accounting purposes.

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

Debt-for-equity exchanges

On January 27, 2016, Baxter exchanged Baxalta Retained Shares for the extinguishment of $1.45 billion aggregate principal amount outstanding under its $1.8 billion U.S. dollar-denominated revolving credit facility. This exchange extinguished the indebtedness under the facility, which was terminated in connection with such debt-for-equity exchange. There were no material prepayment penalties or breakage costs associated with the termination of the facility. Baxter recognized a net realized gain of $1.25 billion related to the Baxalta Retained Shares exchanged, which was included in other (income) expense, net for the period ended September 30, 2016.

On March 16, 2016, the company exchanged Baxalta Retained Shares for the extinguishment of approximately $2.2 billion in aggregate principal amount of its 0.950% Notes due May 2016, 5.900% Notes due August 2016, 1.850% Notes due January 2017, 5.375% Notes due May 2018, 1.850% Notes due June 2018, 4.500% Notes due August 2019, and 4.250% Notes due February 2020 purchased by certain third party purchasers in the previously announced debt tender offers. As a result, the company recognized a net loss on extinguishment of debt totaling $101 million and a net realized gain of $2.0 billion on the Baxalta Retained Shares exchanged, which are included in other (income) expense, net for the period ended September 30, 2016.

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Sold receivables at beginning of period	$63	$62	$68	$81
Proceeds from sales of receivables	69	75	198	272
Cash collections (remitted to the owners of the receivables)	(66)	(71)	(203)	(299)
Effect of currency exchange rate changes	—	2	3	14
Sold receivables at end of period	$66	$68	$66	$68

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

The company continues to do business with foreign governments in certain countries including Greece, Spain, Portugal and Italy that have experienced a deterioration in credit and economic conditions. As of September 30, 2017, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $151 million.

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

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is accumulated in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in net sales, cost of sales, net interest expense, and other (income) expense, net, and primarily relate to forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies, and anticipated issuances of debt, respectively.

The notional amounts of foreign exchange contracts were $667 million and $561 million as of September 30, 2017 and December 31, 2016, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2017 and December 31, 2016. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2017 is 15 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $200 million as of September 30, 2017 and December 31, 2016.

Net Investment Hedges

In May 2017, the company issued €600 million of senior notes due May 2025. The company has designated this debt as a hedge of a portion of its net investment in its European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI.  As of September 30, 2017, the company had an accumulated pre-tax unrealized translation loss in AOCI of $70 million related to the Euro-denominated senior notes.

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

There were no hedge dedesignations in the first nine months of 2017 or 2016 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2017. In March 2016, the company terminated a total notional value of $765 million of interest rate contracts in connection with the March debt tender offers, resulting in a $34 million reduction to the debt extinguishment loss. In September 2016, the company terminated a total notional value of $335 million of interest rate contracts in connection with the September debt redemptions, resulting in a $14 million reduction to the debt extinguishment loss.

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

The total notional amount of undesignated derivative instruments was $807 million as of September 30, 2017 and $822 million as of December 31, 2016.

Gains and Losses on Hedging Activities

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended September 30, 2017 and 2016.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2017	2016	in income statement	2017	2016
Cash flow hedges
Interest rate contracts	$—	$—	Other (income) expense, net	$—	$5
Foreign exchange contracts	(11)	3	Cost of sales	(3)	(2)
Net investment hedge	(39)	—	Other (income) expense, net	—	—
Total	$(50)	$3		$(3)	$3

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2017	2016
Fair value hedges
Interest rate contracts	Net interest expense	$(1)	$(7)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(3)	$9

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2017 and 2016.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2017	2016	in income statement	2017	2016
Cash flow hedges
Interest rate contracts	$(3)	$—	Other (income) expense, net	$—	$9
Foreign exchange contracts	(24)	(8)	Cost of sales	(4)	(3)
Net investment hedge	(70)	—	Other (income) expense, net	—	—
Total	$(97)	$(8)		$(4)	$6

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2017	2016
Fair value hedges
Interest rate contracts	Net interest expense	$(1)	$19
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(7)	$4

For the company’s fair value hedges, an equal and offsetting gain of $1 million was recognized in net interest expense in the third quarter and first nine months of 2017, respectively, and an equal and offsetting gain of $7 million and loss of $19 million was recognized in net interest expense in the third quarter and first nine months of 2016, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for all periods presented were not material.

As of September 30, 2017, $10 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2017.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$6	Other long- term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	11	Accounts payable and accrued liabilities	4
Foreign exchange contracts	Other long-term assets	2	Other long- term liabilities	—
Total derivative instruments designated as hedges		$19		$4
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1
Total derivative instruments		$19		$5

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

	September 30, 2017		December 31, 2016
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$19	$5	$30	$3
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(5)	(5)	(3)	(3)
Total	$14	$—	$27	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$13	$—	$13	$—
Interest rate hedges	6	—	6	—
Available-for-sale securities	11	11	—	—
Total assets	$30	$11	$19	$—
Liabilities
Foreign currency hedges	$5	$—	$5	$—
Contingent payments related to acquisitions	10	—	—	10
Total liabilities	$15	$—	$5	$10

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$23	$—	$23	$—
Interest rate hedges	7	—	7	—
Available-for-sale securities	9	9	—	—
Total assets	$39	$9	$30	$—
Liabilities
Foreign currency hedges	$3	$—	$3	$—
Contingent payments related to acquisitions	19	—	—	19
Total liabilities	$22	$—	$3	$19

As of September 30, 2017, cash and equivalents of $3.5 billion included money market funds of approximately $1 billion, and as of December 31, 2016, cash and equivalents of $2.8 billion included money market funds of approximately $1 billion. Money market funds would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of commercial milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. The change in the fair value of contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were primarily driven by payments of approximately $8 million in the first nine months of 2017.

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2017	$9	$3	$1	$11
December 31, 2016	$13	$—	$4	$9

In the first quarter of 2017, the company recorded a $4 million other-than-temporary impairment charge within other (income) expense, net based on the duration of losses related to one of the company’s investments. In the first nine months of 2016, the company recorded $4.4 billion of net realized gains within other (income) expense, net related to exchanges of available-for-sale equity securities, which represented gains from the Retained Share transactions.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of September 30, 2017 and December 31, 2016.

	Book values		Approximate fair values
(in millions)	2017	2016	2017	2016
Assets
Investments	$42	$31	$42	$31

Liabilities
Current maturities of long-term debt and lease obligations	$3	$3	$3	$3
Long-term debt and lease obligations	3,495	2,779	3,568	2,756

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of September 30, 2017 and December 31, 2016.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$42	$—	$—	$42
Total assets	$42	$—	$—	$42
Liabilities
Current maturities of long-term debt and lease obligations	$3		$3
Long-term debt and lease obligations	3,568		3,568
Total liabilities	$3,571	$—	$3,571	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$31	$—	$—	$31
Total assets	$31	$—	$—	$31
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	2,756	—	2,756	—
Total liabilities	$2,759	$—	$2,759	$—

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

9. STOCK COMPENSATION

Stock compensation expense totaled $31 million and $30 million in the third quarter of 2017 and 2016, respectively, and $77 million and $84 million for the nine months ended September 30, 2017 and 2016, respectively. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses.

In March 2017, the company awarded its annual stock compensation grants which consisted of 5.4 million stock options, 0.7 million RSUs and 0.6 million PSUs.

10. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Pension benefits
Service cost	$23	$23	$68	$70
Interest cost	46	46	136	138
Expected return on plan assets	(75)	(76)	(220)	(227)
Amortization of net losses and other deferred amounts	42	38	123	113
Net periodic pension benefit cost	$36	$31	$107	$94
OPEB
Service cost	$—	$1	$—	$3
Interest cost	2	4	6	8
Amortization of net loss and prior service credit	(7)	(7)	(20)	(15)
Net periodic OPEB cost	$(5)	$(2)	$(14)	$(4)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the nine months ended September 30, 2017 and 2016.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2016	$(3,438)	$(1,161)	$3	$40	$(4,556)
Other comprehensive income before reclassifications	501	(25)	(19)	1	458
Amounts reclassified from AOCI (a)	29	69	3	3	104
Net other comprehensive income (loss)	530	44	(16)	4	562
Balance as of September 30, 2017	$(2,908)	$(1,117)	$(13)	$44	$(3,994)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2015	$(3,191)	$(1,064)	$7	$4,472	$224
Other comprehensive income before reclassifications	(16)	(6)	(6)	105	77
Amounts reclassified from AOCI (a)	—	67	(4)	(4,536)	(4,473)
Net other comprehensive income (loss)	(16)	61	(10)	(4,431)	(4,396)
Balance as of September 30, 2016	$(3,207)	$(1,003)	$(3)	$41	$(4,172)
(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2017 and 2016.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2017	Nine months ended September 30, 2017	Location of impact in income statement
Translation adjustments
Loss on Venezuela deconsolidation	$—	$(29)	Other (income) expense, net
	—	(29)	Total before tax
	—	—	Income tax expense (benefit)
	$—	$(29)	Net of tax
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(35)	$(103)
	(35)	(103)	Total before tax
	12	34	Income tax expense (benefit)
	$(23)	$(69)	Net of tax
Losses on hedging activities
Foreign exchange contracts	$(3)	$(4)	Cost of sales
	(3)	(4)	Total before tax
	1	1	Income tax expense (benefit)
	$(2)	$(3)	Net of tax
Available-for-sale-securities
Other-than-temporary impairment of equity securities	$—	$(4)	Other (income) expense, net
	—	(4)	Total before tax
	—	1	Income tax expense (benefit)
	—	(3)	Net of tax
Total reclassification for the period	$(25)	$(104)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2016	Nine months ended September 30, 2016	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(31)	$(98)
	(31)	(98)	Total before tax
	11	31	Income tax expense (benefit)
	$(20)	$(67)	Net of tax
Gains (losses) on hedging activities
Interest rate contracts	$5	$9	Other (income) expense, net
Foreign exchange contracts	(2)	(3)	Cost of sales
	3	6	Total before tax
	(1)	(2)	Income tax expense (benefit)
	$2	$4	Net of tax
Available-for-sale-securities
Gains on sale of equity securities	$—	$4,536	Other (income) expense, net
	—	4,536	Total before tax
	—	—	Income tax expense (benefit)
	—	4,536	Net of tax
Total reclassification for the period	$(18)	$4,473	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

Refer to Note 8 for additional information regarding hedging activity and Note 10 for additional information regarding the amortization of pension and other employee benefits items.

12. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 14.5% and 0.8% in the third quarters of 2017 and 2016, respectively, and 15.0% and (1.1%) in the nine months ended September 30, 2017 and 2016, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended September 30, 2017 increased from the three months ended September 30, 2016, due to the inclusion in 2016 of restructuring and other charges incurred in higher tax rate jurisdictions as well as the favorable impact of discrete items including the partial settlement of an on-going income tax matter related to the company’s Turkish operations and the settlement of a transfer pricing audit related to the company’s Italian operations.  Windfall benefits realized from stock option exercises and vesting of RSUs and PSUs associated with the company’s stock compensation programs partially offset the increase from the prior period as such benefits are now reflected as a tax benefit as a result of the company’s adoption of ASU 2016-09 in 2017.

The effective income tax rate for continuing operations increased during the nine months ended September 30, 2017 due to the items noted above as well as the absence in the current year of the tax-free net realized gains associated with the Baxalta Retained Share transactions, which included debt-for-equity exchanges, the contribution of Baxalta Retained Shares to the company’s U.S. pension plan and the exchange of Baxalta Retained Shares for shares of the company, as well as benefits attributable to closing an IRS and German income tax audit that were all reflected during the nine months ended September 30, 2016. The effective income tax rate for continuing operations during the nine months ended September 30, 2017 was favorably impacted by approximately 5.2 percentage points due to tax windfall benefits realized from stock option exercises and vesting of RSUs and PSUs associated with the company’s stock compensation programs.

13. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2017, the company’s total recorded reserves with respect to legal matters were $15 million and there were no related receivables.

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

General litigation

On July 31, 2015, Davita Healthcare Partners, Inc. filed suit against Baxter Healthcare Corporation in the District Court of the State of Colorado regarding an ongoing commercial dispute relating to the provision of peritoneal dialysis products. A bench trial concluded in third quarter 2016 and the parties were awaiting the court’s decision.  In October, 2017, the parties jointly requested a stay in the matter while they work to resolve the matter.  The court has granted the stay.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net sales
Renal	$1,010	$977	$2,874	$2,840
Hospital Products	1,697	1,581	4,913	4,678
Total net sales	$2,707	$2,558	$7,787	$7,518
EBITDA
Renal	$226	$214	$649	$494
Hospital Products	653	588	1,821	1,673
Total segment EBITDA	$879	$802	$2,470	$2,167

The following is a reconciliation of segment EBITDA to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Total segment EBITDA	$879	$802	$2,470	$2,167
Reconciling items
Depreciation and amortization	(184)	(204)	(562)	(599)
Stock compensation	(31)	(30)	(77)	(84)
Net interest expense	(14)	(14)	(41)	(53)
Restructuring charges, net	(31)	(130)	(50)	(237)
Venezuela deconsolidation	—	—	(33)	—
Net realized gains on Baxalta Retained Shares transactions	—	—	—	4,387
Net loss on debt extinguishment	—	(52)	—	(153)
Other Corporate items	(329)	(244)	(783)	(753)
Income from continuing operations before income taxes	$290	$128	$924	$4,675

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2017.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and nine months ended September 30, 2017 totaled $248 million, or $0.45 per diluted share, and $785 million, or $1.42 per diluted share, compared to $127 million, or $0.23 per diluted share, and $4.7 billion, or $8.56 per diluted share for the three and nine months ended September 30, 2016. Income from continuing operations for the three and nine months ended September 30, 2017 included special items which decreased income from continuing operations by $108 million and $237 million, respectively, or $0.19 and $0.42 per diluted share, respectively, as further discussed below. Income from continuing operations for the three months ended September 30, 2016 included special items which reduced income from continuing operations by $184 million, or $0.33 per diluted share. Special items increased income from continuing operations by $4 billion, or $7.17 per diluted share, for the nine months ended September 30, 2016.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Gross Margin
Intangible asset amortization expense	$(38)	$(42)	$(112)	$(124)
Business optimization items [1]	(12)	(35)	(42)	(113)
Product-related items [2]	(21)	—	(17)	12
Separation-related costs [4]	—	(1)	(1)	(1)
Claris acquisition and integration expenses [8]	(4)		(4)
Hurricane Maria costs [10]	(21)		(21)
Intangible asset impairment [3]	—	—	—	(51)
Total Special Items	$(96)	$(78)	$(197)	$(277)
Impact on Gross Margin Ratio	(3.5 pts)	(3.0 pts)	(2.5 pts)	(3.7 pts)
Marketing and Administrative Expenses
Business optimization items [1]	$39	$106	$74	$137
Separation-related costs [4]	2	9	16	45
Claris acquisition and integration expenses [8]	11	—	16	—
Historical reserve adjustments [5]	—	—	(12)	—
Total Special Items	$52	$115	$94	$182
Impact on Marketing and Administrative Expense Ratio	1.9 pts	4.5 pts	1.2 pts	2.4 pts
Research and Development Expenses
Business optimization items [1]	$1	$30	$—	$75
Total Special Items	$1	$30	$—	$75
Other Expense (Income), Net
Loss on debt extinguishment [6]	$—	$48	$—	$149
Net realized gains on Baxalta Retained Share transactions [7]	—	—	—	(4,391)
Venezuela deconsolidation [9]	—	—	33	—
Total Special Items	$—	$48	$33	$(4,242)
Income Tax Expense (Benefit)
Impact of special items	$(41)	$(87)	$(87)	$(252)
Total Special Items	$(41)	$(87)	$(87)	$(252)
Impact on Effective Tax Rate	4.4 pts	21.3 pts	3.1 pts	21.9 pts

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

[1]

The company's results in the third quarter of 2017 included a charge of $52 million related to business optimization initiatives. This included a charge of $31 million related to restructuring activities and $21 million of costs to implement business optimization programs which primarily included external consulting and project employee costs. The $31 million of restructuring charges were comprised of employee termination costs.

The company’s results in the first nine months of 2017 included a net charge of $116 million related to business optimization initiatives. This included a net charge of $50 million related to restructuring activities, $58 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $8 million of accelerated depreciation associated with facilities to be closed. The $50 million of net restructuring charges included $40 million of employee termination costs, $5 million of contract termination costs, and $5 million of asset impairment charges primarily related to facility closures.

The company’s results in the third quarter of 2016 included a net charge of $171 million related to business optimization initiatives. This included a net charge of $130 million related to restructuring activities, $25 million of costs to implement business optimization programs which included external consulting and employee salary and related costs, $11 million of accelerated depreciation associated with facilities to be closed, and $5 million of Gambro integration costs. The $130 million of restructuring activities included $101 million of employee termination costs, $27 million of intangible asset impairment charges related to acquired in-process R&D, and $2 million of other exit costs.

The company’s results in the first nine months of 2016 included a net charge of $325 million related to business optimization initiatives. This included a net charge of $237 million related to restructuring activities, $44 million of costs to implement business optimization programs which included external consulting and employee salary and related costs, $25 million of accelerated depreciation associated with facilities to be closed, and $19 million of Gambro integration costs. The $237 million of restructuring activities included $144 million of employee termination costs, $54 million of costs related to the discontinuance of the VIVIA home hemodialysis development program, $27 million of intangible asset impairment charges related to acquired in-process R&D, and $12 million of other exit costs.

[2]

The company’s results in the third quarter and first nine months of 2017 included a net charge of $21 million and $17 million, respectively, related to SIGMA SPECTRUM infusion pump inspection and remediation activities, partially offset by a benefit related to an adjustment to historical product reserves. The company’s results in the first nine months of 2016 included a benefit of $12 million related to an adjustment to the SIGMA SPECTRUM infusion pump reserves.

[3]	The company’s results in the first nine months of 2016 included a $51 million impairment primarily related to developed technology.
[4]

The company's results in 2017 and 2016 included costs incurred related to the Baxalta separation totaling $2 million and $10 million, respectively in the third quarter and $17 million and $46 million, respectively, in the first nine months.

[5]	The company's results in the first nine months of 2017 included a benefit of $12 million related to an adjustment to the company's historical rebates and discounts reserve.
[6]

The company’s results in the third quarter of 2016 included a net debt extinguishment loss of $48 million primarily related to certain debt redemptions.  The company’s results in 2016 included a net debt extinguishment loss totaling $149 million related to the March 2016 debt-for-equity exchange for certain company indebtedness and certain other debt redemptions. See Note 8 within Item 1 for additional details.

[7]

The company’s results in the first nine months of 2016 included net realized gains of $4.4 billion related to the debt-for-equity exchanges of Baxalta Retained Shares for certain company indebtedness and for the equity-for-equity exchange and pension contribution described above. Refer to Note 8 within Item 1 for additional details.

[8]

The company’s results in the third quarter and first nine months of 2017 include acquisition and integration costs of $15 million and $20 million, respectively, related to the company’s acquisition of Claris Injectables Limited (Claris).

[9]	The company’s results in 2017 included a charge of $33 million related to the deconsolidation of its Venezuelan operations.
[10]

The company’s results in 2017 included a charge of $21 million related to the impact of Hurricane Maria on the company’s operations in Puerto Rico.  The costs primarily include inventory and fixed asset impairments as well as idle facility costs.

NET SALES

	Three months ended September 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Claris	Strategic Product Exits
Renal	$1,010	$977	3%	3%	0%	0%	(3)%
Hospital Products	1,697	1,581	7%	7%	0%	2%	(1)%
Total net sales	$2,707	$2,558	6%	6%	0%	1%	(1)%

	Three months ended
	September 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Claris	Strategic Product Exits
International	$1,559	$1,491	5%	4%	0%	1%	(3)%
United States	1,148	1,067	8%	8%	0%	1%	0%
Total net sales	$2,707	$2,558	6%	6%	0%	1%	(1)%

	Nine months ended September 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Claris	Strategic Product Exits
Renal	$2,874	$2,840	1%	2%	0%	0%	(2)%
Hospital Products	4,913	4,678	5%	5%	0%	0%	(1)%
Total net sales	$7,787	$7,518	4%	4%	0%	0%	(1)%

	Nine months ended
	September 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Claris	Strategic Product Exits
International	$4,405	$4,376	1%	2%	0%	0%	(2)%
United States	3,382	3,142	8%	8%	(1)%	1%	0%
Total net sales	$7,787	$7,518	4%	4%	0%	0%	(1)%

Foreign currency did not have an impact on consolidated net sales during the third quarter or the first nine months of 2017 compared to the prior periods.

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

During 2016, the company made a strategic decision to exit select products in certain markets including Venezuela, India and Turkey.  Overall, these items had a negative impact to the company’s net sales growth rate of 1 percentage point during the third quarter and first nine months of 2017, respectively.  The company is also presenting the impact of generic competition for U.S. cyclophosphamide to enhance comparability between periods and better identify operating trends.

On July 27, 2017, Baxter completed the acquisition of Claris, a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of $629 million, net of cash acquired. In the three and nine months ended September 30, 2017, consolidated Baxter results include $27 million of net sales related to the Claris acquisition.

In September 2017, the company’s three Puerto Rico manufacturing sites sustained minimal structural damage from the impact of Hurricane Maria and limited production activities resumed soon thereafter.  Given the temporary disruptions to the company’s manufacturing facilities as a result of the storm, the company expects net sales in the fourth quarter of 2017 to be negatively impacted by approximately $70 million.  The company does not expect any material impact to net sales in 2018 or thereafter.

Franchise Net Sales Reporting

The Renal segment includes sales of the company’s peritoneal dialysis (PD), hemodialysis (HD) and continuous renal replacement therapies (CRRT) and additional dialysis services.

The Hospital Products segment includes four commercial franchises: Fluid Systems, Integrated Pharmacy Solutions, Surgical Care and Other.

•	Fluid Systems includes sales of the company’s intravenous (IV) therapies, infusion pumps and IV administration sets.
•	Integrated Pharmacy Solutions includes sales of the company’s premixed and oncology drug platforms, nutrition products, pharmaceutical reconstitution devices and pharmacy compounding services.
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

	Three months ended
	September 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclo- phosphamide	Claris	Strategic Product Exits
Total Renal net sales	$1,010	$977	3%	3%	0%	0%	(3)%
Fluid Systems	$610	$576	6%	6%	0%	0%	(1)%
Integrated Pharmacy Solutions	627	563	11%	11%	(2)%	5%	0%
Surgical Care	338	320	6%	5%	0%	0%	(1)%
Other	122	122	—	(2)%	0%	0%	0%
Total Hospital Products net sales	$1,697	$1,581	7%	7%	0%	2%	(1)%

	Nine months ended
	September 30,		Percent change
(in millions)	2017	2016	At actual currency rates	At constant currency rates	U.S. Cyclo- phosphamide	Claris	Strategic Product Exits
Total Renal net sales	$2,874	$2,840	1%	2%	0%	0%	(2)%
Fluid Systems	$1,802	$1,686	7%	7%	0%	0%	(2)%
Integrated Pharmacy Solutions	1,747	1,682	4%	5%	(1)%	1%	0%
Surgical Care	1,024	972	5%	6%	0%	0%	0%
Other	340	338	1%	1%	0%	0%	0%
Total Hospital Products net sales	$4,913	$4,678	5%	5%	0%	0%	(1)%

Net sales in the Renal segment during the third quarter and first nine months of 2017 increased 3% and 1%, respectively. Excluding the impact of foreign currency, sales increased 3% and 2% in the third quarter and first nine months of 2017, respectively, driven by continued growth of PD patients and adoption of the company’s new Automated Peritoneal Dialysis Cyclers (APD) AMIA in the U.S. and HomeChoice CLARIA in international markets.  Increased sales globally of the company’s CRRT products also contributed to growth in the third quarter and first nine months of 2017.  Sales growth in the first nine months of 2017 was partially offset by lower sales of HD products internationally, driven by reduced volumes and increased pricing pressures.  Certain international strategic market exits negatively impacted the Renal segment’s net sales by 3% and 2% during the third quarter and first nine months of 2017, respectively, and are expected to negatively impact full year Renal segment net sales by approximately $50 million as compared to 2016.

Net sales in the Hospital Products segment increased 7% and 5%, respectively, during the third quarter and first nine months of 2017 compared to the prior period on both a reported basis and constant currency basis.  Certain international strategic market exits negatively impacted the Hospital Products segment net sales by 1% during the third quarter and first nine months of 2017 and are expected to negatively impact full year 2017 net sales by approximately $50 million as compared to 2016.  The company’s acquisition of Claris contributed $27 million of net sales during the third quarter and first nine months of 2017.  The principal drivers impacting net sales were the following:

•

In the Fluid Systems franchise, sales increased 6% in the third quarter and 7% in the first nine months of 2017 on a constant currency basis driven by select pricing and improved volumes for U.S. IV solutions.  This increase was also positively impacted by increased sales of the company’s IV access administrative sets, reflecting the on-going pull through from the company’s growing SPECTRUM infusion pump base.

•

In the Integrated Pharmacy Solutions franchise, sales increased 11% in the third quarter and 5% in the first nine months of 2017 on a constant currency basis driven by improved volumes for the company’s nutritional therapies, increased sales of pre-mixed injectable drugs (as a result of recent product launches), the acquisition of Claris and a one-time benefit from an early contract settlement. These increases were offset by decreased U.S. sales of cyclophosphamide, a generic oncology drug, due to the entry of competitors into the market. U.S. sales of cyclophosphamide declined from $163 million in the first nine months of 2016 to $143 million in the first nine months of 2017. The company expects U.S. sales of cyclophosphamide to continue to decline due to the entrance of additional competitors.

•

In the Surgical Care franchise, sales increased 5% in the third quarter and 6% in the first nine months of 2017 on a constant currency basis driven by improved volumes and pricing in the U.S. for the company’s portfolio of anesthetic and critical care products and positive demand for inhaled anesthetics internationally. The increase was principally due to pricing for BREVIBLOC, a fast-acting IV beta blocker, during the third quarter and first nine months of 2017 as well as volume for Transderm Scop during the first nine months.  The increased Transderm Scop volume was the result of a temporary supply disruption during the first half of the year related to an alternative product.

•

In the Other franchise, sales decreased 2% in the third quarter and increased 1% in the first nine months of 2017 on a constant currency basis driven by unfavorable volumes in the third quarter and favorable volumes in the first nine months of 2017 for products manufactured by Baxter on behalf of its pharmaceutical partners. In addition, revenues related to the company’s manufacturing and supply agreement with Baxalta were lower in the third quarter and first nine months of 2017 as compared to the prior year.

Gross Margin and Expense Ratios

	Three months ended			Nine months ended
	September 30,			September 30,
(as a percentage of net sales)	2017	2016	Change	2017	2016	Change
Gross margin	41.7%	41.9%	(0.2 pts)	42.4%	40.0%	2.4 pts
Marketing and administrative expenses	25.3%	28.4%	(3.1 pts)	24.3%	27.6%	(3.3 pts)

Gross Margin

The special items identified above had an unfavorable impact of approximately 3.5 and 2.5 percentage points on the gross margin ratio in the third quarter and first nine months of 2017, respectively. The unfavorable impact was 3.0 and 3.7 percentage points in the third quarter and first nine months of 2016, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased due to select price increases, favorable manufacturing performance and a benefit from the company’s business transformation initiatives aimed at simplifying the portfolio to drive efficiency and reduce costs.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 1.9 and 1.2 percentage points on the marketing and administrative expense ratio in the third quarter and first nine months of 2017, respectively. The unfavorable impact was 4.5 and 2.4 percentage points in the third quarter and first nine months of 2016. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in the third quarter and first nine months of 2017 declined due to the actions taken by the company to rebase its cost structure and focus on expense management. These savings were partially offset by decreased benefits to the marketing and administrative expenses ratio from lower transition service income as the agreement with Baxalta for these services continues to wind down.

Research and Development

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
(in millions)	2017	2016	change	2017	2016	change
Research and development expenses	$151	$159	(5)%	$435	$490	(11)%
As a percentage of net sales	5.6%	6.2%		5.6%	6.5%

The special items identified above had an unfavorable impact of approximately 1.2 and 1.0 percentage points in the third quarter and first nine months of 2016. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the research and development expenses ratio increased in the third quarter and first nine months of 2017 as a result of the company’s increased investment in new product development.

Business Optimization Items

Beginning in the second half of 2015, the company initiated actions to transform its costs structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through September 30, 2017, the company has incurred pretax costs of $526 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $285 million and capital expenditures of $90 million related to these initiatives by the end of 2018. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. The company expects that approximately 5 percent of the remaining charges will be non-cash. These actions in the aggregate are expected to provide future annual pretax savings of approximately $950 million. The savings from these actions will impact cost of sales, marketing and administrative expenses, and research and development expenses.  Approximately 85 percent of the expected annual pretax savings are expected to be realized by the end of 2018, with the remainder by the end of 2020.

Refer to Note 7 in Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $14 million and $41 million in the third quarter and first nine months of 2017, respectively, and $14 million and $53 million in the third quarter and first nine months of 2016, respectively. The decrease in the first nine months of 2017 was primarily driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges which extinguished $3.65 billion of debt as well as reduced coupon rates related to the third quarter 2016 debt issuance, partially offset by lower interest capitalized on assets under construction. See Note 8 within Item 1 for additional details about the debt extinguishments.

Other (Income) Expense, Net

Other (income) expense, net was income of $12 million and expense of $10 million in the third quarter and first nine months of 2017, respectively, and expense of $44 million and income of $4.3 billion in the third quarter and first nine months of 2016, respectively. Special items during the periods presented included the $4.4 billion net realized gain on the Baxalta Retained Shares transactions in the first nine months of 2016, the $101 million debt extinguishment loss in the first quarter of 2016, the $48 million debt extinguishment loss in the third quarter of 2016, and the $33 million loss on the deconsolidation of the company’s Venezuelan subsidiary in the second quarter of 2017.  Excluding the impact of special items, other (income) expense, net had higher income in the third quarter of 2017 and lower income in the first nine months of 2017 as compared to 2016.  Higher income in the third quarter of 2017 was the result of foreign currency fluctuations principally related to intercompany receivables, payables and monetary assets denominated in a foreign currency.  Lower income for the first nine months of 2017 was attributable to the absence of dividends on the Retained Shares received from Baxalta in 2016 and recognized investment impairment losses in 2017.

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

Renal

Segment EBITDA was $226 million and $649 million in the third quarter and first nine months of 2017, respectively, and $214 million and $494 million in the third quarter and first nine months of 2016, respectively. The increase in 2017 was driven by lower research and development costs as the company realigned allocations of research and development costs based on project spend attributable to segments, higher gross margins due to product mix and lower marketing and administrative expenses as the Renal segment benefited from the company’s business optimization programs and continued focus on reducing discretionary spending.  This growth was partially offset by unfavorable foreign currency.

Hospital Products

Segment EBITDA was $653 million and $1.821 billion in the third quarter and first nine months of 2017, respectively, and $588 million and $1.673 billion in the third quarter and first nine months of 2016, respectively.  This increase was driven by higher net sales, and lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on reducing discretionary spending. This growth was partially offset by higher research and development costs as the company realigned allocations of research and development costs based on project spend attributable to segments and unfavorable foreign currency.

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

Income Taxes

The company’s effective income tax rate for continuing operations was 14.5% and 0.8% in the third quarter and 15.0% and (1.1%) for the first nine months of 2017 and 2016, respectively.  The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended September 30, 2017 increased from the three months ended September 30, 2016, due to the inclusion in 2016 of restructuring and other charges incurred in higher tax rate jurisdictions as well as the favorable impact of discrete items including the partial settlement of an on-going income tax matter related to the company’s Turkish operations and the settlement of a transfer pricing audit related to the company’s Italian operations.  Windfall benefits realized from stock option exercises and vesting of RSUs and PSUs associated with the company’s stock compensation programs partially offset the increase from the prior period as such benefits are now reflected as a tax benefit as a result of the company’s adoption of ASU 2016-09 in 2017.

The effective income tax rate for continuing operations increased during the nine months ended September 30, 2017 due to the items noted above as well as the absence in the current year of the tax-free net realized gains associated with the Baxalta Retained Share transactions, which included debt-for-equity exchanges, the contribution of Baxalta Retained Shares to the company’s U.S. pension plan and the exchange of Baxalta Retained Shares for shares of the company, as well as benefits attributable to closing an IRS and German income tax audit that were all reflected during the nine months ended September 30, 2016.  The effective income tax rate for continuing operations during the nine months ended September 30, 2017 was favorably impacted by approximately 5.2 percentage points due to tax windfall benefits realized from stock option exercises and vesting of RSUs and PSUs associated with the company’s stock compensation programs.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $248 million and $127 million for the three months ended September 30, 2017 and 2016, respectively, and $785 million and $4.7 billion for the nine months ended September 30, 2017 and 2016, respectively. Income from continuing operations per diluted share was $0.45 and $0.23 for the three months ended September 30, 2017 and 2016, respectively, and $1.42 and $8.56 for the nine months ended September 30, 2017 and 2016, respectively. The significant factors and events contributing to the changes are discussed above.

Income (loss) from Discontinued Operations

Discontinued operations were insignificant for both periods presented.  Refer to Note 2 within Item 1 for additional information regarding the separation of Baxalta.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flow for the nine month periods ended September 30, 2017 and 2016.

	Nine months ended
	September 30,
(in millions)	2017	2016
Cash flows from operations - continuing operations	$1,343	$938
Cash flows from investing activities - continuing operations	(1,088)	(549)
Cash flows from financing activities	391	(44)

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations increased during the first nine months of 2017 as compared to the prior year period. The increase was driven by the factors discussed below.

Net Income

Net income, as adjusted for certain non-cash items, such as depreciation and amortization, net periodic pension benefit and OPEB costs, stock compensation, deferred income taxes and other items increased in the nine months ended September 30, 2017 compared to 2016.  Additionally, non-cash items in the nine months ended September 30, 2016 included net realized gains of $4.4 billion related to the debt-for-equity exchanges of Baxalta Retained Shares for certain company indebtedness and for the equity-for-equity exchange.

Accounts Receivable

Cash inflows from accounts receivable were $32 million in the first nine months of 2017 compared to an inflow of $22 million in the prior year. Days sales outstanding in the current year were comparable to the prior year.

Inventories

Cash outflows relating to inventories decreased in 2017 as compared to the prior-year period. The following is a summary of inventories as of September 30, 2017 and December 31, 2016, as well as annualized inventory turns for the first nine months of 2017 and 2016, by segment.

	Inventories		Annualized inventory turns for the Nine
	September 30,	December 31,	months ended September 30,
(in millions, except inventory turn data)	2017	2016	2017	2016
Renal	$635	$544	3.77	3.58
Hospital Products	915	885	3.97	3.61
Other	—	1	n/a	n/a
Total company	$1,550	$1,430	3.89	3.60

The increase in inventories was driven primarily by timing of purchases and longer sourcing lead times for certain products within the Renal segment portfolio, coupled with the acquisition of Claris in the Hospital Products segment.

Other

The changes in accounts payable and accrued liabilities were a $36 million outflow in the first nine months of 2017 compared to a $326 million outflow in the first nine months of 2016. The changes were primarily driven by a first quarter 2016 non-recurring $303 million tax settlement payment to partially settle a U.S. Federal income tax audit as well as the timing of supplier payments.

Payments related to the execution of the company’s business optimization initiatives increased from $98 million in the first nine months of 2016 to $114 million in the first nine months of 2017. The company made payments of $21 million in the first nine months of 2016 related to the execution of the COLLEAGUE infusion pump and SIGMA SPECTRUM infusion pump recalls. Refer to Note 7 within Item 1 for further information regarding the company’s business optimization initiatives.

Changes in other balance sheet items include an outflow of $93 million and an inflow of $121 million in the first nine months of 2017 and 2016, respectively, primarily driven by the collection of a tax receivable in the second quarter of 2016.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $410 million and $519 million in the first nine months of 2017 and 2016, respectively. The company’s capital expenditures in 2017 were driven by targeted investments in projects to support production of PD and IV solutions.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $680 million in the first nine months of 2017 were primarily driven by the $629 million acquisition of Claris, the acquisition of the rights to Clindamycin Saline and Clindamycin Dextrose from Celerity and the acquisition of Wound Care Technologies, Inc. Cash outflows relating to acquisitions and investments of $47 million in the first nine months of 2016 were driven primarily by the acquisition of the rights to Vancomycin from Celerity.

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities in 2017 and 2016 were not significant.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $633 million for the first nine months of 2017 primarily related to the issuance of €600 million of senior notes at a fixed coupon rate of 1.30% due in May 2025.

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

Other Financing Activities

Cash dividend payments totaled $228 million and $197 million in the first nine months of 2017 and 2016, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate from $0.115 to $0.13 per share for quarterly dividends declared between May 2016 and May 2017. In addition, the company increased the quarterly dividend rate from $0.13 to $0.16 per share for quarterly dividends declared beginning in May 2017. Proceeds from stock issued under employee benefit plans increased from $251 million in the first nine months of 2016 to $298 million in the first nine months of 2017, primarily due to increased option exercises in the first nine months of 2017.

As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016. The company paid $275 million in cash to repurchase approximately 4.7 million shares pursuant to this authority in the first nine months of 2017 and had $1.4 billion remaining available under this authorization as of September 30, 2017. In the first nine months of 2016, the company paid $45 million in cash to repurchase shares. In the first nine months of 2016, the company executed an equity-for-equity exchange of Baxalta Retained Shares for 11.5 million outstanding Baxter shares.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of September 30, 2017, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. As of September 30, 2017, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $3.5 billion of cash and equivalents as of September 30, 2017, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of September 30, 2017, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $151 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at September 30, 2017 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2016 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2016 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2017.

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

CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India on July 27, 2017, immediately prior to the closing of the Claris acquisition.  FDA completed the inspection on August 4, 2017, at which time FDA issued a related Form-483 (Claris 483).  The Claris 483 includes a number of observations across a variety of areas.  The company submitted its timely response to the Claris 483 and is in the process of implementing corrective and preventive actions, which have included product recalls that are financially immaterial to the company, to address FDA’s observations and other items identified in connection with integrating Claris into the company’s quality systems.

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

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated the separation of the company’s biopharmaceuticals and medical products businesses (including the 2016 disposition of the company’s Retained Shares in Baxalta), the impact of competition, future sales growth, business development activities (including the recent acquisition of Claris Injectables in July 2017), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of the company’s experience and perception of historical trends, current conditions, and expected future developments as well as other factors that the company believes are appropriate in the circumstances. While these statements represent the company’s current judgment on what the future may hold, and the company believes these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	failure to achieve our long-term financial improvement goals;
•	demand for and market acceptance risks for and competitive pressures related to new and existing products, and the impact of those products on quality and patient safety concerns;
•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;
•

future actions of (or failures to act or delays in acting by) FDA, the European Medicines Agency or any other regulatory body or government authority (including the U.S. Department of Justice or the New York Attorney General) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s quality, compliance and ethics programs;
•	future actions of third parties, including third-party payers, as healthcare reform and other similar measures are implemented, modified or repealed in the United States and globally;
•	the impact of ongoing U.S. healthcare reform and other similar actions undertaken by foreign governments with respect to pricing, reimbursement, taxation and rebate policies;
•

additional legislation, regulation and other governmental pressures in the United States or globally, which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;
•	the company’s ability to identify business development and growth opportunities and to successfully execute on business development strategies;
•	the company’s ability to finance and develop new products or enhancements, on commercially acceptable terms or at all;
•	the availability and pricing of acceptable raw materials and component supply;
•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties (including as a result of natural disaster or otherwise);
•	the impact of any future tax liability with respect to the separation and distribution, including with respect to disposition of the Retained Shares;
•	any failure by Baxalta or Shire to satisfy its obligation under the separation agreements, including the tax matters agreement, or the company’s letter agreement with Shire and Baxalta;
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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2017 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2017, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $5 million with respect to those contracts would decrease by $23 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2017 by replacing the actual exchange rates at September 30, 2017 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2016 Annual Report. There were no significant changes during the quarter ended September 30, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

In the third quarter of 2017, related to its overall business optimization initiatives, the company began implementation of a business transformation project within the finance, human resources, purchasing and information technology functions which will further centralize and standardize business processes and systems across the company.  The company is transitioning some processes to its shared services centers while others are moving to outsourced providers.  This multi-year initiative will be conducted in phases and include modifications to the design and operation of controls over financial reporting.

With the exception of the above, there have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 and 2016 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of September 30, 2017, and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in equity for the year then ended (not presented herein), and in our report dated February 23, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

November 2, 2017

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 13 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2017.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
July 1, 2017 through July 31, 2017	—	$—	—
August 1, 2017 through August 31, 2017	2,082,000	$61.05	2,082,000
September 1, 2017 through September 30, 2017	834,700	$62.78	834,700
Total	2,916,700	$61.54	2,916,700	$1,408,670,768

(1)In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The board of directors increased this authority by an additional $1.5 billion in November 2016. During the third quarter of 2017, the company repurchased 2.9 million shares for $180 million under this program. $1.4 billion remained available as of September 30, 2017. This program does not have an expiration date.

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: November 2, 2017	By:	/s/ James K. Saccaro
James K. Saccaro
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)