Form 10-K
period 2017-12-31
BAXTER INTERNATIONAL INC
filed 2018-02-23
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4448

Baxter International Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-0781620
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 224.948.2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $1.00 par value	New York Stock Exchange Chicago Stock Exchange
1.3% Senior Notes due 2025	New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $60.54 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $33 billion. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2018 was 540,138,815.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2018 proxy statement for use in connection with its Annual Meeting of Stockholders to be held on May 8, 2018 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

Company Overview

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products across its portfolio, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products.  In 2017, Baxter added capabilities in the production of essential generic injectable medicines with the acquisition of Claris Injectables Limited (Claris). The company’s global footprint and critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. As of December 31, 2017, Baxter manufactured products in over 20 countries and sold them in over 100 countries.

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

Business Segments and Products

In 2017, Baxter announced a change in its commercial structure to improve performance, optimize costs, increase speed in the decision-making process and drive improved accountability across the company. As a result, the company now reports its financial performance based on its new segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific).

Each of the company’s segments provide a broad portfolio of essential healthcare products across its portfolio, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products.

For financial information about Baxter’s segments (which includes recast information for earlier periods), see Note 17 in Item 8 of this Annual Report on Form 10-K.

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

Sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2017.

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

In connection with the separation and distribution of Baxalta, Baxter entered into a long-term manufacturing and supply agreement with Baxalta. Baxalta manufactures and supplies Baxter with ARTISS, TISSEEL, FLOSEAL and stand-alone thrombin under the manufacturing and supply agreement, on a cost-plus basis.

Competition and Healthcare Cost Containment

Baxter’s businesses benefit from a number of competitive advantages, including the breadth and depth of their product offerings, as well as strong relationships with customers, including hospitals and clinics, group purchasing organizations, physicians, and patients, many who self-administer the home-based therapies supplied by Baxter. Baxter as a whole benefits from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of its products.

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

Research and Development

Baxter’s investment in research and development (R&D), consistent with the company’s portfolio optimization and capital allocation strategies, helps fuel its future growth and its ability to remain competitive in each of its product categories. Accordingly, Baxter continues to focus its investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxter’s R&D activities were $617 million in 2017, $647 million in 2016, and $603 million in 2015. These expenditures include costs associated with R&D activities performed at the company’s R&D centers located around the world, which include facilities in Belgium, Sweden, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.

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

Each product that Baxter markets is required to meet specific quality standards, both in packaging and in product integrity and quality. If any of those is determined to be compromised at any time, Baxter endeavors to take corrective and preventive actions designed to ensure compliance with regulatory requirements and to meet customer expectations. For more information on corrective actions taken by Baxter, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form ‑10-K.

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

Separation of Baxalta

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of  Baxalta to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (the Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date. As a result of the distribution, Baxalta became an independent public company.

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

The local separation of Baxalta’s business in certain countries outside the United States did not occur prior to the distribution date due to regulatory requirements, the need to obtain consents from local governmental authorities and other business reasons. Separation of the remaining three countries has occurred as of December 31, 2017.

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

Employees

As of December 31, 2017, Baxter employed approximately 47,000 people.

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

Item 1A.Risk Factors.

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors. If any of the events described below occurs, our business, financial condition, results of operations, future growth prospects and stock price could suffer.

We may not achieve our long-term financial improvement goals.

We have been implementing plans to enhance profitability and returns for our stockholders. These plans include the achievement of certain financial goals (including improved operating margin and earnings per share) in 2018 and beyond. While we are continuing to refine these goals, our plan contemplates significant margin expansion over our long-range plan, which runs through 2020. We have identified certain key strategies to help achieve these targets. These strategies include optimizing our core product portfolio globally, driving operational excellence through the realignment of our cost structure and various restructuring activities and maximizing the value derived from the allocation of our capital.

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

We need to successfully introduce new products to achieve our strategic business objectives. Product development requires substantial investment and there is inherent risk in the R&D process. A successful product development process depends on many factors, including our ability to properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner and differentiate our products from those of our competitors. If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete and our revenue and profitability could suffer.

Issues with product supply or quality could have an adverse effect upon our business, subject us to regulatory actions, cause a loss of customer confidence in us or our products, among other negative consequences.

Our success depends upon the availability and quality of our products. The medical products industry is competitive and subject to complex market dynamics and varying demand levels. These levels vary in response to macro-economic conditions, regulatory requirements (including the availability of private or public reimbursement), seasonality, natural disasters, epidemics and other matters. Additionally the development of new or enhanced products involves a lengthy regulatory process and is capital intensive. As a result, our ability to match our production levels and capacity to market demand is imprecise and may result in a failure to meet market demand or satisfy customer requirements for our products or, alternatively, an oversupply of inventory. Failure to meet market demand may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price). In the event of an oversupply, we may be forced to lower our prices or record asset impairment charges or take other action which may adversely affect our business, financial condition and results of operations.

Additionally, quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving the company’s products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. While we have a quality system that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls (either voluntary or required by the FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, Baxter has made and continues to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict the company from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

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

If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing or supply difficulties, our business and results of operations may be adversely affected.

The manufacture of our products requires, among other things, the timely supply or delivery of sufficient amounts of quality components and materials. We manufacture our products in approximately 50 manufacturing facilities around the world. We acquire our components, materials and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from ourselves for self-supplied requirements. We endeavor, either alone or working closely with our suppliers, to ensure the continuity of our inputs and supplies but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify certain of our sources of components and materials, in certain instances there is only a sole source or supplier with no alternatives yet identified. For most of our components and materials for which a single source or supplier is used, alternative sources or suppliers may exist, but we have made a strategic determination to use the single source or supplier. Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to any related supply disruption, there can be no assurance that such measures will be sufficient or effective. A reduction or interruption in supply and an inability to quickly develop acceptable alternative sources for such supply, could adversely affect our ability to manufacture and distribute our products in a timely or cost-effective manner, and our ability to make product sales.  Additionally, volatility in our costs of energy, transportation/freight, components, raw materials and other supply, manufacturing and distribution costs could adversely affect our results of operations. Climate change (including laws or regulations passed in response thereto) could increase our costs, in particular our costs of supply, energy and transportation/freight. Material or sustained increases in the price of oil could have an adverse impact on the cost of many of the plastic materials we use to make and package our products, as well as our transportation/freight costs. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

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

Some of our products are manufactured at a single manufacturing facility or stored at a single storage site. Loss or damage to a manufacturing facility or storage site due to a natural disaster or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences (including those identified in the paragraph above). Because of the time required to approve and license a manufacturing facility, a third party manufacturer may not be available on a timely basis (if at all) to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable due to natural disaster, regulatory action or otherwise.

We are increasingly dependent on information technology systems and subject to privacy and security laws, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.

We increasingly rely upon technology systems and infrastructure, including support provided by our partners and third parties, to support our business, our products and our customers.  For example, we routinely rely on our technology systems and infrastructure to aid us in the collection, use, storage and transfer, disclosure and other processing of voluminous amounts of data (including confidential, business, personal and other sensitive information).    We also rely on systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters. Certain of our products collect data regarding patients and their therapy and some connect to our systems for maintenance and other purposes.

The increasing use and evolution of technology, including cloud-based computing, and reliance on third parties creates additional opportunities for the unintentional, intentional and/or unauthorized exposure, dissemination and/or destruction of confidential information stored in our technology systems, infrastructure and products. Our products, devices, computer systems, servers and other technology systems (and those of third parties that we use) are vulnerable to breakdown, interruption, cyber and other security attacks, system malfunction, unauthorized access and other events.  Security threats, including cyber and other attacks are becoming increasingly sophisticated, frequent, and adaptive. Any such vulnerability could compromise our technology systems and infrastructure and could expose personal and/or proprietary information (including sensitive personal information) to unauthorized third parties and/or cause permanent loss of such data.  In addition to loss of data, unauthorized access to or interference with our products that utilize cloud-based computing or otherwise send and receive data may cause product functionality issues that may result in risk to patient safety, field actions and/or product recalls. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns, breaches in our systems or other incidents or ensure compliance with all applicable security and privacy laws, regulations and standards.  Such breakdowns can lead to regulatory fines and penalties, business disruption, reputational harm, financial loss as well as other damages.  We could also suffer strained relationships with customers and business partners, increased costs (for security measures, remediation or otherwise), litigation (including class actions and stockholder derivative actions) or other negative consequences (including a decline in stock price) from breaches, cyber and other security attacks, industrial espionage, ransomware, email or phishing scams, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers or other business partners.  While we have invested in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, attacks, breaches in our systems or other cyber incidents or ensure compliance with all applicable security and privacy laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including protected health information (PHI), on our behalf.

Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data, including The Health Insurance Portability and Accountability Act, The Health Information Technology for Economic and Clinical Health Act and the European Union’s General Data Protection Regulation (GDPR).  In May 2018, the GDPR will supersede current European Union data protection legislation, impose more stringent European Union data protection requirements, and provide for greater penalties for noncompliance.  We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations.

In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities. We also face all of the same risks listed above and other heightened risks when acquiring a company, in particular if we need to transition or implement certain processes or controls with the acquired company.

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

The manufacture, distribution, marketing and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. The same testing and procedures sometimes apply to current products that are up for authorization renewal or are subject to changes in law or regulation (for example certain of our medical devices will have to comply with the new European Union Medical Device Regulation). Changes to current products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject the company to further review, result in product launch delays or otherwise increase our costs. For information on current regulatory issues affecting us, please refer to the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K. In connection with these issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated financial statements.

The sales, marketing and pricing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, OIG, DOJ and the Federal Trade Commission. The DOJ and the Securities and Exchange Commission have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical and medical product companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments have also increased their scrutiny of pharmaceutical and medical product companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Sunshine Act enacted under the Patient Protection and Affordable Care Act (as amended, the PPACA), can be complicated, are subject to frequent change and may be violated unknowingly.

Additionally, the U.S. Department of the Treasury’s Office of Foreign Control and the Bureau of Industry and Security at the U.S. Department of Commerce administer laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. From time to time, certain of our subsidiaries have limited business dealings in countries subject to these sanctions, including Iran, Sudan, Syria, Russia and Cuba. These dealings represent an insignificant amount of our consolidated revenues and income but expose us to an increased risk of violating applicable sanctions regulations, which are complex and subject to frequent change. Additional restrictions may be enacted, enforced or interpreted in a way that may adversely affect our operations.

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

If reimbursement or other payment for our current or future products is reduced or modified in the United States or abroad, including through the implementation or repeal of government-sponsored healthcare reform or other similar actions, cost containment measures, or changes to policies with respect to pricing, taxation or rebates, then our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by both public and private payers. These payers include Medicare, Medicaid, and private healthcare insurers in the United States and foreign governments and third-party payers outside the United States. Public and private payers are increasingly challenging the prices charged for medical products and services. We may continue to experience downward pricing pressures from any or all of these payers which could result in an adverse effect on our business, financial condition and operational results.

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

The PPACA includes several provisions which impact our businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs. The PPACA reduces Medicare and Medicaid payments to hospitals and other providers, which may cause us to experience downward pricing pressure. Certain portions of the PPACA, including Sections 2501(a), 2501(b) and 7101(a), could negatively impact the demand for our products, and therefore our results of operations and financial position.

It is uncertain what impact the current U.S. presidential administration might have on coverage, reimbursement and other matters related to the PPACA and/or healthcare reform in general, including the timing and speed of any such impact.

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

Although no single company competes with us in all of our businesses, we face substantial competition in all of our markets from international and domestic healthcare and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation.

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

As part of our long-term strategy, we are engaged in business development activities including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of the company’s resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to these products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process R&D projects and to maintain adequate controls over the combined operations. Certain of these activities are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions and could result in mandated divestitures in the context of proposed acquisitions. If we are unsuccessful in our business development activities, we may be unable to meet our financial targets and our financial performance could be adversely affected.

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

Furthermore, our intellectual property, other proprietary technology and other sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events. While we have invested to protect our intellectual property, confidential information and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber incidents or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.

Misappropriation or other loss of our intellectual property from any of the foregoing would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

We are subject to risks associated with doing business globally.

Our operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials, changes in taxation, export control restrictions, changes in or violations of U.S. or local laws, including the FCPA and the United Kingdom Bribery Act, dependence on a few government entities as customers, pricing restrictions, economic and political instability, monetary or currency volatility or instability (including as it relates to the U.S. dollar, the Euro, the Yuan and currencies in emerging market countries), disputes between countries, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including natural disaster, pandemic, power loss, cyber attack, data breach, war, terrorism, riot, labor disruption, civil insurrection or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

The 2016 referendum by British voters to exit the European Union (EU) (commonly known as Brexit) and the UK government’s subsequent initiation of the withdrawal process has created uncertainties affecting business operations in the EU.  Withdrawal by the UK could result in the deterioration of economic conditions, volatility in currency exchange rates, and increased regulatory complexities.  These outcomes could have an adverse effect on our business, financial condition or results of operations.

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity.

We generate the majority of our revenue and profit outside the United States. As a result, our financial results may be adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We may experience additional volatility as a result of inflationary pressures and other macroeconomic factors, including in emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets could be impeded if adverse liquidity market conditions occur. A discussion of the financial impact of foreign exchange rate and interest rate fluctuations, and the ways and extent to which we attempt to mitigate such impact is contained under the caption “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.

Changes to the tax laws in the United States or other countries in which we operate could have an adverse effect on our operating results.  In particular, the recently-enacted Tax Cuts and Jobs Act of 2017 (Tax Reform), including, among other things, certain changes in tax rates, deductibility of interest, deductibility of executive compensation expense, expensing of capital expenditures, the ability to use certain tax credits, taxation on earnings from international business operations, and the system of taxation (from worldwide to territorial) could adversely affect our financial condition and results of operations.  In certain instances, Tax Reform could have a negative effect on our tax rate and the carrying value of deferred tax balances.  Any of these changes could adversely affect our financial performance.  There remains some uncertainty regarding the implementation of such Tax Reform and its impact on us.  We cannot currently predict the full impact of Tax Reform on our business, including revenues, profit margins, profitability, operating cash flows and results of operations. For more information regarding the company’s provisional estimate of the impact of Tax Reform, see Note 15 in Item 8 of this Annual Report on Form 10-K.

Taxing authorities may audit us from time to time and disagree with certain positions we have taken in respect of our tax liabilities.  Our tax liabilities are affected by many factors, including the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. Because we operate in multiple income tax jurisdictions both inside and outside the United States, cross border transactions among our affiliates are a significant part of the manner in which we operate. Although we believe that we transact intercompany business in accordance with arms-length principles, tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result.

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

We are party to a number of pending lawsuits and other disputes which may have an adverse impact on our business, operations or financial condition.

We are party to a number of pending lawsuits, settlement discussions, mediations, arbitrations and other disputes. In addition, in the future we may be party to such disputes, including patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced revenue, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation and other disputes generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these current matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation and other disputes, including any adverse outcomes, may have an adverse impact on the business, operations or financial condition of the company. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. See Note 16 in Item 8 of this Annual Report on Form 10-K for more information regarding current lawsuits.

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. Events such as a delay in product development, changes to our expectations or strategy or even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial conditions and our stock price.

Future material impairments in the value of our long-lived assets, including goodwill, could negatively affect our operating results.

We regularly review our long-lived assets, including identifiable intangible assets, goodwill (which results from our acquisition activity) and property, plant and equipment, for impairment. Goodwill and acquired indefinite life intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets are reviewed when there is an indication that impairment may have occurred. Changes in market conditions or other changes in the future outlook of value may lead to impairment charges in the future. In addition, we may from time to time sell assets that we determine are not critical to our strategy, including in connection with our strategic exits. Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations.  For more information on the valuation and impairment of long-lived assets, refer to the discussion under the caption entitled “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K.

Current or worsening economic conditions may adversely affect our business and financial condition.

The company’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of our customers (including governments) to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products. We continue to do business with foreign governments in certain countries, including Greece, Spain, Portugal, and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2017, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $149 million. While global economic conditions have not significantly impacted the company’s ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. These conditions may also impact the stability of the U.S. dollar, Euro or Yuan. For more information on accounts receivable and credit matters with respect to certain of these countries, refer to the discussion under the caption entitled “Credit Facilities, Access to Capital and Credit Ratings” in Item 7 of this Annual Report on Form 10-K.

We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation and distribution of Baxalta.

On July 1, 2015, we distributed approximately 80.5% of the outstanding shares of Baxalta common stock to Baxter stockholders in connection with the separation of our biopharmaceuticals business. We disposed of our remaining 19.5% stake in Baxalta (Retained Shares) in 2016, in connection with a series of transactions including debt-for-equity exchanges, an equity-for-equity exchange and a contribution to our U.S. pension plan (Retained Shares Transactions). Shire plc (Shire) acquired Baxalta in June 2016, after completion of the last Retained Shares Transaction. In connection with the July 2015 distribution, we entered into a separation and distribution agreement and various other agreements (including a tax matters agreement, a long term services agreement, a manufacturing and supply agreement, a trademark license agreement, a Galaxy license agreement, an international commercial operations agreement and certain other commercial agreements) with Baxalta. These agreements govern the separation and distribution and the relationship between the companies going forward, including with respect to potential tax-related losses associated with the separation and distribution and the Retained Shares Transactions. They also provide for the performance of services by each company for the benefit of the other for a period of time (including under the manufacturing and supply agreement pursuant to which Shire now manufactures and sells certain products and materials to us).

The separation and distribution agreement provides for indemnification obligations designed to make Baxalta financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation. It is possible that a court would disregard the allocation agreed to between us and Baxalta and require us to assume responsibility for obligations allocated to Baxalta. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation and distribution agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs. In addition, our indemnity obligations to Baxalta may be significant. These risks could negatively affect our business, financial condition or results of operations.

The separation and distribution of Baxalta continues to involve a number of risks, including, among other things, the indemnification risks described above. Certain of the agreements described above provide for the performance of services by each company for the benefit of the other for a period of time. Shire may elect to extend the term for which we provide services to Baxalta under these agreements. If Baxalta is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur losses. These arrangements could also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations.

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

In anticipation of the proposed Baxalta — Shire merger (the Merger), we entered into a letter agreement with Shire and Baxalta (the Letter Agreement). Under the Letter Agreement, Baxalta agreed to indemnify, and Shire agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses attributable to or resulting from (in whole or in part) the merger as further described in the Letter Agreement. If the Baxter Transactions are determined to be taxable as a result (in whole or in part) of the merger (for example, if the merger is deemed to be part of a plan (or series of related transactions) that includes the Baxter Transactions, Baxter and its stockholders could incur significant tax liabilities. Although Baxalta and Shire may be required to indemnify Baxter under the tax matters agreement and the Letter Agreement for any such tax liabilities incurred by Baxter, there can be no assurance that the indemnity from Baxalta or the guarantee thereof by Shire will be sufficient to protect us against all or a part of the amount of such liabilities, or that either Baxalta or Shire will be able to fully satisfy their respective obligations.

Even if we ultimately succeed in recovering from Baxalta or Shire any amounts for which we are held liable, we may be required to bear these costs, which could negatively affect our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The company’s corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.

Baxter owns or has long-term leases on all of its manufacturing facilities. The company’s principal manufacturing facilities by geographic location are listed below:

Region	Location	Owned/Leased
Americas
	Aibonito, Puerto Rico	Leased
	Alliston, Canada	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Cuernavaca, Mexico	Owned
	Guayama, Puerto Rico	Owned
	Haina, Dominican Republic	Leased
	Hayward, California	Leased
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Jayuya, Puerto Rico	Leased
	Opelika, Alabama	Owned
	Brooklyn Park, Minnesota	Leased
	PESA, Mexico	Leased
	Sao Paulo, Brazil	Owned
	Tijuana, Mexico	Owned
	Mountain Home, Arkansas	Owned/Leased(1)
	North Cove, North Carolina	Owned
	St. Paul, Minnesota	Leased
	Irvine, California	Owned
APAC
	Guangzhou, China	Owned
	Shanghai, China	Owned
	Suzhou, China	Owned
	Toongabbie, Australia	Leased
	Woodlands, Singapore	Owned/Leased(2)
	Canlubang, Phillipines	Leased
	Amata, Thailand	Owned
	Tianjin, China	Owned
	Miyazaki, Japan	Owned
EMEA
	Castlebar, Ireland	Owned
	Grosotto, Italy	Owned
	Halle, Germany	Owned
	Hechingen, Germany	Leased
	Lessines, Belgium	Owned
	Liverpool, United Kingdom	Leased
	Lund, Sweden	Leased
	Marsa, Malta	Owned
	Medolla, Italy	Owned
	Meyzieu, France	Owned
	Rostock, Germany	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Sondalo, Italy	Owned
	Swinford, Ireland	Owned
	Thetford, United Kingdom	Owned
	Elstree, United Kingdom	Leased
	Tunis, Tunisia	Owned

(1)	Includes both owned and leased facilities.
(2)	Baxter owns the facility located at Woodlands, Singapore and leases the property upon which it rests.

The company also owns or operates shared distribution facilities throughout the world. In the United States and Puerto Rico, there are six shared distribution facilities with the principal facilities located in Memphis, Tennessee; Catano, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Benelux, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany,

Greece, Guatemala, Hong Kong, India, Ireland, Italy, Japan, Korea, Mexico, New Zealand, Panama, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey, the United Arab Emirates, the United Kingdom, and Venezuela.

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

Not Applicable.

Executive Officers of the Registrant

As of February 23, 2018, the following serve as Baxter’s executive officers:

José E. Almeida, age 55, is Chairman, President and Chief Executive Officer, having served in that capacity since January 2016. He began serving as an executive officer of the company in October 2015.  He served as Senior Advisor with The Carlyle Group from May 2015 until October 2015. Previously, he served as the Chairman, President and Chief Executive Officer of Covidien plc (Covidien) from March 2012 to January 2015, prior to Medtronic plc’s (Medtronic) acquisition of Covidien, and President and Chief Executive Officer of Covidien from July 2011 to March 2012. Mr. Almeida served in other executive roles with Covidien (formerly Tyco Healthcare (Tyco)) between April 2004 and June 2011.  Mr. Almeida is a member of the Board of Directors of Walgreens Boots Alliance, Inc.

Giuseppe Accogli, age 47, is Senior Vice President and President, Global Businesses. Prior to his current role, Mr. Accogli served as Corporate Vice President and President, Renal from 2016 to 2017 and as Head of the U.S. region for Baxter’s Renal business from 2015 to 2016. Mr. Accogli joined Baxter in 2007 as Renal business unit Director in Italy, and assumed positions of increasing responsibility with the Renal business in Europe, including Head of the EMEA region for Renal from 2013 to 2015. Previously he worked as a Business Unit Manager and Sales and Marketing Manager for Medtronic (Italy) and in several sales, product and marketing roles for Tyco and then Covidien in Italy and EMEA.

Brik V. Eyre, age 54, is Senior Vice President and President, Americas. Prior to his current role, Mr. Eyre served as Corporate Vice President and President, Hospital Products from 2015 to 2017. Mr. Eyre joined the company in 2008 as General Manager for BioPharma Solutions, Baxter’s global manufacturing and contract services business. He later served as General Manager for our U.S. Medication Delivery business and then he served as Corporate Vice President and President of Renal. Prior to joining Baxter, he held a variety of senior management positions at Cardinal Health, Inc., including President of Cardinal’s PreSource Products and Services business.

Cristiano Franzi, age 55, is Senior Vice President and President, EMEA.  Mr. Franzi joined Baxter in 2017 from Medtronic, where he served as Vice President and President, Minimally Invasive Therapies Group EMEA from 2015 to 2017. He served as President EMEA at Covidien prior to Medtronic’s acquisition of Covidien. He joined Covidien in 2009 and held roles of increasing responsibility during his tenure. He held a number of commercial and functional roles across Europe, the Middle East and Africa at ev3 Endovascular, Inc., Boston Scientific Corporation and Becton, Dickinson & Co. earlier in his career.

Andrew Frye, age 52, is Senior Vice President and President, APAC.  Mr. Frye joined Baxter in 2017 from DKSH Holdings Ltd., where he served as Global Head of Healthcare from 2015 to 2017. In that role, he oversaw a portfolio of pharmaceuticals, over-the-counter and device products across 13 countries. Previously, he served as Vice President of Business Development from 2011 to 2014 for DKSH Healthcare. Earlier in his career, he held a number of commercial roles with increasing responsibility at Abbott Laboratories’ Pharmaceutical and Nutrition divisions.

Sean Martin, age 55, is Senior Vice President and General Counsel.  Mr. Martin joined Baxter in 2017 from Apollo Education Group, Inc., where he served as Senior Vice President, General Counsel and Secretary from 2010 to 2017. Previously, he served as Assistant Secretary (2010), Vice President of Corporate Law (2009 to 2010) and Vice President of Commercial Law (2005 to 2009) for Amgen Inc. He also served as Vice President and Deputy General Counsel at Fresenius Medical Care North America from 2000 to 2005. Mr.

Martin was a Partner at the law firm Foley & Lardner LLP from 1998 to 2000 and served eight years as Assistant U.S. Attorney for the Northern District of Illinois.

Jeanne K. Mason, Ph.D., age 62, is Senior Vice President, Human Resources. Ms. Mason joined Baxter in 2006 from GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions. Ms. Mason began her career with General Electric (GE) in 1988 after serving with the U.S. General Accounting Office in Washington, D.C. Her GE experience included leadership roles in Europe for GE Information Services and GE Capital Real Estate.

Scott Pleau, age 52, is Senior Vice President, Operations. Mr. Pleau joined Baxter in 2016 from Medtronic, where he served as Vice President of Global Operations. Previously he held key operations positions of increasing responsibility across multiple businesses at Covidien beginning in 1995, most recently as Vice President, Operations, prior to Medtronic’s 2015 acquisition of Covidien.

James K. Saccaro, age 45, is Executive Vice President and Chief Financial Officer. Mr. Saccaro was Senior Vice President and Chief Financial Officer at Hill-Rom Corporation prior to rejoining Baxter in 2014. He originally joined the company in 2002 as Manager of Strategy for the company’s BioScience business, and over the years assumed positions of increasing responsibility, including Vice President of Financial Planning, Vice President of Finance for the company’s operations in Europe, the Middle East and Africa and Corporate Vice President and Treasurer.  He previously held strategy and business development positions at Clear Channel Communications and the Walt Disney Company.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table includes information about the company’s common stock repurchases during the three-month period ended December 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
October 1, 2017 through October 31, 2017	328,500	$62.41	328,500
November 1, 2017 through November 30, 2017	2,332,814	$64.30	2,332,814
December 1, 2017 through December 31, 2017	1,834,400	$64.82	1,834,400
Total	4,495,714	$64.37	4,495,714	$1,119,190,080
(1)

On July 25, 2012, the company announced that its Board of Directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The Board of Directors increased this authority by $1.5 billion in November 2016. During the fourth quarter of 2017, the company repurchased approximately 4.5 million shares for $289 million in cash pursuant to this authority through Rule 10b5-1 purchase plans. The remaining authorization under this program totaled approximately $1.1 billion at December 31, 2017.  The Board of Directors increased this authority by an additional $1.5 billion in February 2018.  After giving effect to the February 2018 approval and 2018 share repurchases, $2.3 billion of repurchase authority remained available as of February 20, 2018.  This program does not have an expiration date.

Baxter common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which the company’s common stock is traded. At January 31, 2018, there were 26,370 holders of record of the company’s common stock.

Performance Graph

The following graph compares the change in Baxter’s cumulative total shareholder return (including reinvested dividends) on Baxter’s common stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s 500 Health Care Index over the past five years. Performance through June 30, 2015 has been adjusted for the Baxalta separation which occurred on July 1, 2015.

Item 6.Selected Financial Data.

See Note 1 of Item 8 for additional details regarding basis of presentation.

as of or for the years ended December 31		2017[2,1]	2016[3,1]	2015[4,1]	2014[5,1]	2013[6,1]
Operating Results	Net sales	$10,561	10,163	9,968	10,719	9,413
(in millions)	Income from continuing operations	$724	4,966	393	457	315
	(Loss) income from discontinued operations, net of tax	$(7)	(1)	575	2,040	1,697
	Net income	$717	4,965	968	2,497	2,012
Balance Sheet	Capital expenditures, continuing operations	$634	719	911	925	706
Information	Total assets	$17,111	15,546	20,962	26,138	25,224
(in millions)	Long-term debt and lease obligations	$3,509	2,779	3,922	7,331	8,126
Common Stock Information	Weighted-average number of common shares outstanding
	Basic	543	546	545	542	543
	Diluted	555	551	549	547	549
	Income from continuing operations per common share
	Basic	$1.33	9.10	0.72	0.84	0.58
	Diluted	$1.30	9.01	0.72	0.83	0.57
	(Loss) income from discontinued operations per common share
	Basic	$(0.01)	(0.01)	1.06	3.77	3.12
	Diluted	$(0.01)	—	1.04	3.73	3.09
	Net income per common share
	Basic	$1.32	9.09	1.78	4.61	3.70
	Diluted	$1.29	9.01	1.76	4.56	3.66
	Cash dividends declared per common share	$0.610	0.505	1.270	2.050	1.920

[1]	Refer to the notes to the consolidated financial statements for information regarding other charges and income items.
[2]

Income from continuing operations included charges totaling $169 million for business optimization, $19 million related to the Baxalta separation, $17 million related to SIGMA SPECTRUM infusion pump inspection and remediation reserves and other historical product reserves, $28 million of Claris acquisition and integration expenses, $32 million related to the impact of Hurricane Maria on the company’s operations in Puerto Rico, $21 million related to litigation and contractual disputes for business arrangements in which the company is no longer engaged or a party thereto, $33 million related to the deconsolidation of the company’s Venezuelan operations and $322 million related to the impact of tax reform.  Also included was a benefit of $12 million related to an adjustment to the company’s historical rebates and discount reserves.

[3]

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

[4]

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

[5]

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

[6]

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

EXECUTIVE OVERVIEW

Description of the Company and Business Segments

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products across its portfolio, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. The company’s global footprint and critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision.

Separation of Baxalta Incorporated

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of its biopharmaceuticals business, Baxalta Incorporated (Baxalta), to Baxter stockholders (the Distribution). As a result of the separation, the operating results of Baxalta have been reflected as discontinued operations for the years ended December 31, 2017, 2016, and 2015. Refer to Note 2 in Item 8 for additional information regarding the separation of Baxalta. Unless otherwise stated, financial results herein reflect continuing operations.

Acquisition of Claris Injectables Limited

On July 27, 2017, Baxter acquired 100 percent of Claris Injectables Limited (Claris), a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of approximately $629 million, net of cash acquired. Through the acquisition, Baxter added capabilities in production of essential generic injectable medicines, such as anesthesia and analgesics, renal, anti-infectives and critical care in a variety of presentations including bags, vials and ampoules. Refer to Note 5 in Item 8 for additional information regarding the acquisition of Claris.

Pending Acquisition of Recothrom and Preveleak

In January 2018, Baxter agreed to acquire two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical

(Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. The purchase price includes an upfront payment of approximately $153 million and potential contingent payments in the future. The transaction is expected to close in the first half of 2018, subject to the satisfaction of regulatory approvals and other closing conditions.  Total sales of both products approximated $56 million during the twelve months ended September 29, 2017.

Segments

In 2017, Baxter announced a change in its commercial structure to improve performance, optimize costs, increase speed in the decision-making process and drive improved accountability across the company. As a result, the company now reports its financial performance based on its new segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific).

For financial information about Baxter’s segments, see Note 17 in Item 8 of this Annual Report on Form 10-K.

Baxter had approximately 47,000 employees and conducted business in over 100 countries as of December 31, 2017. In 2017, the company generated approximately 60% of its revenues outside the United States.  The company maintained approximately 50 manufacturing facilities and over 100 distribution facilities in the United States, Europe, Asia-Pacific, Latin America and Canada as of December 31, 2017.

Financial Results

Baxter’s global net sales totaled $10.6 billion in 2017, an increase of 4% over 2016 on a reported and constant currency basis. International sales totaled $6.1 billion in 2017, an increase of 2% compared to 2016 on a reported and constant currency basis. Sales in the United States totaled $4.5 billion in 2017, an increase of 6% compared to 2016.

Baxter’s income from continuing operations for 2017 totaled $724 million or $1.30 per diluted share, compared to $4,966 million, or $9.01 per diluted share, in the prior year. Income from continuing operations in 2017 included special items which resulted in a net decrease to income from continuing operations of $652 million, or $1.18 per diluted share. Income from continuing operations in 2016 included special items which resulted in a net increase to income from continuing operations of $3.9 billion, or $7.05 per diluted share. The company’s special items are discussed further in the Results of Operations section below.

Baxter’s financial results included R&D expenses totaling $617 million in 2017, which reflects the company’s focus on balancing increased investments to support the company’s new product pipeline with efforts to optimize overall R&D spending through continuous evaluation of the portfolio.

The company’s financial position remains strong, with operating cash flows from continuing operations totaling $1.9 billion in 2017. The company has continued to execute on its disciplined capital allocation framework, which is designed to optimize stockholder value creation through reinvestment in the businesses, dividends and share repurchases, as well as acquisitions and other business development initiatives as discussed in the Strategic Objectives section below.

Capital investments totaled $634 million in 2017 as the company continues to invest across its businesses to support future growth, including additional investments in support of new and existing product capacity expansions. The company’s investments in capital expenditures in 2017 were focused on projects that improve production efficiency and enhance manufacturing capabilities to support its strategy of geographic expansion with select investments in growing markets.

The company also continued to return value to its stockholders in the form of dividends. During 2017, the company paid cash dividends to its shareholders totaling $315 million. Additionally, in 2017 the company repurchased 9.2 million shares through cash repurchases pursuant to Rule 10b5-1 repurchase plans and otherwise.

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

As part of this strategy, Baxter is shifting its investments to drive innovation where it has compelling opportunities to serve patients and healthcare professionals while advancing the business and will accelerate the pace in bringing these advances to market. Baxter is in the midst of launching more than 200 new products, geographic expansions and line extensions by 2020 including in such areas as chronic and acute renal care; smart pump technology; hospital pharmaceuticals and nutritionals; surgical sealants, and more. These comprise a mix of entirely new offerings, marked improvements on existing technologies, and the expansion of current products into new geographies.

Operational Excellence

As part of its pursuit of improved margin performance, Baxter is working to optimize its cost structure and as such is critically assessing optimal support levels in light of the company’s ongoing portfolio optimization efforts.

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

Maintaining Disciplined and Balanced Capital Allocation

Baxter’s capital allocation strategies include the following:

•	reinvest in the business, by funding opportunities that are positioned to deliver sustainable growth, support the company’s innovation efforts and improve margin performance;
•	return capital to stockholders through stock dividends, to meaningfully increase with earnings growth;
•	share repurchases; and
•	identify and pursue accretive M&A opportunities that generate returns above targeted thresholds.

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

Throughout 2017 the company continued to implement a range of water conservation strategies and facility-based energy saving initiatives. In the area of product stewardship and life cycle management, Baxter is pursuing efforts such as sustainable design and reduced packaging. Baxter is also responding to the challenges of climate change through innovative greenhouse gas emissions-reduction programs, such as shifting to less carbon-intensive energy sources in manufacturing and transport. Additionally, the company developed new long-term goals to drive continued environmental stewardship while creating healthier, more sustainable communities where Baxter employees work and live.

Risk Factors

The company’s ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on the company’s ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for 2017, 2016 and 2015.

years ended December 31 (in millions)	2017	2016	2015
Gross Margin
Intangible asset amortization expense	$(154)	$(163)	$(158)
Business optimization items[1]	(53)	(156)	(38)
Intangible asset impairment[2]	—	(51)	—
Separation-related costs[3]	(1)	(1)	—
Product-related items[4]	(17)	18	28
Claris acquisition and integration expenses¹⁰	(8)	—	—
Hurricane Maria costs¹¹	(32)	—	—
Total Special Items	$(265)	$(353)	$(168)
Impact on Gross Margin Ratio	(2.6 pts)	(3.5 pts)	(1.7 pts)
Marketing and Administrative Expenses
Business optimization items[1]	$116	$173	$152
Separation-related costs[3]	18	53	110
Claris acquisition and integration expenses¹⁰	20	—	—
Historical reserve adjustments¹²	(12)	—	—
Litigation and contractual disputes¹⁴	21	—	—
Total Special Items	$163	$226	$262
Impact on Marketing and Administrative Expense Ratio	1.5 pts	2.3 pts	2.6 pts
Research and Development Expenses
Business optimization items[1]	$—	$80	$13
Separation-related costs[3]	—	—	1
Total Special Items	$—	$80	$14
Other Income, Net
Business optimization items[1]	$—	$—	$(3)
Net realized gains on Retained Shares transactions⁵	—	(4,391)	—
Loss on debt extinguishment⁶	—	149	130
Reserve items and adjustments⁷	—	—	(52)
Business development items⁸	—	—	(20)
Tax matter⁹	—	9	—
Venezuela deconsolidation¹³	33	—	—
Total Special Items	$33	$(4,233)	$55
Income Tax Expense
Impact of special items⁹	$191	$(314)	$(137)
Total Special Items	$191	$(314)	$(137)
Impact on Effective Tax Rate	22.5 pts	(22.1 pts)	(10.4 pts)

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

[1]

In 2017, 2016 and 2015, the company’s results were impacted by costs associated with the company’s execution of certain strategies to optimize its organization and cost structure on a global basis. These actions included streamlining the company’s international operations, rationalizing its manufacturing facilities, reducing its general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. The company recorded net business optimization charges of $169 million, $409 million and $203 million in 2017, 2016 and 2015, respectively. The company’s results in 2017 included a net charge of $70 million related to restructuring activities, $89 million of costs to implement business optimization programs which primarily included external consulting and project employee costs and $10 million of accelerated depreciation associated with facilities to be closed. The $70 million of restructuring charges included net $59 million of employee termination costs, $6 million of asset impairment charges related to facility closure costs and $5 million of other exit costs. The company’s results in 2016 included a net charge of $285 million related to restructuring activities, $65 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, $33 million of accelerated depreciation associated with facilities to be closed, and $26 million of Gambro integration costs. The $285 million of restructuring charges included net $180 million of employee termination costs, $54 million of costs related to the discontinuance of the VIVIA home hemodialysis development program, $47 million of asset impairment charges related to acquired in-process R&D and facility closure costs and $4 million of other exit costs. The company’s results in 2015 included a net charge of $130 million related to restructuring activities and $73 million of Gambro integration costs. The $130 million of net restructuring charges included net $83 million of employee termination costs, a $20 million intangible asset impairment and $27 million of other asset impairments and other exit costs. Refer to Note 7 in Item 8 for further information regarding these charges and related reserves.

[2]	The company’s results in 2016 included a $51 million asset impairment primarily related to developed technology.

[3]	The company’s results in 2017, 2016 and 2015 included costs related to the Baxalta separation of $19 million, $54 million and $111 million, respectively.

[4]

The company’s results in 2017 included a net charge of $17 million related to SIGMA SPECTRUM infusion pump inspection and remediation activities and other historical product reserves.  The company’s results in 2016 and 2015 included a net benefit of $18 million and $28 million, respectively, primarily related to adjustments to the COLLEAGUE and SIGMA SPECTRUM infusion pump reserves. Refer to Note 7 in Item 8 for further information regarding these charges and related reserves.

[5]

The company’s results in 2016 included net realized gains of $4.4 billion related to the debt-for-equity exchanges of the company’s retained shares in Baxalta for certain indebtedness, the exchange of retained shares in Baxalta for Baxter shares and the contribution of retained shares in Baxalta to Baxter’s U.S. pension fund.

[6]

The company’s results in 2016 included a net debt extinguishment loss totaling $149 million related to the March 2016 debt-for-equity exchange for certain company indebtedness and certain debt redemptions. The company’s results in 2015 included a loss of $130 million related to its July 2015 tender offer for certain of its outstanding indebtedness. Refer to Note 8 in Item 8 for additional information.

[7]	The company’s results in 2015 included income of $52 million related to a litigation settlement in which Baxter was the beneficiary.

[8]

The company’s results in 2015 included a benefit of $20 million relating to the reversal of contingent consideration milestone liabilities. Refer to Note 5 in Item 8 for further information regarding the company’s acquisitions and other arrangements.

[9]

Reflected in this item is the tax impact of the special items identified in this table as well as a net tax charge of $322 million related to the estimated impact of tax reform on the company’s tax related assets and liabilities.  The company’s results in 2016 included a net after-tax benefit of $10 million related to the settlement of an income tax matter in the company’s non-wholly owned joint venture in Turkey. This amount was comprised of $19 million included in income tax expense offset by $9 million in non-controlling interest recorded in other income, net.

[10]	The company’s results in 2017 include acquisition and integration costs of $28 million related to the company’s acquisition of Claris.

[11]

The company’s results in 2017 included a charge of $32 million related to the impact of Hurricane Maria on the company’s operations in Puerto Rico.  The costs primarily include inventory and fixed asset impairments as well as idle facility costs.

[12]	The company's results in 2017 included a benefit of $12 million related to an adjustment to the company's historical rebates and discounts reserve.

[13]	The company’s results in 2017 included a charge of $33 million related to the deconsolidation of its Venezuelan operations.

[14]

The company’s results in 2017 included charges of $21 million related to litigation and contractual disputes for businesses or arrangements in which the company is no longer engaged or a party thereto.

Net Sales

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2017	2016	2015	2017	2016	2017	2016
United States	$4,510	$4,259	$4,001	6%	6%	6%	6%
International	6,051	5,904	5,967	2%	(1)%	2%	3%
Total net sales	$10,561	$10,163	$9,968	4%	2%	4%	4%

Net sales for the year ended December 31, 2017 increased 4% at actual and constant currency rates. Net sales for the year ended December 31, 2016 increased 2% at actual currency rates and 4% on a constant currency basis.

Changes in foreign currency exchange rates had no net impact on net sales during 2017 compared to the prior year. Foreign currency exchange rates unfavorably impacted net sales by two percentage points during 2016 compared to 2015 principally due to the strengthening of the U.S. dollar relative to the British Pound, Mexican Peso, Colombian Peso and the Chinese Yuan, as well as other currencies, partially offset by the weakening of the U.S. dollar relative to the Japanese Yen.

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

During 2016, the company made a strategic decision to exit select products in certain markets including Venezuela, India and Turkey.  Overall, these items had a negative impact to the company’s net sales growth rate of one percentage point during 2017.  In addition, the impact of generic competition for U.S. cyclophosphamide had a negative impact on net sales of $25 million in 2017 compared to 2016.  The company expects net sales of U.S. cyclophosphamide to decrease by approximately $90 million in 2018 due to the entrance of additional competitors.

On July 27, 2017, the company completed the acquisition of Claris, a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of $629 million, net of cash acquired. In 2017, consolidated results include $57 million of net sales related to the Claris acquisition.

In September 2017, the company’s three Puerto Rico manufacturing facilities sustained minimal structural damage from the impact of Hurricane Maria.  Notwithstanding intermittent and continuing challenges with local infrastructure, limited production activities resumed soon thereafter and the company is currently back to pre-hurricane production levels at these facilities.  Given the disruptions to the company’s manufacturing facilities as a result of the storm, the company’s net sales in the fourth quarter of 2017 were negatively impacted by approximately $70 million.  The company currently expects these disruptions to negatively impact net sales in the first quarter of 2018 by approximately $25 million.

Global Business Unit Net Sales Reporting

The company’s global business units (GBUs) reflect the reorganization of the company’s business consistent with its new strategic framework.  These groupings replace the company’s former franchises and include the following:

•	Renal Care includes sales of the company’s peritoneal dialysis (PD) and hemodialysis (HD) and additional dialysis therapies and services.
•	Acute Therapies includes sales of the company’s continual renal replacement therapies (CRRT) and other organ support therapies focused in the intensive care unit (ICU).
•	Medication Delivery includes sales of the company’s IV therapies, infusion pumps, administration sets and drug reconstitution devices.

•	Pharmaceuticals includes sales of the company’s premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
•	Nutrition includes sales of the company’s parenteral nutrition (PN) therapies.
•	Advanced Surgery includes sales of the company’s biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by GBU.

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2017	2016	2015	2017	2016	2017	2016
Renal Care	$3,480	$3,421	$3,401	2%	1%	2%	4%
Acute Therapies	456	429	385	6%	11%	6%	14%
Medication Delivery	2,698	2,596	2,375	4%	9%	4%	11%
Pharmaceuticals	1,883	1,722	1,801	9%	(4)%	9%	(2)%
Nutrition	882	858	857	3%	0%	2%	2%
Advanced Surgery	707	690	693	2%	0%	2%	1%
Other	455	447	456	2%	(2)%	1%	(2)%
Total Baxter	$10,561	$10,163	$9,968	4%	2%	4%	4%

Renal Care net sales increased 2% and 1% in 2017 and 2016, respectively.  Excluding the impact of foreign currency, net sales increased 2% and 4% in 2017 and 2016, respectively.  The increase in 2017 was driven by continued growth of PD patients and adoption of the company’s new Automated Peritoneal Dialysis Cyclers (APD) AMIA in the U.S. and HomeChoice CLARIA in international markets, partially offset by lower sales of HD products internationally.  Additionally, net sales were negatively impacted in 2017 by approximately $50 million as compared to 2016 due to certain international strategic market exits.  The increase in 2016 was driven by continued global growth of patients, new product launches and improved pricing in the U.S. PD business.

Acute Therapies net sales increased 6% and 11% in 2017 and 2016, respectively.  Excluding the impact of foreign currency, net sales increased 6% and 14%, respectively, driven by higher sales of the company’s CRRT systems to treat acute kidney injuries.

Medication Delivery net sales increased 4% and 9% in 2017 and 2016, respectively.  Excluding the impact of foreign currency, net sales increased 4% and 11%, respectively.  The increase in both years was driven by select pricing and improved volumes for U.S. IV solutions.  This increase was also positively impacted by increased sales of the company’s IV access administrative sets, reflecting the on-going pull through from the company’s growing SPECTRUM infusion pump base.  Net sales were negatively impacted in 2017 by approximately $35 million as compared to 2016 due to certain international strategic market exits.  Additionally, 2017 net sales were negatively impacted by approximately $45 million due to the impact of Hurricane Maria.

Pharmaceuticals net sales increased 9% in 2017 and decreased 4% in 2016.  Excluding the impact of foreign currency, net sales increased 9% in 2017 and decreased 2% in 2016.  The increase in 2017 was a result of increased sales of pre-mixed injectable drugs (as a result of recent product launches), a one-time benefit from a pharmacy compounding early contract settlement, improved pricing for BREVIBLOC, a fast-acting IV beta blocker, and increased sales of TransDerm Scop resulting from temporary supply disruptions.  The acquisition of Claris in 2017 also contributed $57 million of net sales.  The increase was partially offset by a reduction in sales of U.S. cyclophosphamide from $210 million in 2016 to $185 million in 2017 due to the entry of competitors into the market and an approximate $10 million reduction in sales due to the impact of Hurricane Maria.  Additionally, net sales were negatively impacted in 2017 by approximately $10 million as compared to 2016 due to certain international strategic market exits.  The decrease in 2016 was a result of U.S. Department of Defense PROTOPAM orders in 2015 that did not reoccur in 2016 and a reduction in sales of U.S. cyclophosphamide from $270 million in 2015 to $210 million in 2016.

Nutrition net sales increased 3% in 2017 and were flat in 2016.  Excluding the impact of foreign currency, net sales increased 2% in each period driven by improved volumes, new product launches and ongoing geographic expansion for the company’s PN therapies.  Partially offsetting the increase in 2017 was an approximate $15 million reduction in sales due to the impact of Hurricane Maria.

Advanced Surgery net sales increased 2% in 2017 and were flat in 2016.  Excluding the impact of foreign currency, net sales increased 2% and 1% in 2017 and 2016, respectively, primarily driven by improved volumes internationally.  Offsetting performance in both periods were reduced sales of non-core surgical products Actifuse and Peristrips.

Other net sales increased 2% in 2017 and decreased 2% in 2016.  Excluding the impact of foreign currency, net sales increased 1% in 2017 and decreased 2% in 2016.  The increase in 2017 was a result of favorable volumes for products manufactured by Baxter on behalf of its pharmaceutical partners, including the benefit of increasing the safety stock levels of select products.  The decrease in 2016 was driven by lower demand for products manufactured by Baxter on behalf of one of its pharmaceutical partners as that partner transitioned to self-manufacture of products previously manufactured by Baxter.

Gross Margin and Expense Ratios

				Change
years ended December 31 (as a percent of net sales)	2017	2016	2015	2017	2016
Gross margin	42.2%	40.4%	41.6%	1.8 pts	(1.2 pts)
Marketing and administrative expenses	24.5%	27.0%	31.0%	(2.5 pts)	(4.0 pts)

Gross Margin

The special items identified above had an unfavorable impact of 2.6, 3.5 and 1.7 percentage points on the gross margin ratio in 2017, 2016 and 2015, respectively. Refer to the Special Items section above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased 0.9 percentage points in 2017. The gross margin ratio was impacted by select price increases, favorable manufacturing performance and a benefit from the company’s business transformation initiatives aimed at simplifying the portfolio to drive efficiency and reduce costs, partially offset by the impact of foreign currency.

Excluding the impact of the special items, the gross margin ratio increased 0.6 percentage points in 2016. The gross margin ratio was impacted by a positive sales mix, improved pricing in select areas of the portfolio and favorable manufacturing performance, offset by reduced sales of cyclophosphamide in the United States and foreign exchange.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of 1.5, 2.3 and 2.6 percentage points on the marketing and administrative expenses ratio in 2017, 2016 and 2015, respectively. Refer to the Special Items section above for additional detail.

Excluding the impact of the special items, the marketing and administrative expense ratio decreased 1.7 percentage points in 2017 due to the actions taken by the company to restructure its cost position and focus on expense management. These savings were partially offset by decreased benefits to the marketing and administrative expenses ratio from lower transition service income as the agreement with Baxalta for these services continues to wind down.

Excluding the impact of the special items, the marketing and administrative expense ratio decreased 3.7 percentage points in 2016 and was impacted by reduced pension expense, benefits from the company’s actions taken to restructure its cost position and continued focus on expense management, and a reduction to expense under the transition services agreement with Baxalta.

Pension and Other Postemployment Benefit Plan Expense

Expense related to the company’s pension and other postemployment benefit (OPEB) plans increased $9 million in 2017 primarily due to a reduction in the expected return on assets.  Expense related to the company’s pension and other postemployment benefit plans decreased $111 million in 2016 primarily due to a change in approach to estimating employer service and interest costs and a $706 million voluntary, non-cash contribution to the U.S. qualified plan using Retained Shares.  The company expects expenses from pension and other postemployment benefit plans to decrease in 2018 as a result of the split and freeze of its U.S. pension plans announced in January 2018 coupled with stronger investment returns as a result of additional contributions made in 2017 and better-than expected investment returns realized in 2017.  Refer to Notes 1 and 13 in Item 8 for further information regarding pension and other postemployment benefit plan expenses and a change in income statement presentation for these expenses.

Business Optimization Items

Beginning in the second half of 2015, the company has initiated actions to transform the company’s cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through December 31, 2017, the company incurred cumulative pre-tax costs of $576 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $240 million and capital expenditures of $50 million related to these initiatives by the end of 2018. These costs will primarily include employee termination costs and implementation costs. These actions in the aggregate are expected to provide future annual pretax savings of approximately $975 million. The savings from these actions will impact cost of sales, marketing and administrative expenses, and R&D expenses. The company estimates that actions taken through December 31,

2017 have resulted in approximately $730 million of savings in 2017. Approximately 90 percent of the expected annual pretax savings are expected to be realized by the end of 2018, with the remainder by the end of 2020.

In addition to the programs above, the company recorded additional net business optimization charges of $125 million in 2016. These charges primarily include employee termination costs, contract termination costs, asset impairments, and Gambro integration costs.  Approximately 40% of these costs were non-cash. The company does not anticipate incurring any additional costs related to these programs in the future. The actions in the aggregate are expected to provide future annual pre-tax savings of approximately $19 million. The savings from these actions will impact cost of sales, marketing and administrative expenses, and R&D expenses.

Refer to Note 7 in Item 8 for additional information regarding the company’s business optimization initiatives.

Research and Development

				Percent change
years ended December 31 (in millions)	2017	2016	2015	2017	2016
Research and development expenses	$617	$647	$603	(5)%	7%
as a percent of net sales	5.8%	6.4%	6.0%	(0.6) pts	0.4 pts

The special items identified above had an unfavorable impact of $80 million and $14 million in 2016 and 2015, respectively.

Excluding the impact of the special items, the research and development expenses ratio increased in 2017 as a result of the company’s increased investment in new product development and geographic expansion.

Excluding the impact of special items, the research and development expenses ratio decreased in 2016 primarily due to the optimization of the infrastructure, the exit of certain programs and the impact of foreign currency.

Net Interest Expense

Net interest expense was $55 million, $66 million and $126 million in 2017, 2016 and 2015, respectively. The decrease in 2017 was principally driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges and reduced coupon rates resulting from the third quarter 2016 and second quarter 2017 debt issuances, partially offset by lower capitalized interest compared to 2016.  The decrease in 2016 was principally driven by lower outstanding debt as a result of the first quarter 2016 debt-for-equity exchanges and reduced coupon rates resulting from the third quarter 2016 debt issuance, partially offset by lower capitalized interest compared to 2015. Refer to Note 3 in Item 8 for a summary of the components of net interest expense for 2017, 2016 and 2015.

Other Income, Net

Other income, net was $14 million, $4,296 million and $105 million in 2017, 2016 and 2015, respectively. The current year results included $50 million of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency, partially offset by the $33 million loss on the deconsolidation of the company’s Venezuela operations and $8 million of losses related to investment impairments. The 2016 results included net realized gains of $4.4 billion on the Retained Shares transactions, dividend income of $16 million from the Retained Shares, and $28 million of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency. These income items were partially offset by net debt extinguishment losses of $153 million. The 2015 results were driven primarily by $52 million of income related to a favorable litigation settlement, $38 million income from the sale of available-for-sale securities, and $113 million of income related to foreign currency fluctuations principally relating to intercompany receivables, payables and monetary assets denominated in a foreign currency, partially offset by a $130 million loss on extinguishment of debt related to the July 2015 debt tender offer.

Income Taxes

Effective Income Tax Rate

The effective income tax rate for continuing operations was 40.5% in 2017, (0.2%) in 2016 and 8.2% in 2015.   The special items identified above had an unfavorable impact of 22.5 percentage points on the effective income tax rate in 2017 and a favorable impact of 22.1 and 10.4 percentage points in 2016 and 2015, respectively.  Refer to the Special Items section above for additional detail.

The company’s provision for income taxes and its effective rate increased in 2017 compared to 2016 primarily due to special items including the recently enacted Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), the tax-free net realized gains recognized in 2016 on the Baxalta Retained Shares and resolution of uncertain tax positions related to the company’s former Turkish joint venture in 2016.  In addition, the company’s provision for income taxes and its effective tax rate in 2017 increased due to tax benefits recognized in 2016 from partially settling an IRS (2008-2013) income tax audit, settling a German (2008-2011) income tax audit, and other miscellaneous transfer pricing matters including partial settlement of interest expense deductions related to the company’s acquisition of Gambro.  Partially offsetting the increase in the effective tax rate was a benefit of $56 million in 2017 related to deductions in excess of share-based compensation costs (windfall tax benefits) and the mix of earnings in lower tax jurisdictions relative to higher tax jurisdictions. Refer to Note 15 in Item 8 for further information related to the 2017 Tax Act.

The company’s provision for income taxes and its effective tax rate in 2016 decreased compared to 2015 primarily due to special items in 2016 including the tax-free net realized gains recognized on the Baxalta Retained Shares and resolution of uncertain tax positions related to the company’s former Turkish joint venture.  In addition, the company’s provision for income taxes and its effective tax rate decreased in 2016 compared to 2015 due to tax benefits recognized in 2016 from partially settling an IRS (2008-2013) income tax audit, settling a German (2008-2011) income tax audit, other miscellaneous transfer pricing matters including partial settlement of interest expense deductions related to the company’s acquisition of Gambro and the mix of earnings in lower tax jurisdictions relative to higher tax jurisdictions.  Also, the 2016 effective tax rate decreased from 2015 due to charges recognized in 2015 related to contingent tax matters primarily related to transfer pricing and the separation of Baxalta as well as the need to record valuation allowances for loss-making entities.  Partially offsetting the decrease were benefits recognized in 2015 from reaching a settlement of a Puerto Rico excise tax matter as well as the U.S. R&D credit resulting from the retroactive reinstatement in December 2015 of the Protecting Americans from Tax Hikes Act of 2015.

The company anticipates that the effective income tax rate from continuing operations, calculated in accordance with GAAP, will be approximately 19.5% in 2018.  This rate may be further impacted by a number of factors including discrete items such as tax windfalls or deficiencies attributable to stock compensation exercises as well as additional audit developments, or the tax effect of other special items.  The company’s future effective tax rate will be affected by the 2017 Tax Act. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax (GILTI) and the base erosion and anti-abuse tax (BEAT), respectively.  The company is currently evaluating whether it will be subject to either of these taxes and it will continue to review guidance as it is released.  The company’s future effective tax rate could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, changes in the valuation of the company’s deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.  In addition, the charge recognized in 2017 related to the 2017 Tax Act is provisional and any changes recognized during the one-year measurement period may have an impact on the 2018 effective tax rate.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $724 million in 2017, $5.0 billion in 2016 and $393 million in 2015. Income from continuing operations per diluted share was $1.30 in 2017, $9.01 in 2016 and $0.72 in 2015. The significant factors and events causing the net changes from 2016 to 2017 and 2015 to 2016 are discussed above. Additionally, income from continuing operations per diluted share was positively impacted by the repurchase of 17.8 million shares through cash repurchases and an equity-for-equity exchange of Retained Shares for outstanding Baxter shares in 2016, and the repurchase of 9.2 million shares in 2017 through Rule 10b5-1 purchase plans and otherwise. Refer to Note 12 in Item 8 for further information regarding the company’s stock repurchases.

(Loss) Income from Discontinued Operations

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the years ended December 31, 2017, 2016 and 2015.

Years ended December 31 (in millions)	2017	2016	2015
Net sales	$7	$148	$2,895
(Loss) income from discontinued operations before income taxes	1	(10)	752
Gain on disposal of discontinued operations	2	19	—
Income tax expense	—	10	177
Total (loss) income from discontinued operations	$3	$(1)	$575

Refer to Note 2 in Item 8 for additional information regarding the separation of Baxalta.

In addition, the company recognized additional expense of $10 million, net of tax, in 2017 related to environmental clean-up costs at a former location.  Refer to Note 16 in Item 8 for additional information regarding environmental liabilities.

Segment results

The company uses operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of the company’s segments. Refer to Note 17 in Item 8 for additional details regarding the company’s segments. The following is a summary of significant factors impacting the reportable segments’ financial results.

	Net sales			Operating income
years ended December 31 (in millions)	2017	2016	2015	2017	2016	2015
Americas	$5,720	$5,437	$5,222	$2,227	$2,070	$1,816
EMEA	2,731	2,697	$2,774	564	476	342
APAC	2,110	2,029	1,972	512	464	405
Corporate and other	—	—	—	(2,045)	(2,286)	(2,114)
Total	$10,561	$10,163	$9,968	$1,258	$724	$449

Americas

Segment operating income was $2,227 million, $2,070 million and $1,816 million in 2017, 2016 and 2015, respectively. The increase in 2017 was primarily driven by increased sales and gross margin largely due to strength in the Medication Delivery, Renal Care and Pharmaceuticals GBUs.  In addition, marketing and administrative expenses were lower as cost savings were realized from the company’s business optimization programs and continued focus on expense management. Operating income improved in 2016 due to strong performance in the Medication Delivery and Renal Care GBUs partially offset by weaker performance in the Pharmaceuticals GBU.  Performance in the Pharmaceuticals GBU was impacted by reduced sales of U.S. cyclophosphamide and a U.S. Department of Defense PROTOPAM order from 2015 that did not reoccur in 2016.

EMEA

Segment operating income was $564 million, $476 million and $342 million in 2017, 2016 and 2015, respectively. The increase in 2017 was largely driven by lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on expense management. Improved performance in 2016 compared to 2015 was largely a result of lower marketing and administrative expenses from the company’s business optimization programs and continued focus on expense management.  These savings were partially offset by reduced sales and margin within the Renal Care GBU resulting from the decision to forgo certain lower margin sales opportunities, increased austerity measures in Western Europe and competitive pressures for dialyzers.

APAC

Segment operating income was $512 million, $464 million and $405 million in 2017, 2016 and 2015, respectively. The increase in 2017 was largely driven by strong performance in the Renal Care and Acute Therapies GBUs along with lower marketing and administrative expenses as cost savings were realized from the company’s business optimization programs and continued focus on expense management.  Improved performance in 2016 was the result of stronger sales in the Pharmaceuticals GBU as a result of new contracts and lower marketing and administrative expenses from the company’s business optimization programs and continued focus on expense management.

Corporate and other

Certain income and expense amounts are not allocated to a segment. These amounts primarily include corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, non-strategic investments and related income and expense, certain employee benefit plan costs as well as certain gains, losses, and other charges (such as business optimization and asset impairments).

LIQUIDITY AND CAPITAL RESOURCES

The company’s cash flows reflect both continuing and discontinued operations.

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations totaled $1.9 billion in 2017, $1.6 billion in 2016 and $1.3 billion in 2015.  The increases were driven by the factors described below.

Net Income

Net income, as adjusted for certain non-cash items, such as depreciation and amortization, net periodic pension benefit and OPEB costs, stock compensation, deferred income taxes and other items increased in 2017 compared to 2016 as well as in 2016 as compared to 2015.  Additionally, non-cash items in 2016 included net realized gains of $4.4 billion related to the debt-for-equity exchanges of Baxalta Retained Shares for certain company indebtedness and for the equity-for-equity exchange.

Accounts Receivable

Cash flows relating to accounts receivable increased in 2017 and 2016 as the days sales outstanding decreased in each period. Days sales outstanding were 53.0 days, 54.5 days and 56.2 days for 2017, 2016 and 2015, respectively. Days sales outstanding decreased in 2017 and 2016 primarily driven by timing of collections in certain international markets.

Inventories

Cash flows relating to inventory decreased from an inflow of $80 million in 2016 to an inflow of $76 million in 2017. The following is a summary of inventories at December 31, 2017 and 2016, as well as inventory turns for 2017, 2016 and 2015. Inventory turns for the year are calculated as the annualized fourth quarter cost of sales divided by the year-end inventory balance.

	Inventories		Inventory turns
(in millions, except inventory turn data)	2017	2016	2017	2016	2015
Total company	$1,475	$1,430	4.2	4.1	3.6

Other

The changes in accounts payable and accrued liabilities were an inflow of $84 million in 2017, an outflow of $197 million in 2016 and a $236 million inflow in 2015. The changes were primarily driven by an increase in tax payments in 2016 primarily due to a tax settlement as well as the timing of payments to suppliers. Refer to Note 15 in Item 8 for additional details regarding the tax settlement.

Payments related to the execution of the company’s business optimization initiatives were $143 million in 2017, $164 million in 2016 and $89 million in 2015. Refer to Note 7 in Item 8 for further information regarding the business optimization initiatives.

Other balance sheet items had net cash outflows of $229 million in 2017, a net inflow of $90 million in 2016 and a net outflow of $364 million in 2015, respectively. In 2016, the company received a U.S. federal income tax refund of $250 million. Additionally, cash contributions to the company’s pension plans totaled $242 million, $66 million and $157 million in 2017, 2016 and 2015, respectively. Additional changes in 2015 were primarily driven by prepaid expenses and hedging activity.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures relating to continuing operations totaled $634 million in 2017, $719 million in 2016 and $911 million in 2015. The company’s capital expenditures consisted of targeted investments in projects to support production of PD and IV solutions as well as expansion activities for dialyzers. The decline in capital expenditures over the three years was due to a reduction in spending related to ongoing projects and the completion of certain expansion activities.

Acquisitions and Investments

Net cash outflows related to acquisitions and investments were $686 million in 2017, $48 million in 2016 and $34 million in 2015. The cash outflows in 2017 were driven by the acquisition of Claris and the rights to certain molecules from Celerity.  The cash outflows in 2016 were driven primarily by the acquisition of the rights to vancomycin from Celerity. The cash outflows in 2015 were driven by the acquisition of the rights to cefazolin injection in GALAXY Container (2g/100mL) from Celerity.

Refer to Note 5 in Item 8 for further information about the company’s significant acquisitions and other arrangements.

Divestitures and Other Investing Activities

Net cash inflows relating to divestitures and other investing activities were $10 million in 2017, $37 million in 2016 and $84 million in 2015. The net inflow in 2017 was driven by proceeds received from asset sales partially offset by the impact of the deconsolidation of the company’s Venezuelan operations.  The decrease from 2015 to 2016 was primarily driven by the sale of certain investments and other assets in 2015.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Net cash inflows related to debt and other financing obligations totaled $632 million in 2017 primarily related to the issuance of €600 million of senior notes at a fixed coupon rate of 1.30% due in May 2025. Refer to Note 8 in Item 8 for additional details regarding the debt transactions in 2017.

Net cash inflows related to debt and other financing obligations totaled $56 million in 2016 primarily related to a $190 million repayment of the company’s 0.95% senior unsecured notes that matured in June 2016, a $130 million repayment of the company’s 5.9% senior unsecured notes that matured in September 2016 and the redemption of approximately $1 billion in aggregate principal amount of senior notes in September 2016, as well as the repayment of other short-term obligations. The company also had $300 million of net repayments related to its commercial paper program. These cash outflows were partially offset by issuances of debt totaling $1.6 billion of senior notes in August 2016. Refer to Note 8 in Item 8 for additional details regarding the debt transactions in 2016.

Net cash outflows related to debt and other financing obligations totaled $2.4 billion in 2015 driven by approximately $6.9 billion in issuances of debt primarily related to the Baxalta senior notes and borrowings under the company’s revolving credit facilities. The company purchased an aggregate of approximately $2.7 billion in principal amount of its notes in 2015. Additionally, the company repaid $600 million of 4.625% senior unsecured notes that matured in March 2015 and borrowings under the company’s Euro-denominated revolving credit facility. The company issued and redeemed commercial paper throughout the year, and had $300 million outstanding as of December 31, 2015.

The company’s debt instruments discussed above are unsecured and contain certain covenants, including restrictions relating to the company’s issuance of secured debt.

Other Financing Activities

In connection with the separation, Baxter transferred $2.1 billion of cash to Baxalta in 2015.

Cash dividend payments totaled $315 million in 2017, $268 million in 2016 and $910 million in 2015. The decrease in cash dividend payments in 2017 and 2016 was primarily due to the decrease of the quarterly dividend after the separation of Baxalta in 2015, from $0.52 per share for quarterly dividends beginning after May 2014 to $0.115 per share for quarterly dividends beginning after July 2015. The Baxter cash dividend was increased to $0.13 per share for quarterly dividends beginning after May 2016 and to $0.16 per share for quarterly dividends after May 2017.

Proceeds from stock issued under employee benefit plans totaled $347 million, $286 million and $193 million in 2017, 2016 and 2015, respectively.

Total realized excess tax benefits, which were $39 million in 2016 and $7 million in 2015, are presented in the consolidated statements of cash flows as an inflow in the financing section.  Total realized excess tax benefits of $56 million in 2017 are presented as an inflow from operating activities as required under new accounting guidance implemented in 2017.  Refer to Note 2 in Item 8 for additional information regarding the change in accounting.

In 2016, the company executed an equity-for-equity exchange of Retained Shares for 11.5 million outstanding Baxter shares. As authorized by the Board of Directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016. The company paid $287 million in cash to repurchase approximately 6.3 million shares pursuant to this authority in 2016.  In 2017, the company paid $564 million to repurchase approximately 9.2 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise and had $1.1 billion remaining available under this authorization as of December 31, 2017. The Board of Directors increased this authority by an additional $1.5 billion in February 2018.  After giving effect to the February 2018 approval and 2018 share repurchases, $2.3 billion of repurchase authority remained available as of February 20, 2018.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of December 31, 2017, the company’s U.S. dollar-denominated senior revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively, both maturing in 2020. As of December 31, 2017, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.  The company may, at its option, seek to increase the aggregate commitment under the U.S. facility by up to an additional $750 million. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio and maximum interest coverage ratio.

The company also maintains other credit arrangements, as described in Note 8 in Item 8.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $3.4 billion of cash and equivalents as of December 31, 2017, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2017, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $149 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at December 31, 2017 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	BBB+	Baa2
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

Contractual Obligations

As of December 31, 2017, the company had contractual obligations, excluding accounts payable and accrued liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt and capital lease obligations, including current maturities	$3,531	$3	$304	$612	$2,612
Interest on short- and long-term debt and capital lease obligations [1]	1,522	99	195	180	1,048
Operating leases	698	129	191	132	246
Other long-term liabilities[2]	611	—	118	39	454
Purchase obligations[3]	571	358	184	20	9
Contractual obligations[4]	$6,933	$589	$992	$983	$4,369

[1]

Interest payments on debt and capital lease obligations are calculated for future periods using interest rates in effect at the end of 2017. Projected interest payments include the related effects of interest rate swap agreements. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2017. Refer to Note 8 and Note 9 in Item 8 for further discussion regarding the company’s debt instruments and related interest rate agreements outstanding at December 31, 2017.

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

The company contributed $260 million, $772 million and $178 million to its defined benefit pension and OPEB plans in 2017, 2016 and 2015, respectively. The timing of funding in the future is uncertain and is dependent on future movements in interest rates and investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes pension plan cash outflows. The pension plan balance included in other long-term liabilities (and excluded from the table above) totaled $952 million at December 31, 2017.

[3]

Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, any penalty due upon cancellation is included. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

[4]

Excludes contingent liabilities and uncertain tax positions. These amounts have been excluded from the contractual obligations above due to uncertainty regarding the timing and amount of future payments. Refer to Notes 10 and 15 in Item 8 for additional information regarding these commitments.

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

Currency Risk

The company is primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, and New Zealand Dollar. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2017 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2017, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $7 million with respect to those contracts would decrease by $25 million, resulting in a net liability position. A similar analysis performed with respect to option and forward contracts outstanding at December 31, 2016 indicated that, on a net-of-tax basis, the net asset balance of $13 million would decrease by $34 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2017 by replacing the actual exchange rates at December 31, 2017 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates. A 15 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate during 2017) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2017, 2016 and 2015 earnings and on the fair value of the company’s fixed-rate debt as of the end of each fiscal year.

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

Revenue Recognition and Related Provisions and Allowances

The company’s policy is to recognize revenues from product sales and services when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements are free on board (FOB) destination. The company sometimes enters into arrangements in which it commits to delivering multiple products or services to its customers. In these cases, total arrangement consideration is allocated to the deliverables based on their relative selling prices. Then the allocated consideration is recognized as revenue in accordance with the principles described above. Selling prices are determined by applying a selling price hierarchy. Selling prices are determined using vendor specific objective evidence (VSOE), if it exists. Otherwise, selling prices are determined using third party evidence (TPE). If neither VSOE nor TPE is available, the company uses its best estimate of selling prices.

Provisions for rebates, chargebacks to wholesalers and distributors, returns, and discounts (collectively, sales deductions) are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The sales deductions are based primarily on estimates of the amounts earned or that will be claimed on such sales.

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

Discount Rate Assumption

Effective for the December 31, 2017 measurement date, the company utilized discount rates of 3.62% and 3.51% to measure its benefit obligations for the U.S. and Puerto Rico pension plans and OPEB plan, respectively. The company used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2017 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds Baxter would most likely select if it were to actually annuitize its pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.

For plans in Canada, Japan, the United Kingdom and the Eurozone, the company uses a method essentially the same as that described for the U.S. and Puerto Rico plans. For the company’s other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.

To understand the impact of changes in discount rates on pension and OPEB plan cost, the company performs a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by approximately $40 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by approximately $44 million.

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

Return on Plan Assets Assumption

In measuring the net periodic cost for 2017, the company used a long-term expected rate of return of 6.50% for the pension plans covering U.S. and Puerto Rico employees. This assumption will decrease to 6.25% in 2018. This assumption is not applicable to the company’s OPEB plan because it is not funded.

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

Legal Contingencies

The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 16 in Item 8 for further information. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. At December 31, 2017, total legal liabilities were $41 million.

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

Deferred Tax Asset Valuation Allowances, Reserves for Uncertain Tax Positions and Tax Reform

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

On December 22, 2017, the 2017 Tax Act was enacted into law and the new legislation contains several key tax provisions that affected the company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018, among others. The company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretations are expected over the next 12 months, the company considers the accounting for the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The company expects to complete its analysis within the measurement period in accordance with SAB 118.

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

Impairment of Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, and whenever indicators of impairment exist. The company assesses goodwill for impairment based on its reporting units, which are the same as its operating segments. As of December 31, 2017, the date of the company’s annual impairment review, the fair value of the company’s reporting units were in excess of their carrying values. As discussed in Note 6 of Item 8, the company performed the goodwill impairment test both prior to and after the reallocation of its goodwill to its new reporting units based on a change in operating segments.  The company performs a qualitative assessment of other indefinite-lived intangible assets, including IPR&D, at least annually. If the intangible asset is determined to be more likely than not impaired as a result of the assessment, the company completes a quantitative impairment test. Intangible assets with definite lives and other long-lived assets (such as fixed assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Refer to Note 1 in Item 8 for further information. The company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans and when applicable, market participant’s views of the company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair values of the assets, and potentially result in different impacts to the company’s results of operations. Actual results may differ from the company’s estimates.

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

PSUs granted in 2017 are based either on adjusted operating margin or are based upon Baxter stock performance relative to the company’s peer group. The vesting condition for such PSUs based on adjusted operating margin have annual performance targets set at the beginning of the year for each tranche of the award during the three-year service period. The holder of the adjusted operating margin PSUs is entitled to receive a number of shares of common stock equal to a percentage, ranging from 0% to 200%, of the adjusted operating margin PSUs granted, depending on the actual results compared to the annual performance targets. Such results may be further adjusted based on an assessment of the individual’s future potential. Compensation cost for the adjusted operating margin PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for adjusted operating margin PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the adjusted operating margin vesting condition. The probability of achieving the operating margin vesting condition is such that the compensation cost has been adjusted to reflect 200% attainment as of the year ended December 31, 2017. The vesting condition for PSUs based on Baxter stock performance relative to the company’s peer group is fair valued using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. Refer to Note 12 in Item 8 for additional information.

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

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated with the separation of the company’s biopharmaceuticals and medical products businesses (including the 2016 disposition of the company’s Retained Shares in Baxalta), the impact of competition, future sales growth, the impact on sales of Hurricane Maria related production disruptions, future U.S. cyclophosphamide sales, business development activities (including the future pipeline and recent acquisitions, including that of Claris Injectables), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of the company’s experience and perception of historical trends, current conditions, and expected future developments as well as other factors that the company believes are appropriate in the circumstances. While these statements represent the company’s current judgment on what the future may hold, and the company believes these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	failure to achieve our long-term financial improvement goals;
•	demand for and market acceptance risks for and competitive pressures related to new and existing products, and the impact of those products on quality and patient safety concerns;
•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;
•	the continuity, availability and pricing of acceptable raw materials and component supply, and therefore the continuity of our manufacturing and distribution;
•

inability to repair existing production capacity or create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties (including as a result of natural disaster or otherwise);

•	breaches or failures of the company’s information technology systems, including by cyber attack;
•

future actions of (or failures to act or delays in acting by) the FDA, the European Medicines Agency or any other regulatory body or government authority (including the DOJ or the Attorney General of any State) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;

•	failures with respect to the company’s quality, compliance or ethics programs;
•	future actions of third parties, including third-party payers;
•

the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to third-party payers, pricing, reimbursement, taxation and rebate policies;

•

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

•	the impact of any goodwill impairments on our operating results;

•

the impact of any future tax liability with respect to the separation and distribution, including with respect to the Baxter Transactions (including the company’s prior disposition of the Retained Shares);

•	any failure by Baxalta or Shire to satisfy its obligation under the separation agreements, including the tax matters agreement, or the Letter Agreement;
•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in countries in which the company operates;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (including current or future tax reform), including income earned outside the United States;
•	actions by tax authorities in connection with ongoing tax audits;
•	loss of key employees or inability to identify and recruit new employees;
•	the outcome of pending or future litigation;
•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and
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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)		2017	2016
Current assets	Cash and equivalents	$3,394	$2,801
	Accounts and other current receivables, net	1,793	1,691
	Inventories	1,475	1,430
	Prepaid expenses and other	601	602
	Current assets held for disposition	—	50
	Total current assets	7,263	6,574
Property, plant and equipment, net		4,588	4,289
Other assets	Goodwill	3,099	2,595
	Other intangible assets, net	1,374	1,111
	Other	787	977
	Total other assets	5,260	4,683
	Total assets	$17,111	$15,546
Current liabilities	Current maturities of long-term debt and lease obligations	$3	$3
	Accounts payable and accrued liabilities	2,733	2,612
	Current income taxes payable	85	126
	Current liabilities held for disposition	—	3
	Total current liabilities	2,821	2,744
Long-term debt and lease obligations		3,509	2,779
Other long-term liabilities		1,665	1,743
Commitments and contingencies
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2017 and 2016	683	683
	Common stock in treasury, at cost, 142,017,600 shares in 2017 and 143,890,064 shares in 2016	(7,981)	(7,995)
	Additional contributed capital	5,940	5,958
	Retained earnings	14,483	14,200
	Accumulated other comprehensive (loss) income	(4,001)	(4,556)
	Total Baxter shareholders’ equity	9,124	8,290
	Noncontrolling interests	(8)	(10)
	Total equity	9,116	8,280
	Total liabilities and equity	$17,111	$15,546

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2017	2016	2015
Net sales	$10,561	$10,163	$9,968
Cost of sales	6,099	6,053	5,822
Gross margin	4,462	4,110	4,146
Marketing and administrative expenses	2,587	2,739	3,094
Research and development expenses	617	647	603
Operating income	1,258	724	449
Net interest expense	55	66	126
Other income, net	(14)	(4,296)	(105)
Income from continuing operations before income taxes	1,217	4,954	428
Income tax (benefit) expense	493	(12)	35
Income from continuing operations	724	4,966	393
(Loss) income from discontinued operations, net of tax	(7)	(1)	575
Net income	$717	$4,965	$968
Income from continuing operations per common share
Basic	$1.33	$9.10	$0.72
Diluted	$1.30	$9.01	$0.72
(Loss) income from discontinued operations per common share
Basic	$(0.01)	$(0.01)	$1.06
Diluted	$(0.01)	$—	$1.04
Net income per common share
Basic	$1.32	$9.09	$1.78
Diluted	$1.29	$9.01	$1.76
Weighted-average number of common shares outstanding
Basic	543	546	545
Diluted	555	551	549

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2017	2016	2015
Net income	$717	$4,965	$968
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $91 in 2017, ($39) in 2016 and ($107) in 2015	425	(247)	(1,094)
Pension and other employee benefits, net of tax expense (benefit) of $62 in 2017, ($36) in 2016, and $104 in 2015	141	(97)	165
Hedging activities, net of tax (benefit) expense of ($6) in 2017, ($2) in 2016, and $9 in 2015	(13)	(4)	15
Available-for-sale securities, net of tax expense of zero in 2017, zero in 2016, and $6 in 2015	2	(4,432)	4,438
Total other comprehensive income (loss), net of tax	555	(4,780)	3,524
Comprehensive income	$1,272	$185	$4,492

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions) (brackets denote cash outflows)		2017	2016	2015
Cash flows from	Net income	$717	$4,965	$968
operations	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Loss (income) from discontinued operations, net of tax	7	1	(575)
	Depreciation and amortization	761	800	759
	Deferred income taxes	211	(302)	(50)
	Stock compensation	107	115	126
	Realized excess tax benefits from stock issued under employee benefit plans	—	(39)	(7)
	Net periodic pension benefit and OPEB costs	126	116	227
	Business optimization items	70	285	130
	Net realized gains on Baxalta common stock	—	(4,387)	—
	Infusion pump and other product-related charges	(4)	(18)	(28)
	Other	40	264	42
	Changes in balance sheet items
	Accounts and other current receivables, net	30	15	(4)
	Inventories	76	80	(118)
	Accounts payable and accrued liabilities	84	(197)	236
	Business optimization payments	(143)	(164)	(89)
	Other	(229)	90	(364)
	Cash flows from operations – continuing operations	1,853	1,624	1,253
	Cash flows from operations – discontinued operations	(16)	30	518
	Cash flows from operations	1,837	1,654	1,771
Cash flows from	Capital expenditures	(634)	(719)	(911)
investing activities	Acquisitions and investments, net of cash acquired	(686)	(48)	(34)
	Divestitures and other investing activities	10	37	84
	Cash flows from investing activities – continuing operations	(1,310)	(730)	(861)
	Cash flows from investing activities – discontinued operations	—	15	(946)
	Cash flows from investing activities	(1,310)	(715)	(1,807)
Cash flows from	Issuances of debt	633	1,641	6,868
financing activities	Payments of obligations	(1)	(1,381)	(3,786)
	Debt extinguishment costs	—	(16)	(114)
	Decrease in debt with original maturities of three months or less, net	—	(300)	(575)
	Transfer of cash and equivalents to Baxalta	—	—	(2,122)
	Cash dividends on common stock	(315)	(268)	(910)
	Proceeds from stock issued under employee benefit plans	347	286	193
	Purchases of treasury stock	(564)	(292)	—
	Other	(39)	6	(35)
	Cash flows from financing activities	61	(324)	(481)
Effect of foreign exchange rate changes on cash and equivalents		5	(27)	(195)
Increase (decrease) in cash and equivalents		593	588	(712)
Cash and equivalents at beginning of year		2,801	2,213	2,925
Cash and equivalents at end of year		$3,394	$2,801	$2,213
Supplemental schedule of non-cash investing and financing activities
Net proceeds on Retained Shares transactions		$—	$4,387	$—
Payment of obligations in exchange for Retained Shares		$—	$3,646	$—
Exchange of Baxter shares with Retained Shares		$—	$611	$—
Other supplemental information
Interest paid, net of portion capitalized		$80	$99	$178
Income taxes paid		$255	$500	$466

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	2017		2016		2015
as of and for the years ended December 31 (in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance, beginning and end of year	683	$683	683	$683	683	$683
Common stock in treasury
Beginning of year	144	(7,995)	136	(7,646)	141	(7,993)
Purchases of common stock	9	(564)	18	(902)	—	—
Stock issued under employee benefit plans and other	(11)	578	(10)	553	(5)	347
End of year	142	(7,981)	144	(7,995)	136	(7,646)
Additional contributed capital
Beginning of year		5,958		5,902		5,853
Stock issued under employee benefit plans and other		(19)		43		49
Other		1		13		—
End of year		5,940		5,958		5,902
Retained earnings
Beginning of year		14,200		9,683		13,227
Net income		717		4,965		968
Dividends declared on common stock		(334)		(276)		(695)
Stock issued under employee benefit plans		(134)		(190)		(90)
Distribution of Baxalta		34		18		(3,727)
End of year		14,483		14,200		9,683
Accumulated other comprehensive income (loss)
Beginning of year		(4,556)		224		(3,650)
Other comprehensive income (loss)		555		(4,780)		3,524
Distribution of Baxalta		—		—		350
End of year		(4,001)		(4,556)		224
Total Baxter shareholders’ equity		$9,124		$8,290		$8,846
Noncontrolling interests
Beginning of year		$(10)		$19		$36
Change in noncontrolling interests		2		(29)		(17)
End of year		$(8)		$(10)		$19
Total equity		$9,116		$8,280		$8,865

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products across its portfolio, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. The company’s global footprint and the critical nature of its products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. The company operates in three segments: Americas, EMEA and APAC, which are described in Note 17.

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

On July 27, 2017, Baxter acquired 100 percent of Claris Injectables Limited (Claris), a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of $629 million, net of cash acquired.  Beginning July 27, 2017, Baxter’s financial statements include the assets, liabilities and operating results of Claris.  Refer to Note 5 for additional information.

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of Baxalta Incorporated (Baxalta), to Baxter shareholders (the Distribution). The Distribution was made to Baxter’s shareholders of record as of the close of business on June 17, 2015 (the Record Date), who received one share of Baxalta common stock for each Baxter common share held as of the Record Date. As a result of the Distribution, Baxalta became an independent public company.

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

Currency restrictions enacted in Venezuela require Baxter to obtain approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars and require such exchange to be made at the official exchange rate established by the government. In the first quarter of 2016, the Venezuelan government moved from the three-tier exchange rate system to a two-tiered exchange rate system and the official rate for food and medicine imports was adjusted from 6.3 to 10 bolivars per U.S. dollar. Due to a recent decline in transactions settled at the official rate or the secondary rate and limitations on the company’s ability to repatriate funds generated by its Venezuela operations, the company concluded in the second quarter of 2017 that it no longer met the accounting criteria for control over its business in Venezuela and the company deconsolidated its Venezuelan operations on June 30, 2017. As a result of deconsolidating the Venezuelan operations, the company recorded a pre-tax charge of $33 million in other income, net in 2017. This charge included the write-off of the company’s investment in its Venezuelan operations, related cumulative unrealized translation adjustments and elimination of intercompany amounts. Beginning in the third quarter of 2017, the company no longer includes the results of its Venezuelan business in its consolidated financial statements.

In September 2017, Hurricane Maria caused damage to certain of the company's assets in Puerto Rico and disrupted operations. Insurance, less applicable deductibles and subject to any coverage exclusions, covers the repair or replacement of the company's assets that suffered loss or damage, and the company is working with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the company as a result of the damages and the loss the company suffered. The company's insurance policies also provide coverage for interruption to the company’s business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In 2017, the Company recorded $32 million of pre-tax charges related to damages caused by the hurricane, including $11 million related to the impairment of damaged inventory and fixed assets as well as $21 million of idle facility and other costs. These amounts were recorded as a component of cost of sales in the consolidated statement of income for year ended December 31, 2017. At this time, the full amount of business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for anticipated insurance recoveries, have been recorded as of December 31, 2017

Revenue Recognition

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the company provides credit to its customers, performs credit evaluations of these customers and maintains reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, the company considers, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when the company determines they are uncollectible. The allowance for doubtful accounts was $120 million at December 31, 2017 and $127 million at December 31, 2016.

Product Warranties

The company provides for the estimated costs relating to product warranties at the time the related revenue is recognized. The cost is determined based on actual company experience for the same or similar products, as well as other relevant information. Product warranty liabilities are adjusted based on changes in estimates.

Cash and Equivalents

Cash and equivalents include cash, certificates of deposit and money market funds with an original maturity of three months or less.

Inventories

as of December 31 (in millions)	2017	2016
Raw materials	$347	$319
Work in process	116	122
Finished goods	1,012	989
Inventories	$1,475	$1,430

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

Property, Plant and Equipment, Net

as of December 31 (in millions)	2017	2016
Land	$144	$118
Buildings and leasehold improvements	1,687	1,486
Machinery and equipment	6,220	5,551
Equipment with customers	1,403	1,297
Construction in progress	694	710
Total property, plant and equipment, at cost	10,148	9,162
Accumulated depreciation	(5,560)	(4,873)
Property, plant and equipment (PP&E), net	$4,588	$4,289

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Baxter capitalizes certain computer software and software development costs incurred in connection with developing or obtaining software for internal use as part of machinery and equipment. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software, and are included in depreciation expense. Straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense was $607 million in 2017, $632 million in 2016 and $597 million in 2015. Depreciation expense in 2017 and 2016 included accelerated depreciation of $18 million and $48 million, respectively, related to business optimization and separation costs.

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

Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings as a component of other income, net. Contingent payments related to acquisitions may consist of development, regulatory and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

Goodwill is the excess of purchase price over the fair value of acquired assets and liabilities in a business combination.  Goodwill is not amortized, but is subject to an impairment review annually and whenever indicators of impairment exist. Goodwill would be impaired if the carrying amount of a reporting unit exceeded the fair value of that reporting unit, calculated as the present value of estimated cash flows discounted using a risk-free market rate adjusted for a market participant’s view of similar companies and perceived risks in the cash flows. The implied fair value of goodwill is then determined by subtracting the fair value of all identifiable net assets other than goodwill from the fair value of the reporting unit, with an impairment charge recorded for the excess, if any, of carrying amount of goodwill over the implied fair value.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from Baxter’s premises to the customer’s premises, are classified as marketing and administrative expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $291 million in 2017, $311 million in 2016 and $272 million in 2015 of shipping costs were classified in marketing and administrative expenses.

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

Refer to the Recently Adopted Accounting Pronouncements section of this note and Note 15 for additional information related to the 2017 Tax Act.

Foreign Currency Translation

Currency translation adjustments (CTA) related to foreign operations are included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other income, net, and were not material in 2017, 2016 and 2015.

Derivatives and Hedging Activities

All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. Based upon the exposure being hedged, the company designates its hedging instruments as cash flow, fair value or net investment hedges.

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

For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized into earnings, with an offsetting loss or gain recognized against the carrying value on the underlying hedged item. Changes in the fair value of the hedges are classified in net interest expense, as they hedge the interest rate risk associated with certain of the company’s fixed-rate debt.

For a portion of the company’s senior notes, the company has designated this debt as a hedge of its net investment in its European operations, and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI.

For derivative instruments that are not designated as hedges, the change in fair value is recorded directly to other income, net.

If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, the company discontinues hedge accounting prospectively. If the company removes the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the income or loss recognition of the underlying hedged items. If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. If the company removes the net investment hedge designation, any gains or losses recognized in AOCI are not reclassified to earnings until the company sells, liquidates, or deconsolidates the foreign investments that were being hedged.

Derivatives, including those that are not designated as a hedge, are principally classified in the operating section of the consolidated statements of cash flows.

Refer to Note 9 for further information regarding the company’s derivative and hedging activities.

New Accounting Standards

Recently issued accounting standards not yet adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  As a result of the enactment of the 2017 Tax Act, the FASB issued new accounting guidance on the reclassification of certain tax effects from AOCI to retained earnings. The optional guidance is effective January 1, 2019, with early adoption permitted. The Company is evaluating whether it will adopt the new guidance along with any impacts on the company’s financial position, results of operations and cash flows.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date for this ASU is January 1, 2019, with early adoption permitted. The company is evaluating the potential effects on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest costs, expected return on assets, amortization of prior service cost/credit, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. The company will adopt the standard effective January 1, 2018.  This guidance will impact the presentation of the company’s consolidated statements of income with no significant impact on net income.  Upon adoption of the standard on January 1, 2018, operating income for 2017 and 2016 will be recast to increase $33 million and $21 million, respectively, with a corresponding decrease in other income, net.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU No. 2016-16 generally accelerates the recognition of income tax consequences for asset transfers between entities under common control. Entities are required to adopt using a modified retrospective approach with a cumulative adjustment to opening retained earnings in the year of adoption for previously unrecognized income tax expense. The company anticipates a negative retained earnings adjustment of approximately $66 million upon adoption of the standard on January 1, 2018 related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease.  This update will establish a lease asset and lease liability by lessees for those leases classified as operating under current GAAP. Leases will be classified as either operating or finance under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases.  This ASU is effective for the company beginning January 1, 2019. The company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU No. 2014-09 will be effective for the company beginning on January 1, 2018. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The company has completed an assessment of the new standard and is currently executing its detailed implementation plan and developing processes and controls for gathering information for required disclosures. The company will adopt the standard using the modified retrospective method.  The primary impact of the new standard relates to the company’s contract manufacturing operations and software arrangements.  Certain contract manufacturing arrangements may require revenue recognition over-time in situations in which the company produces products that have no alternative use and the company has an enforceable right to payment for performance completed to date, inclusive of a reasonable profit margin. This may result in an acceleration of revenue recognition for certain contractual arrangements as compared to recognition under current accounting literature.  The new guidance is also expected to impact the company’s arrangements subject to current software revenue recognition guidance, as the company may be required to recognize as revenue a significant portion of the contract consideration upon delivery of the software compared to the current practice of recognizing the contract consideration ratably over time for certain arrangements. The company expects the adjustment to increase its opening balance of retained earnings by approximately $50 million, net of tax, upon adoption.  The company does not expect ASU 2014-09 to have a material impact to reported revenue in subsequent reporting periods.

Recently adopted accounting pronouncements

As of January 1, 2017, the company adopted on a prospective basis ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The updated guidance requires all tax effects related to share-based payments to be recorded in income tax expense in the consolidated statement of income. Previous guidance required that tax effects of deductions in excess of share-based compensation costs (windfall tax benefits) be recorded in additional paid-in capital, and tax deficiencies be recorded in additional paid-in capital to the extent of previously recognized windfall tax benefits, with the remainder recorded in income tax expense. The new guidance also requires the cash flows resulting from windfall tax benefits to be reported as operating activities in the consolidated statement of cash flows, rather than the previous requirement to present windfall tax benefits as an inflow from financing activities. As a result of the adoption, net income and operating cash flow for 2017 increased by approximately $56 million.  The prior periods have not been restated and therefore, windfall tax benefits of $39 million and $7 million, respectively, for 2016 and 2015 were not included in net income and were included as cash flows from financing activities in the consolidated statement of cash flows.

In December 2017, the SEC issued guidance for situations where the accounting for certain elements of the 2017 Tax Act cannot be completed prior to the release of a company's financial statements. For specific elements of the 2017 Tax Act, the company has determined a reasonable estimate for certain effects and has recorded that estimate as a provisional amount. The guidance provides a measurement period to allow a company to account for these specific elements, which begins in the reporting period that includes the enactment of the 2017 Tax Act and ends when the company has obtained, prepared and analyzed the information needed in order to complete its accounting assessments. The resulting tax effects must be recognized in the period the assessment is complete, and included in income tax (benefit) expense, accompanied by appropriate disclosures.  The measurement period shall not exceed one year from enactment, December 22, 2018.

NOTE 2

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

On July 1, 2015, Baxter transferred net assets of $4.1 billion to Baxalta as a result of the separation.  In 2016 and 2017, Baxter recorded certain separation related adjustments within equity of $18 million and $34 million, respectively.  For a portion of Baxalta’s operations, the legal transfer of Baxalta’s assets and liabilities did not occur with the separation of Baxalta on July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in certain countries. Under the terms of the International Commercial Operations Agreement (ICOA), Baxalta is subject to the risks and entitled to the benefits generated by these operations and assets until legal transfer; therefore, the net economic benefit and any cash collected by these entities by Baxter are transferred to Baxalta. As of December 31, 2016, Baxter recorded a liability of $47 million for its obligation to transfer these net assets, primarily accounts and other current receivables, net, to Baxalta.  As of December 31, 2017, all operations and assets in all countries have been separated.

The following table is a summary of the operating results of Baxalta, which have been reflected as discontinued operations for the years ended December 31, 2017, 2016 and 2015.

Years ended December 31 (in millions)	2017	2016	2015
Major classes of line items constituting income from discontinued operations before income taxes
Net sales	$7	$148	$2,895
Cost of sales	(5)	(139)	(1,214)
Marketing and administrative expenses	(1)	(20)	(547)
Research and development expenses	—	—	(389)
Other income and expense items that are not major	—	1	7
Total (loss) income from discontinued operations before income taxes	1	(10)	752
Gain on disposal of discontinued operations	2	19	—
Income tax expense	—	10	177
Total (loss) income from discontinued operations	$3	$(1)	$575

In 2016, the company transferred $161 million of net assets to Baxalta resulting in a pre-tax gain of $19 million.  In 2017, the remaining assets were transferred resulting in a pre-tax gain of $2 million.  These gains are recorded within (loss) income from discontinued operations, net of tax.

Baxter and Baxalta entered into several additional agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement and a long-term services agreement.

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality, supply chain and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 36 months of the Distribution date. Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the consolidated statements of income. In 2017, 2016 and 2015, the company recognized approximately $56 million, $101 million and $75 million, respectively, as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In 2017, 2016 and 2015, Baxter recognized approximately $22 million, $39 million and $37 million, respectively, in sales to Baxalta. In addition, in 2017, 2016 and 2015, Baxter recognized approximately $170 million, $189 million and $100 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

In December 2015, Baxter sold to Baxalta certain assets for approximately $28 million with no resulting impact to net income.

Cash outflows of $16 million in 2017, inflows of $30 million in 2016, and inflows of $518 million in 2015 were reported in cash flows from operations – discontinued operations. These cash flows relate to non-assignable tenders whereby Baxter remains the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled following local separation on Baxalta’s behalf.

NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION

Prepaid Expenses and Other

as of December 31 (in millions)	2017	2016
Prepaid value added taxes	$134	$114
Prepaid income taxes	99	147
Other	368	341
Prepaid expenses and other	$601	$602

Other Long-Term Assets

as of December 31 (in millions)	2017	2016
Deferred income taxes	$408	$629
Other long-term receivables	187	181
All other	192	167
Other long-term assets	$787	$977

Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2017	2016
Accounts payable, principally trade	$920	$791
Common stock dividends payable	87	70
Employee compensation and withholdings	548	542
Property, payroll and certain other taxes	143	143
Business optimization reserves	100	153
Accrued rebates	218	206
Separation-related reserves	—	46
All other	717	661
Accounts payable and accrued liabilities	$2,733	$2,612

Other Long-Term Liabilities

as of December 31 (in millions)	2017	2016
Pension and other employee benefits	$1,211	$1,492
Deferred tax liabilities	280	93
Litigation reserves	27	19
Business optimization reserves	12	11
All other	135	128
Other long-term liabilities	$1,665	$1,743

Net Interest Expense

years ended December 31 (in millions)	2017	2016	2015
Interest costs	$98	$107	$197
Interest costs capitalized	(13)	(18)	(51)
Interest expense	85	89	146
Interest income	(30)	(23)	(20)
Net interest expense	$55	$66	$126

Other Income, net

years ended December 31 (in millions)	2017	2016	2015
Foreign exchange	$(50)	$(28)	$(113)
Net loss on debt extinguishment	—	153	130
Net realized gains on Retained Shares transaction	—	(4,387)	—
Gain on litigation settlement	—	—	(52)
Gain on sale of investments and other assets	(3)	(3)	(38)
Venezuela deconsolidation	33	—	—
All other	6	(31)	(32)
Other income, net	$(14)	$(4,296)	$(105)

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

The following table is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2017	2016	2015
Basic shares	543	546	545
Effect of dilutive securities	12	5	4
Diluted shares	555	551	549

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 2 million, nil, and 18 million equity awards in  2017, 2016, and 2015, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 12 for additional information regarding items impacting basic shares.

NOTE 5

ACQUISITIONS AND OTHER ARRANGEMENTS

Claris Injectables Limited

On July 27, 2017, Baxter acquired 100 percent of Claris, a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of approximately $629 million, net of cash acquired. Through the acquisition, Baxter added capabilities in production of essential generic injectable medicines, such as anesthesia and analgesics, renal, anti-infectives and critical care in a variety of presentations including bags, vials and ampoules.

In the fourth quarter of 2017, the company adjusted its preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The measurement period adjustments included a $45 million increase to other intangible assets and a $26 million increase to deferred tax and uncertain tax position liabilities.  The adjustments resulted in a corresponding decrease in goodwill of $19 million. The measurement period adjustments did not have a material impact on Baxter’s results of operations in 2017.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date for the company’s acquisition of Claris:

(in millions)
Assets acquired and liabilities assumed
Cash	$11
Accounts and other current receivables	16
Inventories	30
Prepaid expenses and other	16
Property, plant and equipment	132
Goodwill	291
Other intangible assets	280
Other	20
Accounts payable and accrued liabilities	(22)
Other long-term liabilities	(134)
Total assets acquired and liabilities assumed	$640

The valuation of total assets acquired and liabilities assumed are preliminary and measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates.  The results of operations of Claris have been included in the company’s consolidated statement of income since the date the business was acquired and were not material. Acquisition and integration costs associated with the Claris acquisition were $28 million in 2017, and were primarily included within marketing and administrative expenses in the consolidated statements of income.

Baxter allocated $280 million of the total consideration to acquired intangible assets.  The acquired intangible assets include $140 million of developed technology with a weighted-average useful life of 8 years and $140 million of IPR&D with an indefinite useful life. For the IPR&D, additional R&D will be required prior to technological feasibility.

The fair value of intangible assets was determined using the income approach.  The income approach is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset will generate over its remaining useful life, discounted to present value at a rate to reflect the internal rate of return and uncertainty in the cash flow projections.  The discount rates used to measure the developed technology and IPR&D intangible assets were 12% and 13%, respectively.  The company considers the fair value of each of the acquired intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values.  Refer to Note 10 for additional information regarding fair value measurements.

The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits to Baxter in the injectables market, and is included in the Americas segment.

Baxter and Claris Lifesciences Limited have reached an agreement to settle certain claims related to the acquired operations and to terminate a development agreement with Dorizoe Lifesciences Limited.  As a result, Baxter received $73 million in February 2018 and released an accrued liability to Claris Lifesciences Limited of $7 million. The total of $80 million will be reflected as a benefit in the 2018 consolidated income statement.

RECOTHROM and PREVELEAK

In January 2018, Baxter agreed to acquire two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction.  The purchase price includes an upfront payment of approximately $153 million and potential contingent payments in the future.  The transaction is expected to close in the first half of 2018, subject to the satisfaction of regulatory approvals and other closing conditions.

Celerity Pharmaceuticals, LLC

In September 2013, Baxter entered into an agreement with Celerity Pharmaceutical, LLC (Celerity) to develop certain acute care generic injectable premix and oncolytic molecules through regulatory approval. Baxter transferred its rights in these molecules to Celerity and Celerity assumed ownership and responsibility for development of the molecules. Baxter is obligated to purchase the individual product rights from Celerity if the products obtain regulatory approval. In 2017, 2016 and 2015, Baxter paid $20 million, $23 million and $14 million, respectively, to acquire the rights to various molecules. Baxter capitalized the purchase prices as intangible assets and is amortizing the assets over their estimated economic lives of 12 years. As of December 31, 2017, Baxter’s estimated future payments total up to $243 million upon Celerity’s achievement of specified regulatory approvals.

Other

In addition to the significant arrangements described above, Baxter has entered into several other collaborative arrangements. Baxter could make additional payments of up to $25 million upon the achievement of certain development and regulatory milestones, in addition to future payments related to contingent commercialization milestones, profit-sharing, and royalties.

NOTE 6

GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table is a summary of the activity in goodwill by segment.

(in millions)	Americas	EMEA	APAC	Total
December 31, 2015	$2,144	$341	$202	$2,687
Additions	3	—	—	$3
Currency translation and other adjustments	(76)	(12)	(7)	$(95)
December 31, 2016	$2,071	$329	$195	$2,595
Additions	242	38	23	303
Currency translation and other adjustments	161	25	15	201
December 31, 2017	$2,474	$392	$233	$3,099

As of December 31, 2017, there were no reductions in goodwill relating to impairment losses.

As discussed in Note 17 – Segment Information, in 2017, Baxter announced a change in its commercial structure to improve performance, optimize costs, increase speed in the decision-making process and drive improved accountability across the company. This resulted in a change in the company’s operating segments and reporting units. The company allocated goodwill to its new reporting units using a relative fair value approach. In addition, the company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

Other Intangible Assets, Net

The following table is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
December 31, 2017
Gross other intangible assets	$2,002	$435	$172	$2,609
Accumulated amortization	(1,010)	(225)	—	(1,235)
Other intangible assets, net	$992	$210	$172	$1,374
December 31, 2016
Gross other intangible assets	$1,690	$384	$57	$2,131
Accumulated amortization	(855)	(165)	—	(1,020)
Other intangible assets, net	$835	$219	$57	$1,111

Intangible asset amortization expense was $154 million in 2017, $163 million in 2016, and $158 million in 2015. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2017 is $163 million in 2018, $158 million in 2019, $152 million in 2020, $147 million in 2021 and $145 million in 2022.

In 2016, the company recorded an impairment charge of $27 million related to an indefinite-lived intangible asset (acquired IPR&D) relating to its in-center hemodialysis program. The asset was written down to estimated fair value and recorded in R&D expenses. Additionally, the company recorded an impairment charge of $51 million, of which $41 million was related to a developed technology asset, relating to the company’s synthetic bone repair products business which was acquired from ApaTech Limited in 2010. The assets of the business were written down to estimated fair value and the impairment charge was recorded in cost of sales.

In 2015, the company recorded impairments of approximately $10 million related to acquired IPR&D and $13 million related to developed technology.

NOTE 7

INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

In 2017, the company recorded a charge of $22 million related to a second field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. Remediation primarily includes inspection and repair charges as well as a temporary replacement pump in a limited number of cases. The charge includes estimated cash costs associated with remediation efforts and $2 million of these charges have been utilized as of December 31, 2017.

In 2014, the company recorded a charge of $93 million related to a field corrective action with respect to the SIGMA Spectrum Infusion Pump. The United States Food and Drug Administration (FDA) categorized the action as a Class 1 recall during the second quarter of 2014. Remediation primarily included software-related corrections and a replacement pump in a limited number of cases. In 2014,the company utilized $4 million of the established reserve. During 2015, the company refined its expectations relating to the costs associated with the remediation effort and recorded partial reversals of the cash and non-cash reserves totaling $26 million and $10 million, respectively. Additionally, the company utilized $13 million of the cash reserves during 2015. In 2016, the company recorded utilization of cash and non-cash reserves of $22 million and $3 million, respectively, as well as partial reversals of cash and non-cash reserves of $11 million and $1 million, respectively. As of December 31, 2016, the remediation efforts were substantially complete and the remaining costs and reserves were considered immaterial to the company.

Business Optimization Charges

Beginning in the second half of 2015, the company has initiated actions to transform the company’s cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through December 31, 2017 the company incurred cumulative pre-tax costs of $576 million related to these actions. The costs consisted primarily of employee termination, implementation costs, and accelerated depreciation. The company expects to incur additional pre-tax cash costs of approximately $240 million and capital expenditures of $50 million through the completion of these initiatives. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation.

In addition to the programs above, the company recorded additional net business optimization charges of $125 million in 2016. These charges primarily include employee termination costs, contract termination costs, asset impairments, and Gambro integration costs. Approximately 40% of these costs were non-cash. The company does not anticipate incurring any additional costs related to these programs in the future and these programs were substantially complete by the end of 2017.

The company recorded the following charges related to business optimization programs in 2017, 2016, and 2015:

years ended December 31 (in millions)	2017	2016	2015
Restructuring charges, net	$70	$285	$130
Costs to implement business optimization programs	89	65	—
Gambro integration costs	—	26	73
Accelerated depreciation	10	33	—
Total business optimization charges	$169	$409	$203

For segment reporting, business optimization charges are unallocated expenses.

Included in the restructuring charges for 2017 were net employee termination costs of $59 million which primarily consisted of a global workforce reduction program.  In addition, $6 million of asset impairment charges related to facility closure costs and $5 million of other exit costs were incurred.

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

The company recorded the following components of restructuring costs in 2017, 2016 and 2015:

	2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$31	$47	$—	$78
Contract termination costs	—	5	—	5
Asset impairments	5	1	—	6
Reserve adjustments
Employee termination costs	(9)	(8)	(2)	(19)
Total restructuring charges	$27	$45	$(2)	$70

	2016
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$72	$109	$13	$194
Contract termination costs	9	5	13	27
Asset impairments	38	—	40	78
Reserve adjustments
Employee termination costs	(1)	(11)	(2)	(14)
Total restructuring charges	$118	$103	$64	$285

	2015
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$14	$86	$15	$115
Contract termination costs	3	2	—	5
Asset impairments	40	—	2	42
Reserve adjustments
Employee termination costs	(19)	(10)	(3)	(32)
Total restructuring charges	$38	$78	$14	$130

Costs to implement business optimization programs in 2017 were $89 million. These costs consisted primarily of external consulting and transition costs, as well as employee salary and related costs. The costs were included within marketing and administrative and R&D expense.

Costs related to the integration of Gambro were included within marketing and administrative expense for all referenced periods.

In 2017 and 2016, the company recognized accelerated depreciation primarily associated with facilities to be closed of $10 million and $33 million, respectively. The costs were recorded in cost of sales.

The following table summarizes activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserve at December 31, 2014	$127
2015 charges	120
Reserve adjustments	(32)
Utilization in 2015	(89)
Currency translation	(10)
Reserve at December 31, 2015	116
2016 charges	221
Reserve adjustments	(14)
Utilization in 2016	(164)
Currency translation	5
Reserve at December 31, 2016	164
2017 charges	83
Reserve adjustments	(19)
Utilization in 2017	(143)
Currency translation	27
Reserve at December 31, 2017	$112

Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.

Approximately 90% of the company’s restructuring reserves as of December 31, 2017 relate to employee termination costs, with the remaining reserves attributable to contract termination costs.  Of the $112 million liability, $100 million is included within accounts payable and accrued liabilities and $12 million is included within other long-term liabilities on the consolidated balance sheet.  The reserves are expected to be substantially utilized by the end of 2020.

NOTE 8

DEBT, CREDIT FACILITIES AND LEASE COMMITMENTS

Debt Outstanding

At December 31, 2017 and 2016, the company had the following debt outstanding:

as of December 31 (in millions)	Effective interest rate in 2017[1]	2017[2]	2016[2]
Variable-rate loan due 2020	1.0%	$300	$294
1.7% notes due 2021	1.9%	398	397
2.4% notes due 2022	2.5%	206	208
1.3% notes due in 2025	1.2%	714	—
2.6% notes due 2026	2.7%	744	744
7.65% debentures due 2027	7.7%	5	5
6.625% debentures due 2028	6.7%	99	99
6.25% notes due 2037	6.3%	265	265
3.65% notes due 2042	3.7%	6	6
4.5% notes due 2043	4.5%	255	255
3.5% notes due 2046	3.6%	439	439
Other	—	81	70
Total debt and capital lease obligations		3,512	2,782
Current portion		(3)	(3)
Long-term portion		$3,509	$2,779

[1]	Excludes the effect of any related interest rate swaps.
[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

Significant Debt Issuances

In May 2017, Baxter issued €600 million of senior notes at a fixed coupon rate of 1.30% due in May 2025. The company has designated this debt as a nonderivative net investment hedge of its European operations for accounting purposes.

In August 2016, Baxter issued senior notes with a total aggregate principal amount of $1.6 billion, comprised of $400 million at a fixed coupon rate of 1.70% due in August 2021, $750 million at a fixed coupon rate of 2.60% due in August 2026 and $450 million at a fixed coupon rate of 3.50% due in August 2046.

Debt Redemption

In September 2016, Baxter redeemed an aggregate of approximately $1 billion in principal amount of its 1.850% Senior Notes due 2017, 1.850% Senior Notes due 2018, 5.375% Senior Notes due 2018, 4.500% Senior Notes due 2019, 4.250% Senior Notes due 2020 and 3.200% Senior Notes due 2023. Baxter paid approximately $1 billion, including accrued and unpaid interest and tender premium, to redeem such notes. As a result of the debt redemptions, the company recognized a loss on extinguishment of debt in 2016 of approximately $52 million, which is included in other income, net.

Debt-for-Equity Exchanges

On January 27, 2016, Baxter exchanged Retained Shares for the extinguishment of $1.45 billion aggregate principal amount outstanding under its $1.8 billion U.S. dollar-denominated revolving credit facility. This exchange extinguished the indebtedness under the facility, which was terminated in connection with such debt-for-equity exchange. There were no material prepayment penalties or breakage costs associated with the termination of the facility. Baxter recognized a net realized gain of $1.25 billion related to the Retained Shares exchanged, which is included in other income, net in 2016.

On March 16, 2016, the company exchanged Retained Shares for the extinguishment of approximately $2.2 billion in principal amount of its 0.950% Notes due May 2016, 5.900% Notes due August 2016, 1.850% Notes due January 2017, 5.375% Notes due May 2018, 1.850% Notes due June 2018, 4.500% Notes due August 2019 and 4.250% Notes due February 2020 purchased by certain third party purchasers in previously announced debt tender offers. As a result, the company recognized a net loss on extinguishment of debt totaling $101 million and a net realized gain of $2.0 billion on the Retained Shares exchanged, which are included in other income, net in 2016.

Debt Maturities

In 2016, the company repaid the $190 million outstanding balance of its 0.95% senior unsecured notes that matured in June 2016. In addition, the company repaid the $130 million outstanding balance of its 5.9% senior unsecured notes that matured in September 2016.

Debt Tender Offer

On July 6, 2015 and July 21, 2015 the company purchased an aggregate of approximately $2.7 billion in principal amount of its 5.900% Notes due September 2016, 6.625% Debentures due February 2028, 6.250% Notes due December 2037, 3.650% Notes due August 2042, 4.500% Notes due June 2043, 3.200% Notes due June 2023, and 2.400% Notes due August 2022 pursuant to a debt tender offer. Baxter paid approximately $2.9 billion, including accrued and unpaid interest and tender premium, to purchase such notes. As a result of the debt tender offers the company recognized a loss on extinguishment of debt in 2015 of $130 million, which is included in other income, net within the consolidated statements of income.

Credit Facilities

The company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility have a maximum capacity of $1.5 billion and approximately €200 million, respectively. As of December 31, 2017 and 2016, there were no borrowings outstanding under the company’s revolving credit facilities. The facilities enable the company to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio and maximum interest coverage ratio.

The company also maintains other credit arrangements, which totaled $134 million at December 31, 2017, and $271 million at December 31, 2016. There were no borrowings outstanding under these arrangements at December 31, 2017 and December 31, 2016.

At December 31, 2017, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment

Leases

The company leases certain facilities and equipment under capital and operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. For the years ending December 31, 2017, 2016, and 2015 operating lease rent expense was $154 million, $174 million, and $184 million, respectively.

Future Minimum Lease Payments and Debt Maturities

as of and for the years ended December 31 (in millions)	Operating leases	Debt maturities and capital leases
2018	$129	$3
2019	107	2
2020	84	302
2021	69	402
2022	63	210
Thereafter	246	2,612
Total obligations and commitments	698	3,531
Discounts, premiums, and adjustments relating to hedging instruments	—	(19)
Total debt and lease obligations	$698	$3,512

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

The notional amounts of foreign exchange contracts were $660 million and $561million as of December 31, 2017 and 2016, respectively. The company did not have any interest rate contracts designated as cash flow hedges outstanding at December 31, 2017 and 2016. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions at December 31, 2017 is 12 months.

Fair Value Hedges

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.

The total notional amount of interest rate contracts designated as fair value hedges was $200 million as of December 31, 2017 and 2016, respectively.

Net Investment Hedges

In May 2017, the company issued €600 million of senior notes due May 2025. The company has designated this debt as a hedge of a portion of its net investment in its European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI. As of December 31, 2017, the company had an accumulated pre-tax unrealized translation loss in AOCI of $79 million related to the Euro-denominated senior notes.

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

There were no hedge dedesignations in 2017, 2016 or 2015 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

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

If the company terminates a net investments hedge, any gain or loss recognized in AOCI is not reclassified to earnings until the company sells, liquidates, or deconsolidates the foreign investments that were being hedged.

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

The total notional amount of undesignated derivative instruments was $885 million as of December 31, 2017 and $822 million as of December 31, 2016.

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on the company’s derivative instruments for the years ended December 31, 2017, 2016, and 2015.

	Gain (loss) recognized in OCI			Location of gain (loss) in	Gain (loss) reclassified from AOCI into income
(in millions)	2017	2016	2015	income statement	2017	2016	2015
Cash flow hedges
Interest rate contracts	$(3)	$—	$—	Other income, net	$—	$9	$—
Foreign exchange contracts	—	—	(1)	Net sales	—	—	—
Foreign exchange contracts	(24)	1	4	Cost of sales	(8)	(3)	47
Net investment hedge	(79)	—	—	Other income, net	—	—	—
Total	$(106)	$1	$3		$(8)	$6	$47

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2017	2016	2015
Fair value hedges
Interest rate contracts	Net interest expense	$(3)	$9	$(43)
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$(20)	$4	$(13)

For the company’s fair value hedges, equal and offsetting gains of $3 million, losses of $9 million and gains of $43 million were recognized in net interest expense in 2017, 2016 and 2015, respectively, as adjustments to the underlying hedged items, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the year ended December 31, 2017 was not material.

The following table summarizes net-of-tax activity in AOCI, a component of shareholders’ equity, related to the company’s cash flow hedges.

as of and for the years ended December 31 (in millions)	2017	2016	2015
Accumulated other comprehensive income (loss) balance at beginning of year	$3	$7	$34
(Loss) gain in fair value of derivatives during the year	(18)	1	4
Amount reclassified to earnings during the year	5	(5)	(31)
Accumulated other comprehensive income balance at end of year	(10)	$3	$7

As of December 31, 2017, $8 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2017.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	4	Other long-term liabilities	—
Foreign exchange contracts	Prepaid expenses and other	14	Accounts payable and accrued liabilities	3
Total derivative instruments designated as hedges		$18		$3
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$1	Accounts payable and accrued liabilities	$1
Total derivative instruments		$19		$4

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

	December 31, 2017		December 31, 2016
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$19	$4	$30	$3
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(4)	(4)	(3)	(3)
Total	$15	$—	$27	$—

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

The following is a summary of the activity relating to the securitization arrangement.

as of and for the years ended December 31 (in millions)	2017	2016	2015
Sold receivables at beginning of year	$68	$81	$104
Proceeds from sales of receivables	270	348	361
Cash collections (remitted to the owners of the receivables)	(270)	(367)	(384)
Effect of currency exchange rate changes	3	6	—
Sold receivables at end of year	$71	$68	$81

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced deterioration in credit and economic conditions. As of December 31, 2017 and 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $149 million and $137 million, respectively.

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

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$15	$—	$15	$—
Interest rate hedges	4	—	4	—
Available-for-sale securities	8	8	—	—
Total assets	$27	$8	$19	$—
Liabilities
Foreign currency hedges	$4	$—	$4	$—
Contingent payments related to acquisitions	9	—	—	9
Total liabilities	$13	$—	$4	$9

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$23	$—	$23	$—
Interest rate hedges	7	—	7	—
Available-for-sale securities	9	9	—	—
Total assets	$39	$9	$30	$—
Liabilities
Foreign currency hedges	$3	$—	$3	$—
Contingent payments related to acquisitions	19	—	—	19
Total liabilities	$22	$—	$3	$19

As of December 31, 2017, cash and equivalents of $3.4 billion included money market funds of approximately $0.7 billion, which are considered Level 2 in the fair value hierarchy.

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

(in millions)	Contingent payments
Fair value as of December 31, 2015	$20
Additions	—
Payments	(1)
Net gains recognized in earnings	—
Fair value as of December 31, 2016	19
Additions	—
Payments	(9)
Net gains recognized in earnings	(1)
Fair value as of December 31, 2017	$9

The following table provides information relating to the company’s investments in available-for-sale equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017	$8	$—	$—	$8
December 31, 2016	$13	$—	$4	$9

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

	Book values		Approximate fair values
as of December 31 (in millions)	2017	2016	2017	2016
Assets
Investments	$43	$31	$43	$31
Liabilities
Current maturities of long-term debt and lease obligations	3	3	3	3
Long-term debt and lease obligations	3,509	2,779	3,595	2,756

The following table summarizes the bases used to measure the approximate fair value of the financial instruments as of December 31, 2017 and 2016.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$43	$—	$—	$43
Total assets	$43	$—	$—	$43
Liabilities
Current maturities of long-term debt and lease obligations	3	—	3	—
Long-term debt and lease obligations	3,595	—	3,595	—
Total liabilities	$3,598	$—	$3,598	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments	$31	$—	$—	$31
Total assets	$31	$—	$—	$31
Liabilities
Current maturities of long-term debt and lease obligations	3	—	3	—
Long-term debt and lease obligations	2,756	—	2,756	—
Total liabilities	$2,759	$—	$2,759	$—

Investments in 2017 and 2016 include certain cost method investments.

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

In 2017, the company recorded $8 million of other-than-temporary impairment charges within other income, net related to the company’s investments.  In 2016, the company recorded net $4.4 billion of realized gains within other income, net related to exchanges of available-for-sale equity securities, which represented gains from the Retained Shares transactions. On May 6, 2016, Baxter made a voluntary non-cash contribution of 17,145,570 Retained Shares to the company’s U.S. pension fund. The company recorded $611 million of realized gains within other income, net related to the contribution of Retained Shares. On May 26, 2016, Baxter completed an exchange of 13,360,527 Retained Shares for 11,526,638 outstanding shares of Baxter common stock. The company recorded $537 million of realized gains within other income, net related to the exchange of the Retained Shares. The company held no shares of Baxalta as of December 31, 2016. Refer to the debt-for-equity exchange section in Note 8 for discussion related to the 2016 Retained Shares transactions.

NOTE 11

COMMITMENTS AND CONTINGENCIES

Collaborative and Other Arrangements

Refer to Note 5 for information regarding the company’s unfunded contingent payments associated with collaborative and other arrangements.

Indemnifications

During the normal course of business, Baxter makes indemnities, commitments and guarantees pursuant to which the company may be required to make payments related to specific transactions. Indemnifications include: (i) intellectual property indemnities to customers in connection with the use, sales or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; (iv) indemnities involving the representations and warranties in certain contracts; (v) contractual indemnities related to the separation and distribution as set forth in certain of the agreements entered into in connection with such transactions (including the separation and distribution agreement and the tax matters agreement with Baxalta); and (vi) contractual indemnities for its directors and certain of its executive officers for services provided to or at the request of Baxter. In addition, under Baxter’s Amended and Restated Certificate of Incorporation, and consistent with Delaware General Corporation Law, the company has agreed to indemnify its directors and officers for certain losses and expenses upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the company could be obligated to make. To help address some of these risks, the company maintains various insurance coverages. Based on historical experience and evaluation of the agreements, the company does not believe that any significant payments related to its indemnities will occur, and therefore the company has not recorded any associated liabilities.

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

Approved in 2015, the Baxter International Inc. 2015 Incentive Plan provided for 35 million additional shares of common stock available for issuance with respect to awards for participants. As of December 31, 2017, approximately 36 million authorized shares are available for future awards under the company’s stock-based compensation plans.

Stock Compensation Expense

Stock compensation expense was $107 million, $115 million and $126 million in 2017, 2016 and 2015, respectively. The related tax benefit recognized was $31 million in 2017, $34 million in 2016 and $38 million in 2015.

Stock compensation expense is recorded at the corporate level and is not allocated to the segments. Approximately 70% of stock compensation expense is classified in marketing and administrative expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2017 and 2016 were not material.

Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to 100% of the market value on the date of grant. Stock options granted to employees generally vest in one-third increments over a three-year period. Stock options granted to non-employee directors generally vest immediately on the grant date and are issued with a six-month claw-back provision. Stock options typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.

The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2017	2016	2015
Expected volatility	19%	20%	20%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	2.1%	1.4%	1.7%
Dividend yield	1.0%	1.2%	2.9%
Fair value per stock option	$10	$7	$9

The following table summarizes stock option activity for the year ended December 31, 2017 and the outstanding stock options as of December 31, 2017.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2017	33,076	$35.73
Granted	5,822	$51.42
Exercised	(9,031)	$33.80
Forfeited	(1,605)	$41.81
Expired	(54)	$34.25
Outstanding as of December 31, 2017	28,208	$39.25	6.2	$715,900
Vested or expected to vest as of December 31, 2017	27,712	$39.07	6.1	$708,533
Exercisable as of December 31, 2017	16,364	$35.51	4.8	$476,756

The aggregate intrinsic value in the table above represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2017, 2016 and 2015 were $203 million, $162 million and $43 million, respectively.

As of December 31, 2017, $55 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

RSUs

RSUs are granted to employees and non-employee directors. RSUs granted to employees generally vest in one-third increments over a three-year period. RSUs granted to non-employee directors generally vest immediately on the grant date and are issued with a six-month claw-back provision. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the close price of the company’s common stock on the date of grant.

The following table summarizes nonvested RSU activity for the year ended December 31, 2017.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2017	2,698	$32.90
Granted	1,145	$55.11
Vested	(1,355)	$29.84
Forfeited	(287)	$38.41
Nonvested RSUs as of December 31, 2017	2,201	$45.65

As of December 31, 2017 $65 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 2.0 years. The weighted-average grant-date fair value of RSUs granted in 2017, 2016 and 2015 was $55.11, $40.32 and $66.65, respectively. The fair value of RSUs vested in 2017, 2016 and 2015 was $88 million, $50 million and $73 million, respectively.

PSUs

The company’s annual equity awards stock compensation program for senior management includes the issuance of PSUs based on adjusted operating margin as well as stock performance relative to the company’s peer group. Fifty percent of the PSUs granted 2015 were based on return on invested capital (ROIC) instead of adjusted operating margin. The vesting condition for adjusted operating margin or ROIC PSUs is set at the beginning of the year for each tranche of the award during the three-year service period. Compensation cost for the adjusted operating margin or ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of the company’s stock on the grant date for each tranche of the award. The compensation cost for adjusted operating margin or ROIC PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition.

The fair value for PSUs based on stock performance relative to the company’s peer group is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2017	2016	2015
Baxter volatility	19%	20%	19%
Peer group volatility	16%-54%	17%-51%	16%-38%
Correlation of returns	0.19-0.58	0.22-0.73	0.24-0.55
Risk-free interest rate	1.6%	1.0%	1.1%
Fair value per PSU	$69	$51	$46

Unrecognized compensation cost related to all unvested PSUs of $23 million at December 31, 2017 is expected to be recognized as expense over a weighted-average period of 1.7 years.

The following table summarizes nonvested PSU activity for the year ended December 31, 2017.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2017	278	$46.82
Granted	461	$62.22
Vested	(194)	$34.35
Forfeited	(85)	$52.31
Nonvested PSUs as of December 31, 2017	460	$66.50

Realized Excess Income Tax Benefits and the Impact on the Statements of Cash Flows

Realized excess tax benefits associated with stock compensation are presented in the consolidated statements of cash flows as an inflow within the operating section for 2017 and as an inflow within the financing section in 2016 and 2015, respectively. Realized excess tax benefits from stock-based compensation related to continuing operations were $56 million, $39 million and $7 million in 2017, 2016 and 2015, respectively.

Employee Stock Purchase Plan

Nearly all employees are eligible to participate in the company’s employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.

The Baxter International Inc. Employee Stock Purchase Plan provides for 10 million shares of common stock available for issuance to eligible participants, of which approximately four million shares were available for future purchases as of December 31, 2017.

During 2017, 2016, and 2015, the company issued approximately 0.8 million, 1.0 million and 1.1 million shares, respectively, under the employee stock purchase plan. The number of shares under subscription at December 31, 2017 totaled approximately 1 million.

Cash Dividends

Total cash dividends declared per common share for 2017, 2016, and 2015 were $0.61, $0.51 and $1.27, respectively.

A quarterly dividend of $0.13 per share ($0.52 on an annualized basis) was declared in February 2017 and was paid in April 2017. Quarterly dividends of $0.16 per share ($0.64 on an annualized basis) were declared in May and July of 2017 and were paid in July and October of 2017, respectively. Baxter’s board of directors declared a quarterly dividend of $0.16 per share in November of 2017, which was paid in January of 2018.

Stock Repurchase Programs

As authorized by the board of directors, the company repurchases its stock depending on the company’s cash flows, net debt level and market conditions. The company repurchased 9.2 million shares for $564 million in cash in 2017 and 6.3 million shares for $287 million in cash in 2016. The company did not repurchase shares in 2015. In July 2012, the board of directors authorized the repurchase of up to $2 billion of the company’s common stock. The board of directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018. $1.1 billion of purchase authority remained available as of December 31, 2017.  After giving effect to the February 2018 approval and 2018 share repurchases, $2.3 billion of repurchase authority remained available as of February 20, 2018.

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

In 2017, the company made a $115 million voluntary cash contribution to the qualified U.S. pension plan.

In 2016, the company made a $706 million voluntary, non-cash contribution to the qualified U.S. pension plan using Retained Shares. Refer to Note 2 for additional information regarding Retained Shares Transactions.

Reconciliation of Pension and OPEB Plan Obligations, Assets and Funded Status

The benefit plan information in the table below pertains to all of the company’s pension and OPEB plans, both in the United States and in other countries.

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2017	2016	2017	2016
Benefit obligations
Beginning of period	$5,717	$5,423	$243	$266
Service cost	91	93	1	2
Interest cost	180	183	7	8
Participant contributions	5	5	—	—
Actuarial loss	333	298	2	10
Benefit payments	(251)	(234)	(18)	(20)
Settlements	(9)	(6)	—	—
Acquisitions	2	—	—	—
Plan amendments	(7)	—	—	(23)
Foreign exchange and other	98	(45)	—	—
End of period	6,159	5,717	235	243
Fair value of plan assets
Beginning of period	4,501	3,698	—	—
Actual return on plan assets	708	309	—	—
Employer contributions	242	752	18	20
Participant contributions	5	5	—	—
Benefit payments	(251)	(234)	(18)	(20)
Settlements	(9)	(6)	—	—
Foreign exchange and other	52	(23)	—	—
End of period	5,248	4,501	—	—
Funded status at December 31	$(911)	$(1,216)	$(235)	$(243)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$65	$42	$—	$—
Current liability	(24)	(23)	(19)	(19)
Noncurrent liability	(952)	(1,235)	(216)	(224)
Net liability recognized at December 31	$(911)	$(1,216)	$(235)	$(243)

The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s pension plans was $5.9 billion and $5.4 billion at the 2017 and 2016 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2017	2016
ABO	$5,398	$5,153
Fair value of plan assets	4,674	4,190

The following table is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2017	2016
PBO	$5,875	$5,523
Fair value of plan assets	4,899	4,265

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2018	$250	$20
2019	260	19
2020	271	18
2021	283	17
2022	294	17
2023 through 2027	1,626	73
Total expected net benefit payments for next 10 years	$2,984	$164

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

The following table is a summary of the pre-tax losses included in AOCI at December 31, 2017 and December 31, 2016.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$1,660	$(76)
Prior service credit and transition obligation	(12)	(88)
Total pre-tax loss recognized in AOCI at December 31, 2017	$1,648	$(164)
Actuarial loss (gain)	$1,885	$(89)
Prior service credit and transition obligation	(5)	(103)
Total pre-tax loss recognized in AOCI at December 31, 2016	$1,880	$(192)

Refer to Note 14 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

years ended December 31 (in millions)	2017	2016	2015
Gain (loss) arising during the year, net of tax expense (benefit) of $16 in 2017, ($72) in 2016 and $44 in 2015	$50	$(191)	$45
Distribution to Baxalta, net of tax expense of $73	—	—	198
Amortization of loss to earnings, net of tax benefit of $46 in 2017, $36 in 2016 and $61 in 2015	91	94	120
Pension and other employee benefits (loss) gain	$141	$(97)	$363

In 2017 and 2016, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses.

Amounts Expected to be Amortized from AOCI to Net Periodic Benefit Cost in 2018

With respect to the AOCI balance at December 31, 2017, the following table is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2018.

(in millions)	Pension benefits	OPEB
Actuarial loss/(gain)	$174	$(10)
Prior service credit and transition obligation	(1)	(15)
Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2018	$173	$(25)

Net Periodic Benefit Cost – Continuing Operations

years ended December 31 (in millions)	2017	2016	2015
Pension benefits
Service cost	$91	$93	$128
Interest cost	180	183	211
Expected return on plan assets	(291)	(298)	(270)
Amortization of net losses and other deferred amounts	163	149	192
Settlement losses	—	2	2
Net pension costs related to discontinued operations	—	—	(43)
Net periodic pension benefit cost	$143	$129	$220
OPEB
Service cost	$1	$2	$4
Interest cost	7	8	14
Amortization of net loss and prior service credit	(26)	(19)	(11)
Curtailment	—	(4)	—
Net periodic OPEB cost	$(18)	$(13)	$7

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2017	2016	2017	2016
Discount rate
U.S. and Puerto Rico plans	3.62%	4.09%	3.51%	3.89%
International plans	2.02%	2.05%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.65%	3.75%	n/a	n/a
International plans	3.05%	3.08%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.25%	6.25%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2023	2022

The assumptions above, which were used in calculating the December 31, 2017 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2018.

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

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2017	2016	2015	2017	2016	2015
Discount rate
U.S. and Puerto Rico plans	4.09%	4.36%	4.00%	3.89%	4.12%	3.95%
International plans	2.03%	2.60%	2.26%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	6.50%	7.00%	7.25%	n/a	n/a	n/a
International plans	5.77%	6.07%	6.20%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.75%	3.75%	3.76%	n/a	n/a	n/a
International plans	3.11%	3.37%	3.33%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.25%	6.50%	6.00%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2023	2022	2019

The 2015 actuarial gain for the OPEB plan was primarily related to adjustments to the assumptions for retirees who are age 65 and older and receive a subsidy to be utilized on a medical insurance exchange.

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use a 6.25% assumption for its U.S. and Puerto Rico plans for 2018.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

The effect of a one-percent change in the assumed healthcare cost trend rate on the service and interest cost components of OPEB cost as well as the OPEB obligation were not significant for 2017 or 2016, respectively.

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

Plan assets are managed in a balanced portfolio comprised of two major components:  return-seeking investments and liability hedging investments. The target allocations for plan assets are 53% in return-seeking investments and 47% in liability hedging investments and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations of approximately two to five percentage points depending on the investment type. Return-seeking investments primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, hedge funds, and partnership investments. Liability hedging investments and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, derivative contracts and asset-backed securities.

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

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV
Assets
Fixed income securities
Cash and cash equivalents	$230	$12	$218	$—	$—
U.S. government and government agency issues	641	—	641	—	—
Corporate bonds	1,052	16	1,036	—	—
Equity securities
Common stock:
Large cap	711	711	—	—	—
Mid cap	406	406	—	—	—
Small cap	89	89	—	—	—
Total common stock	1,206	1,206	—	—	—
Mutual funds	390	144	246	—	—
Common/collective trust funds	1,174	—	217	8	949
Partnership investments	413	—	—	—	413
Other holdings	142	10	122	10	—
Collateral held on loaned securities	193	—	193	—	—
Liabilities
Collateral to be paid on loaned securities	(193)	(53)	(140)	—	—
Fair value of pension plan assets	$5,248	$1,335	$2,533	$18	$1,362

		Basis of fair value measurement
(in millions)	Balance at December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV
Assets
Fixed income securities
Cash and cash equivalents	$443	$16	$427	$—	$—
U.S. government and government agency issues	457	—	457	—	—
Corporate bonds	850	13	837	—	—
Equity securities
Common stock:
Large cap	545	545	—	—	—
Mid cap	371	371	—	—	—
Small cap	94	94	—	—	—
Total common stock	1,010	1,010	—	—	—
Mutual funds	336	118	218	—	—
Common/collective trust funds	900	—	143	6	751
Partnership investments	388	—	—	—	388
Other holdings	117	10	97	10	—
Collateral held on loaned securities	126	—	126	—	—
Liabilities
Collateral to be paid on loaned securities	(126)	(37)	(89)	—	—
Fair value of pension plan assets	$4,501	$1,130	$2,216	$16	$1,139

The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Total	Common/collective trust funds	Other holdings
Balance at December 31, 2015	$8	$6	$2
Purchases, sales and settlements	8	—	8
Balance at December 31, 2016	16	6	10
Actual return on plan assets still held at year end	2	2	—
Balance at December 31, 2017	$18	$8	$10

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. Dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

Mutual funds

Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager

Common/collective trust funds	Values are based on the net asset value of the units held at year end

Partnership investments	Values are based on the net asset value of the participation by the company in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings	The value of these assets vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

Collateral held on loaned securities	Values are based on the net asset value per unit of the fund in which the collateral is invested

Collateral to be paid on loaned securities	Values are based on the fair value of the underlying securities loaned on the valuation date

Expected Pension and OPEB Plan Funding

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States in 2018. The company continually reassesses the amount and timing of any discretionary contributions. In 2018, the company does not expect to make a contribution to its Puerto Rico pension plan and expects to make a contribution of at least $26 million to its foreign pension plans. The company expects to have net cash outflows relating to its OPEB plan of approximately $20 million in 2018.

The following table details the funded status percentage of the company’s pension plans as of December 31, 2017, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2017 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$4,426	n/a	$822	n/a	$5,248
PBO	4,629	$223	908	$399	6,159
Funded status percentage	96%	n/a	91%	n/a	85%

U.S. Pension Plan Amendments

In January 2018, the company announced changes to its U.S. pension plans.  The company spun off the assets and liabilities of the qualified plan attributable to current employees into a new plan and will freeze the pay and service amounts used to calculate pension benefits for active participants in the U.S. pension plans as of December 31, 2022. The assets and liabilities attributable to retired and former company employees remained with the original qualified plan.  Years of additional service earned and eligible compensation received after December 31, 2022 will not be included in the determination of the benefits payable to participants. These changes resulted in a $57 million decline in the PBO upon the effective date of the changes.  As a result of these changes, net periodic pension and OPEB expense is expected to decrease in 2018. Refer to Note 1 for more information related to a change in income statement presentation for net periodic pension and OPEB costs.

U.S. Defined Contribution Plan

Most U.S. employees are eligible to participate in a qualified defined contribution plan. Expense recognized by the company was $45 million in 2017, $50 million in 2016 and $46 million in 2015.

NOTE 14

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with stockholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2017 and 2016.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2016	$(3,438)	$(1,122)	$3	$1	$(4,556)
Other comprehensive income (loss) before reclassifications	396	50	(18)	(1)	427
Amounts reclassified from AOCI	29	91	5	3	128
Net other comprehensive (loss) income	425	141	(13)	2	555
Balance as of December 31, 2017	$(3,013)	$(981)	$(10)	$3	$(4,001)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2015	$(3,191)	$(1,025)	$7	$4,433	$224
Other comprehensive income (loss) before reclassifications	(247)	(191)	1	104	(333)
Amounts reclassified from AOCI	—	94	(5)	(4,536)	(4,447)
Net other comprehensive (loss) income	(247)	(97)	(4)	(4,432)	(4,780)
Balance as of December 31, 2016	$(3,438)	$(1,122)	$3	$1	$(4,556)

The following table is a summary of the amounts reclassified from AOCI to net income during the years ended December 31, 2017 and 2016.

	Amounts reclassified from AOCI (a)
(in millions)	2017	2016	Location of impact in income statement
Translation adjustments
Loss on Venezuela deconsolidation	$(29)	$—	Other income, net
	(29)	—	Total before tax
	—	—	Income tax expense (benefit)
	$(29)	$—	Net of tax
Amortization of pension and other employee benefits items
Actuarial losses and other(b)	$(137)	$(130)
	(137)	(130)	Total before tax
	46	36	Income tax expense (benefit)
	$(91)	$(94)	Net of tax
Gains (losses) on hedging activities
Interest rate contracts	$—	$9	Other income, net
Foreign exchange contracts	(8)	(3)	Cost of sales
	(8)	6	Total before tax
	3	(1)	Income tax expense (benefit)
	$(5)	$5	Net of tax
Available-for-sale securities
Other-than-temporary impairment of equity securities	$(5)	$—	Other income, net
Gain on available-for-sale equity securities	—	4,536	Other income, net
	(5)	4,536	Total before tax
	2	—	Income tax expense (benefit)
	$(3)	$4,536	Net of tax
Total reclassification for the period	$(128)	$4,447	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 13.

Refer to Note 9 for additional information regarding hedging activity and Note 13 for additional information regarding the amortization of pension and other employee benefits items.

NOTE 15

INCOME TAXES

Income from Continuing Operations Before Income Tax Expense by Category

years ended December 31 (in millions)	2017	2016	2015
United States	$(291)	$3,906	$(738)
International	1,508	1,048	1,166
Income from continuing operations before income taxes	$1,217	$4,954	$428

Income Tax Expense Related to Continuing Operations

years ended December 31 (in millions)	2017	2016	2015
Current
United States
Federal	$8	$10	$(251)
State and local	18	(3)	(6)
International	273	282	345
Current income tax expense	299	289	88
Deferred
United States
Federal	233	(286)	(9)
State and local	(7)	3	(20)
International	(32)	(18)	(24)
Deferred income tax expense	194	(301)	(53)
Income tax expense (benefit)	$493	$(12)	$35

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2017	2016
Deferred tax assets
Accrued expenses	$269	$377
Retirement benefits	248	411
Tax credits and net operating losses	834	747
Valuation allowances	(483)	(150)
Total deferred tax assets	868	1,385
Deferred tax liabilities
Subsidiaries’ unremitted earnings	35	145
Asset basis differences	705	704
Total deferred tax liabilities	740	849
Net deferred tax asset	$128	$536

At December 31, 2017, the company had U.S. operating loss carryforwards totaling $413 million and tax credit carryforwards totaling $348 million. The U.S. operating loss carryforwards expire between 2018 and 2037 and the tax credits expire between 2018 and 2037. At December 31, 2017, the company had foreign operating loss carryforwards totaling $1.6 billion and foreign tax credit carryforwards totaling $59 million. Of these foreign amounts, $3 million expires in 2018, $2 million expires in 2019, $37 million expires in 2020, $47 million expires in 2021, $4 million expires in 2022, $440 million expires after 2022 and $1.1 billion has no expiration date. Realization of these operating loss and tax credit carryforwards depends on generating sufficient taxable income in future periods. A valuation allowance of $483 million and $150 million was recorded at December 31, 2017 and 2016, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards, because the company does not believe it is more likely than not that these assets will be fully realized prior to expiration. The company will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.  In the narrative following the “Income Tax Expense Related to Continuing Operations Reconciliation” table below, the company indicates which balances in the above table are provisional due to the enactment of the 2017 Tax Act.

Income Tax Expense Related to Continuing Operations Reconciliation

years ended December 31 (in millions)	2017	2016	2015
Income tax expense at U.S. statutory rate	$424	$1,734	$150
Retained shares tax free exchange gains	—	(1,587)	—
Tax incentives	(140)	(126)	(133)
State and local taxes	(6)	1	(13)
Foreign tax expense (benefit)	(80)	5	11
Valuation allowances	4	3	5
Contingent tax matters	(1)	(48)	9
Branded Prescription Drug Fee	—	1	1
Deferred tax charge on intangible intra-group transfers	14	13	14
R&D tax credit	(4)	(2)	(4)
Puerto Rico excise tax credit	(2)	(5)	(9)
Deferred Tax Revaluation due to 2017 Tax Act	(283)	—	—
Transition Tax due to 2017 Tax Act	529	—	—
U.S. Valuation Allowance due to 2017 Tax Act	339	—	—
Stock options windfall tax benefits	(56)	—	—
Foreign tax credits generated	(246)	—	—
Other factors	1	(1)	4
Income tax expense (benefit)	$493	$(12)	$35

In the above reconciliation, the Deferred Tax Revaluation, the Transition Tax and the U.S. Valuation Allowance, all of which result directly or indirectly from the enactment of the 2017 Tax Act, include, or are, provisional amounts. As additional US Treasury guidance is issued and more accurate earnings and tax estimates are available during 2018, the company expects to update its provisional tax amounts.

The 2017 Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, the company has remeasured its deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The company recognized a deferred tax benefit of $283 million to reflect the reduced U.S. tax rate and other effects of the Tax Act. Although the tax rate reduction is known, the company has not collected all of the necessary data to complete its analysis of the effect of the 2017 Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional.

The 2017 Tax Act requires the company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The company recorded a provisional charge for its one-time transitional tax expense of $529 million, the majority of which was non-cash. This charge is inclusive of relevant non-U.S. withholding taxes and U.S. state income taxes on the portion of the earnings expected to be repatriated.  The company has recorded provisional amounts based on estimates of the effects of the 2017 Tax Act as the analysis requires significant data from its foreign subsidiaries that has not yet been finalized as of December 31, 2017.

The U.S. Valuation Allowance was recorded in respect of the company’s foreign tax credit deferred tax assets (DTAs).  The 2017 Tax Act moves the U.S. from a worldwide system of taxation to a territorial system; additionally, the 2017 Tax Act changed the rules that enabled taxpayers to generate foreign source income related to export sales that was eligible to utilize foreign tax credits.  Consequently, the company does not believe at this time that it is more likely than not to utilize its existing foreign tax credit DTAs within the applicable carryforward periods.  As such, the company recorded a provisional adjustment to its valuation allowance of $339 million.  As the Transition Tax amount changes, the U.S. Valuation Allowance amount is expected to change in a like amount.  Moreover, the company is studying the 2017 Tax Act and evaluating any elections or other opportunities that may be available, as well as updating its U.S. legal entity earnings projections, to determine if it will be able to monetize some, or all, of the foreign tax credit DTAs.  The company will also continue to monitor state income tax law developments in light of the 2017 Tax Act and some state income tax DTAs may require a partial or full valuation allowance.

The company previously did not recognize U.S. income tax expense related to earnings outside the United States that were deemed indefinitely reinvested. U.S. federal and state income taxes, net of applicable credits, on these foreign unremitted earnings from continuing operations of $9.3 billion as of December 31, 2016 would be approximately $2.6 billion.  As noted above, the enactment of the 2017 Tax Act created a territorial tax system that allows companies to repatriate certain foreign earnings without incurring additional U.S. federal tax by providing for a 100% dividend exemption. Under the dividend-exemption provision, 100% of the foreign source portion of dividends paid by certain foreign corporations to a U.S. corporate shareholder are exempt from U.S. federal taxation. As a result of the U.S. change to a territorial tax system and the incurrence of the one-time transition tax charge (discussed above), the company now plans to repatriate foreign earnings that were previously considered indefinitely reinvested.  Moreover, the company continues to evaluate if any portion of its outside basis difference not attributable to earnings will reverse in a taxable manner and whether it can identify and quantify those differences and the related U.S. deferred tax charges.

Unrecognized Tax Benefits

The company classifies interest and penalties associated with income taxes in the income tax expense line in the consolidated statements of income. Net interest and penalties recorded during 2017, 2016 and 2015 were $3 million, $6 million and $3 million, respectively. The liability recorded at December 31, 2017 and 2016 related to interest and penalties was $15 million and $11 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $108 million.

The following table is a reconciliation of the company’s unrecognized tax benefits, including those related to discontinued operations for the years ended December 31, 2017, 2016 and 2015.

as of and for the years ended (in millions)	2017	2016	2015
Balance at beginning of the year	$82	$191	$206
Increase associated with tax positions taken during the current year	33	7	24
Increase (decrease) associated with tax positions taken during a prior year	2	(31)	(26)
Settlements	(6)	(75)	(3)
Decrease associated with lapses in statutes of limitations	(3)	(10)	(10)
Balance at end of the year	$108	$82	$191

Of the gross unrecognized tax benefits, $107 million and $74 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2017 and 2016, respectively. Baxter has recorded net indemnification receivables from Baxalta in the amount of $48 million, $28 million and $93 million as of December 31, 2017, 2016 and 2015, respectively, related to the unrecognized tax benefits for which Baxter is the primary obligor but economically relate to Baxalta operations. Additionally, in the table above amounts related to 2015 included as a decrease a gross liability transferred to Baxalta in the amount of $10 million for which Baxalta is the primary obligor.

None of the positions included in the liability for uncertain tax positions related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Tax Incentives

The company has received tax incentives in Puerto Rico, Switzerland, Dominican Republic, Costa Rica and certain other taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above.       The Puerto Rico grant provides that the company’s manufacturing operations are and will be partially exempt from local taxes until the year 2026.

Examinations of Tax Returns

As of December 31, 2017, Baxter had ongoing audits in the United States, Germany, Sweden, Belgium and other jurisdictions. Baxter expects to reduce its gross unrecognized tax benefits within the next 12 months by $20 million due principally to the resolution of non-U.S. matters incident to the separation of Baxalta. While the final outcome of these matters is inherently uncertain, the company believes it has made adequate tax provisions for all years subject to examination.

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

NOTE 16

LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2017 and 2016, the company’s total recorded reserves with respect to legal matters were $41 million and $53 million, respectively, and the total related receivables were nil and $10 million, respectively.

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

Environmental

Baxter is involved as a potentially responsible party (PRP) for environmental clean-up costs at seven Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, Baxter is involved in an ongoing voluntary environmental remediation associated with historic operations at the company’s Irvine, California, United States, facility. As of December 31, 2017 and 2016, environmental reserves of approximately $21 million and $7 million, respectively, were established to address these specific estimated potential liabilities. In 2017, the company recorded a pre-tax charge of $15 million related to a former location and included that charge within (loss) income from discontinued operations, net of tax, on the consolidated statement of income.  Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

General litigation

On July 31, 2015, DaVita Inc. (f/k/a DaVita Healthcare Partners Inc.) filed suit against Baxter Healthcare Corporation in the District Court of the State of Colorado regarding an ongoing commercial dispute relating to the provision of peritoneal dialysis products.  A bench trial concluded in third quarter 2016 and the parties were awaiting the court’s decision.  On February 16, 2018, the parties entered into a settlement agreement providing for a full and final release of all claims and damages that were or could have been asserted in the commercial dispute in connection with their entry into a new peritoneal dialysis products supply agreement.  The court granted an order to dismiss the litigation on February 21, 2018.

In November 2016, a purported antitrust class action complaint seeking monetary and injunctive relief was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions. Similar parallel actions subsequently were filed. In January 2017, a single consolidated complaint covering these matters was filed in the Northern District of Illinois. The company filed a motion to dismiss the consolidated complaint in February 2017.  The parties await ruling.

In April 2017, the company became aware of a criminal investigation by the U.S. Department of Justice, Antitrust Division and a federal grand jury in the United States District Court for the Eastern District of Pennsylvania.   The company and an employee received subpoenas seeking production of documents and testimony regarding the manufacturing, selling, pricing and shortages of IV solutions and containers (including saline solutions and certain other injectable medicines sold by the company) and communications with competitors regarding the same.  The company is cooperating with the investigation.  The New York Attorney General has also requested that Baxter provide information regarding business practices in the IV saline industry. The company is cooperating with the New York Attorney General.

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

NOTE 17

SEGMENT INFORMATION

In 2017, Baxter announced a change in its commercial structure to improve performance, optimize costs, increase speed in the decision-making process and drive improved accountability across the company. As a result, the company now reports its financial performance based on its new segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific).

The company’s segments provide a broad portfolio of essential healthcare products across its portfolio, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products.

The company uses operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of the company’s business segments. Intersegment sales are eliminated in consolidation.

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, foreign exchange rate fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, certain research and development costs, certain Global Business Unit (GBU) support costs, stock compensation expense, nonstrategic investments and related income and expense, certain employee benefit plan costs as well as certain gains, losses, and other charges (such as business optimization, integration and separation-related costs, and asset impairments).  The company’s chief operating decision maker does not receive any asset information by operating segment and, accordingly, the company does not report asset information by operating segment.

Financial information for the company’s segments is as follows:

for the years ended December 31 (in millions)	2017	2016	2015
Net sales
Americas	$5,720	$5,437	$5,222
EMEA	2,731	2,697	2,774
APAC	2,110	2,029	1,972
Total net sales	$10,561	$10,163	$9,968
Operating income
Americas	$2,227	$2,070	$1,816
EMEA	564	476	342
APAC	512	464	405
Total segment operating income	$3,303	$3,010	$2,563
Depreciation Expense
Americas	$224	$217	$210
EMEA	166	178	179
APAC	85	86	78
Corporate and other	132	151	130
Total depreciation expense	$607	$632	$597
Capital expenditures
Americas	$267	$332	$408
EMEA	161	140	212
APAC	96	103	149
Corporate and other	101	116	137
Total capital expenditures	$625	$691	$906

The following table is a reconciliation of segment operating income to income from continuing operations before income taxes per the consolidated statements of income.

for the years ended December 31 (in millions)	2017	2016	2015
Total segment operating income	$3,303	$3,010	$2,563
Corporate and other	(2,045)	(2,286)	(2,114)
Total operating income	1,258	724	449
Net interest expense	55	66	126
Other income, net	(14)	(4,296)	(105)
Income from continuing operations before income taxes	$1,217	$4,954	$428

Net Sales by GBU

The following table represents net sales by GBU.

years ended December 31	2017	2016	2015
Renal Care[1]	3,480	3,421	3,401
Acute Therapies[2]	456	429	385
Medication Delivery[3]	2,698	2,596	2,375
Pharmaceuticals⁴	1,883	1,722	1,801
Nutrition⁵	882	858	857
Advanced Surgery⁶	707	690	693
Other⁷	455	447	456
Total Baxter	$10,561	$10,163	$9,968

[1]	Renal Care includes sales of the company’s peritoneal dialysis (PD) and hemodialysis (HD) and additional dialysis therapies and services.
[2]	Acute Therapies includes sales of the company’s continuous renal replacement therapies (CRRT) and other organ support therapies focused in the ICU.
[3]	Medication Delivery includes sales of the company’s IV therapies, infusion pumps, administration sets and drug reconstitution devices.
[4]	Pharmaceuticals includes sales of the company’s premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
[5]	Nutrition includes sales of the company’s parenteral nutrition (PN) therapies.
⁶	Advanced Surgery includes sales of the company’s biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
⁷	Other includes sales primarily from the company’s pharmaceutical partnering business.

Geographic information

for the years ended December 31 (in millions)	2017	2016	2015
Net sales
United States	$4,510	$4,259	$4,001
Latin America and Canada	1,210	1,178	1,221
Total Americas	$5,720	$5,437	$5,222
Europe	2,731	2,697	2,774
Asia-Pacific	2,110	2,029	1,972
Total net sales	$10,561	$10,163	$9,968

as of December 31 (in millions)	2017	2016
PP&E, net
United States	$1,772	$1,751
Europe	1,268	1,166
Asia-Pacific	903	752
Latin America and Canada	645	620
Consolidated PP&E, net	$4,588	$4,289

NOTE 18

QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY’S STOCK (UNAUDITED)

years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
2017
Net sales	$2,475	$2,605	$2,707	$2,774	$10,561
Gross margin[1]	1,042	1,130	1,128	1,162	4,462
Income (loss) from continuing operations[1]	273	264	248	(61)	724
Income (loss) from continuing operations per common share[1]
Basic	0.50	0.49	0.46	(0.11)	1.33
Diluted	0.50	0.48	0.45	(0.11)	1.30
(Loss) income from discontinued operations, net of tax	(1)	1	3	(10)	(7)
(Loss) income from discontinued operations per common share
Basic	0.00	0.00	0.00	(0.02)	(0.01)
Diluted	(0.01)	0.00	0.00	(0.02)	(0.01)
Net income (loss)[1]	272	265	251	(71)	717
Net income (loss) per common share[1]
Basic	0.50	0.49	0.46	(0.13)	1.32
Diluted	0.49	0.48	0.45	(0.13)	1.29
Cash dividends declared per common share	0.130	0.160	0.160	0.160	0.610
Market price per common share
High	52.30	61.38	64.61	66.05	66.05
Low	44.44	52.29	59.50	61.45	44.44
2016
Net sales	$2,375	$2,585	$2,558	$2,645	$10,163
Gross margin[2]	965	972	1,071	1,102	4,110
Income from continuing operations[2]	3,387	1,212	127	240	4,966
Income from continuing operations per common share[2]
Basic	6.17	2.21	0.23	0.44	9.10
Diluted	6.13	2.19	0.23	0.44	9.01
(Loss) income from discontinued operations, net of tax	(7)	—	3	3	(1)
(Loss) income from discontinued operations per common share
Basic	(0.01)	0.00	0.01	0.01	(0.01)
Diluted	(0.01)	0.00	0.01	0.00	0.00
Net income[2]	3,380	1,212	130	243	4,965
Net income per common share[2]
Basic	6.16	2.21	0.24	0.45	9.09
Diluted	6.12	2.19	0.24	0.44	9.01
Cash dividends declared per common share	0.115	0.130	0.130	0.130	0.505
Market price per common share
High	41.28	46.39	49.03	49.16	49.16
Low	34.76	41.31	45.09	43.63	34.76
[1]

The first quarter of 2017 included charges of $17 million related to business optimization, separation-related costs and historical rebate and discount adjustments. The second quarter of 2017 included charges of $57 million related to business optimization, separation-related costs, Venezuela deconsolidation costs, Claris acquisition and integration expenses and adjustments to historical product reserves. The third quarter of 2017 included charges of $82 million related to business optimization, separation-related costs, Hurricane Maria costs, Claris acquisition and integration expenses and SIGMA SPECTRUM infusion pump inspection and remediation activities. The fourth quarter of 2017 included charges of $388 million related to business optimization, separation-related costs, Claris acquisition and integration expenses, Hurricane Maria costs, litigation and contractual disputes for business arrangements in which the company is no longer engaged or a party thereto and the impact of tax reform in the United States.

[2]

The first quarter of 2016 included benefits of $3.1 billion related to business optimization, separation-related costs, Retained Shares transactions, a loss on debt extinguishment, and product-related items. The second quarter of 2016 included benefits of $1.0 billion related to business optimization, separation-related costs, Retained Shares transactions, and asset impairment. The third quarter of 2016 included charges of $155 million related to business optimization, separation-related costs, a loss on debt extinguishment, and a tax matter. The fourth quarter of 2016 included charges of $47 million related to business optimization, Gambro integration costs, product-related items, separation-related costs, and reserve items and adjustments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Baxter International Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) of this Form 10-K (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Assessment of Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Assessment of Internal Control Over Financial Reporting, management has excluded Claris Injectables Limited (Claris) from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Claris from our audit of internal control over financial reporting. Claris is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

February 23, 2018

We have served as the Company’s auditor since 1985.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Baxter’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Baxter in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors, to allow timely decisions regarding required disclosure.

Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2017.

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

In 2017, Baxter acquired 100 percent of Claris Injectables Limited (Claris). As part of the post-closing integration, the company is engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company. Management has excluded the internal controls of Claris associated with total assets of approximately 2% and total revenues of 1% included in the Consolidated Financial Statements as of and for the year ended December 31, 2017 from its annual assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework in  Internal Control-Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in  Internal Control-Integrated Framework (2013) , management concluded that the company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

In 2017, related to its overall business optimization initiatives, the company began implementation of a business transformation project within the finance, human resources, purchasing and information technology functions which will further centralize and standardize business processes and systems across the company.  The company is transitioning some processes to its shared services centers while others are moving to outsourced providers.  This multi-year initiative will be conducted in phases and include modifications to the design and operation of controls over financial reporting.

With the exception of the above, there have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Item 9B.	Other Information.

On February 20, 2018, the Board of Directors amended and restated the company’s Bylaws (effective immediately) to clarify the ability of the lead director of the Board of Directors or a majority of the independent directors to instruct the Corporate Secretary to call a special meeting of the independent directors of the Board of Directors. The amendments also reflect the removal of the Corporate Vice President title.  The foregoing summary is qualified in its entirety by reference to the text of the amended and restated Bylaws, a copy of which is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Directors Continuing in Office,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” and “Ownership of Our Stock — Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2018 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Refer to information under the captions entitled “Executive Compensation,” and “Corporate Governance at Baxter International—Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information relating to shares of common stock that may be issued under Baxter’s existing equity compensation plans as of December 31, 2017.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a))(c)
Equity Compensation Plans Approved by Shareholders	30,771,865	(1)	$39.40	(2)	36,030,108	(3)
Equity Compensation Plans Not Approved by Shareholders	461,283	(4)	$30.50		—
Total	31,233,148	(5)	$39.25	(2)	36,030,108

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
(3)

Includes (i) 4,155,853 shares of common stock available for purchase under the Employee Stock Purchase Plan; (ii) 287,512 shares of common stock available under the 2007 Incentive Plan; (iii) 8,571,623 shares of common stock available under the 2011 Incentive Plan; and (iv) 23,015,120 shares of common stock available under the 2015 Incentive Plan.

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

(5)

Includes outstanding awards of 28,208,052 stock options, which have a weighted-average exercise price of $39.25 and a weighted-average remaining term of 6.2 years, 2,200,782 shares of common stock issuable upon vesting of restricted stock units, and 459,623 shares of common stock reserved for issuance in connection with performance share unit grants.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page Number
(1)	Financial Statements:

	Consolidated Balance Sheets	43

	Consolidated Statements of Income	44

	Consolidated Statements of Comprehensive Income	45

	Consolidated Statements of Cash Flows	46

	Consolidated Statements of Changes in Equity	47

	Notes to Consolidated Financial Statements	48

	Report of Independent Registered Public Accounting Firm	91

(2)	Schedules required by Article 12 of Regulation S-X:

	Schedule II — Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2017	103

	All other schedules have been omitted because they are not applicable or not required.

(3)

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Number and Description of Exhibit

2.1	Separation and Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

3.1 3.2

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 10, 2013).

Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 3, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2016).

3.3*	Bylaws, as amended and restated on February 20, 2018.

4.1(P)	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

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

4.4

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

4.5 4.6

Ninth Supplemental Indenture, dated June 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.500% Senior Notes due 2043) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 11, 2013).

Tenth Supplemental Indenture, dated August 13, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including forms of 1.700% Senior Notes due 2021, 2.600% Senior Notes due 2026 and 3.500% Senior Notes due 2046) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2016).

4.7

Eleventh Supplemental Indenture, dated as of May 30, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 1.300% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 30, 2017).

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

Number and Description of Exhibit

10.5

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

10.7

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

C 10.8(P)	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 1986).

C 10.9	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.10	Baxter International Inc. Equity Plan for the 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.11	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).
C 10.12	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).
C 10.13	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.14	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.15

Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.16

Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2009) and Amendment No. 1 thereto effective January 1, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 23, 2012).

C 10.17

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

C 10.19

Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.20 C 10.21

First Amendment to Baxter International Inc. Employee Stock Purchase Plan (dated as of July 15, 2016) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on February 23, 2017).

Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2017) (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed on February 23, 2017).

C 10.22

Separation Agreement, dated as of March 2, 2017, by and between Baxter International Inc. and David Scharf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2017).

C 10.23	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2017).

Number and Description of Exhibit

C 10.24	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2017).
C 10.25

Baxter International Inc. and Subsidiaries Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.26

Baxter International Inc. and Subsidiaries Pension Plan II (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.27

Baxter International Inc. and Subsidiaries Supplemental Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.28

Baxter International Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
C	Management contract or compensatory plan or arrangement.
(P)	Paper exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ José E. Almeida
José E. Almeida
Chairman and Chief Executive Officer

DATE: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2018.

Signature	Title

/s/ José E. Almeida	Chairman and Chief Executive Officer
José E. Almeida	(principal executive officer)

/s/ James K. Saccaro	Executive Vice President and Chief Financial Officer
James K. Saccaro	(principal financial officer)

/s/ Caroline D. Karp	Senior Vice President and Controller
Caroline D. Karp	(principal accounting officer)

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ John D. Forsyth	Director
John D. Forsyth

/s/ James R. Gavin III, M.D., Ph.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ Peter S. Hellman	Director
Peter S. Hellman

/s/ Munib Islam	Director
Munib Islam

/s/ Michael F. Mahoney	Director
Michael F. Mahoney

/s/ Stephen N. Oesterle, M.D.	Director
Stephen N. Oesterle, M.D.

/s/ Carole J. Shapazian	Director
Carole J. Shapazian

/s/ Cathy R. Smith	Director
Cathy R. Smith

/s/ Thomas T. Stallkamp	Director
Thomas T. Stallkamp

/s/ K.J. Storm	Director
K.J. Storm

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

SCHEDULE II – Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2017

		Additions
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses	Charged (credited) to other accounts (1)(2)	Deductions from reserves	Balance at end of period
Year ended December 31, 2017:
Allowance for doubtful accounts	$127	4	8	(19)	$120
Deferred tax asset valuation allowance	$150	350	—	(17)	$483
Year ended December 31, 2016:
Allowance for doubtful accounts	$110	16	11	(10)	$127
Deferred tax asset valuation allowance	$135	16	3	(4)	$150
Year ended December 31, 2015:
Allowance for doubtful accounts	$119	30	(10)	(29)	$110
Deferred tax asset valuation allowance	$129	30	(16)	(8)	$135

(1)	Valuation accounts of acquired or divested companies and foreign currency translation adjustments.
(2)	Amounts include adjustments related to the divestiture of the BioSciences business.

Reserves are deducted from assets to which they apply.