Form 10-Q
period 2018-03-31
BAXTER INTERNATIONAL INC
filed 2018-05-09
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2018 was 535,485,895 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended
	March 31,
	2018	2017
Net sales	$2,677	$2,475
Cost of sales	1,563	1,431
Gross margin	1,114	1,044
Marketing and administrative expenses	622	564
Research and development expenses	140	127
Claris settlement	(80)	—
Operating income	432	353
Net interest expense	12	14
Other (income) expense, net	(18)	11
Income from continuing operations before income taxes	438	328
Income tax expense	49	55
Income from continuing operations	389	273
Loss from discontinued operations, net of tax	—	(1)
Net income	$389	$272
Income from continuing operations per common share
Basic	$0.72	$0.50
Diluted	$0.71	$0.50
Loss from discontinued operations per common share
Basic	$—	$—
Diluted	$—	$(0.01)
Net income per common share
Basic	$0.72	$0.50
Diluted	$0.71	$0.49
Weighted-average number of common shares outstanding
Basic	539	541
Diluted	551	551
Cash dividends declared per common share	$0.160	$0.130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended
	March 31,
	2018	2017
Net income	$389	$272
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($7) and $20 for the three months ended March 31, 2018 and 2017, respectively	81	122
Pension and other employee benefits, net of tax expense of $13 and $10 for the three months ended March 31, 2018 and 2017, respectively	52	21
Hedging activities, net of tax expense (benefit) of $1 and ($4) for the three months ended March 31, 2018 and 2017, respectively	(5)	(7)
Available-for-sale securities, net of tax expense of zero for the three months ended March 31, 2018 and 2017.	—	2
Total other comprehensive income (loss), net of tax	128	138
Comprehensive income	$517	$410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31,	December 31,
		2018	2017
Current assets	Cash and equivalents	$2,947	$3,394
	Accounts and other current receivables, net	1,807	1,793
	Inventories	1,581	1,475
	Prepaid expenses and other	621	601
	Total current assets	6,956	7,263
Property, plant and equipment, net		4,614	4,588
Other assets	Goodwill	3,107	3,099
	Other intangible assets, net	1,507	1,374
	Other	706	787
	Total other assets	5,320	5,260
Total assets		$16,890	$17,111
Current liabilities	Current maturities of long-term debt and lease obligations	$3	$3
	Accounts payable and accrued liabilities	2,533	2,733
	Current income taxes payable	106	85
	Total current liabilities	2,642	2,821
Long-term debt and lease obligations		3,550	3,509
Other long-term liabilities		1,605	1,665
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2018 and 2017	683	683
	Common stock in treasury, at cost, 146,993,164 shares in 2018 and 142,017,600 shares in 2017	(8,354)	(7,981)
	Additional contributed capital	5,912	5,940
	Retained earnings	14,734	14,483
	Accumulated other comprehensive (loss) income	(3,876)	(4,001)
	Total Baxter shareholders’ equity	9,099	9,124
	Noncontrolling interests	(6)	(8)
	Total equity	9,093	9,116
Total liabilities and equity		$16,890	$17,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended
		March 31,
		2018	2017
Cash flows from operations	Net income	$389	$272
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Loss from discontinued operations, net of tax	—	1
	Depreciation and amortization	192	194
	Deferred income taxes	(33)	9
	Stock compensation	20	18
	Net periodic pension benefit and OPEB costs	10	31
	Other	12	(1)
	Changes in balance sheet items
	Accounts and other current receivables, net	76	78
	Inventories	(56)	(29)
	Accounts payable and accrued liabilities	(103)	(262)
	Business optimization items	(27)	(43)
	Other	(33)	(62)
	Cash flows from operations – continuing operations	447	206
	Cash flows from operations – discontinued operations	—	(17)
	Cash flows from operations	447	189
Cash flows from investing activities	Capital expenditures	(155)	(123)
	Acquisitions and investments, net of cash acquired	(219)	(6)
	Divestitures and other investing activities, net	—	12
	Cash flows from investing activities	(374)	(117)
Cash flows from financing activities	Cash dividends on common stock	(87)	(70)
	Proceeds from stock issued under employee benefit plans	82	111
	Purchases of treasury stock	(522)	(51)
	Other	(18)	(27)
	Cash flows from financing activities	(545)	(37)
Effect of foreign exchange rate changes on cash and equivalents		25	22
(Decrease) increase in cash and equivalents		(447)	57
Cash and equivalents at beginning of period		3,394	2,801
Cash and equivalents at end of period		$2,947	$2,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report).

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

New accounting standards

Recently adopted accounting pronouncements

As of January 1, 2018, the company adopted Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest costs, expected return on assets, amortization of prior service cost/credit and actuarial gains/losses, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. This guidance impacted the presentation of the company’s consolidated statements of income with no significant impact on net income. The retrospective impact of adoption for the three months ended March 31, 2017 is shown in the following table.

	Three months ended March 31, 2017
	As Previously Reported	Reclassification	As Reclassified

Cost of sales	$1,433	$(2)	$1,431
Gross margin	1,042	2	1,044
Marketing and administrative expenses	570	(6)	564
Research and development expenses	128	(1)	127
Operating income	344	9	353
Other (income) expense, net	2	9	11

As of January 1, 2018, the company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU No. 2016-16 generally accelerates the recognition of income tax consequences for asset transfers between entities under common control. Entities are required to adopt using a modified retrospective approach with a cumulative adjustment to opening retained earnings in the year of adoption for previously unrecognized income tax expense. The company recorded a net negative retained earnings adjustment of approximately $66 million upon adoption of the standard on January 1, 2018 related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.

As of January 1, 2018, the company adopted ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the results of operations. The adoption of this standard did not have a material impact on the company’s condensed consolidated financial statements.

As of January 1, 2018, the company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The company adopted the standard using the modified retrospective method. The primary impact of the new standard relates to the company’s contract manufacturing operations and software arrangements. Certain contract manufacturing arrangements require revenue recognition over-time in situations in which the company produces products that have no alternative use and the company has an enforceable right to payment for performance completed to date, inclusive of a reasonable profit margin. This results in an acceleration of revenue recognition for certain contractual arrangements as compared to recognition under prior accounting literature. The new guidance also impacts the company’s arrangements subject to previous software revenue recognition guidance, as the company is required to recognize as revenue a significant portion of the contract consideration upon delivery of the software compared to the previous practice of recognizing the contract consideration ratably over time for certain arrangements. The adjustment upon adoption increased the company’s opening balance of retained earnings by approximately $48 million, net of tax, on January 1, 2018. Refer to Note 2 for further information regarding the company’s revenues.

2. REVENUES

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of the company’s products or services. Revenue is measured as the amount of consideration the company expects to receive in exchange for transferring goods or providing services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

The majority of the company’s performance obligations are satisfied at a point in time. This includes sales of the company’s broad portfolio of essential healthcare products across its geographic segments including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. For a majority of these sales, the company’s performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.

To a lesser extent, in all the company’s segments, the company enters into other types of contracts including contract manufacturing arrangements, equipment leases, and certain subscription software and licensing arrangements. The company recognizes revenue for these arrangements over time or at a point in time depending on its evaluation of when the customer obtains control of the promised goods or service. Revenue is recognized over time when the company is creating or enhancing an asset that the customer controls as the asset is created or enhanced or the company’s performance does not create an asset with an alternative use and the company has an enforceable right to payment for performance completed.

On March 31, 2018, the company had $2.8 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more which are primarily included in the Americas segment. Some contracts in the United States included in this amount may contain index-dependent price increases, which are not known at this time. The company expects to recognize approximately 25% of this amount as revenue in 2018, 27% in 2019, and the remaining balance thereafter.

Significant Judgments

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for reserves related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material.

The company’s contracts with customers sometimes include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the stand-alone selling price for each distinct performance obligation and whether there is a discount to be allocated based on the relative stand-alone selling price of the various products and services.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet. Net trade accounts receivable at March 31, 2018 and January 1, 2018 were $1.7 billion, respectively. Generally, for certain contract manufacturing and software arrangements, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the condensed consolidated balance sheet on an individual basis at the end of each reporting period. The contract asset balances at March 31, 2018 and January 1, 2018 were $68 million and $73 million, respectively.  The contract assets as of March 31, 2018 are presented within accounts and other current receivables, net ($41 million) and other ($27 million) on the condensed consolidated balance sheet.  The decrease from January 1, 2018 to March 31, 2018 was due primarily to net billings under the company’s contract manufacturing programs. The company had no contract liabilities as of March 31, 2018 and January 1, 2018, respectively.

Practical Expedients

The company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the company’s internal sales force compensation programs as the company has determined annual compensation is commensurate with annual sales activities. The company does not disclose the value of transaction price allocated to unsatisfied performance obligations for contracts with an original expected length of one year or less. The company has elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when the company transfers a promised good or service to a customer, and when the customer pays for that good or service, will be one year or less. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer are excluded from revenue.

The company adopted ASC 606 using the modified retrospective method. The impact to net sales and cost of sales as a result of the adoption was insignificant for the three months ended March 31, 2018.

3. SEPARATION OF BAXALTA INCORPORATED

On July 1, 2015, Baxter completed the distribution of approximately 80.5% of the outstanding common stock of Baxalta Incorporated (Baxalta) to Baxter shareholders (the Distribution). Baxter and Baxalta entered into several agreements in connection with the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement, an employee matters agreement, a long-term services agreement, and a shareholder’s and registration rights agreement.  Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 36 months of the Distribution date (July 2018). Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the first quarter of 2018 and 2017, the company recognized approximately $7 million and $20 million, respectively, as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In the first quarters of 2018 and 2017, Baxter recognized approximately $6 million in sales to Baxalta. In addition, in the first quarter of 2018 and 2017, Baxter recognized $37 million and $48 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash outflows of $17 million were reported in cash flows from operations — discontinued operations for the three-month period ending March 31, 2017. These related to non-assignable tenders whereby Baxter was the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled post local separation on Baxalta’s behalf.

4. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended
	March 31,
(in millions)	2018	2017
Interest expense, net of capitalized interest	$22	$20
Interest income	(10)	(6)
Net interest expense	$12	$14

Other (income) expense, net

	Three months ended
	March 31,
(in millions)	2018	2017
Foreign exchange	$(15)	$—
Pension	(12)	9
All other	9	2
Other (income) expense, net	$(18)	$11

Inventories

	March 31,	December 31,
(in millions)	2018	2017
Raw materials	$361	$347
Work in process	166	116
Finished goods	1,054	1,012
Inventories	$1,581	$1,475

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2018	2017
Property, plant and equipment, at cost	$10,390	$10,148
Accumulated depreciation	(5,776)	(5,560)
Property, plant and equipment, net	$4,614	$4,588

In the first quarter of 2018, the estimated useful life of the company’s enterprise resource planning (ERP) software was extended from 2020 on a prospective basis based on the company’s commitment to upgrade, enhance and support its existing systems through 2028. This change in estimate resulted in a reduction of depreciation expense of $6 million and increase in net income of $4 million, or $0.01 per diluted share, for the three months ended March 31, 2018.

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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2018	2017
Basic shares	539	541
Effect of dilutive securities	12	10
Diluted shares	551	551

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 2 million and 3 million equity awards for the three months ended March 31, 2018 and 2017, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 10 for additional information regarding items impacting basic shares.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018. During the first three months of 2018, the company repurchased 7.7 million shares pursuant to one or more Rule 10b5-1 plans for $522 million in cash. The company had $2.1 billion remaining available under the authorization (as amended and after giving effect to stock repurchases) as of March 31, 2018.

6. ACQUISITIONS AND OTHER ARRANGEMENTS

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

The results of operations of Claris have been included in the company’s condensed consolidated statement of income since the date the business was acquired and were not material. Acquisition and integration costs associated with the Claris acquisition were $7 million in the three months ended March 31, 2018, and were primarily included within marketing and administrative expenses and cost of sales on the condensed consolidated statements of income.

Baxter allocated $280 million of the total consideration to acquired intangible assets. The acquired intangible assets include $140 million of developed technology with a weighted-average useful life of eight years and $140 million of in-process research and development (IPR&D) with an indefinite useful life. For the IPR&D, additional R&D will be required to assess technological feasibility.

The fair value of intangible assets was determined using the income approach. The income approach is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life, discounted to present value. The discount rates used to measure the developed technology and IPR&D intangible assets were 12% and 13%, respectively. The company considers the fair value of each of the acquired intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values. Refer to Note 10 within the 2017 Annual Report for additional information regarding fair value measurements.

The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits provided to Baxter in the injectables market, and is included primarily in the Americas segment.

In the first quarter of 2018, Baxter and Claris Lifesciences Limited settled certain claims related to the acquired operations and terminated a development agreement with Dorizoe Lifesciences Limited. As a result, Baxter received $73 million in February 2018 and was released from an accrued liability to Claris Lifesciences Limited of $7 million. The total of $80 million is reflected as a benefit in the 2018 condensed consolidated income statement.

RECOTHROM and PREVELEAK

On March 16, 2018, Baxter acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. The company concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The purchase price included an upfront payment of approximately $148 million, subject to customary post-closing adjustments, as well as new and assumed contingent payments in the future related to technology transfer milestones and net revenue royalty payments with an estimated fair value of $14 million as of the acquisition date.  As of the acquisition date, the maximum aggregate amount payable for the technology transfer and net revenue royalties was $15 million and $143 million, respectively. The fair value of the potential contingent consideration payments were estimated by applying a probability-weighted expected payment model for technology transfer payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value. The fair value measurements were based on Level 3 inputs.

The following table summarizes total consideration:

(in millions)
Cash	$148
Contingent consideration	14
Total consideration	$162

The following table summarizes the fair value of the assets acquired as of the acquisition date.

(in millions)
Assets acquired
Accounts receivable	$2
Inventory	39
Goodwill	13
Other intangible assets	108
Total assets acquired	$162

The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates. The results of operations of the acquired business have been included in the company’s condensed consolidated statement of income since the date the business was acquired and were not material. Acquisition and integration costs associated with the acquisition were insignificant in the three months ended March 31, 2018.

Baxter allocated $108 million of the total consideration to the RECOTHROM and PREVELEAK developed product rights with a weighted-average useful life of 10 years. The fair value of the intangible assets was determined using the income approach. The income approach is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset will generate over its remaining useful life, discounted to present value at a rate to reflect the internal rate of return and uncertainty in the cash flow projections. The discount rates used to measure the RECOTHROM and PREVELEAK intangible assets were 14% and 15%, respectively. The company considers the fair value of the intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values. Refer to Note 10 within the 2017 annual report for additional information regarding fair value measurements.

The goodwill, which is deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits provided to Baxter’s surgical portfolio of hemostats and sealants, and is included in the Americas segment.

Celerity Pharmaceuticals, LLC

In the first quarter of 2018, Baxter paid approximately $37 million and $35 million, respectively, to acquire the rights to Bivalirudin and Dexmedetomidine from Celerity Pharmaceuticals, LLC (Celerity). Baxter capitalized the purchase price of Bivalirudin as an intangible asset and is amortizing the asset over its estimated economic life of 12 years. The payment for Dexmedetomidine was based on tentative approval from the U.S. Food and Drug Administration (FDA) and will be amortized over its estimated economic life of 12 years. Refer to Note 5 within the 2017 Annual Report for additional information regarding the company’s agreement with Celerity.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2017	$2,474	$392	$233	$3,099
Additions	13	—	—	13
Currency translation adjustments	(4)	(1)	—	(5)
Balance as of March 31, 2018	$2,483	$391	$233	$3,107

As of March 31, 2018, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2018
Gross other intangible assets	$2,177	$435	$172	$2,784
Accumulated amortization	(1,041)	(236)	—	(1,277)
Other intangible assets, net	$1,136	$199	$172	$1,507
December 31, 2017
Gross other intangible assets	$2,002	$435	$172	$2,609
Accumulated amortization	(1,010)	(225)	—	(1,235)
Other intangible assets, net	$992	$210	$172	$1,374

Intangible asset amortization expense was $41 million and $38 million in the first quarters of 2018 and 2017, respectively.

8. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

In 2017, the company recorded a charge of $22 million related to a second field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. Remediation primarily includes inspection and repair charges as well as a temporary replacement pump in a limited number of cases. The charge includes estimated cash costs associated with remediation efforts and $7 million of this charge had been utilized as of March 31, 2018.

Business Optimization Charges

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through March 31, 2018, the company has incurred cumulative pretax costs of $614 million related to these actions. The costs consisted primarily of employee termination, implementation costs and accelerated depreciation. The company expects to incur additional pretax costs of approximately $200 million and capital expenditures of $50 million through the completion of these initiatives. The costs will primarily include employee termination costs, implementation costs, and accelerated depreciation.

During the three months ended March 31, 2018 and 2017, the company recorded the following charges related to business optimization programs.

	Three months ended
	March 31,
(in millions)	2018	2017
Restructuring charges, net	$12	$3
Costs to implement business optimization programs	25	21
Accelerated depreciation	1	5
Total business optimization charges	$38	$29

For segment reporting, business optimization charges are unallocated expenses.

During the three months ended March 31, 2018 and 2017, the company recorded the following restructuring charges.

	Three months ended
	March 31, 2018
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$1	$6	$3	$10
Asset impairments	1	1	—	2
Total restructuring charges	$2	$7	$3	$12

	Three months ended
	March 31, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$10	$6	$—	$16
Contract termination costs	—	1	—	1
Reserve adjustments	(7)	(5)	(2)	(14)
Total restructuring charges	$3	$2	$(2)	$3

Costs to implement business optimization programs for the three months ended March 31, 2018 were $25 million and consisted primarily of external consulting and transition costs as well as employee salary and related costs. These costs were included within cost of sales and marketing and administrative expense.

Costs to implement business optimization programs for the three months ended March 31, 2017, were $21 million, and consisted primarily of external consulting and employee salary related costs. These costs were included within cost of sales and marketing and administrative expense.

For the three months ended March 31, 2018 and 2017, the company recognized accelerated depreciation, primarily associated with facilities to be closed, of $1 million and $5 million, respectively. The costs were recorded within cost of sales and marketing and administrative expense.

The following table summarizes activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2017	$112
Charges	10
Utilization	(27)
CTA	(13)
Reserves as of March 31, 2018	$82

Approximately 90% of the company’s restructuring reserves as of March 31, 2018 relate to employee termination costs, with the remaining reserves attributable to contract termination costs. The reserves are expected to be substantially utilized by the end of 2018.

9. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended March 31,
(in millions)	2018	2017
Sold receivables at beginning of period	$71	$68
Proceeds from sales of receivables	62	62
Cash collections (remitted to the owners of the receivables)	(71)	(71)
Effect of currency exchange rate changes	2	2
Sold receivables at end of period	$64	$61

The impacts on the condensed consolidated statements of income relating to the sale of receivables were immaterial for each period. Refer to the 2017 Annual Report for further information regarding the company’s securitization agreements.

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

The company continues to do business with foreign governments in certain countries including Greece, Spain, Portugal and Italy that have experienced a deterioration in credit and economic conditions. As of March 31, 2018, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $137 million.

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

The notional amounts of foreign exchange contracts were $731  million and $660 million as of March 31, 2018 and December 31, 2017, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2018 and December 31, 2017. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2018 is 15 months.

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

The total notional amount of interest rate contracts designated as fair value hedges was $200 million as of March 31, 2018 and December 31, 2017.

Net Investment Hedges

In May 2017, the company issued €600 million of senior notes due May 2025. The company has designated this debt as a hedge of a portion of its net investment in its European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI. As of March 31, 2018, the company had an accumulated pre-tax unrealized translation loss in AOCI of $100 million related to the Euro-denominated senior notes.

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

There were no hedge dedesignations in the first quarters of 2018 or 2017 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first quarters of 2018 and 2017.

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

The total notional amount of undesignated derivative instruments was $845 million as of March 31, 2018 and $885 million as of December 31, 2017.

Gains and Losses on Hedging Activities

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2018 and 2017.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2018	2017	in income statement	2018	2017
Cash flow hedges
Foreign exchange contracts	$(9)	$(8)	Cost of sales	$(4)	$2
Net investment hedge	(21)	—	Other (income) expense, net	—	—
Total	$(30)	$(8)		$(4)	$2

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2018	2017
Fair value hedges
Interest rate contracts	Net interest expense	$(4)	$(1)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(17)	$—

For the company’s fair value hedges, equal and offsetting gains of $4 million and $1 million were recognized in net interest expense in the first quarter of 2018 and 2017, respectively. Ineffectiveness related to the company’s cash flow and fair value hedges for all periods presented were not material.

As of March 31, 2018, $13 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2018.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other	$11	Accounts payable and accrued liabilities	$2
Total derivative instruments designated as hedges		$11		$2
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$2
Total derivative instruments		$11		$4

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2017.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other long-term assets	$4	Other long- term liabilities	$—
Foreign exchange contracts	Prepaid expenses and other	14	Accounts payable and accrued liabilities	3
Total derivative instruments designated as hedges		$18		$3
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$1	Accounts payable and accrued liabilities	$1
Total derivative instruments		$19		$4

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

	March 31, 2018		December 31, 2017
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$11	$4	$19	$4
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(4)	(4)	(4)	(4)
Total	$7	$—	$15	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$11	$—	$11	$—
Marketable equity securities	7	7	—	—
Total assets	$18	$7	$11	$—
Liabilities
Foreign currency hedges	$4	$—	$4	$—
Contingent payments related to acquisitions	23	—	—	23
Total liabilities	$27	$—	$4	$23

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$15	$—	$15	$—
Interest rate hedges	4	—	4	—
Marketable equity securities	8	8	—	—
Total assets	$27	$8	$19	$—
Liabilities
Foreign currency hedges	$4	$—	$4	$—
Contingent payments related to acquisitions	9	—	—	9
Total liabilities	$13	$—	$4	$9

As of March 31, 2018, cash and equivalents of $2.9 billion included money market funds of approximately $0.7 billion, and as of December 31, 2017, cash and equivalents of $3.4 billion included money market funds of approximately $0.7 billion. Money market funds are considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. The change in the fair value of contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were primarily driven by new contingent liabilities recognized as a result of the RECOTHROM and PREVELEAK acquisitions of approximately $14 million in the first quarter of 2018.

Equity investments not measured at fair value and excluded from the above table are comprised of other equity investments without readily determinable fair values of $41 million at March 31, 2018 and $43 million at December 31, 2017. These amounts are included in Other assets.

The following table provides information relating to the company’s investments in marketable equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2018	$8	$—	$1	$7
December 31, 2017	$8	$—	$—	$8

In the first quarter of 2017, the company recorded an other-than-temporary impairment charge related to a marketable equity security of $4 million within other (income) expense, net.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of March 31, 2018 and December 31, 2017.

	Book values		Approximate fair values
(in millions)	2018	2017	2018	2017
Liabilities
Current maturities of long-term debt and lease obligations	$3	$3	$3	$3
Long-term debt and lease obligations	3,550	3,509	3,564	3,595

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of March 31, 2018 and December 31, 2017.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	3,564	—	3,564	—
Total liabilities	$3,567	$—	$3,567	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	3,595	—	3,595	—
Total liabilities	$3,598	$—	$3,598	$—

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

10. STOCK COMPENSATION

Stock compensation expense totaled $20 million and $18 million in the first quarter of 2018 and 2017, respectively. Approximately 80% of stock compensation expense is classified in marketing and administrative expenses with the remainder classified in cost of sales and R&D expenses. The Tax Cuts and Jobs Act of 2017 (2017 Tax Act) made several changes to the $1 million deduction limitation on top executives’ compensation including removing the exemption on performance based pay. Baxter is using the “cash first” approach to determine the deductible portion of executive compensation whereby the impact of cash compensation takes priority over stock-based compensation. Accordingly, the tax benefits recognized in respect of the equity compensation accruals for the top executives’ compensation is expected to be insignificant.

The company awarded stock compensation grants which consisted of 3.8 million stock options, 0.5 million RSUs and 0.3 million PSUs during the first quarter of 2018.

Stock Options

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted during the period, along with weighted-average grant-date fair values, were as follows.

	Three months ended March 31,
	2018	2017
Expected volatility	18%	19%
Expected life (in years)	5.5	5.5
Risk-free interest rate	2.6%	2.1%
Dividend yield	1.0%	1.0%
Fair value per stock option	$13	$10

The total intrinsic value of stock options exercised was $66 million and $50 million during the first quarters of 2018 and 2017, respectively.

As of March 31, 2018, the unrecognized compensation cost related to all unvested stock options of $93 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Restricted Stock Units

As of March 31, 2018, the unrecognized compensation cost related to all unvested RSUs of $86 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Performance Share Units

As of March 31, 2018, the unrecognized compensation cost related to all unvested and awarded PSUs of $47 million is expected to be recognized as expense over a weighted-average period of 1.8 years.

11. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2018	2017
Pension benefits
Service cost	$22	$22
Interest cost	46	45
Expected return on plan assets	(78)	(72)
Amortization of net losses and other deferred amounts	24	40
Net periodic pension benefit cost	$14	$35
OPEB
Service cost	$—	$—
Interest cost	2	2
Amortization of net loss and prior service credit	(6)	(6)
Net periodic OPEB cost	$(4)	$(4)

U.S Pension Plan Amendments

In January 2018, the company announced changes to its U.S. pension plans. The company spun off the assets and liabilities of the qualified plan attributable to current employees into a new plan and will freeze the pay and service amounts used to calculate pension benefits for active participants in the U.S. pension plans as of December 31, 2022. The assets and liabilities attributable to retired and former company employees remained with the original qualified plan. Years of additional service earned and eligible compensation received after December 31, 2022 will not be included in the determination of the benefits payable to participants. These changes resulted in a $57 million decline in the projected benefit obligation (PBO) with an offsetting adjustment against AOCI upon the effective date of the changes.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. As a result of recent changes in accounting guidance related to available-for-sale equity securities, the unrealized gains and losses associated with these assets are no longer recognized in AOCI beginning January 1, 2018.  The following table is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2018 and 2017.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2017	$(3,013)	$(981)	$(10)	$3	$(4,001)
Adoption of new accounting standard	—	—	—	(3)	(3)
Other comprehensive income before reclassifications	81	37	(8)	—	110
Amounts reclassified from AOCI (a)	—	15	3	—	18
Net other comprehensive income (loss)	81	52	(5)	—	128
Balance as of March 31, 2018	$(2,932)	$(929)	$(15)	$—	$(3,876)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2016	$(3,438)	$(1,122)	$3	$1	$(4,556)
Other comprehensive income before reclassifications	122	(2)	(6)	(1)	113
Amounts reclassified from AOCI (a)	—	23	(1)	3	25
Net other comprehensive income (loss)	122	21	(7)	2	138
Balance as of March 31, 2017	$(3,316)	$(1,101)	$(4)	$3	$(4,418)
(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2018 and 2017.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(18)	$(34)	Other (income) expense, net
	(18)	(34)	Total before tax
	3	11	Income tax expense
	$(15)	$(23)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$(4)	$2	Cost of sales
	(4)	2	Total before tax
	1	(1)	Income tax expense
	$(3)	$1	Net of tax
Available-for-sale-securities
Other-than-temporary impairment of equity securities	$—	$(4)	Other (income) expense, net
	—	(4)	Total before tax
	—	1	Income tax expense
	$—	$(3)	Net of tax
Total reclassification for the period	$(18)	$(25)	Total net of tax
(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 11.

Refer to Note 9 for additional information regarding hedging activity and Note 11 for additional information regarding the amortization of pension and other employee benefits items.

13. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 11.2% and 16.8% in the first quarters of 2018 and 2017, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended March 31, 2018 was impacted by benefits recorded relating to settlement of a 2008 through 2010 transfer pricing Competent Authority proceeding between the U.S. and Germany, the reversal of a valuation allowance in Brazil as a result of continued profit improvements, receipt of tax free income from the settlement of Claris contingent matters (as described in Note 6), and adjustments of state income tax provisional amounts related to the 2017 Tax Act toll charge. In addition, windfall benefits realized from stock option exercises and vesting of RSUs associated with the company’s stock compensation programs favorably impacted the effective tax rate by approximately three percentage points.

Partially offsetting the foregoing benefits was interest on the reserve for uncertain tax benefits (UTPs) and some miscellaneous transfer pricing UTP accruals.

14. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2018 and December 31, 2017, the company’s total recorded reserves with respect to legal matters were $37 million and $41 million, respectively, and there were no related receivables.

Baxter has established reserves for certain of the matters discussed below. The company is not able to estimate the amount or range of any loss for certain contingencies for which there is no reserve or additional loss for matters already reserved. While the liability of the company in connection with these claims cannot be estimated and the resolution thereof in any reporting period could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in the matters set forth below, litigation is inherently uncertain, excessive verdicts do occur, and the company may incur material judgments or enter into material settlements of claims.

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

Environmental

Baxter is involved as a potentially responsible party (PRP) for environmental clean-up costs at seven Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, Baxter is involved in an ongoing voluntary environmental remediation associated with historic operations at the company’s Irvine, California, United States, facility. As of March 31, 2018 and December 31, 2017, environmental reserves of approximately $20 million and $21 million, respectively, were established to address these specific estimated potential liabilities.  Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

General litigation

On July 31, 2015, Davita Healthcare Partners, Inc. filed suit against Baxter Healthcare Corporation in the District Court of the State of Colorado regarding an ongoing commercial dispute relating to the provision of peritoneal dialysis products. A bench trial concluded in third quarter 2016. On February 16, 2018, the parties entered into a settlement agreement providing for a full and final release of all claims and damages that were or could have been asserted in the commercial dispute in connection with their entry into a new peritoneal dialysis products supply agreement. The court granted an order to dismiss the litigation on February 21, 2018.

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

Other

In December 2016, the company received a civil investigative demand from the Commercial Litigation Branch of the United States Department of Justice (DOJ) primarily relating to contingent discount arrangements for, and other promotion of, the company’s TISSEEL and ARTISS products. In April 2018, the DOJ filed a notice of its decision not to intervene and an underlying qui tam complaint (U.S. ex rel. Andrew Capp v. Baxter) was unsealed in the United States District Court for the District of Columbia. The qui tam complaint relates to contingent discount arrangements for, and other promotion of, the company’s TISSEEL, ARTISS and VERITAS products.

15 SEGMENT INFORMATION

In 2017, Baxter announced a change in its commercial structure to improve performance, optimize costs, increase speed in the decision-making process and drive improved accountability across the company. As a result, the company now reports its financial performance based on its new segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Segment results for the first quarter of 2017 have been recast to conform to the current year presentation.

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

Financial information for the company’s segments is as follows.

	Three months ended
	March 31,
(in millions)	2018	2017
Net sales
Americas	$1,442	$1,373
EMEA	724	631
APAC	511	471
Total net sales	$2,677	$2,475
Operating Income
Americas	$566	$533
EMEA	151	127
APAC	117	116
Total segment operating income	$834	$776

The following is a reconciliation of segment operating income to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended
	March 31,
(in millions)	2018	2017
Total segment operating income	$834	$776
Corporate and other	(402)	(423)
Total operating income	432	353
Net interest expense	12	14
Other (income) expense, net	(18)	11
Income from continuing operations before income taxes	$438	$328

Net Sales by GBU

The following table represents net sales by GBU.

	Three months ended
	March 31,
(in millions)	2018	2017
Renal Care [1]	$868	$789
Medication Delivery [2]	676	664
Pharmaceuticals [3]	496	427
Nutrition [4]	223	212
Advanced Surgery [5]	182	168
Acute Therapies [6]	129	106
Other [7]	103	109
Total Baxter	$2,677	$2,475

1	Renal Care includes sales of the company’s peritoneal dialysis (PD) and hemodialysis (HD) and additional dialysis therapies and services.
2	Medication Delivery includes sales of the company’s IV therapies, infusion pumps, administration sets and drug reconstitution devices.
3	Pharmaceuticals includes sales of the company’s premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
4	Nutrition includes sales of the company’s parenteral nutrition (PN) therapies.
5	Advanced Surgery includes sales of the company’s biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
6	Acute Therapies includes sales of the company’s continuous renal replacement therapies (CRRT) and other organ support therapies focused in the ICU.
7	Other includes sales primarily from the company’s pharmaceutical partnering business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three months ended March 31, 2018.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three months ended March 31, 2018 totaled $389 million, or $0.71 per diluted share, compared to $273 million, or $0.50 per diluted share, for the three months ended March 31, 2017. Income from continuing operations for the three months ended March 31, 2018 included special items which increased income from continuing operations by $1 million, or $0.01 per diluted share, as further discussed below. Income from continuing operations for the three months ended March 31, 2017 included special items which reduced income from continuing operations by $45 million, or $0.08 per diluted share.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(in millions)	2018	2017
Gross Margin
Intangible asset amortization expense	$(41)	$(38)
Business optimization items [1]	(6)	(16)
Claris acquisition and integration expenses [4]	(3)
Litigation [6]	(8)
Total Special Items	$(58)	$(54)
Impact on Gross Margin Ratio	(2.2 pts)	(2.2 pts)
Marketing and Administrative Expenses
Business optimization items [1]	$29	$15
Separation-related costs [2]	—	7
Claris acquisition and integration expenses [4]	4	—
Historical reserve adjustments [3]	—	(12)
Litigation [6]	2	—
Total Special Items	$35	$10
Impact on Marketing and Administrative Expense Ratio	1.3 pts	0.4 pts
Research and Development Expenses
Business optimization items [1]	$3	$(2)
Total Special Items	$3	$(2)
Claris Settlement
Claris settlement [5]	(80)	—
Total Special Items	$(80)	$—
Income Tax Expense
Impact of special items [7]	$(17)	$(17)
Total Special Items	$(17)	$(17)
Impact on Effective Tax Rate	3.3 pts	1.7 pts

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

[1]

The company’s results in 2018 included a charge of $38 million related to business optimization initiatives. This included a charge of $12 million related to restructuring activities, $25 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $1 million of accelerated depreciation associated with facilities to be closed. The $12 million of restructuring included $10 million of employee termination costs and $2 million related to asset impairments.

The company's results in 2017 included a charge of $29 million related to business optimization initiatives. This included a net charge of $3 million related to restructuring activities, $21 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $5 million of accelerated depreciation associated with facilities to be closed. The $3 million of net restructuring included net $2 million of employee termination costs and $1 million related to contract termination costs.

[2]	The company's results in 2017 included costs incurred related to the Baxalta separation totaling $7 million.
[3]	The company's results in the first quarter of 2017 included a benefit of $12 million related to an adjustment to the company's historical rebates and discounts reserve.
[4]	The company’s results in the first quarter of 2018 include acquisition and integration costs of $7 million related to the company’s acquisition of Claris Injectables Limited (Claris).
[5]	The company’s results in the first quarter of 2018 includes a benefit of $80 million for the February 2018 settlement of certain claims related to the acquired operations of Claris.
[6]	The company’s results in 2018 included a charge of $10 million related to product litigation.
[7]

Reflected in this item is the tax impact of the special items identified in this table as well as a 2018 benefit of $8 million related to an update to the estimated impact of U.S. federal tax reform previously made by the company. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.

NET SALES

	Three months ended
	March 31,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Claris
United States	$1,147	$1,103	4%	4%	(1)%	3%
International	1,530	1,372	12%	4%	0%	1%
Total net sales	$2,677	$2,475	8%	4%	0%	1%

Foreign currency favorably impacted net sales by four percentage points in the first quarter of 2018 compared to the prior period principally due to the weakening of the U.S. dollar relative to the Euro, British Pound and Chinese Yuan.

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

The company is presenting the impact of generic competition for U.S. cyclophosphamide to enhance comparability between periods and better identify operating trends.

On July 27, 2017, Baxter completed the acquisition of Claris, a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of $629 million, net of cash acquired. In the three months ended March 31, 2018, consolidated Baxter results include $36 million of net sales related to the Claris acquisition.

On March 19, 2018, Baxter acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. The purchase price includes an upfront payment of approximately $148 million and potential contingent payments in the future.  In the three months ended March 31, 2018, net sales of RECOTHROM and PREVELEAK were insignificant.

In September 2017, the company’s three Puerto Rico manufacturing facilities sustained minimal structural damage from the impact of Hurricane Maria. Notwithstanding intermittent and continuing challenges with local infrastructure, limited production activities resumed soon thereafter and the company is currently back to pre-hurricane production levels at these facilities. Given the disruptions to the company’s manufacturing facilities as a result of the storm, the company’s net sales in the first quarter of 2018 were negatively impacted by approximately $25 million.

Global Business Unit Net Sales Reporting

The company’s global business units (GBUs) include the following:

•	Renal Care includes sales of the company’s peritoneal dialysis (PD) and hemodialysis (HD) and additional dialysis therapies and services.
•	Medication Delivery includes sales of the company’s IV therapies, infusion pumps, administration sets and drug reconstitution devices.
•	Pharmaceuticals includes sales of the company’s premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
•	Nutrition includes sales of the company’s parenteral nutrition (PN) therapies.
•	Advanced Surgery includes sales of the company’s biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
•	Acute Therapies includes sales of the company’s continuous renal replacement therapies (CRRT) and other organ support therapies focused in the ICU.
•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by GBU.

	Three months ended March 31,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Claris
Renal Care	$868	$789	10%	4%	0%	0%
Medication Delivery	676	664	2%	0%	0%	0%
Pharmaceuticals	496	427	16%	13%	(2)%	9%
Nutrition	223	212	5%	0%	0%	0%
Advanced Surgery	182	168	8%	4%	0%	0%
Acute Therapies	129	106	22%	14%	0%	0%
Other	103	109	(6)%	(12)%	0%	0%
Total Baxter	$2,677	$2,475	8%	4%	0%	1%

Renal Care net sales increased 10% in 2018. Excluding the impact of foreign currency, net sales increased 4% in 2018 driven by global growth in both the PD and HD businesses.

Medication Delivery net sales increased 2% in 2018. Excluding the impact of foreign currency, net sales were flat.  Net sales benefitted from continued strength for U.S. large-volume IV solutions. Offsetting the increase in the first quarter of 2018 were lower sales internationally and an approximate $12 million reduction in U.S. sales due to the impact of Hurricane Maria.

Pharmaceuticals net sales increased 16% in 2018. Excluding the impact of foreign currency, net sales increased 13%. The increase in 2018 was a result of strength in the company’s U.S. injectables business, which benefited from increased sales of BREVIBLOC due to competitive supply constraints. Strength in the company’s international hospital pharmacy compounding business also contributed to growth in the quarter. Partially offsetting the increase was a reduction in net sales for TransDerm Scop due to a temporary supply disruption for an alternative product in the prior year and an approximate $8 million reduction in U.S. sales due to the impact of Hurricane Maria. The acquisition of Claris in 2017 also contributed $36 million of net sales in 2018 while sales of U.S. cyclophosphamide decreased from $47 million in 2017 to $42 million in 2018.

Nutrition net sales increased 5% in 2018. Excluding the impact of foreign currency, net sales were flat to 2017. Results were driven by improved volumes internationally for the company’s nutritional therapies offset by an approximate $5 million reduction in U.S. sales due to the impact of Hurricane Maria.

Advanced Surgery net sales increased 8% in 2018. Excluding the impact of foreign currency, net sales increased 4% primarily driven by improved sales for the company’s core hemostats and sealants.

Acute Therapies net sales increased 22% in 2018. Excluding the impact of foreign currency, net sales increased 14% due to higher demand for the company’s CRRT systems and a benefit from an intense flu season, which contributed approximately seven points of growth in the quarter.

Other net sales decreased 6% 2018. Excluding the impact of foreign currency, net sales decreased 12% due to the timing of certain items compared to the prior-year period.

Gross Margin and Expense Ratios

	Three months ended
	March 31,
(as a percentage of net sales)	2018	2017	Change
Gross margin	41.6%	42.2%	(0.6 pts)
Marketing and administrative expenses	23.2%	22.8%	0.4 pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 2.2 percentage points on the gross margin ratio in the first quarters of 2018 and 2017, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio decreased from the prior year as operational expansion was offset by the negative impact of foreign exchange rates, the impact of lost sales due to Hurricane Maria and incremental supply chain costs the company absorbed during the first quarter of 2018.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 1.3 and 0.4 percentage points on the marketing and administrative expense ratio in the first quarters of 2018 and 2017, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in the first quarter of 2018 declined due to the actions taken by the company to rebase its cost structure and focus on expense management. These savings were partially offset by decreased benefits to the marketing and administrative expenses ratio from lower transition service income, as the agreement with Baxalta for these services continues to wind down, and increased freight expenses as the company works to ensure adequate product availability to meet customer needs.

Research and Development

	Three months ended March 31,		Percent
(in millions)	2018	2017	change
Research and development expenses	$140	$127	10%
As a percentage of net sales	5.2%	5.1%

The special items identified above had an unfavorable impact of approximately $3 million in the first quarter 2018. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, research and development expenses increased in the first quarter of 2018 as a result of foreign exchange rates. Expenses in the quarter were also impacted by the timing of certain project-related expenditures, which are expected to increase in the second quarter of 2018.

Business Optimization Items

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through March 31, 2018, the company has incurred pretax costs of $614 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $200 million and capital expenditures of $50 million related to these initiatives by the end of 2018. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. These actions in the aggregate are expected to provide future annual pretax savings of approximately $975 million. The savings from these actions will impact cost of sales, marketing and administrative expenses, and research and development expenses. Approximately 90 percent of the expected annual pretax savings are expected to be realized by the end of 2018, with the remainder by the end of 2020.

Refer to Note 8 in Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $12 million and $14 million in the first quarters of 2018 and 2017, respectively. The decrease in the first quarter of 2018 was primarily driven by higher interest income earned in the quarter as a result of higher average cash and equivalents balances and favorable interest rates.

Other (Income) Expense, Net

Other (income) expense, net was income of $18 million and expense of $11 million in the first quarters of 2018 and 2017, respectively. The change was a result of a net pension benefit of $12 million in the current year as compared to a net pension expense of $9 million in the prior year. The benefit in the current year was primarily driven by reduced amortization expense as a result of the changes in the company’s U.S. pension plans that were announced in January 2018. Refer to Note 11 within Item 1 for additional information regarding the U.S. pension changes.

Income Taxes

The company’s effective income tax rate for continuing operations was 11.2% and 16.8% in the first quarter of 2018 and 2017, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended March 31, 2018 decreased from the three months ended March 31, 2017, due, in part, to benefits recorded during the three months ended March 31, 2018 relating to settlement of a 2008 through 2010 transfer pricing Competent Authority proceeding between the U.S. and Germany, the reversal of a valuation allowance in Brazil as a result of continued profit improvements, receipt of tax free income from the settlement of Claris contingent matters, and adjustments of state income tax provisional amounts related to the 2017 Tax Act toll charge. Partially offsetting the foregoing benefits was interest on the reserve for uncertain tax benefits (UTPs) and some miscellaneous transfer pricing UTP accruals.   In addition, windfall benefits realized from stock option exercises and vesting of RSUs associated with the company’s stock compensation programs had a lower favorable impact on the effective tax rate in 2018 compared to 2017.

The 2017 Tax Act lowered the U.S. Federal rate from 35% to 21% and generally exempts foreign income from U.S. taxation. The benefit from the reduction of the U.S. Federal rate on U.S. income and the ability to repatriate foreign earnings exempt from U.S. Federal tax was almost wholly offset by additional tax charges related to the 2017 Tax Act. These charges included the disallowance of salary deductions in excess of $1 million for certain highly paid executives, including stock compensation, as well as lost tax benefits from the allocations of certain U.S. expenses to exempt foreign income. At this time, the company’s first quarter 2018 provision does not include any tax charge related to either the Global Intangible Low Taxed Income (GILTI) and Base Erosion Anti-Abuse Tax (BEAT) provisions as the company does not believe that it is subject to either.

Other than the foregoing state tax toll charge adjustment, the company continues to refine its 2017 Tax Act provisional amounts; additionally, the company continues to evaluate the potential impact of the 2017 Tax Act’s GILTI and BEAT provisions including any related tax accounting elections. The company expects to complete its provisional accounting within the one-year measurement period.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $389 million and $273 million for the three months ended March 31, 2018 and 2017, respectively. Income from continuing operations per diluted share was $0.71 and $0.50 for the three months ended March 31, 2018 and 2017, respectively. The significant factors and events contributing to the changes are discussed above.

Loss from Discontinued Operations

Discontinued operations were insignificant for both periods presented. Refer to Note 3 within Item 1 for additional information regarding the separation of Baxalta.

Segment Results

The company uses operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of the company’s segments. The following is a summary of significant factors impacting the segments’ financial results.

	Net sales		Operating income
	Three months ended		Three months ended
	March 31,		March 31,
(in millions)	2018	2017	2018	2017
Americas	$1,442	$1,373	$566	$533
EMEA	724	631	151	127
APAC	511	471	117	116
Corporate and other	—	—	(402)	(423)
Total	$2,677	$2,475	$432	$353

Americas

Segment operating income was $566 million and $533 million in the first quarter of 2018 and 2017, respectively. The increase in 2018 was primarily driven by increased net sales and gross margin as a result of the Claris acquisition and higher sales of BREVIBLOC due to its use a substitute product during a market shortage. Also driving performance during the quarter was improved volumes for U.S. IV solutions offset by the impact of Hurricane Maria.

EMEA

Segment operating income was $151 million and $127 million in the first quarter of 2018 and 2017, respectively. The increase in 2018 was primarily driven by higher net sales, primarily in Western Europe, and improved margins primarily as a result of product mix.

APAC

Segment operating income was $117 million and $116 million in the first quarter of 2018 and 2017, respectively. Results in 2018 were primarily driven by higher sales, primarily from China and Australia, offset by lower margins due to product mix.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flows for the three month periods ended March 31, 2018 and 2017.

	Three months ended
	March 31,
(in millions)	2018	2017
Cash flows from operations – continuing operations	$447	$206
Cash flows from investing activities – continuing operations	(374)	(117)
Cash flows from financing activities	(545)	(37)

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations increased during the first quarter of 2018 as compared to the prior year period. The increase was driven by the factors discussed below.

Net Income

Net income, as adjusted for certain non-cash items, such as depreciation and amortization, net periodic pension benefit and OPEB costs, stock compensation, deferred income taxes and other items increased in the three months ended March 31, 2018 compared to 2017.

Accounts Receivable

Changes in accounts receivable had a lower positive impact on cash flows in the first quarter of 2018 as compared to the prior year. Days sales outstanding increased to 54.4 days in the current year as compared to 52.4 days in the prior year.

Inventories

Changes in inventories had a larger negative impact on cash flows in the first quarter of 2018 as compared to the prior year. The following is a summary of inventories as of March 31, 2018 and December 31, 2017, as well as annualized inventory turns for the first three months of 2018 and 2017.

	Inventories		Annualized inventory turns for the three
	March 31,	December 31,	months ended March 31,
(in millions, except inventory turn data)	2018	2017	2018	2017
Total company	$1,581	$1,475	3.8	3.7

Other

The changes in accounts payable and accrued liabilities were a $103 million outflow in the first quarter of 2018 compared to a $262 million outflow in the first quarter of 2017. The changes were primarily driven by the timing of supplier payments. Days payable outstanding increased to 57.8 days in the first quarter of 2018 compared to 48.6 days in the prior year.

Payments related to the execution of the company’s business optimization initiatives decreased from $43 million in the first quarter of 2017 to $27 million in the first quarter of 2018. Refer to Note 8 within Item 1 for further information regarding the company’s business optimization initiatives.

Changes in other balance sheet items include outflows of $33 million and $62 million in the first quarters of 2018 and 2017, respectively. The change was primarily driven by a pension contribution in the first quarter of 2017.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $155 million and $123 million in the first three months of 2018 and 2017, respectively. The company’s capital expenditures in 2018 were driven by targeted investments in projects to support production of PD and IV solutions.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $219 million in the first three months of 2018 were primarily driven by the $148 million acquisition of RECOTHROM and PREVELEAK from Mallinckrodt and the acquisition of two products from Celerity for $72 million. Cash outflows relating to acquisitions and investments were not significant in the first quarter of 2017.

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities in the first quarters of 2018 and 2017 were not significant.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

There were no cash flows related to debt and other financing obligations for the first quarters of 2018 and 2017, respectively.

Other Financing Activities

Cash dividend payments totaled $87 million and $70 million in the first quarters of 2018 and 2017, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate from $0.13 to $0.16 per share for quarterly dividends declared beginning in May 2017.

Proceeds from stock issued under employee benefit plans decreased from $111 million in the first quarter of 2017 to $82 million in the first quarter of 2018, primarily due to decreased option exercises in the first quarter of 2018.

As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016 and an additional $1.5 billion in February 2018. The company paid $522 million in cash to repurchase approximately 7.7 million shares under this authority pursuant to Rule 10b5-1 plans in the first quarter of 2018 and had $2.1 billion remaining available under this authorization (as amended and after giving effect to stock repurchases) as of March 31, 2018.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of March 31, 2018, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. As of March 31, 2018, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.9 billion of cash and equivalents as of March 31, 2018, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of March 31, 2018, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $137 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at March 31, 2018 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	A-	Baa1
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

In the first quarter of 2018, Moody’s upgraded Baxter’s senior unsecured debt ratings from Baa2 to Baa1, and Fitch upgraded Baxter’s senior unsecured debt ratings from BBB+ to A-.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2017 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2017 Annual Report. Excluding the paragraph below, there have been no significant changes in the company’s application of its critical accounting policies during the first quarter of 2018.

Revenue Recognition

The company’s revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for reserves related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period.

The company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment.

The company does not expect the new standard related to revenue recognition to have a material impact on its condensed consolidated financial statements as compared to historical revenue recognition guidelines. Refer to Notes 1 and 2 within Item 1 for further information.

LEGAL CONTINGENCIES

Refer to Note 14 within Item 1 for a discussion of the company’s legal contingencies. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established liabilities. While the liability of the company in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India on July 27, 2017, immediately prior to the closing of the Claris acquisition. FDA completed the inspection on August 4, 2017, at which time FDA issued a related Form-483 (Claris 483). The Claris 483 includes a number of observations across a variety of areas. The company submitted its timely response to the Claris 483 and is implementing corrective and preventive actions, which have included product recalls that are financially immaterial to the company, to address FDA’s observations and other items identified in connection with integrating Claris into the company’s quality systems.

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities. The company attended Regulatory Meetings with the FDA regarding one or both of these facilities in October 2014, November 2015, July 2017 and April 2018. The Warning Letter addresses observations related to Current Good Manufacturing Practice violations at the two facilities.

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated with the separation of the company’s biopharmaceuticals and medical products businesses (including the 2016 disposition of the company’s formerly retained shares in Baxalta (Retained Shares)), the impact of competition, future sales growth, business development activities (including the recent acquisitions of Claris Injectables and two surgical products from Mallinckrodt plc) and Hurricane Maria related production disruptions, business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of the company’s experience and perception of historical trends, current conditions, and expected future developments as well as other factors that the company believes are appropriate in the circumstances. While these statements represent the company’s current judgment on what the future may hold, and the company believes these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	failure to achieve our long-term financial improvement goals;
•	demand for and market acceptance risks for and competitive pressures related to new and existing products, and the impact of those products on quality and patient safety concerns;
•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;
•	the continuity, availability and pricing of acceptable raw materials and component supply, and therefore the continuity of our manufacturing and distribution;
•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties (including as a result of natural disaster or otherwise);
•	breaches or failures of the company’s information technology systems, including by cyberattack;
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
•

future actions of third parties, including third-party payers,  the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business, including new or amended laws, rules and regulations (such as the European Union’s General Data Protection Regulation effective May 2018 for example);

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
•

the impact of any future tax liability with respect to the separation and distribution, including with respect to transactions with Baxalta regarding its separation and distribution and the Retained Shares;

•	any failure by Baxalta or Shire to satisfy its obligation under the separation agreements, including the tax matters agreement, or that certain letter agreement entered into with Shire and Baxalta;
•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in countries in which the company operates;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (whether with respect to current or future tax reform), including income earned outside the United States;
•	actions by tax authorities in connection with ongoing tax audits;
•	loss of key employees or inability to identify and recruit new employees;
•	the outcome of pending or future litigation;
•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and
•

other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2017, all of which are available on the company’s website.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2018 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2018, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $5 million with respect to those contracts would decrease by $24 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at March 31, 2018 by replacing the actual exchange rates at  March 31, 2018 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2017 Annual Report. There were no significant changes during the quarter ended March 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2018. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the first quarter, the Company completed the implementation of a new human resources and payroll system. This is part of a continuing business transformation project within the finance, human resources, purchasing and information technology functions which will further centralize and standardize business processes and systems across the company. The company is transitioning some processes to its shared services centers while others are moving to outsourced providers. This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting.

With the exception of the above, there have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 and 2017 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.:

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of March 31, 2018, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three month periods ended March 31, 2018 and March 31, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017 and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in equity for the year then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

May 9, 2018

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 14 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended March 31, 2018.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
January 1, 2018 through January 31, 2018	2,507,397	$68.72	2,507,397
February 1, 2018 through February 28, 2018	2,875,200	$66.60	2,875,200
March 1, 2018 through March 31, 2018	2,362,000	$66.99	2,362,000
Total	7,744,597	$67.41	7,744,597	$2,097,162,178

(1)

In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The board of directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018. During the first quarter of 2018, the company repurchased 7.7 million shares pursuant to Rule 10b5-1 plans for $522 million under this program. $2.1 billion remained available under this program (as amended and after giving effect to stock repurchases) as of March 31, 2018. This program does not have an expiration date.

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 9, 2018	By:	/s/ James K. Saccaro
James K. Saccaro
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)