Form 10-Q
period 2018-06-30
BAXTER INTERNATIONAL INC
filed 2018-08-06
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 31, 2018 was 534,266,043 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$2,842	$2,605	$5,519	$5,080
Cost of sales	1,603	1,473	3,166	2,904
Gross margin	1,239	1,132	2,353	2,176
Marketing and administrative expenses	681	630	1,303	1,194
Research and development expenses	174	155	314	282
Claris settlement	—	—	(80)	—
Operating income	384	347	816	700
Net interest expense	11	13	23	27
Other (income) expense, net	(31)	28	(49)	39
Income from continuing operations before income taxes	404	306	842	634
Income tax expense	61	42	110	97
Income from continuing operations	343	264	732	537
Income from discontinued operations, net of tax	—	1	—	—
Net income	$343	$265	$732	$537
Income from continuing operations per common share
Basic	$0.64	$0.49	$1.36	$0.99
Diluted	$0.63	$0.48	$1.33	$0.97
Income from discontinued operations per common share
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income per common share
Basic	$0.64	$0.49	$1.36	$0.99
Diluted	$0.63	$0.48	$1.33	$0.97
Weighted-average number of common shares outstanding
Basic	535	544	537	542
Diluted	547	555	549	553
Cash dividends declared per common share	$0.190	$0.160	$0.350	$0.290

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$343	$265	$732	$537
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($24) and $28 for the three months ended June 30, 2018 and 2017, respectively, and ($31) and $48 for the six months ended June 30, 2018 and 2017, respectively	(363)	227	(282)	349
Pension and other employee benefits, net of tax expense of $4 and $10 for the three months ended June 30, 2018 and 2017, respectively, and $17 and $20 for the six months ended June 30, 2018 and 2017, respectively	29	17	81	38
Hedging activities, net of tax expense (benefit) of $2 and ($1) for the three months ended June 30, 2018 and 2017, respectively, and $3 and ($5) for the six months ended June 30, 2018 and 2017, respectively	11	(3)	6	(10)
Available-for-sale securities, net of tax expense of zero and $1 for the three and six months ended June 30, 2018 and 2017, respectively	—	1	—	3
Total other comprehensive (loss) income, net of tax	(323)	242	(195)	380
Comprehensive income	$20	$507	$537	$917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		June 30,	December 31,
		2018	2017
Current assets	Cash and equivalents	$2,857	$3,394
	Accounts and other current receivables, net	1,783	1,793
	Inventories	1,622	1,475
	Prepaid expenses and other	628	601
	Total current assets	6,890	7,263
Property, plant and equipment, net		4,531	4,588
Other assets	Goodwill	2,984	3,099
	Other intangible assets, net	1,427	1,374
	Other	746	787
	Total other assets	5,157	5,260
Total assets		$16,578	$17,111
Current liabilities	Current maturities of long-term debt and lease obligations	$3	$3
	Accounts payable and accrued liabilities	2,524	2,733
	Current income taxes payable	102	85
	Total current liabilities	2,629	2,821
Long-term debt and lease obligations		3,495	3,509
Other long-term liabilities		1,585	1,665
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2018 and 2017	683	683
	Common stock in treasury, at cost, 148,485,202 shares in 2018 and 142,017,600 shares in 2017	(8,485)	(7,981)
	Additional contributed capital	5,916	5,940
	Retained earnings	14,966	14,483
	Accumulated other comprehensive (loss) income	(4,199)	(4,001)
	Total Baxter shareholders’ equity	8,881	9,124
	Noncontrolling interests	(12)	(8)
	Total equity	8,869	9,116
Total liabilities and equity		$16,578	$17,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Six months ended
		June 30,
		2018	2017
Cash flows from operations	Net income	$732	$537
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Depreciation and amortization	387	378
	Deferred income taxes	(51)	(20)
	Stock compensation	54	46
	Net periodic pension benefit and OPEB costs	21	62
	Other	40	45
	Changes in balance sheet items
	Accounts and other current receivables, net	43	43
	Inventories	(134)	(38)
	Accounts payable and accrued liabilities	(109)	(112)
	Business optimization items	(47)	(79)
	Other	(84)	(95)
	Cash flows from operations – continuing operations	852	767
	Cash flows from operations – discontinued operations	—	(49)
	Cash flows from operations	852	718
Cash flows from investing activities	Capital expenditures	(311)	(279)
	Acquisitions and investments, net of cash acquired	(228)	(36)
	Divestitures and other investing activities, net	—	2
	Cash flows from investing activities	(539)	(313)
Cash flows from financing activities	Issuance of debt	—	633
	Payments of obligations	(1)	—
	Cash dividends on common stock	(173)	(141)
	Proceeds from stock issued under employee benefit plans	170	200
	Purchases of treasury stock	(781)	(95)
	Other	(23)	(31)
	Cash flows from financing activities	(808)	566
Effect of foreign exchange rate changes on cash and equivalents		(42)	45
(Decrease) increase in cash and equivalents		(537)	1,016
Cash and equivalents at beginning of period		3,394	2,801
Cash and equivalents at end of period		$2,857	$3,817

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

Accounting for Venezuelan Operations

Effective as of the end of the second quarter of 2017, the company no longer met the accounting criteria for control over its business in Venezuela and therefore deconsolidated its Venezuelan operations.  As a result of deconsolidating the Venezuelan operations, the company recorded a pre-tax charge of $33 million in other (income) expense, net in the second quarter of 2017.

New accounting standards

Recently adopted accounting pronouncements

As of January 1, 2018, the company adopted Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest costs, expected return on assets, amortization of prior service cost/credit and actuarial gains/losses, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. This guidance impacted the presentation of the company’s consolidated statements of income with no significant impact on net income. The company elected to apply the practical expedient which allows it to reclassify amounts disclosed previously in the retirement and other benefits footnote as the basis for applying retrospective presentation for prior comparative periods. The retrospective impact of adoption for the three and six months ended June 30, 2017 is shown in the following table.

	Three months ended June 30, 2017			Six months ended June 30, 2017
	As Previously Reported	Reclassification	As Reclassified	As Previously Reported	Reclassification	As Reclassified

Cost of sales	$1,475	$(2)	$1,473	$2,908	$(4)	$2,904
Gross margin	1,130	2	1,132	2,172	4	2,176
Marketing and administrative expenses	635	(5)	630	1,205	(11)	1,194
Research and development expenses	156	(1)	155	284	(2)	282
Operating income	339	8	347	683	17	700
Other (income) expense, net	20	8	28	22	17	39

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

Recently issued accounting standards not yet adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease. This update will establish a lease asset and lease liability by lessees for those leases classified as operating under current GAAP. Leases will be classified as either operating or finance under the new guidance. Operating leases will result in straight-line expense in the income statement, similar to current operating leases, and finance leases will result in more expense being recognized in the earlier years of the lease term, similar to current capital leases. This ASU is effective for the company beginning January 1, 2019. In July 2018, the FASB issued an update to the leasing guidance to allow an additional transition option which would allow companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented.  The company is in the process of implementing processes and tools to assist in cataloging and analyzing the company’s lease contracts. Additionally, the company is evaluating internal controls that may be impacted by ASU No. 2016-02. The company expects that the majority of lessee leases currently classified as operating will continue to be classified as such and that currently classified capital leases will be classified as finance leases. The company expects the adoption to materially increase assets and liabilities on the balance sheet.

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

On June 30, 2018, the company had $7.4 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more which are primarily included in the Americas segment. Some contracts in the United States included in this amount may contain index-dependent price increases, which are not known at this time. The company expects to recognize approximately 10% of this amount as revenue in 2018, 20% each in 2019, 2020, and 2021, and the remaining balance thereafter.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet. Net trade accounts receivable at June 30, 2018 and January 1, 2018 were $1.7 billion, respectively. Generally, for certain contract manufacturing and software arrangements, billing occurs subsequent to revenue recognition, resulting in contract assets. These assets are reported on the condensed consolidated balance sheet on an individual basis at the end of each reporting period. The contract asset balances at June 30, 2018 and January 1, 2018 were $79 million and $73 million, respectively.  The contract assets as of June 30, 2018 are presented within accounts and other current receivables, net ($50 million) and other ($29 million) on the condensed consolidated balance sheet.  The increase from January 1, 2018 to June 30, 2018 was due primarily to revenue recognition on contract manufacturing programs for which the company is not yet able to bill the customer, partially offset by the billing of contract assets recognized upon the adoption of Topic 606. The company had no contract liabilities as of June 30, 2018 and January 1, 2018, respectively.

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

The company adopted ASC 606 using the modified retrospective method. The impact to net sales as a result of the adoption was an increase of $9 million and $4 million, respectively, for the three and six months ended June 30, 2018.  The impact to cost of goods sold was an increase of $5 million and $4 million, respectively, for the three and six months ended June 30, 2018.

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

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries are providing to each other, on an interim, transitional basis, various services. Services being provided by Baxter include, among others, finance, information technology, human resources, quality supply chain and certain other administrative services. The services generally commenced on the Distribution date and are expected to terminate within 36 months of the Distribution date (July 2018). Billings by Baxter under the TSA are recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the three and six months ended June 30, 2018, the company recognized approximately $2 million and $9 million, respectively, as a reduction to marketing and administrative expenses related to the TSA. In the three and six months ended June 30, 2017, the company recognized approximately $16 million and $36 million, respectively, as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In the three and six months ended June 30, 2018, Baxter recognized approximately $7 million and $13 million in sales to Baxalta. In the three and six months ended June 30, 2017, Baxter recognized approximately $6 million and $12 million, respectively, in sales to Baxalta. In addition, in the three and six months ended June 30, 2018, Baxter recognized $36 million and $73 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. In the three and six months ended June 30, 2017, Baxter recognized $50 million and $98 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash outflows of $49 million were reported in cash flows from operations — discontinued operations for the six-month period ending June 30, 2017. These related to non-assignable tenders whereby Baxter was the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled post local separation on Baxalta’s behalf.

4. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Interest expense, net of capitalized interest	$24	$21	$46	$40
Interest income	(13)	(8)	(23)	(13)
Net interest expense	$11	$13	$23	$27

Other (income) expense, net

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Foreign exchange	$(18)	$(15)	$(33)	$(15)
Venezuela deconsolidation	-	33	-	33
Pension and other postemployment benefit plans	(14)	8	(26)	17
All other	1	2	10	4
Other (income) expense, net	$(31)	$28	$(49)	$39

Inventories

	June 30,	December 31,
(in millions)	2018	2017
Raw materials	$371	$347
Work in process	179	116
Finished goods	1,072	1,012
Inventories	$1,622	$1,475

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2018	2017
Property, plant and equipment, at cost	$10,233	$10,148
Accumulated depreciation	(5,702)	(5,560)
Property, plant and equipment, net	$4,531	$4,588

In the first quarter of 2018, the estimated useful life of the company’s enterprise resource planning (ERP) software was extended from 2020 on a prospective basis based on the company’s commitment to upgrade, enhance and support its existing systems through 2028. This change in estimate resulted in a reduction of depreciation expense of $6 million and increase in net income of $5 million, or $0.01 per diluted share, for the three months ended June 30, 2018 and a reduction of depreciation expense of $12 million and increase in net income of $9 million, or $0.02 per diluted share, for the six months ended June 30, 2018.

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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Basic shares	535	544	537	542
Effect of dilutive securities	12	11	12	11
Diluted shares	547	555	549	553

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 4 million and 3 million equity awards for the three and six months ended June 30, 2018, respectively, and 6 million and 4 million equity awards for the three and six months ended June 30, 2017, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018. During the first half of 2018, the company repurchased 11.5 million shares pursuant to one or more Rule 10b5-1 plans for $781 million in cash. During the first half of 2017, the company repurchased 1.8 million shares for $95 million in cash. The company had $1.8 billion remaining available under the authorization (as amended and after giving effect to stock repurchases) as of June 30, 2018.

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

The results of operations of Claris have been included in the company’s condensed consolidated statement of income since the date the business was acquired. The Claris acquisition contributed $33 million and $69 million, respectively, of net sales for the three and six months ended June 30, 2018. Acquisition and integration costs associated with the Claris acquisition were $7 million and $14 million, respectively for the three and six months ended June 30, 2018, and were primarily included within marketing and administrative expenses and cost of sales on the condensed consolidated statements of income.

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

In the first quarter of 2018, Baxter and Claris Lifesciences Limited settled certain claims related to the acquired operations and terminated a development agreement with Dorizoe Lifesciences Limited. As a result, Baxter received $73 million in February 2018 and was released from an accrued liability to Claris Lifesciences Limited of $7 million. The total of $80 million is reflected as a benefit in the 2018 condensed consolidated statements of income.

RECOTHROM and PREVELEAK

On March 16, 2018, Baxter acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. The company concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The purchase price included an upfront payment of approximately $148 million in the first quarter of 2018.  In the second quarter of 2018, the company adjusted the preliminary purchase price for an estimated $12 million post-closing payment that is expected to be paid in the third quarter of 2018. The measurement period adjustments recorded as a result of the estimated post-closing payment included a $22 million increase to inventory, a $6 million reduction in other intangible assets and a $12 million increase in the total consideration transferred.  These adjustments resulted in a $4 million decrease in goodwill. The measurement period adjustments did not have a material impact on the company’s results of operations

In addition, the purchase price included new and assumed contingent payments in the future related to technology transfer milestones and net revenue royalty payments with an estimated fair value of $14 million as of the acquisition date.  As of the acquisition date, the maximum aggregate amount payable for the technology transfer and net revenue royalties was $15 million and $143 million, respectively. The fair value of the potential contingent consideration payments were estimated by applying a probability-weighted expected payment model for technology transfer payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value. The fair value measurements were based on Level 3 inputs.

The following table summarizes total consideration:

(in millions)
Cash	$160
Contingent consideration	14
Total consideration	$174

The following table summarizes the fair value of the assets acquired as of the acquisition date.

(in millions)
Assets acquired
Accounts receivable	$2
Inventory	61
Goodwill	9
Other intangible assets	102
Total assets acquired	$174

The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates. The results of operations of the acquired business have been included in the company’s condensed consolidated statements of income since the date the business was acquired. The RECOTHROM and PREVELEAK acquisitions contributed $17 million of net sales for the three and six months ended June 30, 2018.  Acquisition and integration costs associated with the acquisition were $5 million for the three and six months ended June 30, 2018.

Baxter allocated $102 million of the total consideration to the RECOTHROM and PREVELEAK developed product rights with a weighted-average useful life of 10 years. The fair value of the intangible assets was determined using the income approach. The discount rates used to measure the RECOTHROM and PREVELEAK intangible assets were 14% and 15%, respectively. The company considers the fair value of the intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values. Refer to Note 10 within the 2017 annual report for additional information regarding fair value measurements.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2017	$2,474	$392	$233	$3,099
Additions	10	—	—	10
Currency translation adjustments	(100)	(16)	(9)	(125)
Balance as of June 30, 2018	$2,384	$376	$224	$2,984

As of June 30, 2018, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
June 30, 2018
Gross other intangible assets	$2,122	$419	$172	$2,713
Accumulated amortization	(1,050)	(236)	—	(1,286)
Other intangible assets, net	$1,072	$183	$172	$1,427
December 31, 2017
Gross other intangible assets	$2,002	$435	$172	$2,609
Accumulated amortization	(1,010)	(225)	—	(1,235)
Other intangible assets, net	$992	$210	$172	$1,374

Intangible asset amortization expense was $44 million and $36 million in the three months ended June 30, 2018 and 2017, respectively, and $85 million and $74 million in the six months ended June 30, 2018 and 2017, respectively.

8. INFUSION PUMP AND BUSINESS OPTIMIZATION CHARGES

Infusion Pump Charges

In 2017, the company recorded a charge of $22 million related to a second field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. Remediation primarily includes inspection and repair charges as well as a temporary replacement pump in a limited number of cases. The charge includes estimated cash costs associated with remediation efforts and the remaining liability was $7 million as of June 30, 2018.

Business Optimization Charges

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through June 30, 2018, the company has incurred cumulative pretax costs of $661 million related to these actions. The costs consisted primarily of employee termination, implementation costs and accelerated depreciation. The company expects to incur additional pretax costs of approximately $170 million and capital expenditures of $70 million through the completion of these initiatives. The costs will primarily include employee termination costs, implementation costs, and accelerated depreciation.

During the three and six months ended June 30, 2018 and 2017, the company recorded the following charges related to business optimization programs.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Restructuring charges, net	$21	$16	$33	$19
Costs to implement business optimization programs	25	16	50	37
Accelerated depreciation	1	3	2	8
Total business optimization charges	$47	$35	$85	$64

For segment reporting, business optimization charges are unallocated expenses.

During the three and six months ended June 30, 2018 and 2017, the company recorded the following restructuring charges.

	Three months ended
	June 30, 2018
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$3	$8	$7	$18
Contract termination costs	—	2	—	2
Asset impairments	—	1	—	1
Total restructuring charges	$3	$11	$7	$21

	Three months ended
	June 30, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$4	$3	$—	$7
Contract termination costs	—	4	—	4
Asset impairments	5	—	—	5
Total restructuring charges	$9	$7	$—	$16

	Six months ended
	June 30, 2018
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$4	$14	$10	$28
Contract termination costs	—	2	—	2
Asset impairments	1	2	—	3
Total restructuring charges	$5	$18	$10	$33

	Six months ended
	June 30, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$14	$9	$—	$23
Contract termination costs	—	5	—	5
Asset impairments	5	—	—	5
Reserve adjustments	(7)	(5)	(2)	(14)
Total restructuring charges	$12	$9	$(2)	$19

Costs to implement business optimization programs for the three and six months ended June 30, 2018 were $25 million and $50 million, respectively, and consisted primarily of external consulting and transition costs as well as employee salary and related costs. These costs were included within cost of sales and marketing and administrative expense.

Costs to implement business optimization programs for the three and six months ended June 30, 2017 were $16 million and $37 million, respectively, and consisted primarily of external consulting and transition costs as well as employee salary related costs. These costs were included within cost of sales and marketing and administrative expense.

For the three and six months ended June 30, 2018, the company recognized accelerated depreciation, primarily associated with facilities to be closed, of $1 million and $2 million, respectively. The costs were recorded within cost of sales and marketing and administrative expense.

For the three and six months ended June 30, 2017, the company recognized accelerated depreciation, primarily associated with facilities to be closed, of $3 million and $8 million, respectively. The costs were recorded within cost of sales, marketing and administrative expense and R&D expense.

The following table summarizes activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2017	$112
Charges	30
Utilization	(47)
CTA	(20)
Reserves as of June 30, 2018	$75

Substantially all of the company’s restructuring reserves as of June 30, 2018 relate to employee termination costs. The reserves are expected to be substantially utilized by the end of 2018.

9. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Debt Issuance

In May 2017, Baxter issued senior notes with a total aggregate principal amount of €600 million at a fixed coupon rate of 1.30% due in May 2025.  The company has designated this debt as a non-derivative net investment hedge of its European operations for accounting purposes.

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Sold receivables at beginning of period	$64	$61	$71	$68
Proceeds from sales of receivables	67	67	129	129
Cash collections (remitted to the owners of the receivables)	(65)	(66)	(136)	(137)
Effect of currency exchange rate changes	(2)	1	-	3
Sold receivables at end of period	$64	$63	$64	$63

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

The company continues to do business with foreign governments in certain countries including Greece, Spain, Portugal and Italy that have experienced a deterioration in credit and economic conditions. As of June 30, 2018, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $133 million.

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

The notional amounts of foreign exchange contracts were $636 million and $660 million as of June 30, 2018 and December 31, 2017, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2018 and December 31, 2017. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2018 is 15 months.

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

There were no outstanding interest rate swap contracts designated as a fair value hedge as of June 30, 2018.  The total notional amount of interest rate contracts designated as fair value hedges was $200 million as of December 31, 2017.

Net Investment Hedges

In May 2017, the company issued €600 million of senior notes due May 2025. The company has designated this debt as a hedge of a portion of its net investment in its European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI. As of June 30, 2018, the company had an accumulated pre-tax unrealized translation loss in AOCI of $62 million related to the Euro-denominated senior notes.

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

There were no hedge dedesignations in the first six months of 2018 or 2017 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the first six months of 2018, the company terminated its interest rate fair value hedges and the cumulative fair value adjustment to the hedged item was insignificant. There were no fair value hedges terminated during the first six months of 2017.

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

The total notional amount of undesignated derivative instruments was $655 million as of June 30, 2018 and $885 million as of December 31, 2017.

Gains and Losses on Hedging Activities

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended June 30, 2018 and 2017.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2018	2017	in income statement	2018	2017
Cash flow hedges
Foreign exchange contracts	$7	$(5)	Cost of sales	$(6)	$(3)
Interest Rate contracts	—	(3)	Net interest expense	—	—
Net investment hedge	38	$(31)	Other (income) expense, net	—	—
Total	$45	$(39)		$(6)	$(3)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2018	2017
Fair value hedges
Interest rate contracts	Net interest expense	$—	$1
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$6	$(4)

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the six months ended June 30, 2018 and 2017.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2018	2017	in income statement	2018	2017
Cash flow hedges
Foreign exchange contracts	$(2)	$(13)	Cost of sales	$(10)	$(1)
Interest Rate contracts	—	(3)	Net interest expense	—	—
Net investment hedge	17	$(31)	Other (income) expense, net	—	—
Total	$15	$(47)		$(10)	$(1)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2018	2017
Fair value hedges
Interest rate contracts	Net interest expense	$(4)	$—
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(11)	$(4)

For the company’s fair value hedges, equal and offsetting gains of zero and $4 million were recognized in net interest expense in the second quarter and first half of 2018, respectively and an equal and offsetting loss of $1 million was recognized in net interest expense in the second quarter of 2017. Ineffectiveness related to the company’s cash flow and fair value hedges for all periods presented were not material.

As of June 30, 2018, $2 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2018.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other	$17	Accounts payable and accrued liabilities	$2
Total derivative instruments designated as hedges		$17		$2
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1
Total derivative instruments		$17		$3

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

	June 30, 2018		December 31, 2017
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$17	$3	$19	$4
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(3)	(3)	(4)	(4)
Total	$14	$—	$15	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$17	$—	$17	$—
Marketable equity securities	13	6	7	—
Total assets	$30	$6	$24	$—
Liabilities
Foreign currency hedges	$3	$—	$3	$—
Contingent payments related to acquisitions	23	—	—	23
Total liabilities	$26	$—	$3	$23

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$15	$—	$15	$—
Interest rate hedges	4	—	4	—
Marketable equity securities	8	8	—	—
Total assets	$27	$8	$19	$—
Liabilities
Foreign currency hedges	$4	$—	$4	$—
Contingent payments related to acquisitions	9	—	—	9
Total liabilities	$13	$—	$4	$9

As of June 30, 2018, cash and equivalents of $2.9  billion included money market funds of approximately $1.2 billion, and as of December 31, 2017, cash and equivalents of $3.4 billion included money market funds of approximately $0.7 billion. Money market funds are considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. The change in the liability for contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were primarily driven by new contingent liabilities recognized as a result of the RECOTHROM and PREVELEAK acquisitions of approximately $14 million in the first half of 2018.

Equity investments not measured at fair value and excluded from the above table are comprised of other equity investments without readily determinable fair values of $36 million at June 30, 2018 and $43 million at December 31, 2017. These amounts are included in Other assets.

The following table provides information relating to the company’s investments in marketable equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2018	$11	$3	$1	$13
December 31, 2017	$8	$—	$—	$8

In the first quarter of 2017, the company recorded an other-than-temporary impairment charge related to a marketable equity security of $4 million within other (income) expense, net.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of June 30, 2018 and December 31, 2017.

	Book values		Approximate fair values
(in millions)	2018	2017	2018	2017
Liabilities
Current maturities of long-term debt and lease obligations	$3	$3	$3	$3
Long-term debt and lease obligations	3,495	3,509	3,479	3,595

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of June 30, 2018 and December 31, 2017.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	3,479	—	3,479	—
Total liabilities	$3,482	$—	$3,482	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	3,595	—	3,595	—
Total liabilities	$3,598	$—	$3,598	$—

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

10. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Pension benefits
Service cost	$25	$23	$47	$45
Interest cost	45	45	91	90
Expected return on plan assets	(79)	(73)	(157)	(145)
Amortization of net losses and other deferred amounts	24	41	48	81
Net periodic pension benefit cost	$15	$36	$29	$71
OPEB
Service cost	$—	$—	$—	$—
Interest cost	2	2	4	4
Amortization of net loss and prior service credit	(6)	(7)	(12)	(13)
Net periodic OPEB cost	$(4)	$(5)	$(8)	$(9)

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

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. As a result of recent changes in accounting guidance related to available-for-sale equity securities, the unrealized gains and losses associated with these assets are no longer recognized in AOCI beginning January 1, 2018.  The following table is a net-of-tax summary of the changes in AOCI by component for the six months ended June 30, 2018 and 2017.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2017	$(3,013)	$(981)	$(10)	$3	$(4,001)
Adoption of new accounting standard	—	—	—	(3)	(3)
Other comprehensive income before reclassifications	(282)	51	(1)	—	(232)
Amounts reclassified from AOCI (a)	—	30	7	—	37
Net other comprehensive income (loss)	(282)	81	6	—	(195)
Balance as of June 30, 2018	$(3,295)	$(900)	$(4)	$—	$(4,199)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2016	$(3,438)	$(1,122)	$3	$1	$(4,556)
Other comprehensive income before reclassifications	320	(8)	(11)	—	301
Amounts reclassified from AOCI (a)	29	46	1	3	79
Net other comprehensive income (loss)	349	38	(10)	3	380
Balance as of June 30, 2017	$(3,089)	$(1,084)	$(7)	$4	$(4,176)
(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2018 and 2017.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2018	Six months ended June 30, 2018	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(18)	$(36)	Other (income) expense, net
	(18)	(36)	Total before tax
	3	6	Income tax expense
	$(15)	$(30)	Net of tax
Losses on hedging activities
Foreign exchange contracts	$(6)	$(10)	Cost of sales
	(6)	(10)	Total before tax
	2	3	Income tax expense
	$(4)	$(7)	Net of tax
Total reclassification for the period	$(19)	$(37)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2017	Six months ended June 30, 2017	Location of impact in income statement
Translation adjustments
Loss on Venezuela deconsolidation	$(29)	$(29)	Other (income) expense, net
	(29)	(29)	Total before tax
	—	—	Income tax expense
	$(29)	$(29)	Net of tax
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(34)	$(68)	Other (income) expense, net
	(34)	(68)	Total before tax
	11	22	Income tax benefit
	$(23)	$(46)	Net of tax
Losses on hedging activities
Foreign exchange contracts	$(3)	$(1)	Cost of sales
	(3)	(1)	Total before tax
	1	—	Income tax benefit
	$(2)	$(1)	Net of tax
Available-for-sale-securities
Other-than-temporary impairment of equity securities	$—	$(4)	Other (income) expense, net
	—	(4)	Total before tax
	—	1	Income tax benefit
	$—	$(3)	Net of tax
Total reclassification for the period	$(54)	$(79)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

Refer to Note 9 for additional information regarding hedging activity and Note 10 for additional information regarding the amortization of pension and other employee benefits items.

12. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was 15.1% and 13.7% in the second quarters of 2018 and 2017, respectively, and 13.1% and 15.3% in the six months ended June 30, 2018 and 2017, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations increased during the three months ended June 30, 2018 primarily driven by the revaluation of Swedish net deferred tax assets due to legislation reducing the Swedish income tax rate. The effective income tax rate for continuing operations during the six months ended June 30, 2018 was impacted by benefits recorded relating to settlement of a 2008 through 2010 transfer pricing Competent Authority proceeding between the U.S. and Germany, the reversal of a valuation allowance as a result of continued profit improvements, receipt of tax free income from the settlement of Claris contingent matters (as described in Note 6), and adjustments of state income tax provisional amounts related to the 2017 Tax Act toll charge. In addition, windfall benefits realized from stock option exercises and vesting of RSUs associated with the company’s stock compensation programs favorably impacted the effective tax rate by approximately 3.5 percentage points.  Partially offsetting the foregoing benefits was interest on the reserve for uncertain tax benefits (UTPs), the revaluation of Swedish net deferred tax assets, and some miscellaneous transfer pricing UTP accruals.

13. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2018 and December 31, 2017, the company’s total recorded reserves with respect to legal matters were $34 million and $41 million, respectively, and there were no related receivables.

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

Environmental

Baxter is involved as a potentially responsible party (PRP) for environmental clean-up costs at seven Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, Baxter is involved in an ongoing voluntary environmental remediation associated with historic operations at the company’s Irvine, California, United States, facility. As of June 30, 2018 and December 31, 2017, environmental reserves of approximately $20 million and $21 million, respectively, were established to address these specific estimated potential liabilities.  Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

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

In November 2016, a purported antitrust class action complaint seeking monetary and injunctive relief was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions. Similar parallel actions subsequently were filed. In January 2017, a single consolidated complaint covering these matters was filed in the Northern District of Illinois. On July 5, 2018, the court granted the company’s motion to dismiss the consolidated complaint (which had been previously filed in February 2017) without prejudice.  The plaintiffs have until August 9, 2018 to file an amended complaint or to have the court enter a final judgement (which they can appeal).

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

Other

In December 2016, the company received a civil investigative demand from the Commercial Litigation Branch of the United States Department of Justice (DOJ) primarily relating to contingent discount arrangements for, and other promotion of, the company’s TISSEEL and ARTISS products. In April 2018, the DOJ filed a notice of its decision not to intervene and an underlying qui tam complaint (U.S. ex rel. Andrew Capp v. Baxter) was unsealed in the United States District Court for the District of Columbia. The attorney for the relator/plaintiff voluntarily dismissed the qui tam complaint on June 16, 2018. The complaint which is now fully resolved, related to contingent discount arrangements for, and other promotion of, the company’s TISSEEL, ARTISS and VERITAS products.

14. SEGMENT INFORMATION

In 2017, Baxter announced a change in its commercial structure to improve performance, optimize costs, increase speed in the decision-making process and drive improved accountability across the company. As a result, the company now reports its financial performance based on its new segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Segment results for the first half of 2017 have been recast to conform to the current year presentation.

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

Financial information for the company’s segments is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net sales
Americas	$1,525	$1,433	$2,967	$2,806
EMEA	758	666	1,482	1,297
APAC	559	506	1,070	977
Total net sales	$2,842	$2,605	$5,519	$5,080
Operating Income
Americas	$619	$555	$1,185	$1,088
EMEA	162	141	313	268
APAC	131	121	248	237
Total segment operating income	$912	$817	$1,746	$1,593

The following is a reconciliation of segment

operating income to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Total segment operating income	$912	$817	$1,746	$1,593
Corporate and other	(528)	(470)	(930)	(893)
Total operating income	384	347	816	700
Net interest expense	11	13	23	27
Other (income) expense, net	(31)	28	(49)	39
Income from continuing operations before income taxes	$404	$306	$842	$634

Net Sales by GBU

The following table represents net sales by GBU.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Renal Care [1]	$931	$854	$1,799	$1,643
Medication Delivery [2]	681	683	1,357	1,347
Pharmaceuticals [3]	537	450	1,033	877
Clinical Nutrition [4]	221	216	444	428
Advanced Surgery [5]	204	178	386	346
Acute Therapies [6]	129	112	258	218
Other [7]	139	112	242	221
Total Baxter	$2,842	$2,605	$5,519	$5,080

1	Renal Care includes sales of the company’s peritoneal dialysis (PD) and hemodialysis (HD) and additional dialysis therapies and services.
2	Medication Delivery includes sales of the company’s IV therapies, infusion pumps, administration sets and drug reconstitution devices.
3	Pharmaceuticals includes sales of the company’s premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
4	Clinical Nutrition includes sales of the company’s parenteral nutrition (PN) therapies.
5	Advanced Surgery includes sales of the company’s biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
6	Acute Therapies includes sales of the company’s continuous renal replacement therapies (CRRT) and other organ support therapies focused in the ICU.
7	Other includes sales primarily from the company’s pharmaceutical partnering business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report) for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and six months ended June 30, 2018.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and six months ended June 30, 2018 totaled $343 million, or $0.63 per diluted share and $732 million, or $1.33 per diluted share, compared to $264 million, or $0.48 per diluted share, and $537 million, or $0.97 per diluted share, for the three and six months ended June 30, 2017. Income from continuing operations for the three and six months ended June 30, 2018 included special items which decreased income from continuing operations by $78 million and $77 million, respectively, or $0.14 per diluted share, respectively, as further discussed below. Income from continuing operations for the three and six months ended June 30, 2017 included special items which decreased income from continuing operations by $84 million and $129 million, respectively, or $0.15 and $0.23 per diluted share, respectively, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Gross Margin
Intangible asset amortization expense	$(44)	$(36)	$(85)	$(74)
Business optimization items [1]	(3)	(14)	(9)	(30)
Acquisition and integration expenses [4]	(6)	—	(9)	—
Litigation ⁶	—	—	(8)	—
Product-related items [8]	—	4	—	4
Separation-related costs [2]	—	(1)	—	(1)
Total Special Items	$(53)	$(47)	$(111)	$(101)
Impact on Gross Margin Ratio	(1.9 pts)	(1.8 pts)	(2.0 pts)	(2.0 pts)
Marketing and Administrative Expenses
Business optimization items [1]	$34	$20	$63	$35
Separation-related costs [2]	—	7	—	14
Acquisition and integration expenses [4]	6	5	10	5
Historical reserve adjustments [3]	—	—	—	(12)
Litigation ⁶	—	—	2	—
Total Special Items	$40	$32	$75	$42
Impact on Marketing and Administrative Expense Ratio	1.4 pts	1.2 pts	1.3 pts	0.8 pts
Research and Development Expenses
Business optimization items [1]	$10	$1	$13	$(1)
Total Special Items	$10	$1	$13	$(1)
Claris Settlement
Claris settlement ⁵	$—	$—	$(80)	$—
Total Special Items	$—	$—	$(80)	$—
Other (Income) Expense, Net
Venezuela deconsolidation [7]	$—	$33	$—	$33
Total Special Items	$—	$33	$—	$33
Income Tax Expense
Impact of special items[9]	$(25)	$(29)	$(42)	$(46)
Total Special Items	$(25)	$(29)	$(42)	$(46)
Impact on Effective Tax Rate	(1.9 pts)	(3.2 pts)	(2.7 pts)	(2.4 pts)

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

[1]

The company’s results in the second quarter of 2018 included a charge of $47 million related to business optimization initiatives. This included a charge of $21 million related to restructuring activities, $25 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $1 million of accelerated depreciation associated with facilities to be closed. The $21 million of restructuring included $18 million of employee termination costs, $2 million related to contract termination and other costs and $1 million related to asset impairments.

The company’s results in the first half of 2018 included a charge of $85 million related to business optimization initiatives. This included a charge of $33 million related to restructuring activities, $50 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $2 million of accelerated depreciation associated with facilities to be closed. The $33 million of restructuring included $28 million of employee termination costs, $2 million related to contract termination and other costs and $3 million related to asset impairments.

The company's results in the second quarter of 2017 included a charge of $35 million related to business optimization initiatives. This included a charge of $16 million related to restructuring activities, $16 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $3 million of accelerated depreciation associated with facilities to be closed. The $16 million of restructuring included $7 million of employee termination costs, $4 million related to contract termination costs, and $5 million of asset impairment charges primarily related to facility closures.

The company's results in the first half of 2017 included a net charge of $64 million related to business optimization initiatives. This included a net charge of $19 million related to restructuring activities, $37 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $8 million of accelerated depreciation associated with facilities to be closed. The $19 million of net restructuring included $9 million of employee termination costs, $5 million related to contract termination costs, and $5 million of asset impairment charges primarily related to facility closures.

[2]	The company's results in 2017 included costs incurred related to the Baxalta separation totaling $8 million in the second quarter and $15 million in the first half.
[3]	The company's results in the first half of 2017 included a benefit of $12 million related to an adjustment to the company's historical rebates and discounts reserve.
[4]

The company’s results in 2018 include acquisition and integration costs related to the company’s acquisitions of Claris Injectables Limited (Claris) and the RECOTHROM and PREVELEAK products of $12 million in the second quarter and $19 million in the first half.  The company’s results in 2017 include acquisition and integration costs of $5 million related to the company’s acquisition of Claris Injectables Limited (Claris).

[5]	The company’s results in the first quarter of 2018 includes a benefit of $80 million for the February 2018 settlement of certain claims related to the acquired operations of Claris.
[6]	The company’s results in 2018 included a charge of $10 million related to certain product litigation.
[7]	The company’s results in 2017 included a charge of $33 million related to the deconsolidation of its Venezuelan operations.
[8]	The company’s results in the second quarter of 2017 include a benefit of $4 million related to an adjustment to historical product reserves.
[9]

Reflected in this item is the tax impact of the special items identified in this table as well as a benefit of $8 million from the first quarter of 2018, related to an update to the estimated impact of U.S. federal tax reform previously made by the company. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.

NET SALES

	Three months ended
	June 30,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Acquisitions
United States	$1,210	$1,131	7%	7%	(1)%	4%
International	1,632	1,474	11%	4%	0%	1%
Total net sales	$2,842	$2,605	9%	5%	0%	2%

	Six months ended
	June 30,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Acquisitions
United States	$2,357	$2,234	6%	6%	0%	3%
International	3,162	2,846	11%	4%	0%	1%
Total net sales	$5,519	$5,080	9%	5%	0%	2%

Foreign currency favorably impacted net sales by 4 percentage points during the second quarter and first half of 2018, respectively, compared to the prior periods principally due to the weakening of the U.S. dollar relative to the Euro, British Pound and Chinese Yuan.

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

On July 27, 2017, Baxter completed the acquisition of Claris, a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of $629 million, net of cash acquired. In the three and six months ended June 30, 2018, consolidated Baxter results include $33 million and $69 million, respectively, of net sales related to the Claris acquisition.

On March 19, 2018, Baxter acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. The purchase price includes an upfront payment of approximately $148 million, a post-closing payment estimated at $12 million and potential contingent payments in the future.  In the three months ended June 30, 2018, consolidated Baxter results include $17 million of net sales of RECOTHROM and PREVELEAK.

Global Business Unit Net Sales Reporting

The company’s global business units (GBUs) include the following:

•	Renal Care includes sales of the company’s peritoneal dialysis (PD) and hemodialysis (HD) and additional dialysis therapies and services.
•	Medication Delivery includes sales of the company’s IV therapies, infusion pumps, administration sets and drug reconstitution devices.
•	Pharmaceuticals includes sales of the company’s premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
•	Clinical Nutrition includes sales of the company’s parenteral nutrition (PN) therapies.

•	Advanced Surgery includes sales of the company’s biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
•	Acute Therapies includes sales of the company’s continuous renal replacement therapies (CRRT) and other organ support therapies focused in the ICU.
•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by GBU.

	Three months ended June 30,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Acquisitions
Renal Care	$931	$854	9%	4%	0%	0%
Medication Delivery	681	683	0%	(2)%	0%	0%
Pharmaceuticals	537	450	19%	16%	(3)%	8%
Clinical Nutrition	221	216	2%	(3)%	0%	0%
Advanced Surgery	204	178	15%	12%	0%	10%
Acute Therapies	129	112	15%	10%	0%	0%
Other	139	112	24%	20%	0%	0%
Total Baxter	$2,842	$2,605	9%	5%	0%	2%

	Six months ended June 30,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Acquisitions
Renal Care	$1,799	$1,643	9%	4%	0%	0%
Medication Delivery	1,357	1,347	1%	(1)%	0%	0%
Pharmaceuticals	1,033	877	18%	14%	(2)%	8%
Clinical Nutrition	444	428	4%	(2)%	0%	0%
Advanced Surgery	386	346	12%	8%	0%	5%
Acute Therapies	258	218	18%	12%	0%	0%
Other	242	221	10%	4%	0%	0%
Total Baxter	$5,519	$5,080	9%	5%	0%	2%

Renal Care net sales increased 9% during the second quarter and first half of 2018, respectively. Excluding the impact of foreign currency, net sales increased 4% during the second quarter and first half of 2018, respectively, driven by global growth in the PD business as well as increased sales internationally in the HD business.

Medication Delivery net sales were flat during the second quarter and increased 1% during the first half of 2018. Excluding the impact of foreign currency, net sales decreased 2% and 1%, respectively, during the second quarter and first half of 2018.  Net sales were negatively impacted by lower growth than anticipated in the U.S. for the company’s large volume parenterals (LVPs) and supply constraints associated with the company’s small volume parenterals (SVPs) as a result of Hurricane Maria.  The company expects supply levels for SVPs to continue to improve throughout the remainder of the year.

Pharmaceuticals net sales increased 19% and 18%, respectively, during the second quarter and first half of 2018. Excluding the impact of foreign currency, net sales increased 16% and 14% in the second quarter and first half of 2018, respectively. The increase in 2018 was a result of strength in the company’s U.S. injectables business, which benefited from increased sales of BREVIBLOC due to competitive supply constraints.  Beginning in the back half of 2018, the company expects sales of BREVIBLOC to be negatively impacted due to an improved competitor supply and additional competition entering the market. Strength in the company’s other premixed injectables and the international hospital pharmacy compounding business also contributed to growth in the second quarter and first half of 2018. Partially offsetting the increase was a reduction in net sales for TransDerm Scop in the first quarter of 2018 due to a temporary supply disruption for an alternative product in the prior year and a reduction in U.S. sales due to the impact of Hurricane Maria in the first quarter of 2018. The acquisition of Claris in 2017 also contributed $33 million and $69 million, respectively, of net sales in the second quarter and first half of 2018. Sales of U.S. cyclophosphamide decreased from $50 million in the second quarter of 2017 to $45 million in the second quarter of 2018 and from $96 million in the first half of 2017 to $87 million in the first half of 2018. The company continues to expect sales of U.S. cyclophosphamide to decrease over the remainder of 2018 due to the entry of competitors into the market.

Clinical Nutrition net sales increased 2% and 4%, respectively, during the second quarter and first half of 2018. Excluding the impact of foreign currency, net sales decreased 3% and 2%, respectively, during the second quarter and first half of 2018. Results were driven by improved volumes internationally for the company’s nutritional therapies offset by the impact of Hurricane Maria as customers in the U.S. have not yet returned to their historical purchasing patterns that preceded the hurricane.

Advanced Surgery net sales increased 15% and 12%, respectively, during the second quarter and first half of 2018. Excluding the impact of foreign currency, net sales increased 12% and 8% in the second quarter and first half of 2018, respectively, primarily driven by the acquisition of RECOTHROM and PREVELEAK from Mallinckrodt, which contributed $17 million of net sales in the second quarter of 2018, and improved sales internationally for the company’s core hemostats and sealants.

Acute Therapies net sales increased 15% and 18%, respectively, during the second quarter and first half of 2018. Excluding the impact of foreign currency, net sales increased 10% and 12% in the second quarter and first half of 2018, respectively, due to higher demand for the company’s CRRT systems and a benefit from an intense flu season in the first quarter.

Other net sales increased 24% and 10%, respectively, during the second quarter and first half of 2018. Excluding the impact of foreign currency, net sales increased 20% and 4% in the second quarter and first half 2018, respectively, due to the timing of certain items compared to the prior-year period and favorable performance in the company’s contract manufacturing businesses.

Gross Margin and Expense Ratios

	Three months ended			Six months ended
	June 30,			June 30,
(as a percentage of net sales)	2018	2017	Change	2018	2017	Change
Gross margin	43.6%	43.5%	0.1 pts	42.6%	42.8%	(0.2 pts)
Marketing and administrative expenses	24.0%	24.2%	(0.2 pts)	23.6%	23.5%	0.1 pts

Gross Margin

The special items identified above had an unfavorable impact of approximately 1.9 and 2.0 percentage points on the gross margin ratio in the second quarter and first half of 2018, respectively.  The unfavorable impact was 1.8 and 2.0 percentage points in the second quarter and first half of 2017, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased in the second quarter but decreased in the first half of 2018 from the prior year. Contributing to the variance was operational expansion offset by the negative impact of foreign exchange rates and incremental supply chain costs the company absorbed during the first half of 2018. In addition, the impact of lost sales due to Hurricane Maria in the first quarter of 2018 contributed to the reduction in the gross margin ratio in the first half of 2018.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 1.4 and 1.3 percentage points on the marketing and administrative expense ratio in the second quarter and first half of 2018, respectively.  The unfavorable impact was 1.2 and 0.8 percentage points in the second quarter and first half of 2017, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in the second quarter and first half of 2018 declined due to the actions taken by the company to rebase its cost structure and focus on expense management. These savings were partially offset by decreased benefits to the marketing and administrative expenses ratio from lower transition service income (approximately 50 basis points in the three and six months ended June 30, 2018), as the agreement with Baxalta for these services continues to wind down, and increased freight expenses as the company works to ensure adequate product availability to meet customer needs (approximately 10 and 25 basis points in the three and six months ended June 30, 2018, respectively).  In addition, the change in the estimated useful life of the company’s ERP systems contributed to the reduction in the marketing and administrative expense ratio in the second quarter and first half of 2018 (approximately 20 basis points in the three and six months ended June 30, 2018).

Research and Development

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
(in millions)	2018	2017	change	2018	2017	change
Research and development expenses	$174	$155	12%	$314	$282	11%
As a percentage of net sales	6.1%	6.0%		5.7%	5.6%

The special items identified above had an unfavorable impact of approximately $10 million and $13 million in the second quarter and first half of 2018, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, research and development expenses increased in the second quarter of 2018 as a result of foreign exchange rates. Expenses in the periods were also impacted by the timing of certain project-related expenditures.

Business Optimization Items

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through June 30, 2018, the company has incurred pretax costs of $661 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $170 million and capital expenditures of $70 million related to these initiatives by the end of 2018. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. These actions in the aggregate are expected to provide future annual pretax savings of approximately $1.2 billion. The savings from these actions will impact cost of sales, marketing and administrative expenses, and research and development expenses. Approximately 80 percent of the expected annual pretax savings are expected to be realized by the end of 2018, with the remainder by the end of 2020.

Refer to Note 8 in Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $11 million and $23 million in the second quarter and first half of 2018, respectively, and $13 million and $27 million in the second quarter and first half of 2017, respectively. The decrease in the second quarter and first half of 2018 was primarily driven by higher interest income earned in the quarter as a result of favorable interest rates.

Other (Income) Expense, Net

Other (income) expense, net was income of $31 million and $49 million in the second quarter and first half of 2018, respectively, and expense of $28 million and $39 million in the second quarter and first half of 2017, respectively. The change was a result of a net pension benefit of $14 million and $26 million, respectively, in the second quarter and first half of 2018, as compared to a net pension expense of $8 million and $17 million, respectively, in the second quarter and first half of 2017. The benefit in the current year was primarily driven by reduced amortization expense as a result of the changes in the company’s U.S. pension plans that were announced in January 2018. Refer to Note 10 within Item 1 for additional information regarding the U.S. pension changes. Additionally, in the second quarter and first half of 2018, the company recognized higher income from foreign currency fluctuations principally related to intercompany receivables, payables and monetary assets denominated in a foreign currency, compared to the prior year periods. Special items during the periods presented included the $33 million loss on the deconsolidation of the company’s Venezuelan subsidiary in the second quarter of 2017.

Income Taxes

The company’s effective income tax rate for continuing operations was 15.1% and 13.7% in the second quarter and 13.1% and 15.3% for the first half of 2018 and 2017, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the six months ended June 30, 2018 decreased from the six months ended June 30, 2017, due, in part, to benefits recorded relating to settlement of a 2008 through 2010 transfer pricing Competent Authority proceeding between the U.S. and Germany, the reversal of a valuation allowance as a result of continued profit improvements, receipt of tax free income from the settlement of Claris contingent matters, and adjustments of state income tax provisional amounts related to the 2017 Tax Act toll charge. Partially offsetting the foregoing benefits was interest on the reserve for uncertain tax benefits (UTPs), a charge during the second quarter due to the revaluation of Swedish net deferred tax assets due to legislation reducing the Swedish income tax rate, and some miscellaneous transfer pricing UTP accruals.   In addition, windfall benefits realized from stock option exercises and vesting of RSUs associated with the company’s stock compensation programs had a lower favorable impact on the effective tax rate in 2018 compared to 2017.

The 2017 Tax Act lowered the U.S. Federal rate from 35% to 21% and generally exempts foreign income from U.S. taxation. The benefit from the reduction of the U.S. Federal rate on U.S. income and the ability to repatriate foreign earnings exempt from U.S. Federal tax was almost wholly offset by additional tax charges related to the 2017 Tax Act. These charges included the disallowance of salary deductions in excess of $1 million for certain highly paid executives, including stock compensation, as well as lost tax benefits from the allocations of certain U.S. expenses to exempt foreign income. At this time, the company’s first half 2018 provision does not include any tax charge related to either the Global Intangible Low Taxed Income (GILTI) and Base Erosion Anti-Abuse Tax (BEAT) provisions as the company does not believe that it is subject to either.

Other than the foregoing state tax toll charge adjustment, the company continues to refine its 2017 Tax Act provisional amounts; additionally, the company continues to evaluate the potential impact of the 2017 Tax Act’s GILTI and BEAT provisions, including any related tax accounting elections. The company expects to complete its provisional accounting within the one-year measurement period.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $343 million and $264 million for the three months ended June 30, 2018 and 2017, respectively, and $732 million and $537 million for the six months ended June 30, 2018 and 2017, respectively. Income from continuing operations per diluted share was $0.63 and $0.48 for the three months ended June 30, 2018 and 2017, respectively, and $1.33 and $0.97 for the six months ended June 30, 2018 and 2017, respectively. The significant factors and events contributing to the changes are discussed above.

Income from Discontinued Operations

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

	Net sales				Operating income
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Americas	$1,525	$1,433	$2,967	$2,806	$619	$555	$1,185	$1,088
EMEA	758	666	1,482	1,297	162	141	313	268
APAC	559	506	1,070	977	131	121	248	237
Corporate and other	—	—	—	—	(528)	(470)	(930)	(893)
Total	$2,842	$2,605	$5,519	$5,080	$384	$347	$816	$700

Americas

Segment operating income was $619 million and $1,185 million, respectively, in the second quarter and the first half of 2018 and $555 million and $1,088 million, respectively, in the second quarter and first half 2017. The increase in 2018 was primarily driven by increased net sales and gross margin as a result of the Claris and RECOTHROM and PREVELEAK acquisitions and higher sales of

BREVIBLOC due to its use as a substitute product during a market shortage. Also, driving performance during the quarter and first half of 2018 was improved performance in Renal Care, driven primarily by PD growth. Negatively impacting performance in the first half of 2018 was the impact of Hurricane Maria.

EMEA

Segment operating income was $162 million and $313 million, respectively, in the second quarter and the first half of 2018 and $141 million and $268 million, respectively, in the second quarter and first half 2017. The increase in 2018 was primarily driven by higher net sales across multiple GBUs, primarily in Western Europe, and improved margins primarily as a result of product mix.

APAC

Segment operating income was $131 million and $248 million, respectively, in the second quarter and the first half of 2018 and $121 million and $237 million, respectively, in the second quarter and first half 2017. Results in 2018 were primarily driven by higher sales across multiple GBUs, primarily from China and Australia.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flows for the six month periods ended June 30, 2018 and 2017.

	Six months ended
	June 30,
(in millions)	2018	2017
Cash flows from operations - continuing operations	$852	$767
Cash flows from investing activities	(539)	(313)
Cash flows from financing activities	(808)	566

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations increased during the first half of 2018 as compared to the prior year period. The increase was driven by the factors discussed below.

Net Income

Net income, as adjusted for certain non-cash items, such as depreciation and amortization, net periodic pension benefit and OPEB costs, stock compensation, deferred income taxes and other items increased in the six months ended June 30, 2018 compared to 2017.

Accounts Receivable

Cash flows relating to accounts receivable were flat compared to the prior year. Days sales outstanding decreased from 53.4 days to 52.7 days period over period.

Inventories

Cash flows relating to inventories had a larger negative impact on cash flows in the first half of 2018 as compared to the prior year period. The following is a summary of inventories as of June 30, 2018 and December 31, 2017, as well as annualized inventory turns for the first half of 2018 and 2017.

	Inventories		Annualized inventory turns for the six
	June 30,	December 31,	months ended June 30,
(in millions, except inventory turn data)	2018	2017	2018	2017
Total company	$1,622	$1,475	3.8	3.7

Other

The changes in accounts payable and accrued liabilities were a $109 million outflow in the first half of 2018 compared to a $112 million outflow in the first half of 2017. The changes were primarily driven by the timing of supplier payments. Days payable outstanding increased to 56.2 days in the first half of 2018 compared to 51.6 days in the prior year.

Payments related to the execution of the company’s business optimization initiatives decreased from $79 million in the first half of 2017 to $47 million in the first half of 2018. Refer to Note 8 within Item 1 for further information regarding the company’s business optimization initiatives.

Changes in other balance sheet items include outflows of $84 million and $95 million in the first half of 2018 and 2017, respectively. The change was primarily driven by a higher pension contribution in the first half of 2017.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $311 million and $279 million in the first half of 2018 and 2017, respectively. The company’s capital expenditures in 2018 were driven by targeted investments in projects to support production of PD and IV solutions.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $228 million in the first half of 2018 were primarily driven by the $148 million acquisition of RECOTHROM and PREVELEAK from Mallinckrodt and the acquisition of two products from Celerity for $72 million. Cash outflows relating to acquisitions and investments of $36 million in the first half of 2017 were driven primarily by the acquisition of the rights to Clindamycin Saline from Celerity.

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities in the first half of 2018 and 2017 were not significant.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Cash flows related to debt and other financing obligations for the first half of 2018 were insignificant. Net cash inflows related to debt and other financing obligations totaled $633 million for the first half of 2017 primarily due to the issuance of €600 million of senior notes at a fixed coupon rate of 1.30% due in May 2025.

Other Financing Activities

Cash dividend payments totaled $173 million and $141 million in the first half of 2018 and 2017, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate from $0.13 to $0.16 per share for quarterly dividends declared between May 2017 and May 2018.  In addition, the company increased the quarterly dividend rate from $0.16 to $0.19 per share for quarterly dividends declared beginning May 2018.

Proceeds from stock issued under employee benefit plans decreased from $200 million in the first half of 2017 to $170 million in the first half of 2018, primarily due to decreased option exercises in the first half of 2018.

As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016 and an additional $1.5 billion in February 2018. The company paid $781 million in cash to repurchase approximately 11.5 million shares under this authority pursuant to Rule 10b5-1 plans in the first half of 2018 and had $1.8 billion remaining available under this authorization (as amended and after giving effect to stock repurchases) as of June 30, 2018.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of June 30, 2018, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. As of June 30, 2018, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.9 billion of cash and equivalents as of June 30, 2018, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of June 30, 2018, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $133 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at June 30, 2018 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	A-	Baa1
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

In the first quarter of 2018, Moody’s upgraded Baxter’s senior unsecured debt ratings from Baa2 to Baa1, and Fitch upgraded Baxter’s senior unsecured debt ratings from BBB+ to A-.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2017 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2017 Annual Report. Excluding the paragraph below, there have been no significant changes in the company’s application of its critical accounting policies during the first half of 2018.

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

CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of the Claris acquisition. FDA completed the inspection, at which time FDA issued a related Form-483 (Claris 483). In July 2018, FDA issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).1 The Claris Warning Letter includes a number of observations across a variety of areas. The company is preparing its response to the Claris Warning Letter and is continuing to implement corrective and preventive actions, which have included product recalls that are financially immaterial to the company, to address FDA’s observations as set forth in the Claris 483 or the Claris Warning Letter and other items identified in connection with integrating Claris into the company’s quality systems.

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

1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline (including estimates regarding the company’s ability to have new product approved out of its Baxter Ahmedabad facility for distribution in the

U.S.), strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated with the separation of the company’s biopharmaceuticals and medical products businesses (including the 2016 disposition of the company’s formerly retained shares in Baxalta (Retained Shares)), the impact of competition, future sales growth, business development activities (including the recent acquisitions of Claris Injectables and two surgical products from Mallinckrodt plc) and Hurricane Maria related production disruptions, business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of the company’s facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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
•

product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters (including the recently issued Claris Warning Letter), import bans, sanctions, seizures, litigation, or declining sales;

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
•

future actions of third parties, including third-party payers,  the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of the company’s business, including new or amended laws, rules and regulations (such as the European Union’s General Data Protection Regulation which became effective in May 2018 for example);

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

•	any failure by Baxalta or Shire to satisfy its obligation under the separation agreements, including the tax matters agreement, or that certain letter agreement entered into with Shire and Baxalta;
•	the impact of global economic conditions (including potential trade wars) on the company and its customers and suppliers, including foreign governments in countries in which the company operates;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (whether with respect to current or future tax reform), including income earned outside the United States;
•	actions by tax authorities in connection with ongoing tax audits;
•	loss of key employees or inability to identify and recruit new employees;
•	the outcome of pending or future litigation;
•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program; and
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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of June 30, 2018 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at June 30, 2018, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $11 million with respect to those contracts would decrease by $21 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2018 by replacing the actual exchange rates at  June 30, 2018 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

The company’s operations in Argentina are reported using highly inflationary accounting effective July 1, 2018 and its functional currency is the U.S. dollar. Changes in the value of the Argentine peso versus the U.S. dollar applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of June 30, 2018, the company’s net monetary assets denominated in Argentine pesos are not significant.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2017 Annual Report. There were no significant changes during the quarter ended June 30, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2018. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2018.

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

With the exception of the above, there have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 and 2017 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries as of June 30, 2018, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity for the year then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

August 6, 2018

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 14 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended June 30, 2018.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2018 through April 30, 2018	1,803,900	$65.81	1,803,900
May 1, 2018 through May 31, 2018	1,993,700	$70.53	1,993,700
June 1, 2018 through June 30, 2018	—	$—	—
Total	3,797,600	$68.29	3,797,600	$1,837,825,592

(1)

In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The board of directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018. During the second quarter of 2018, the company repurchased 3.8 million shares pursuant to Rule 10b5-1 plans for $259 million under this program. $1.8 billion remained available under this program (as amended and after giving effect to stock repurchases) as of June 30, 2018. This program does not have an expiration date.

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: August 6, 2018	By:	/s/ James K. Saccaro
James K. Saccaro
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)