Form 10-Q
period 2018-09-30
BAXTER INTERNATIONAL INC
filed 2018-11-05
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 31, 2018 was 532,140,998 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$2,767	$2,707	$8,286	$7,787
Cost of sales	1,531	1,577	4,697	4,481
Gross margin	1,236	1,130	3,589	3,306
Marketing and administrative expenses	685	680	1,988	1,874
Research and development expenses	166	150	480	432
Claris settlement	—	—	(80)	—
Operating income	385	300	1,201	1,000
Net interest expense	11	14	34	41
Other (income) expense, net	(32)	(4)	(81)	35
Income from continuing operations before income taxes	406	290	1,248	924
Income tax (benefit) expense	(138)	42	(28)	139
Income from continuing operations	544	248	1,276	785
Income from discontinued operations, net of tax	—	3	—	3
Net income	$544	$251	$1,276	$788
Income from continuing operations per common share
Basic	$1.02	$0.46	$2.38	$1.45
Diluted	$1.00	$0.45	$2.33	$1.42
Income from discontinued operations per common share
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income per common share
Basic	$1.02	$0.46	$2.38	$1.45
Diluted	$1.00	$0.45	$2.33	$1.42
Weighted-average number of common shares outstanding
Basic	534	545	536	543
Diluted	546	557	548	554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$544	$251	$1,276	$788
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of $5 and $21 for the three months ended September 30, 2018 and 2017, respectively, and ($26) and $69 for the nine months ended September 30, 2018 and 2017, respectively	(50)	181	(332)	530
Pension and other employee benefits, net of tax expense of $9 and $6 for the three months ended September 30, 2018 and 2017, respectively, and $26 and $26 for the nine months ended September 30, 2018 and 2017, respectively	8	6	89	44
Hedging activities, net of tax expense (benefit) of $1 and ($2) for the three months ended September 30, 2018 and 2017, respectively, and $4 and ($7) for the nine months ended September 30, 2018 and 2017, respectively	2	(6)	8	(16)
Available-for-sale securities, net of tax expense of zero for the three months ended September 30, 2018 and 2017, and zero and $1 for the nine months ended September 30, 2018 and 2017, respectively	—	1	—	4
Total other comprehensive (loss) income, net of tax	(40)	182	(235)	562
Comprehensive income	$504	$433	$1,041	$1,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		September 30,	December 31,
		2018	2017
Current assets	Cash and equivalents	$2,860	$3,394
	Accounts and other current receivables, net	1,826	1,793
	Inventories	1,718	1,475
	Prepaid expenses and other	624	601
	Total current assets	7,028	7,263
Property, plant and equipment, net		4,520	4,588
Other assets	Goodwill	2,980	3,099
	Other intangible assets, net	1,402	1,374
	Other	917	787
	Total other assets	5,299	5,260
Total assets		$16,847	$17,111
Current liabilities	Current maturities of long-term debt and lease obligations	$3	$3
	Accounts payable and accrued liabilities	2,592	2,733
	Current income taxes payable	109	85
	Total current liabilities	2,704	2,821
Long-term debt and lease obligations		3,485	3,509
Other long-term liabilities		1,545	1,665
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2018 and 2017	683	683
	Common stock in treasury, at cost, 150,213,621 shares in 2018 and 142,017,600 shares in 2017	(8,639)	(7,981)
	Additional contributed capital	5,931	5,940
	Retained earnings	15,394	14,483
	Accumulated other comprehensive (loss) income	(4,239)	(4,001)
	Total Baxter shareholders’ equity	9,130	9,124
	Noncontrolling interests	(17)	(8)
	Total equity	9,113	9,116
Total liabilities and equity		$16,847	$17,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Nine months ended
		September 30,
		2018	2017
Cash flows from operations	Net income	$1,276	$788
	Adjustments to reconcile income from continuing operations to net cash from operating activities:
	Income from discontinued operations, net of tax	—	(3)
	Depreciation and amortization	594	562
	Deferred income taxes	(284)	(30)
	Stock compensation	87	77
	Net periodic pension benefit and OPEB costs	31	93
	Other	108	69
	Changes in balance sheet items
	Accounts and other current receivables, net	(16)	32
	Inventories	(236)	—
	Accounts payable and accrued liabilities	(51)	(36)
	Business optimization items	(72)	(114)
	Other	(96)	(95)
	Cash flows from operations – continuing operations	1,341	1,343
	Cash flows from operations – discontinued operations	—	(20)
	Cash flows from operations	1,341	1,323
Cash flows from investing activities	Capital expenditures	(468)	(410)
	Acquisitions and investments, net of cash acquired	(255)	(680)
	Divestitures and other investing activities, net	8	2
	Cash flows from investing activities	(715)	(1,088)
Cash flows from financing activities	Issuance of debt	—	633
	Payments of obligations	(2)	—
	Cash dividends on common stock	(274)	(228)
	Proceeds from stock issued under employee benefit plans	232	298
	Purchases of treasury stock	(1,028)	(275)
	Other	(23)	(37)
	Cash flows from financing activities	(1,095)	391
Effect of foreign exchange rate changes on cash and equivalents		(65)	90
(Decrease) increase in cash and equivalents		(534)	716
Cash and equivalents at beginning of period		3,394	2,801
Cash and equivalents at end of period		$2,860	$3,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (the company or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the company’s Current Report on Form 8-K filed with the SEC on August 23, 2018 (2017 Annual Report), which revised and superseded the corresponding sections of the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Hurricane Maria

In September 2017, Hurricane Maria caused damage to certain of the company’s assets in Puerto Rico and disrupted operations. Insurance, less applicable deductibles and subject to any coverage exclusions, covers the repair or replacement of the company’s assets that suffered loss or damage, and also provides coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the third quarter of 2017, the company recorded $21 million of pre-tax charges related to damages caused by the hurricane, including $11 million related to the impairment of damaged inventory and fixed assets as well as $10 million of idle facility and other costs. These amounts were recorded as a component of cost of sales in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2017. In the third quarter of 2018, the company recognized $23 million of insurance recoveries related to the previously mentioned asset impairments and idle facility and other costs suffered as a result of the hurricane. This benefit was recorded as a reduction of cost of sales in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2018. At this time, any additional insurance recoveries are not realizable, and accordingly, no additional amounts have been recorded as of September 30, 2018.

New accounting standards

Recently adopted accounting pronouncements

As of January 1, 2018, the company adopted Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic postretirement benefit cost in operating expenses. The service cost component of net periodic postretirement benefit cost should be presented in the same operating expense line items as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest costs, expected return on assets, amortization of prior service cost/credit and actuarial gains/losses, and settlement and curtailment effects, are to be included separately and outside of any subtotal of operating income. This guidance impacted the presentation of the company’s condensed consolidated statements of income with no significant impact on net income. The company elected to apply the practical expedient which allows it to reclassify amounts disclosed previously in the retirement and other benefits footnote as the basis for applying retrospective presentation for prior comparative periods. The retrospective impact of adoption for the three and nine months ended September 30, 2017 is shown in the following table.

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As Previously Reported	Reclassification	As Reclassified	As Previously Reported	Reclassification	As Reclassified

Cost of sales	$1,579	$(2)	$1,577	$4,487	$(6)	$4,481
Gross margin	1,128	2	1,130	3,300	6	3,306
Marketing and administrative expenses	685	(5)	680	1,890	(16)	1,874
Research and development expenses	151	(1)	150	435	(3)	432
Operating income	292	8	300	975	25	1,000
Other (income) expense, net	(12)	8	(4)	10	25	35

As of January 1, 2018, the company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU No. 2016-16 generally accelerates the recognition of income tax consequences for asset transfers between entities under common control. Entities are required to adopt using a modified retrospective approach with a cumulative adjustment to opening retained earnings in the year of adoption for previously unrecognized income tax expense. The company recorded a net negative retained earnings adjustment of approximately $66 million upon adoption of the standard on January 1, 2018 related to the unrecognized income tax effects of asset transfers that occurred prior to adoption. Net income increased $4 million and $11 million, respectively, for the three and nine months ended September 30, 2018 as a result of the adoption of the standard.

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

As of January 1, 2018, the company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The company adopted the standard using the modified retrospective method. The primary impact of the new standard relates to the company’s contract manufacturing operations and software arrangements. Certain contract manufacturing arrangements require revenue recognition over-time in situations in which the company produces products that have no alternative use and the company has an enforceable right to payment for performance completed to date, inclusive of a reasonable profit margin. This results in an acceleration of revenue recognition for certain contractual arrangements as compared to recognition under prior accounting literature. The new guidance also impacts the company’s arrangements subject to previous software revenue recognition guidance, as the company is required to recognize as revenue a significant portion of the contract consideration upon delivery of the software compared to the previous practice of recognizing the contract consideration ratably over time for certain arrangements. The company adopted Topic 606 using the modified retrospective method. The adjustment upon adoption increased the company’s opening balance of retained earnings by approximately $48 million, net of tax, on January 1, 2018. The impact to net sales as a result of the adoption was an increase of $4 million and $8 million, respectively, for the three and nine months ended September 30, 2018.  The impact to cost of sales was an increase of $1 million and $5 million, respectively, for the three and nine months ended September 30, 2018. Refer to Note 2 for further information regarding the company’s revenues.

Recently issued accounting standards not yet adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases.  In July 2018, the FASB issued an update to the leasing guidance to allow an additional transition option which would allow companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented.  Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, other than those that meet the definition of a short-term lease. This ASU is effective for the company beginning January 1, 2019 and the company expects the adoption to materially increase assets and liabilities on the condensed consolidated balance sheet related to those leases classified as operating and not recognized on the condensed consolidated balance sheets under current GAAP.  The company does not anticipate any material change on the condensed consolidated balance sheets related to capital leases under current GAAP or to the condensed consolidated statement of income.  Under the new standard, lessor accounting will be largely unchanged from current GAAP, however disclosures will be expanded.

2. REVENUES

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of the company’s products or services. The company’s global payment terms are typically between 30-90 days. Revenue is measured as the amount of consideration the company expects to receive in exchange for transferring goods or providing services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

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

On September 30, 2018, the company had $7.9 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more which are primarily included in the Americas segment. Some contracts in the United States included in this amount may contain index-dependent price increases, which are not known at this time. The company expects to recognize approximately 5% of this amount as revenue in 2018, 20% each in 2019, 2020, 2021, and 2022, and the remaining balance thereafter.

Significant Judgments

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for reserves related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts payable and accrued liabilities on the condensed consolidated balance sheet. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet. Net trade accounts receivable at September 30, 2018 and January 1, 2018 were $1.8 billion and $1.7 billion, respectively. Generally, for certain contract manufacturing and software arrangements, revenue recognition occurs prior to billing, resulting in contract assets. These assets are reported on the condensed consolidated balance sheet on an individual basis at the end of each reporting period. The contract asset balances at September 30, 2018 and January 1, 2018 were $81 million and $73 million, respectively.  The contract assets as of September 30, 2018 are presented within accounts and other current receivables, net ($54 million) and other ($27 million) on the condensed consolidated balance sheet.  The company had contract assets of $36 million and $31 million as of September 30, 2018 and

January 1, 2018, respectively, related to certain contract manufacturing arrangements for which revenue is recognized throughout the production cycle which typically lasts up to 90 days.  The company had contract assets of $45 million and $42 million as of September 30, 2018 and January 1, 2018, respectively, related to certain software arrangements for which revenue is recognized upon delivery to the customer, however the customer is billed over time, generally between one and five years. The company had no contract liabilities as of September 30, 2018 and January 1, 2018, respectively.

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

Pursuant to the TSA, Baxter and Baxalta and their respective subsidiaries were providing to each other, on an interim, transitional basis, various services. Services provided by Baxter included, among others, finance, information technology, human resources, quality supply chain and certain other administrative services. The services generally commenced on the Distribution date and terminated as of July 1, 2018. Billings by Baxter under the TSA were recorded as a reduction of the costs to provide the respective service in the applicable expense category, primarily in marketing and administrative expenses, in the condensed consolidated statements of income. In the nine months ended September 30, 2018, the company recognized approximately $9 million as a reduction to marketing and administrative expenses related to the TSA. In the three and nine months ended September 30, 2017, the company recognized approximately $11 million and $47 million, respectively, as a reduction to marketing and administrative expenses related to the TSA.

Pursuant to the MSA, Baxalta or Baxter, as the case may be, manufactures, labels, and packages products for the other party. The terms of the agreements range in initial duration from five to 10 years. In the three and nine months ended September 30, 2018, Baxter recognized approximately $8 million and $21 million in sales to Baxalta. In the three and nine months ended September 30, 2017, Baxter recognized approximately $6 million and $18 million, respectively, in sales to Baxalta. In addition, in the three and nine months ended September 30, 2018, Baxter recognized $38 million and $111 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. In the three and nine months ended September 30, 2017, Baxter recognized $35 million and $133 million, respectively, in cost of sales related to purchases from Baxalta pursuant to the MSA. The cash flows associated with these agreements are included in cash flows from operations — continuing operations.

Cash outflows of $20 million were reported in cash flows from operations — discontinued operations for the nine-month period ending September 30, 2017. These related to non-assignable tenders whereby Baxter was the seller of Baxalta products, transactions related to importation services Baxter provides in certain countries, in addition to trade payables settled post local separation on Baxalta’s behalf.

4. SUPPLEMENTAL FINANCIAL INFORMATION

Net interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Interest expense, net of capitalized interest	$24	$22	$70	$62
Interest income	(13)	(8)	(36)	(21)
Net interest expense	$11	$14	$34	$41

Other (income) expense, net

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Foreign exchange	$(20)	$(12)	$(53)	$(27)
Venezuela deconsolidation	-	-	-	33
Pension and other postemployment benefit plans	(13)	8	(39)	25
All other	1	-	11	4
Other (income) expense, net	$(32)	$(4)	$(81)	$35

Inventories

	September 30,	December 31,
(in millions)	2018	2017
Raw materials	$373	$347
Work in process	224	116
Finished goods	1,121	1,012
Inventories	$1,718	$1,475

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2018	2017
Property, plant and equipment, at cost	$10,323	$10,148
Accumulated depreciation	(5,803)	(5,560)
Property, plant and equipment, net	$4,520	$4,588

In the first quarter of 2018, the estimated useful life of the company’s enterprise resource planning (ERP) software was extended from 2020 on a prospective basis based on the company’s commitment to upgrade, enhance and support its existing systems through 2028. This change in estimate resulted in a reduction of depreciation expense of $6 million and increase in net income of $5 million, or $0.01 per diluted share, for the three months ended September 30, 2018 and a reduction of depreciation expense of $18 million and increase in net income of $15 million, or $0.03 per diluted share, for the nine months ended September 30, 2018.

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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Basic shares	534	545	536	543
Effect of dilutive securities	12	12	12	11
Diluted shares	546	557	548	554

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 3.3 million and 3.1 million equity awards for the three and nine months ended September 30, 2018, respectively, and 0.1 million and 2.8 million equity awards for the three and nine months ended September 30, 2017, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

Stock repurchases

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018. During the first three quarters of 2018, the company repurchased 14.9 million shares pursuant to one or more Rule 10b5-1 plans for $1.0 billion in cash. During the first three quarters of 2017, the company repurchased 4.7 million shares for $275 million in cash. The company had $1.6 billion remaining available under the authorization (as amended and after giving effect to stock repurchases) as of September 30, 2018.

Dividends declared

Cash dividends declared per common share for the three and nine months ended September 30, 2018 were $0.19 and $0.54, respectively.  Cash dividends declared per common share for the three and nine months ended September 30, 2017 were $0.16 and $0.45, respectively.

6. ACQUISITIONS AND OTHER ARRANGEMENTS

Claris Injectables Limited

On July 27, 2017, Baxter acquired 100 percent of Claris Injectables Limited (Claris), a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of approximately $629 million, net of cash acquired. Through the acquisition, Baxter added capabilities in production of essential generic injectable medicines, such as anesthesia and analgesics, renal, anti-infectives and critical care in a variety of presentations including bags, vials and ampoules. In the third quarter of 2018, the company finalized its valuation of the acquisition date assets acquired and liabilities assumed. The measurement period adjustments in 2018 include a $2 million reduction in property, plant and equipment, a $1 million increase in accounts payable and accrued liabilities and a $2 million increase in other long-term liabilities. These adjustments resulted in a corresponding increase to goodwill of $5 million. These adjustments did not have a material impact on the company’s results of operations in 2018. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date for the company’s acquisition of Claris:

(in millions)
Assets acquired and liabilities assumed
Cash	$11
Accounts and other current receivables	16
Inventories	30
Prepaid expenses and other	16
Property, plant and equipment	130
Goodwill	296
Other intangible assets	280
Other	20
Accounts payable and accrued liabilities	(23)
Other long-term liabilities	(136)
Total assets acquired and liabilities assumed	$640

The results of operations of Claris have been included in the company’s condensed consolidated statement of income since the date the business was acquired. The Claris acquisition contributed $38 million and $107 million, respectively, of net sales for the three and nine months ended September 30, 2018, and $27 million of net sales for the three and nine months ended September 30, 2017. Acquisition and integration costs associated with the Claris acquisition were $5 million and $19 million, respectively, for the three and nine months ended September 30, 2018, and $15 million and $20 million, respectively, for the three and nine months ended September 30, 2017, and were primarily included within marketing and administrative expenses and cost of sales on the condensed consolidated statements of income.

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

RECOTHROM and PREVELEAK

On March 16, 2018, Baxter acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. The company concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The purchase price included an upfront payment of approximately $148 million in the first quarter of 2018 and a $15 million post-closing payment in the third quarter of 2018. The company made additional measurement period adjustments, in the third quarter of 2018, which included finalizing the post-closing settlement and adjusting its acquisition-date estimate of the fair value of contingent consideration, acquired inventory and intangible assets. These adjustments resulted in a $10 million increase in the total consideration transferred, a $19 million increase to acquired inventory, a $2 million decrease in other intangible assets and a $7 million decrease in goodwill.  The measurement period adjustments did not have a material impact on the company’s results of operations.

In addition, the purchase price included new and assumed contingent payments in the future related to inventory and technology transfer milestones and net revenue royalty payments with an estimated fair value of $21 million as of the acquisition date.  The maximum aggregate amount payable for the inventory and technology transfer and net revenue royalties was $7 million, $15 million and $143 million, respectively. The fair value of the potential contingent consideration payments was estimated by applying a probability-weighted expected payment model for the inventory and technology transfer payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value. The fair value measurements were based on Level 3 inputs. Refer to Note 10 within the 2017 annual report for additional information regarding fair value measurements.

The following table summarizes total consideration:

(in millions)
Cash	$163
Contingent consideration	21
Total consideration	$184

The following table summarizes the fair value of the assets acquired as of the acquisition date.

(in millions)
Assets acquired
Accounts receivable	$2
Inventory	80
Goodwill	2
Other intangible assets	100
Total assets acquired	$184

The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates. The results of operations of the acquired business have been included in the company’s condensed consolidated statements of income since the date the business was acquired. The RECOTHROM and PREVELEAK acquisitions contributed $14 million and $31 million, respectively, of net sales for the three and nine months ended September 30, 2018.  Acquisition and integration costs associated with the acquisition were $6 million and $11 million, respectively, for the three and nine months ended September 30, 2018.

Baxter allocated $100 million of the total consideration to the RECOTHROM and PREVELEAK developed product rights with a weighted-average useful life of 10 years. The fair value of the intangible assets was determined using the income approach. The discount rates used to measure the RECOTHROM and PREVELEAK intangible assets were 12.5% and 13%, respectively. The company considers the fair value of the intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values. Refer to Note 10 within the 2017 annual report for additional information regarding fair value measurements.

The goodwill, which is deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits provided to Baxter’s surgical portfolio of hemostats and sealants, and is included in the Americas segment.

Other

Total consideration transferred for other acquisitions totaled $24 million in 2018 and primarily resulted in the recognition of intangible assets.  These acquisitions did not materially affect the company’s results of operations.

Celerity Pharmaceuticals, LLC

In the first quarter of 2018, Baxter paid approximately $37 million and $35 million, respectively, to acquire the rights to Bivalirudin and Dexmedetomidine from Celerity Pharmaceuticals, LLC (Celerity). The payment for Dexmedetomidine was based on tentative approval from the U.S. Food and Drug Administration (FDA).  Full approval from the FDA was received in the third quarter of 2018. Baxter capitalized the purchase price of both products and is amortizing the assets over their estimated economic lives of 12 years. Refer to Note 5 within the 2017 Annual Report for additional information regarding the company’s agreement with Celerity.

In the third quarter of 2017, Baxter paid approximately $10 million to acquire the rights to Clindamycin Dextrose from Celerity. In the second quarter of 2017, Baxter paid approximately $10 million to acquire the rights to Clindamycin Saline from Celerity. Baxter capitalized the purchase price of both products as intangible assets and is amortizing them asset over their estimated economic lives of 12 years.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2017	$2,474	$392	$233	$3,099
Additions	9	—	—	9
Currency translation adjustments	(102)	(16)	(10)	(128)
Balance as of September 30, 2018	$2,381	$376	$223	$2,980

As of September 30, 2018, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2018
Gross other intangible assets	$2,123	$420	$188	$2,731
Accumulated amortization	(1,084)	(245)		(1,329)
Other intangible assets, net	$1,039	$175	$188	$1,402
December 31, 2017
Gross other intangible assets	$2,002	$435	$172	$2,609
Accumulated amortization	(1,010)	(225)	—	(1,235)
Other intangible assets, net	$992	$210	$172	$1,374

Intangible asset amortization expense was $42 million and $38 million in the three months ended September 30, 2018 and 2017, respectively, and $127 million and $112 million in the nine months ended September 30, 2018 and 2017, respectively.

8. INFUSION PUMP CHARGES

In 2017, the company recorded a charge of $22 million related to a second field corrective action with respect to the SIGMA Spectrum Infusion Pump, which is predominantly sold in the United States. Remediation primarily includes inspection and repair charges as well as a temporary replacement pump in a limited number of cases. The charge includes estimated cash costs associated with remediation efforts and the remaining liability was $4 million as of September 30, 2018.

9. BUSINESS OPTIMIZATION CHARGES

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through September 30, 2018, the company has incurred cumulative pretax costs of $751 million related to these actions. The costs consisted primarily of employee termination, implementation costs and accelerated depreciation. The company expects to incur additional pretax costs of approximately $130 million and capital expenditures of $50 million through the completion of these initiatives. The costs will primarily include employee termination costs, implementation costs, and accelerated depreciation.

During the three and nine months ended September 30, 2018 and 2017, the company recorded the following charges related to business optimization programs.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Restructuring charges, net	$63	$31	$96	$50
Costs to implement business optimization programs	24	21	74	58
Accelerated depreciation	3	—	5	8
Total business optimization charges	$90	$52	$175	$116

For segment reporting, business optimization charges are unallocated expenses.

During the three and nine months ended September 30, 2018 and 2017, the company recorded the following restructuring charges.

	Three months ended September 30, 2018
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$16	$33	$9	$58
Contract termination and other costs	—	4	—	4
Asset impairments	—	1	—	1
Total restructuring charges	$16	$38	$9	$63

	Three months ended September 30, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$7	$24	$—	$31
Total restructuring charges	$7	$24	$—	$31

	Nine months ended September 30, 2018
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$20	$47	$19	$86
Contract termination and other costs	—	6	—	6
Asset impairments	1	3	—	4
Total restructuring charges	$21	$56	$19	$96

	Nine months ended September 30, 2017
(in millions)	COGS	SGA	R&D	Total
Employee termination costs	$21	$33	$—	$54
Contract termination costs	—	5	—	5
Asset impairments	5	—	—	5
Reserve adjustments	(7)	(5)	(2)	(14)
Total restructuring charges	$19	$33	$(2)	$50

Costs to implement business optimization programs for the three and nine months ended September 30, 2018 were $24 million and $74 million, respectively, and consisted primarily of external consulting and transition costs as well as employee salary and related costs. These costs were included within cost of sales, marketing and administrative expense and R&D expense.

Costs to implement business optimization programs for the three and nine months ended September 30, 2017 were $21 million and $58 million, respectively, and consisted primarily of external consulting and transition costs as well as employee salary related costs. These costs were included within cost of sales and marketing and administrative expense.

For the three and nine months ended September 30, 2018, the company recognized accelerated depreciation, primarily associated with facilities to be closed, of $3 million and $5 million, respectively. The costs were recorded within cost of sales and marketing and administrative expense.

For the nine months ended September 30, 2017, the company recognized accelerated depreciation, primarily associated with facilities to be closed, of $8 million. The costs were recorded within cost of sales, marketing and administrative expense and R&D expense.

The following table summarizes activity in the reserves related to the company’s business optimization initiatives.

(in millions)
Reserves as of December 31, 2017	$112
Charges	92
Utilization	(72)
CTA	(19)
Reserves as of September 30, 2018	$113

Substantially all of the company’s restructuring reserves as of September 30, 2018 relate to employee termination costs. The reserves are expected to be substantially utilized by the end of 2019.

10. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Debt Issuance

In May 2017, Baxter issued senior notes with a total aggregate principal amount of €600 million at a fixed coupon rate of 1.30% due in May 2025.  The company has designated this debt as a non-derivative net investment hedge of its European operations for accounting purposes.

Securitization arrangement

The following is a summary of the activity relating to the company’s securitization arrangement in Japan.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Sold receivables at beginning of period	$64	$63	$71	$68
Proceeds from sales of receivables	66	69	195	198
Cash collections (remitted to the owners of the receivables)	(67)	(66)	(203)	(203)
Effect of currency exchange rate changes	(1)	—	(1)	3
Sold receivables at end of period	$62	$66	$62	$66

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

The company continues to do business with foreign governments in certain countries including Greece, Spain, Portugal and Italy that have experienced a deterioration in credit and economic conditions. As of September 30, 2018, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $141 million.

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

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso and Swedish Krona. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

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

The notional amounts of foreign exchange contracts were $656  million and $660 million as of September 30, 2018 and December 31, 2017, respectively. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2018 and December 31, 2017. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2018 is 18 months.

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

There were no outstanding interest rate swap contracts designated as a fair value hedge as of September 30, 2018.  The total notional amount of interest rate contracts designated as fair value hedges was $200 million as of December 31, 2017.

Net Investment Hedges

In May 2017, the company issued €600 million of senior notes due May 2025. The company has designated this debt as a hedge of a portion of its net investment in its European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI. As of September 30, 2018, the company had an accumulated pre-tax unrealized translation loss in AOCI of $57 million related to the Euro-denominated senior notes.

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

There were no hedge dedesignations in the first nine months of 2018 or 2017 resulting from changes in the company’s assessment of the probability that the hedged forecasted transactions would occur.

If the company terminates a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. In the first nine months of 2018, the company terminated its interest rate fair value hedges and the cumulative fair value adjustment to the hedged item was insignificant. There were no fair value hedges terminated during the first nine months of 2017.

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

The total notional amount of undesignated derivative instruments was $699 million as of September 30, 2018 and $885 million as of December 31, 2017.

Gains and Losses on Hedging Activities

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended September 30, 2018 and 2017.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2018	2017	in income statement	2018	2017
Cash flow hedges
Foreign exchange contracts	$3	$(11)	Cost of sales	$(1)	$(3)
Net investment hedge	5	$(39)	Other (income) expense, net	—	—
Total	$8	$(50)		$(1)	$(3)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2018	2017
Fair value hedges
Interest rate contracts	Net interest expense	$—	$(1)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$10	$(3)

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2018 and 2017.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2018	2017	in income statement	2018	2017
Cash flow hedges
Foreign exchange contracts	$1	$(24)	Cost of sales	$(11)	$(4)
Interest Rate contracts	—	(3)	Net interest expense	—	—
Net investment hedge	22	(70)	Other (income) expense, net	—	—
Total	$23	$(97)		$(11)	$(4)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2018	2017
Fair value hedges
Interest rate contracts	Net interest expense	$(4)	$(1)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(1)	$(7)

For the company’s fair value hedges, equal and offsetting gains of zero and $4 million were recognized in net interest expense in the third quarter and first nine months of 2018, respectively, and an equal and offsetting gain of $1 million was recognized in net interest expense in the third quarter and first nine months of 2017, respectively. Ineffectiveness related to the company’s cash flow and fair value hedges for all periods presented was not material.

As of September 30, 2018,  deferred, net after-tax gains on derivative instruments included in AOCI expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings, were immaterial.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2018.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other	$17	Accounts payable and accrued liabilities	$1
Foreign exchange contracts	Other long-term assets	$1	Other long-term liabilities	$—
Total derivative instruments designated as hedges		$18		$1
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	$—	Accounts payable and accrued liabilities	$1
Total derivative instruments		$18		$2

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

	September 30, 2018		December 31, 2017
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$18	$2	$19	$4
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(2)	(2)	(4)	(4)
Total	$16	$—	$15	$—

Fair value measurements

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed consolidated balance sheets.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$18	$—	$18	$—
Marketable equity securities	6	6	—	—
Total assets	$24	$6	$18	$—
Liabilities
Foreign currency hedges	$2	$—	$2	$—
Contingent payments related to acquisitions	32	—	—	32
Total liabilities	$34	$—	$2	$32

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency hedges	$15	$—	$15	$—
Interest rate hedges	4	—	4	—
Marketable equity securities	8	8	—	—
Total assets	$27	$8	$19	$—
Liabilities
Foreign currency hedges	$4	$—	$4	$—
Contingent payments related to acquisitions	9	—	—	9
Total liabilities	$13	$—	$4	$9

As of September 30, 2018, cash and equivalents of $2.9 billion included money market funds of approximately $1.3 billion, and as of December 31, 2017, cash and equivalents of $3.4 billion included money market funds of approximately $0.7 billion. Money market funds are considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of milestone payments and sales-based payments, and are valued using discounted cash flow techniques. The fair value of milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increase or expectation of timing of payment is accelerated. The change in the liability for contingent payments related to Baxter’s acquisitions, which use significant unobservable inputs (Level 3) in the fair value measurement, were primarily driven by new contingent liabilities recognized as a result of the RECOTHROM and PREVELEAK acquisitions of approximately $21 million in the first nine months of 2018.

Equity investments not measured at fair value and excluded from the above table are comprised of other equity investments without readily determinable fair values of $39 million at September 30, 2018 and $43 million at December 31, 2017. These amounts are included in Other assets.

The following table provides information relating to the company’s investments in marketable equity securities.

(in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2018	$8	$—	$2	$6
December 31, 2017	$8	$—	$—	$8

In the first quarter of 2017, the company recorded an other-than-temporary impairment charge related to a marketable equity security of $4 million within other (income) expense, net.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value in the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the approximate fair values as of September 30, 2018 and December 31, 2017.

	Book values		Approximate fair values
(in millions)	2018	2017	2018	2017
Liabilities
Current maturities of long-term debt and lease obligations	$3	$3	$3	$3
Long-term debt and lease obligations	3,485	3,509	3,467	3,595

The following tables summarize the bases used to measure the approximate fair value of the financial instruments as of September 30, 2018 and December 31, 2017.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	3,467	—	3,467	—
Total liabilities	$3,470	$—	$3,470	$—

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Current maturities of long-term debt and lease obligations	$3	$—	$3	$—
Long-term debt and lease obligations	3,595	—	3,595	—
Total liabilities	$3,598	$—	$3,598	$—

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

11. RETIREMENT AND OTHER BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to the company’s pension and other postemployment benefit (OPEB) plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Pension benefits
Service cost	$23	$23	$70	$68
Interest cost	45	46	136	136
Expected return on plan assets	(78)	(75)	(235)	(220)
Amortization of net losses and other deferred amounts	24	42	72	123
Net periodic pension benefit cost	$14	$36	$43	$107
OPEB
Service cost	$—	$—	$—	$—
Interest cost	2	2	6	6
Amortization of net loss and prior service credit	(6)	(7)	(18)	(20)
Net periodic OPEB cost	$(4)	$(5)	$(12)	$(14)

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

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in shareholders’ equity that do not arise from transactions with shareholders, and consists of net income, CTA, pension and other employee benefits, unrealized gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale equity securities. As a result of recent changes in accounting guidance related to available-for-sale equity securities, the unrealized gains and losses associated with these assets are no longer recognized in AOCI beginning January 1, 2018.  The following table is a net-of-tax summary of the changes in AOCI by component for the nine months ended September 30, 2018 and 2017.

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale securities	Total
Gains (losses)
Balance as of December 31, 2017	$(3,013)	$(981)	$(10)	$3	$(4,001)
Adoption of new accounting standard	—	—	—	(3)	(3)
Other comprehensive income before reclassifications	(332)	45	1	—	(286)
Amounts reclassified from AOCI (a)	—	44	7	—	51
Net other comprehensive income (loss)	(332)	89	8	—	(235)
Balance as of September 30, 2018	$(3,345)	$(892)	$(2)	$—	$(4,239)

(in millions)	CTA	Pension and other employee benefits	Hedging activities	Available- for-sale- securities	Total
Gains (losses)
Balance as of December 31, 2016	$(3,438)	$(1,122)	$3	$1	$(4,556)
Other comprehensive income before reclassifications	501	(25)	(19)	1	458
Amounts reclassified from AOCI (a)	29	69	3	3	104
Net other comprehensive income (loss)	530	44	(16)	4	562
Balance as of September 30, 2017	$(2,908)	$(1,078)	$(13)	$5	$(3,994)
(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2018 and 2017.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2018	Nine months ended September 30, 2018	Location of impact in income statement
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(18)	$(54)	Other (income) expense, net
	(18)	(54)	Total before tax
	4	10	Income tax (benefit) expense
	$(14)	$(44)	Net of tax
Losses on hedging activities
Foreign exchange contracts	$(1)	$(11)	Cost of sales
	(1)	(11)	Total before tax
	1	4	Income tax (benefit) expense
	$—	$(7)	Net of tax
Total reclassification for the period	$(14)	$(51)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2017	Nine months ended September 30, 2017	Location of impact in income statement
Translation adjustments
Loss on Venezuela deconsolidation	$—	$(29)	Other (income) expense, net
	—	(29)	Total before tax
	—	—	Income tax (benefit) expense
	$—	$(29)	Net of tax
Amortization of pension and other employee benefits items
Actuarial losses and other (b)	$(35)	$(103)	Other (income) expense, net
	(35)	(103)	Total before tax
	12	34	Income tax (benefit) expense
	$(23)	$(69)	Net of tax
Losses on hedging activities
Foreign exchange contracts	$(3)	$(4)	Cost of sales
	(3)	(4)	Total before tax
	1	1	Income tax (benefit) expense
	$(2)	$(3)	Net of tax
Available-for-sale-securities
Other-than-temporary impairment of equity securities	$—	$(4)	Other (income) expense, net
	—	(4)	Total before tax
	—	1	Income tax (benefit) expense
	$—	$(3)	Net of tax
Total reclassification for the period	$(25)	$(104)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 11.

Refer to Note 10 for additional information regarding hedging activity and Note 11 for additional information regarding the amortization of pension and other employee benefits items.

13. INCOME TAXES

Effective tax rate

The company’s effective income tax rate for continuing operations was (34.0)% and 14.5% in the third quarters of 2018 and 2017, respectively, and (2.2)% and 15.0% in the nine months ended September 30, 2018 and 2017, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended September 30, 2018 was benefitted from an adjustment to the Tax Cuts and Job Act of 2017 (the 2017 Tax Act) provisional amounts as permitted by Staff Accounting Bulletin 118. Specifically, the company released a $200 million valuation allowance related to the company’s U.S. foreign tax credit deferred tax assets.  The company continues to evaluate the 2017 Tax Act along with regulations and guidance issued by the Internal Revenue Service and will complete the accounting for the initial impact of the 2017 Tax Act by the end of 2018.  The effective income tax rate for continuing operations during the nine months ended September 30, 2018 was further benefitted from a settlement of a 2008 through 2010 transfer pricing Competent Authority proceeding between the U.S. and Germany, the reversal of a foreign valuation allowance as a result of continued profit improvements, receipt of tax free income from the settlement of Claris contingent matters (as described in Note 6), and adjustments of state income tax provisional amounts related to the 2017 Tax Act toll charge. In addition, windfall benefits realized from stock option exercises and vesting of RSUs associated with the company’s stock compensation programs favorably impacted the effective tax rate by approximately 3.0 percentage points. Partially offsetting the foregoing benefits was interest on the reserve for uncertain tax benefits (UTPs), the revaluation of Swedish net deferred tax assets, and some miscellaneous transfer pricing UTP accruals.

The company, while not expecting to be subject to a tax charge under the 2017 Tax Act Global Intangible Low Tax Income (GILTI) provisions, elects to recognize this tax as a period cost.

14. LEGAL PROCEEDINGS

Baxter is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is recorded. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2018 and December 31, 2017, the company’s total recorded reserves with respect to legal matters were $30 million and $41 million, respectively, and there were no related receivables.

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

Environmental

Baxter is involved as a potentially responsible party (PRP) for environmental clean-up costs at seven Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, Baxter is involved in an ongoing voluntary environmental remediation associated with historic operations at the company’s Irvine, California, United States, facility. As of September 30, 2018 and December 31, 2017, environmental reserves of approximately $19 million and $21 million, respectively, were established to address these specific estimated potential liabilities.  Such reserves are undiscounted and do not include anticipated recoveries, if any, from insurance companies. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

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

In November 2016, a purported antitrust class action complaint seeking monetary and injunctive relief was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions. Similar parallel actions subsequently were filed. In January 2017, a single consolidated complaint covering these matters was filed in the Northern District of Illinois. On July 5, 2018, the court granted the company’s motion to dismiss the consolidated complaint (which had been previously filed in February 2017) without prejudice.  The plaintiffs filed an amended complaint on September 6, 2018.

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

15. SEGMENT INFORMATION

In 2017, Baxter announced a change in its commercial structure to improve performance, optimize costs, increase speed in the decision-making process and drive improved accountability across the company. As a result, the company now reports its financial performance based on its new segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Segment results for the three and nine months ended September 30, 2017 have been recast to conform to the current year presentation.

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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of the company’s debt and cash and equivalents and related net interest expense, foreign exchange rate fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, certain research and development costs, certain Global Business Unit (GBU) support costs, stock compensation expense, nonstrategic investments and related income and expense, certain employee benefit plan costs as well as certain gains, losses, and other charges (such as business optimization, integration and separation-related costs, and asset impairments). The company’s chief operating decision maker does not receive any asset information by operating segment and, accordingly, the company does not report asset information by operating segment.Financial information for the company’s segments is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net sales
Americas	$1,497	$1,458	$4,464	$4,264
EMEA	707	682	2,189	1,979
APAC	563	567	1,633	1,544
Total net sales	$2,767	$2,707	$8,286	$7,787
Operating Income
Americas	$624	$583	$1,809	$1,671
EMEA	166	146	479	414
APAC	139	134	387	371
Total segment operating income	$929	$863	$2,675	$2,456

The following is a reconciliation of segment operating income to income from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Total segment operating income	$929	$863	$2,675	$2,456
Corporate and other	(544)	(563)	(1,474)	(1,456)
Total operating income	385	300	1,201	1,000
Net interest expense	11	14	34	41
Other (income) expense, net	(32)	(4)	(81)	35
Income from continuing operations before income taxes	$406	$290	$1,248	$924

Net Sales by GBU

The following table represents net sales by GBU.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Renal Care [1]	$910	$896	$2,709	$2,539
Medication Delivery [2]	652	679	2,009	2,026
Pharmaceuticals [3]	519	498	1,552	1,375
Clinical Nutrition [4]	218	223	662	651
Advanced Surgery [5]	200	175	586	521
Acute Therapies [6]	122	112	380	330
Other [7]	146	124	388	345
Total Baxter	$2,767	$2,707	$8,286	$7,787

1	Renal Care includes sales of the company’s peritoneal dialysis (PD) and hemodialysis (HD) and additional dialysis therapies and services.
2	Medication Delivery includes sales of the company’s IV therapies, infusion pumps, administration sets and drug reconstitution devices.
3	Pharmaceuticals includes sales of the company’s premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
4	Clinical Nutrition includes sales of the company’s parenteral nutrition (PN) therapies.
5	Advanced Surgery includes sales of the company’s biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
6	Acute Therapies includes sales of the company’s continuous renal replacement therapies (CRRT) and other organ support therapies focused in the ICU.
7	Other includes sales primarily from the company’s pharmaceutical partnering business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the company’s Current Report on Form 8-K filed with the SEC on August 23, 2018 (2017 Annual Report), which revised and superseded the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report on Form 10-K for the year ended December 31, 2017, for management’s discussion and analysis of the financial condition and results of operations of the company. The following is management’s discussion and analysis of the financial condition and results of operations of the company for the three and nine months ended September 30, 2018.

RESULTS OF OPERATIONS

Baxter’s income from continuing operations for the three and nine months ended September 30, 2018 totaled $544 million, or $1.00 per diluted share and $1,276 million, or $2.33 per diluted share, compared to $248 million, or $0.45 per diluted share, and $785 million, or $1.42 per diluted share, for the three and nine months ended September 30, 2017. Income from continuing operations for the three and nine months ended September 30, 2018 included special items which increased income from continuing operations by $108 million and $31 million, respectively, or $0.20 and $0.06 per diluted share, respectively, as further discussed below. Income from continuing operations for the three and nine months ended September 30, 2017 included special items which decreased income from continuing operations by $108 million and $237 million, respectively, or $0.19 and $0.42 per diluted share, respectively, as further discussed below.

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of continuing operations for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Gross Margin
Intangible asset amortization expense	$(42)	$(38)	$(127)	$(112)
Business optimization items [1]	(21)	(12)	(30)	(42)
Acquisition and integration expenses [4]	(7)	(4)	(16)	(4)
Litigation ⁶	—	—	(8)	—
Product-related items [8]	3	(21)	3	(17)
Separation-related costs [2]	—	—	—	(1)
Hurricane Maria benefits (costs) [9]	23	(21)	23	(21)
Total Special Items	$(44)	$(96)	$(155)	$(197)
Impact on Gross Margin Ratio	(1.6 pts)	(3.6 pts)	(1.9 pts)	(2.5 pts)
Marketing and Administrative Expenses
Business optimization items [1]	$59	$39	$122	$74
Separation-related costs [2]	—	2	—	16
Acquisition and integration expenses [4]	4	11	14	16
Historical reserve adjustments [3]	—	—	—	(12)
Litigation ⁶	—	—	2	—
Total Special Items	$63	$52	$138	$94
Impact on Marketing and Administrative Expense Ratio	2.3 pts	1.9 pts	1.7 pts	1.2 pts
Research and Development Expenses
Business optimization items [1]	$10	$1	$23	$—
European medical devices regulation [10]	3	—	3	—
Total Special Items	$13	$1	$26	$—
Claris Settlement
Claris settlement ⁵	$—	$—	$(80)	$—
Total Special Items	$—	$—	$(80)	$—
Other (Income) Expense, Net
Venezuela deconsolidation [7]	$—	$—	$—	$33
Total Special Items	$—	$—	$—	$33
Income Tax (Benefit) Expense
Impact of special items [11]	$(228)	$(41)	$(270)	$(87)
Total Special Items	$(228)	$(41)	$(270)	$(87)
Impact on Effective Tax Rate	51.1 pts	4.4 pts	18.5 pts	3.1 pts

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

[1]

The company’s results in the third quarter of 2018 included a charge of $90 million related to business optimization initiatives. This included a charge of $63 million related to restructuring activities, $24 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $3 million of accelerated depreciation associated with facilities to be closed. The $63 million of restructuring included $58 million of employee termination costs, $4 million related to contract termination and other costs and $1 million related to asset impairments.

The company’s results in the first nine months of 2018 included a charge of $175 million related to business optimization initiatives. This included a charge of $96 million related to restructuring activities, $74 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $5 million of accelerated depreciation associated with facilities to be closed. The $96 million of restructuring included $86 million of employee termination costs, $6 million related to contract termination and other costs and $4 million related to asset impairments.

The company's results in the third quarter of 2017 included a charge of $52 million related to business optimization initiatives. This included a charge of $31 million related to restructuring activities, $21 million of costs to implement business optimization programs which primarily included external consulting and project employee costs. The $31 million of restructuring charges were comprised of employee termination costs.

The company's results in the first nine months of 2017 included a net charge of $116 million related to business optimization initiatives. This included a net charge of $50 million related to restructuring activities, $58 million of costs to implement business optimization programs which primarily included external consulting and project employee costs, and $8 million of accelerated depreciation associated with facilities to be closed. The $50 million of net restructuring included $40 million of employee termination costs, $5 million related to contract termination costs, and $5 million of asset impairment charges primarily related to facility closures.

[2]	The company's results in 2017 included costs incurred related to the Baxalta separation totaling $2 million in the third quarter and $17 million in the first nine months.
[3]	The company's results in the first nine months of 2017 included a benefit of $12 million related to an adjustment to the company's historical rebates and discounts reserve.
[4]

The company’s results in 2018 included acquisition and integration costs related to the company’s acquisitions of Claris Injectables Limited (Claris) and the RECOTHROM and PREVELEAK products of $11 million in the third quarter and $30 million in the first nine months.  The company’s results in the third quarter and first nine months of 2017 included acquisition and integration costs of $15 million and $20 million, respectively, related to the company’s acquisition of Claris.

[5]	The company’s results in 2018 included a benefit of $80 million for the February 2018 settlement of certain claims related to the acquired operations of Claris.
[6]	The company’s results in 2018 included a charge of $10 million related to certain product litigation.
[7]	The company’s results in 2017 included a charge of $33 million related to the deconsolidation of its Venezuelan operations.
[8]

The company’s results in 2018 included a net benefit of $3 million related to an adjustment to its accrual for SIGMA SPECTRUM infusion pump inspection and remediation activities. The company’s results in the third quarter and first nine months of 2017 included a net charge of $21 million and $17 million, respectively, related to SIGMA SPECTRUM infusion pump inspection and remediation activities, partially offset by a benefit related to an adjustment to historical product reserves.

[9]

The company’s results in 2018 included a benefit of $23 million related to insurance recoveries as a result of losses incurred due to Hurricane Maria. The company’s results in 2017 included a charge of $21 million related to the impact of Hurricane Maria on the company’s operations in Puerto Rico.  The costs primarily included inventory and fixed asset impairments as well as idle facility costs.

[1][0]

The company’s results in 2018 included costs of $3 million specific to updating its quality systems and product labeling to comply with the new medical device reporting regulations and other requirements of the European Union’s regulations for medical devices that will become effective in 2020.

11       Reflected in this item is the tax impact of the special items identified in this table as well as a benefit of $200 million in the third quarter and $208 million in the first nine months of 2018 related to an update to the estimated impact of U.S. federal tax reform previously made by the company. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.

NET SALES

	Three months ended
	September 30,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Acquisitions
United States	$1,194	$1,148	4%	4%	(1)%	2%
International	1,573	1,559	1%	2%	0%	0%
Total net sales	$2,767	$2,707	2%	3%	0%	1%

	Nine months ended
	September 30,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Acquisitions
United States	$3,551	$3,382	5%	5%	(1)%	3%
International	4,735	4,405	7%	3%	0%	1%
Total net sales	$8,286	$7,787	6%	4%	0%	1%

Foreign currency unfavorably impacted net sales by 1 percentage point during the third quarter of 2018 compared to the prior period principally due to the strengthening of the U.S. dollar relative to the Mexican Peso, Australian Dollar and Brazilian Real.  Foreign currency favorably impacted net sales by 2 percentage points during the first nine months of 2018, compared to the prior period principally due to the weakening of the U.S. dollar relative to the Euro, British Pound and Chinese Yuan partially offset by the strengthening of the U.S. dollar relative to the Brazilian Real.

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

On July 27, 2017, Baxter completed the acquisition of Claris, a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of $629 million, net of cash acquired. The Claris acquisition contributed $38 million and $107 million, respectively, of net sales for the three and nine months ended September 30, 2018, and $27 million of net sales for the three and nine months ended September 30, 2017.

On March 19, 2018, Baxter acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. The purchase price includes cash payments of $163 million and potential contingent payments in the future.  In the three and nine months ended September 30, 2018, consolidated Baxter results include $14 million and $31 million, respectively, of net sales of RECOTHROM and PREVELEAK.

Global Business Unit Net Sales Reporting

The company’s global business units (GBUs) include the following:

•	Renal Care includes sales of the company’s peritoneal dialysis (PD) and hemodialysis (HD) and additional dialysis therapies and services.
•	Medication Delivery includes sales of the company’s IV therapies, infusion pumps, administration sets and drug reconstitution devices.
•	Pharmaceuticals includes sales of the company’s premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
•	Clinical Nutrition includes sales of the company’s parenteral nutrition (PN) therapies.
•	Advanced Surgery includes sales of the company’s biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
•	Acute Therapies includes sales of the company’s continuous renal replacement therapies (CRRT) and other organ support therapies focused in the ICU.
•	Other includes sales primarily from the company’s pharmaceutical partnering business.

The following is a summary of net sales by GBU.

	Three months ended September 30,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Acquisitions
Renal Care	$910	$896	2%	3%	0%	0%
Medication Delivery	652	679	(4)%	(3)%	0%	0%
Pharmaceuticals	519	498	4%	5%	(2)%	2%
Clinical Nutrition	218	223	(2)%	(2)%	0%	0%
Advanced Surgery	200	175	14%	15%	0%	8%
Acute Therapies	122	112	9%	10%	0%	0%
Other	146	124	18%	17%	0%	0%
Total Baxter	$2,767	$2,707	2%	3%	0%	1%

	Nine months ended September 30,		Percent change
(in millions)	2018	2017	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide	Acquisitions
Renal Care	$2,709	$2,539	7%	4%	0%	0%
Medication Delivery	2,009	2,026	(1)%	(2)%	0%	0%
Pharmaceuticals	1,552	1,375	13%	11%	(3)%	6%
Clinical Nutrition	662	651	2%	(2)%	0%	0%
Advanced Surgery	586	521	12%	10%	0%	6%
Acute Therapies	380	330	15%	11%	0%	0%
Other	388	345	12%	9%	0%	0%
Total Baxter	$8,286	$7,787	6%	4%	0%	1%

Renal Care net sales increased 2% and 7%, respectively, during the third quarter and first nine months of 2018. Excluding the impact of foreign currency, net sales increased 3% and 4%, respectively, during the third quarter and first nine months of 2018, driven by global growth in the PD business as well as increased sales in the HD business.

Medication Delivery net sales decreased 4% and 1%, respectively, during the third quarter and first nine months of 2018. Excluding the impact of foreign currency, net sales decreased 3% and 2%, respectively, during the third quarter and first nine months of 2018. Net sales were impacted by supply constraints associated with the company’s small volume parenterals (SVPs) due to Hurricane Maria. As a result of those supply constraints, some customers have changed their protocols for use of these products and some others shifted to competitive products.  In addition, sales declined in the third quarter in the U.S. for the company’s large volume parenterals (LVPs) due to the impact of distributor destocking.  Demand was higher in the first five months of 2018 as customers increased purchases due to industry-wide supply challenges and an intense flu season.

Pharmaceuticals net sales increased 4% during the third quarter of 2018. Excluding the impact of foreign currency, net sales increased 5% in the third quarter. The increase during the quarter was a result of the benefit from the acquisition of Claris, strength in the anesthesia business and increased sales of the company’s premixed injectables.  The acquisition of Claris in 2017 contributed $38 million of net sales in the third quarter of 2018 compared to $27 million of net sales in the third quarter of 2017. Partially offsetting the increase in the quarter was reduced sales of BREVIBLOC and U.S. cyclophosphamide and a one-time benefit from an early contract settlement in the prior year. Sales of U.S. cyclophosphamide decreased from $47 million in the third quarter of 2017 to $40 million in the third quarter of 2018. The company continues to expect future sales of BREVIBLOC and U.S. Cyclophosphamide to be negatively impacted due to additional competition entering the market.  Pharmaceuticals net sales increased 13% during the nine months ended September 30, 2018. Excluding the impact of foreign currency, net sales increased 11% in the nine months ended September 30, 2018. The increase was a result of the benefit from the acquisition of Claris, increased sales of the company’s premixed injectables and increased sales of BREVIBLOC due to competitive supply constraints.  The acquisition of Claris in 2017 contributed $107 million of net sales for the nine months ended September 30, 2018 compared to $27 million of net sales for the nine months ended September 30, 2017. Partially offsetting the increase in the first nine months of 2018 was reduced sales of U.S. cyclophosphamide. Sales of U.S. cyclophosphamide decreased from $143 million for the nine months ended September 30, 2017 to $127 million for the nine months ended September 30, 2018. Additionally offsetting the increase was a reduction in net sales for TransDerm Scop in the first quarter of 2018 due to a temporary supply disruption for an alternative product in the prior year, a reduction in U.S. sales due to the impact of Hurricane Maria in the first quarter of 2018 and a one-time benefit from an early contract settlement in the third quarter of 2017.

Clinical Nutrition net sales decreased 2% during the third quarter of 2018 and increased 2% during the first nine months of 2018. Excluding the impact of foreign currency, net sales decreased 2% during the third quarter and first nine months of 2018, respectively. Results were driven by improved volumes internationally for the company’s nutritional therapies offset by the impact of Hurricane Maria related supply constraints which resulted in some customers in the U.S. changing protocols for parenteral nutritional therapies or shifting to outsourced nutrition compounding centers and competitive products.

Advanced Surgery net sales increased 14% and 12%, respectively, during the third quarter and first nine months of 2018. Excluding the impact of foreign currency, net sales increased 15% and 10% in the third quarter and first nine months of 2018, respectively, primarily driven by the acquisition of RECOTHROM and PREVELEAK from Mallinckrodt, which contributed $14 million and $31 million of net sales in the third quarter and first nine months of 2018, respectively, and improved sales for the company’s core hemostats and sealants.

Acute Therapies net sales increased 9% and 15%, respectively, during the third quarter and first nine months of 2018. Excluding the impact of foreign currency, net sales increased 10% and 11% in the third quarter and first nine months of 2018, respectively, due to higher demand for the company’s CRRT systems and a benefit from an intense flu season in the first quarter.

Other net sales increased 18% and 12%, respectively, during the third quarter and first nine months of 2018. Excluding the impact of foreign currency, net sales increased 17% and 9% in the third quarter and first nine months of 2018, respectively, due primarily to favorable performance in the company’s contract manufacturing businesses.

Gross Margin and Expense Ratios

	Three months ended			Nine months ended
	September 30,			Sept 30,
(as a percentage of net sales)	2018	2017	Change	2018	2017	Change
Gross margin	44.7%	41.7%	3.0 pts	43.3%	42.5%	0.8 pts
Marketing and administrative expenses	24.8%	25.1%	(0.3 pts)	24.0%	24.1%	(0.1 pts)

Gross Margin

The special items identified above had an unfavorable impact of approximately 1.6 and 1.9 percentage points on the gross margin ratio in the third quarter and first nine months of 2018, respectively.  The unfavorable impact was 3.6 and 2.5 percentage points in the third quarter and first nine months of 2017, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio increased in the third quarter of 2018 from the prior-year period primarily due to favorable product mix and manufacturing efficiencies partially offset by the negative impact of foreign exchange rates.  During the first nine months of 2018, the gross margin ratio increased primarily due to favorable product mix and manufacturing efficiencies, partially offset by the negative impact of foreign exchange rates, incremental supply chain costs the company absorbed during the first nine months of 2018 and the impact of lost sales due to Hurricane Maria in the first quarter of 2018.

Marketing and Administrative Expenses

The special items identified above had an unfavorable impact of approximately 2.3 and 1.7 percentage points on the marketing and administrative expense ratio in the third quarter and first nine months of 2018, respectively.  The unfavorable impact was 1.9 and 1.2 percentage points in the third quarter and first nine months of 2017, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the marketing and administrative expenses ratio in the third quarter and first nine months of 2018 declined due to the actions taken by the company to rebase its cost structure and focus on expense management. These savings were partially offset by decreased benefits to the marketing and administrative expenses ratio from lower transition service income (approximately 40 and 50 basis points in the three and nine months ended September 30, 2018, respectively), as the agreement with Baxalta for these services terminated as of July 1, 2018, and increased freight expenses as the company works to ensure adequate product availability to meet customer needs (approximately 5 and 15 basis points in the three and nine months ended September 30, 2018, respectively).  In addition, the change in the estimated useful life of the company’s ERP systems contributed to the reduction in the marketing and administrative expense ratio in the third quarter and first nine months of 2018 (approximately 20 basis points in the three and nine months ended September 30, 2018).

Research and Development

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
(in millions)	2018	2017	change	2018	2017	change
Research and development expenses	$166	$150	11%	$480	$432	11%
As a percentage of net sales	6.0%	5.5%		5.8%	5.5%

The special items identified above had an unfavorable impact of approximately $13 million and $26 million in the third quarter and first nine months of 2018, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, research and development expenses increased in the third quarter of 2018 as a result of an increase in project-related expenditures.

Business Optimization Items

Beginning in the second half of 2015, the company initiated actions to transform its cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through September 30, 2018, the company has incurred pretax costs of $751 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. The company expects to incur additional pretax costs of approximately $130 million and capital expenditures of $50 million related to these initiatives substantially by the end of 2020. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. These actions in the aggregate are expected to provide future annual pretax savings of approximately $1.2 billion. The savings from these actions will impact cost of sales, marketing and administrative expenses, and research and development expenses. Approximately 80 percent of the expected annual pretax savings are expected to be realized by the end of 2018, with the remainder by the end of 2020. Refer to Note 9 in Item 1 for additional information regarding the company’s business optimization initiatives.

Net Interest Expense

Net interest expense was $11 million and $34 million in the third quarter and first nine months of 2018, respectively, and $14 million and $41 million in the third quarter and first nine months of 2017, respectively. The decrease in the third quarter and first nine months of 2018 was primarily driven by higher interest income earned in the quarter as a result of favorable interest rates.

Other (Income) Expense, Net

Other (income) expense, net was income of $32 million and $81 million in the third quarter and first nine months of 2018, respectively, and income of $4 million and expense of $35 million in the third quarter and first nine months of 2017, respectively. The change was a result of a net pension benefit of $13 million and $39 million, respectively, in the third quarter and first nine months of 2018, as compared to a net pension expense of $8 million and $25 million, respectively, in the third quarter and first nine months of 2017. The benefit in the current year was primarily driven by reduced amortization expense as a result of the changes in the company’s U.S. pension plans that were announced in January 2018. Refer to Note 11 within Item 1 for additional information regarding the U.S. pension changes. Additionally, in the third quarter and first nine months of 2018, the company recognized higher income from foreign currency fluctuations principally related to intercompany receivables, payables and monetary assets denominated in a foreign currency, compared to the prior year periods. Special items during the periods presented included the $33 million loss on the deconsolidation of the company’s Venezuelan subsidiary in the second quarter of 2017.

Income Taxes

The company’s effective income tax rate for continuing operations was (34.0)% and 14.5% in the third quarter and (2.2)% and 15.0% for the first nine months of 2018 and 2017, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective income tax rate for continuing operations during the three months ended September 30, 2018 was benefitted from an adjustment to the Tax Cuts and Job Act of 2017 (the 2017 Tax Act) provisional amounts as permitted by Staff Accounting Bulletin 118. Specifically, the company released a $200 million valuation allowance related to the company’s U.S. foreign tax credit deferred tax assets.  The company continues to evaluate the 2017 Tax Act along with regulations and guidance issued by the Internal Revenue Service and will complete the accounting for the initial impact of the 2017 Tax Act by the end of 2018.  The effective income tax rate for continuing operations during the nine months ended September 30, 2018 was further benefitted from a settlement of a 2008 through 2010 transfer pricing Competent Authority proceeding between the U.S. and Germany, the reversal of a foreign valuation allowance as a result of continued profit improvements, receipt of tax free income from the settlement of Claris contingent matters (as described in Note 6), and adjustments of state income tax provisional amounts related to the 2017 Tax Act toll charge. In addition, windfall benefits realized from stock option exercises and vesting of RSUs associated with the company’s stock compensation programs favorably impacted the effective tax rate by approximately 3.0 percentage points.  Partially offsetting the foregoing benefits was interest on the reserve for uncertain tax benefits (UTPs), the revaluation of Swedish net deferred tax assets, and some miscellaneous transfer pricing UTP accruals.

The 2017 Tax Act lowered the U.S. Federal rate from 35% to 21% and generally exempts foreign income from U.S. taxation. The benefit from the reduction of the U.S. Federal rate on U.S. income and the ability to repatriate foreign earnings exempt from U.S. Federal tax was almost wholly offset by additional tax charges related to the 2017 Tax Act. These charges included the disallowance of salary deductions in excess of $1 million for certain highly paid executives, including stock compensation, as well as lost tax benefits from the allocations of certain U.S. expenses to exempt foreign income.  The company’s tax provision for the first nine months of 2018 does not include any tax charge related to either the Global Intangible Low Taxed Income (GILTI) or Base Erosion Anti-Abuse Tax (BEAT) provisions as the company does not believe that it is subject to either.

The company continues to refine its 2017 Tax Act provisional amounts. Additionally, the company continues to evaluate the potential impact of the 2017 Tax Act’s GILTI and BEAT provisions.  The company, while not expecting to be subject to a tax charge under the 2017 Tax Act GILTI provisions, elects to recognize this tax as a period cost.

The company continues to evaluate other accounting elections related to the 2017 Tax Act and expects to complete its provisional accounting within the one-year measurement period.

Income from Continuing Operations and Earnings per Diluted Share

Income from continuing operations was $544 million and $248 million for the three months ended September 30, 2018 and 2017, respectively, and $1,276 million and $785 million for the nine months ended September 30, 2018 and 2017, respectively. Income from continuing operations per diluted share was $1.00 and $0.45 for the three months ended September 30, 2018 and 2017, respectively, and $2.33 and $1.42 for the nine months ended September 30, 2018 and 2017, respectively. The significant factors and events contributing to the changes are discussed above.

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

	Net sales				Operating income
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Americas	$1,497	$1,458	$4,464	$4,264	$624	$583	$1,809	$1,671
EMEA	707	682	2,189	1,979	166	146	479	414
APAC	563	567	1,633	1,544	139	134	387	371
Corporate and other	—	—	—	—	(544)	(563)	(1,474)	(1,456)
Total	$2,767	$2,707	$8,286	$7,787	$385	$300	$1,201	$1,000

Americas

Segment operating income was $624 million and $1,809 million, respectively, in the third quarter and the first nine months of 2018 and $583 million and $1,671 million, respectively, in the third quarter and first nine months of 2017. The increase in 2018 was primarily driven by increased net sales and gross margin as a result of the Claris and RECOTHROM and PREVELEAK acquisitions, higher sales of BREVIBLOC due to its use as a substitute product during a market shortage and higher net sales related to premix injectables. Also, driving performance during the quarter and first nine months of 2018 was improved performance in Renal Care, driven primarily by PD growth, and Acute Therapies. Negatively impacting performance in the first nine months of 2018 was the impact of Hurricane Maria.

EMEA

Segment operating income was $166 million and $479 million, respectively, in the third quarter and the first nine months of 2018 and $146 million and $414 million, respectively, in the third quarter and first nine months of 2017. The increase in 2018 was primarily driven by higher net sales across multiple GBUs, and improved margins primarily as a result of product mix.

APAC

Segment operating income was $139 million and $387 million, respectively, in the third quarter and the first nine months of 2018 and $134 million and $371 million, respectively, in the third quarter and first nine months of 2017. Results in 2018 were primarily driven by higher sales, primarily from China in the Renal Care and Clinical Nutrition GBUs.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flows for the nine month periods ended September 30, 2018 and 2017.

	Nine months ended
	September 30,
(in millions)	2018	2017
Cash flows from operations - continuing operations	$1,341	$1,343
Cash flows from investing activities	(715)	(1,088)
Cash flows from financing activities	(1,095)	391

Cash Flows from Operations — Continuing Operations

Operating cash flows from continuing operations were essentially unchanged during the first nine months of 2018 as compared to the prior year period. The change was driven by the factors discussed below.

Net Income

Net income, as adjusted for certain non-cash items, such as depreciation and amortization, net periodic pension benefit and OPEB costs, stock compensation, deferred income taxes and other items increased in the nine months ended September 30, 2018 compared to 2017.

Accounts Receivable

Cash flows relating to accounts receivable decreased compared to the prior year. Days sales outstanding increased from 55.1 days to 55.8 days period over period.

Inventories

Changes in inventories had a negative impact on cash flows in the first nine months of 2018. The following is a summary of inventories as of September 30, 2018 and December 31, 2017, as well as annualized inventory turns for the first nine months of 2018 and 2017.

	Inventories		Annualized inventory turns for the nine
	September 30,	December 31,	months ended September 30,
(in millions, except inventory turn data)	2018	2017	2018	2017
Total company	$1,718	$1,475	3.4	3.9

Other

The changes in accounts payable and accrued liabilities were a $51 million outflow in the first nine months of 2018 compared to a $36 million outflow in the first nine months of 2017. The changes were primarily driven by the timing of supplier payments. Days payable outstanding increased to 57.7 days in the first nine months of 2018 compared to 49.9 days in the prior year.

Payments related to the execution of the company’s business optimization initiatives decreased from $114 million in the first nine months of 2017 to $72 million in the first nine months of 2018. Refer to Note 9 within Item 1 for further information regarding the company’s business optimization initiatives.

Changes in other balance sheet items include outflows of $96 million and $95 million in the first nine months of 2018 and 2017, respectively.  The change is driven by higher pension contributions in the first nine months of 2017 offset by higher infusion pump payments during the first nine months of 2018. Refer to Note 8 within Item 1 for further information regarding the company’s infusion pump charges.

Cash Flows from Investing Activities — Continuing Operations

Capital Expenditures

Capital expenditures were $468 million and $410 million in the first nine months 2018 and 2017, respectively. The company’s capital expenditures in 2018 were driven by targeted investments in projects to support production of PD and IV solutions.

Acquisitions and Investments

Cash outflows relating to acquisitions and investments of $255 million in the first nine months of 2018 were primarily driven by the $163 million acquisition of RECOTHROM and PREVELEAK from Mallinckrodt and the acquisition of two products from Celerity for $72 million. Cash outflows relating to acquisitions and investments of $680 million in the first nine months of 2017 were driven primarily by the acquisition of Claris and the acquisition of the rights to two products from Celerity.

Divestitures and Other Investing Activities

Cash inflows from divestitures and other investing activities in the first nine months of 2018 and 2017 were not significant.

Cash Flows from Financing Activities

Debt Issuances, Net of Payments of Obligations

Cash flows related to debt and other financing obligations for the first nine months of 2018 were insignificant. Net cash inflows related to debt and other financing obligations totaled $633 million for the first nine months of 2017 primarily due to the issuance of €600 million of senior notes at a fixed coupon rate of 1.30% due in May 2025.

Other Financing Activities

Cash dividend payments totaled $274 million and $228 million in the first nine months of 2018 and 2017, respectively. The increase in cash dividend payments was primarily due to an increase in the quarterly dividend rate from $0.13 to $0.16 per share for quarterly dividends declared between May 2017 and May 2018.  In addition, the company increased the quarterly dividend rate from $0.16 to $0.19 per share for quarterly dividends declared beginning May 2018.

Proceeds from stock issued under employee benefit plans decreased from $298 million in the first nine months of 2017 to $232 million in the first nine months of 2018, primarily due to decreased option exercises in the first nine months of 2018.

As authorized by the Board of Directors, the company repurchases its stock depending upon the company’s cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of the company’s common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016 and an additional $1.5 billion in February 2018. The company paid $1.0 billion in cash to repurchase approximately 14.9 million shares under this authority pursuant to Rule 10b5-1 plans in the first nine months of 2018 and had $1.6 billion remaining available under this authorization (as amended and after giving effect to stock repurchases) as of September 30, 2018.

Credit Facilities, Access to Capital and Credit Ratings

Credit Facilities

As of September 30, 2018, the company’s U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. As of September 30, 2018, the company was in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital

The company intends to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. The company had $2.9 billion of cash and equivalents as of September 30, 2018, with adequate cash available to meet operating requirements in each jurisdiction in which the company operates. The company invests its excess cash in certificates of deposit and money market funds, and diversifies the concentration of cash among different financial institutions.

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

The company continues to do business with foreign governments in certain countries, including Greece, Spain, Portugal and Italy, which have experienced a deterioration in credit and economic conditions. As of September 30, 2018, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $141 million.

While these economic conditions have not significantly impacted the company’s ability to collect receivables, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses.

Credit Ratings

The company’s credit ratings at September 30, 2018 were as follows.

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	A-	Baa1
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable

In the first quarter of 2018, Moody’s upgraded Baxter’s senior unsecured debt ratings from Baa2 to Baa1, and Fitch upgraded Baxter’s senior unsecured debt ratings from BBB+ to A-.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements in the 2017 Annual Report. Certain of the company’s accounting policies are considered critical, as these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2017 Annual Report. Excluding the paragraph below, there have been no significant changes in the company’s application of its critical accounting policies during the first nine months of 2018.

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

CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of the Claris acquisition. FDA completed the inspection, at which time FDA issued a related Form-483 (Claris 483). In July 2018, FDA issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).1 The Claris Warning Letter includes a number of observations across a variety of areas. The company submitted its response to the Claris Warning Letter in August 2018 and is continuing to implement corrective and preventive actions, which have included product recalls that are financially immaterial to the company, to address FDA’s observations as set forth in the Claris 483 or the Claris Warning Letter and other items identified in connection with integrating Claris into the company’s quality systems. The company is scheduled to have a Regulatory Meeting with the FDA on November 6, 2018.

In June 2013, the company received a Warning Letter from FDA regarding operations and processes at its North Cove, North Carolina and Jayuya, Puerto Rico facilities. The company attended Regulatory Meetings with the FDA regarding one or both of these facilities in October 2014, November 2015, July 2017, April 2018 and October 2018. The Warning Letter addresses observations related to Current Good Manufacturing Practice violations at the two facilities.

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
•

product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters (including the Claris Warning Letter), import bans, sanctions, seizures, litigation, or declining sales;

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

Currency Risk

The company is primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso and Swedish Krona. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit the company’s ability to cost-effectively hedge these exposures.

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2018 is 18 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs sensitivity analyses to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2018, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $13 million with respect to those contracts would decrease by $21 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2018 by replacing the actual exchange rates at September 30, 2018 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

The company’s operations in Argentina are reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of September 30, 2018, the company’s net monetary assets denominated in Argentine pesos are not significant.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2017 Annual Report. There were no significant changes during the quarter ended September 30, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxter carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxter’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2018. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2018.

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

With the exception of the above, there have been no changes in Baxter’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Baxter’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 and 2017 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.

Results of Review of Financial Statements

We have reviewed the condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries (the “Company”) as of September 30, 2018, and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes, appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2018, except with respect to our opinion on the consolidated financial statements insofar as it relates to the change in the manner in which the Company accounts for certain pension and postretirement net periodic benefit costs discussed in Note 1, as to which the date is August 23, 2018, which included a paragraph describing a change in the manner of accounting for certain pension and postretirement net periodic benefit costs in the 2017 financial statements, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

November 5, 2018

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 14 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about the company’s common stock repurchases during the three-month period ended September 30, 2018.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
July 1, 2018 through July 31, 2018	1,078,200	$74.28	1,078,200
August 1, 2018 through August 30, 2018	1,530,000	$71.80	1,530,000
September 1, 2018 through September 30, 2018	737,500	$76.51	737,500
Total	3,345,700	$73.64	3,345,700	$1,591,456,584

(1)

In July 2012, the company announced that its board of directors authorized the company to repurchase up to $2.0 billion of its common stock on the open market or in private transactions. The board of directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018. During the third quarter of 2018, the company repurchased 3.3 million shares pursuant to Rule 10b5-1 plans for $247 million under this program. $1.6 billion remained available under this program (as amended and after giving effect to stock repurchases) as of September 30, 2018. This program does not have an expiration date.

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: November 5, 2018	By:	/s/ James K. Saccaro
James K. Saccaro
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)