Form 10-Q
period 2019-03-31
BAXTER INTERNATIONAL INC
filed 2019-05-08
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4448

BAXTER INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	36-0781620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

224-948-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	BAX	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2019 was 510,168,467 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

		March 31,	December 31,
		2019	2018
Current assets	Cash and cash equivalents	$1,908	$1,832
	Accounts and other current receivables, net	1,802	1,812
	Inventories	1,751	1,653
	Prepaid expenses and other	626	622
	Total current assets	6,087	5,919
Property, plant and equipment, net		4,539	4,542
Goodwill		2,930	2,958
Other intangible assets, net		1,441	1,398
Operating lease right-of-use assets		517	—
Other		836	824
Total assets		$16,350	$15,641
Current liabilities	Short-term debt	$796	$2
	Current maturities of long-term debt and finance lease obligations	2	2
	Accounts payable and accrued liabilities	2,529	2,832
	Total current liabilities	3,327	2,836
Long-term debt and finance lease obligations		3,451	3,473
Operating lease liabilities		420	—
Other long-term liabilities		1,483	1,516
	Total liabilities	8,681	7,825
Equity	Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2019 and 2018	683	683
	Common stock in treasury, at cost, 173,447,198 shares in 2019 and 170,495,859 shares in 2018	(10,284)	(9,989)
	Additional contributed capital	5,839	5,898
	Retained earnings	15,970	15,626
	Accumulated other comprehensive (loss) income	(4,562)	(4,424)
	Total Baxter stockholders’ equity	7,646	7,794
	Noncontrolling interests	23	22
	Total equity	7,669	7,816
Total liabilities and equity		$16,350	$15,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended
	March 31,
	2019	2018
Net sales	$2,632	$2,677
Cost of sales	1,552	1,563
Gross margin	1,080	1,114
Selling, general and administrative expenses	600	622
Research and development expenses	129	140
Other operating income, net	(33)	(80)
Operating income	384	432
Net interest expense	18	12
Other income, net	(25)	(18)
Income before income taxes	391	438
Income tax expense	44	49
Net income	$347	$389
Net income per common share
Basic	$0.68	$0.72
Diluted	$0.66	$0.71
Weighted-average number of common shares outstanding
Basic	512	539
Diluted	522	551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended
	March 31,
	2019	2018
Net income	$347	$389
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $6 and ($7) for the three months ended March 31, 2019 and 2018, respectively	30	81
Pension and other postretirement benefits, net of tax expense of $3 and $13 for the three months ended March 31, 2019 and 2018, respectively	8	52
Hedging activities, net of tax expense (benefit) of ($5) and $1 for the three months ended March 31, 2019 and 2018, respectively	(15)	(5)
Total other comprehensive income, net of tax	23	128
Comprehensive income	$370	$517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

		Three months ended
		March 31,
		2019	2018
Cash flows from operations	Net income	$347	$389
	Adjustments to reconcile net income to net cash from operating activities:
	Depreciation and amortization	195	192
	Deferred income taxes	(6)	(33)
	Stock compensation	22	20
	Net periodic pension benefit and other postretirement costs	3	10
	Other	34	12
	Changes in balance sheet items
	Accounts and other current receivables, net	32	76
	Inventories	(82)	(56)
	Accounts payable and accrued liabilities	(310)	(103)
	Restructuring payments	(38)	(27)
	Other	(49)	(33)
	Cash flows from operations – continuing operations	148	447
	Cash flows from operations – discontinued operations	(6)	—
	Cash flows from operations	142	447
Cash flows from investing activities	Capital expenditures	(198)	(155)
	Acquisitions and investments	(109)	(219)
	Other investing activities, net	1	—
	Cash flows from investing activities	(306)	(374)
Cash flows from financing activities	Net increase in debt obligations with original maturities of three months or less	795	—
	Cash dividends on common stock	(101)	(87)
	Proceeds from stock issued under employee benefit plans	173	82
	Purchases of treasury stock	(597)	(522)
	Other financing activities, net	(32)	(18)
	Cash flows from financing activities	238	(545)
Effect of foreign exchange rate changes on cash and cash equivalents		2	25
Increase (decrease) in cash and cash equivalents		76	(447)
Cash and cash equivalents at beginning of period		1,832	3,394
Cash and cash equivalents at end of period		$1,908	$2,947

Supplemental schedule of non-cash activities
Decrease in liabilities for capital expenditures		$57	$25
Decrease in liability for treasury stock purchases		$11	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in millions)

	Three months ended
	March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Common stock
Balance, beginning and end of period	683	$683	683	$683
Common stock in treasury
Beginning of period	170	(9,989)	142	(7,981)
Purchases of common stock	8	(586)	8	(522)
Stock issued under employee benefit plans and other	(5)	291	(3)	149
End of period	173	(10,284)	147	(8,354)
Additional contributed capital
Beginning of period		5,898		5,940
Stock issued under employee benefit plans and other		(59)		(28)
End of period		5,839		5,912
Retained earnings
Beginning of period		15,626		14,483
Net income		347		389
Dividends declared on common stock		(98)		(86)
Stock issued under employee benefit plans		(66)		(36)
Adoption of new accounting standards		161		(16)
End of period		15,970		14,734
Accumulated other comprehensive income (loss)
Beginning of period		(4,424)		(4,001)
Other comprehensive income (loss)		23		128
Adoption of new accounting standards		(161)		(3)
End of period		(4,562)		(3,876)
Total Baxter stockholders’ equity		$7,646		$9,099
Noncontrolling interests
Beginning of period		$22		$(8)
Change in noncontrolling interests		1		2
End of period		$23		$(6)
Total equity		$7,669		$9,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we or our) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the current interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain reclassifications have been made to conform the prior period condensed consolidated statements to the current period presentation.

New Accounting Standards

Recently adopted accounting pronouncements

As of January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).  Under this guidance, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all operating leases, other than those that meet the definition of a short-term lease.  We adopted Topic 842 using the modified retrospective method.  We elected the following practical expedients when assessing the transition impact: i) not to reassess whether any expired or existing contracts as of the adoption date are or contain leases; ii) not to reassess the lease classification for any expired or existing leases as of the adoption date; and iii) not to reassess initial direct costs for any existing leases as of the adoption date. The adjustment to record operating lease right-of-use assets and operating lease liabilities was $502 million as of January 1, 2019. The impact to the condensed consolidated statements of income was not material and there was no net impact to the condensed consolidated statements of cash flows.

As of January 1, 2019, we adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities.  The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

As of January 1, 2019, we adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI).  As a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), this guidance provides for a reclassification of certain tax effects from AOCI to retained earnings.  The impact of the adoption of this standard was a $161 million increase to retained earnings.

2. REVENUES

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of our contracts have multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our global payment terms are typically between 30-90 days.

The majority of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our geographic segments including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. For a majority of these sales, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.

To a lesser extent, in all of our segments, we enter into other types of contracts including contract manufacturing arrangements, equipment leases, and certain subscription software and licensing arrangements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. Revenue is recognized over time when we are creating or enhancing an asset that the customer controls as the asset is created or enhanced or our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed.

On March 31, 2019, we had $9.3 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 20% of this amount as revenue over the remainder of 2019 and in each year between 2020 and 2022, 10% in 2023, and the remaining balance thereafter.

Significant Judgments

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for reserves related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized during the three months ended March 31, 2019 and 2018 related to performance obligations satisfied in prior periods was not material.

Contract Balances

The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable were $1.7 billion as of March 31, 2019 and December 31, 2018.

For contract manufacturing arrangements, revenue is primarily recognized throughout the production cycle, which typically lasts up to 90 days, resulting in the recognition of contract assets until the related services are completed and the customers are billed. Additionally, for arrangements containing a performance obligation to deliver software that can be used with medical devices, we recognize revenue upon delivery of the software, which results in the recognition of contract assets when customers are billed over time, generally over one to five years. Our contract asset balances totaled $73 million as of March 31, 2019, of which $34 million related to contract manufacturing services and $39 million related to software sales. Our contract asset balances totaled $80 million as of December 31, 2018, of which $33 million related to contract manufacturing services and $47 million related to software sales. Contract assets are presented within accounts and other receivables, net ($50 million as of March 31, 2019 and December 31, 2018) and other ($23 million and $30 million as of March 31, 2019 and December 31, 2018, respectively) in the accompanying condensed consolidated balance sheets. Contract liabilities as of March 31, 2019 and December 31, 2018 were not significant.

Disaggregation of Net Sales

The following tables disaggregate our net sales from contracts with customers by Global Business Unit (GBU) between the U.S. and international:

	Three months ended March 31, 2019
(in millions)	U.S.	International	Total
Renal Care [1]	$192	$659	$851
Medication Delivery [2]	406	228	634
Pharmaceuticals [3]	232	277	509
Clinical Nutrition [4]	77	128	205
Advanced Surgery [5]	120	78	198
Acute Therapies [6]	48	80	128
Other [7]	45	62	107
Total Baxter	$1,120	$1,512	$2,632

	Three months ended March 31, 2018
(in millions)	U.S.	International	Total
Renal Care [1]	$196	$672	$868
Medication Delivery [2]	436	240	676
Pharmaceuticals [3]	243	253	496
Clinical Nutrition [4]	83	140	223
Advanced Surgery [5]	99	83	182
Acute Therapies [6]	46	83	129
Other [7]	44	59	103
Total Baxter	$1,147	$1,530	$2,677
1	Renal Care includes sales of our peritoneal dialysis (PD), hemodialysis (HD) and additional dialysis therapies and services.
2	Medication Delivery includes sales of our intravenous (IV) therapies, infusion pumps, administration sets and drug reconstitution devices.
3	Pharmaceuticals includes sales of our premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
4	Clinical Nutrition includes sales of our parenteral nutrition (PN) therapies and related products.
5	Advanced Surgery includes sales of our biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
6	Acute Therapies includes sales of our continuous renal replacement therapies (CRRT) and other organ support therapies focused in the intensive care unit (ICU).
7	Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Net Interest Expense

	Three months ended
	March 31,
(in millions)	2019	2018
Interest expense, net of capitalized interest	$25	$22
Interest income	(7)	(10)
Net interest expense	$18	$12

Other Income, Net

	Three months ended
	March 31,
(in millions)	2019	2018
Foreign exchange gains, net	$(5)	$(15)
Pension and other postretirement benefits	(16)	(12)
All other	(4)	9
Other income, net	$(25)	$(18)

Inventories

	March 31,	December 31,
(in millions)	2019	2018
Raw materials	$378	$363
Work in process	213	203
Finished goods	1,160	1,087
Inventories	$1,751	$1,653

Property, Plant and Equipment, Net

	March 31,	December 31,
(in millions)	2019	2018
Property, plant and equipment, at cost	$10,470	$10,327
Accumulated depreciation	(5,931)	(5,785)
Property, plant and equipment, net	$4,539	$4,542

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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended
	March 31,
(in millions)	2019	2018
Basic shares	512	539
Effect of dilutive securities	10	12
Diluted shares	522	551

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 4 million and 2 million equity awards for the three months ended March 31, 2019 and 2018, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic and diluted shares.

5. ACQUISITIONS AND OTHER ARRANGEMENTS

In the first quarter of 2019, we acquired the U.S. rights to multiple products for an aggregate purchase price of $94 million. The purchase prices were capitalized as developed-technology intangible assets and are being amortized over a weighted-average useful life of 10 years.  Net sales related to these products in the first quarter of 2019 were not material.  Additionally, we acquired an in-process research and development asset for $4 million and immediately expensed the purchase price as part of research and development (R&D) expenses as the product is not yet fully approved by the U.S. Food and Drug Administration (FDA).

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2018	$2,351	$387	$220	$2,958
Adjustments	—	(4)	—	(4)
Currency translation adjustments	(19)	(3)	(2)	(24)
Balance as of March 31, 2019	$2,332	$380	$218	$2,930

As of March 31, 2019, there were no reductions in goodwill relating to impairment losses.

Other intangible assets, net

The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2019
Gross other intangible assets	$2,197	$450	$188	$2,835
Accumulated amortization	(1,137)	(257)	—	(1,394)
Other intangible assets, net	$1,060	$193	$188	$1,441
December 31, 2018
Gross other intangible assets	$2,115	$451	$188	$2,754
Accumulated amortization	(1,106)	(250)	—	(1,356)
Other intangible assets, net	$1,009	$201	$188	$1,398

Intangible asset amortization expense was $43 million and $41 million for the first quarters of 2019 and 2018, respectively.

7. BUSINESS OPTIMIZATION CHARGES

Beginning in the second half of 2015, we initiated actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through March 31, 2019, we have incurred cumulative pre-tax costs of $834 million related to these actions. The costs consisted primarily of employee termination, implementation costs and accelerated depreciation. We expect to incur additional pre-tax costs of approximately $35 million through the completion of these initiatives under our current program. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation.

During the three months ended March 31, 2019 and 2018, we recorded the following charges related to business optimization programs.

	Three months ended
	March 31,
(in millions)	2019	2018
Restructuring charges	$25	$12
Costs to implement business optimization programs	10	25
Accelerated depreciation	3	1
Total business optimization charges	$38	$38

For segment reporting, business optimization charges are unallocated expenses.

Costs to implement business optimization programs for the three months ended March 31, 2019 and 2018 consisted primarily of external consulting and transition costs, including employee salary and related costs. The costs were generally included within cost of sales, selling, general and administrative expense (SG&A) and R&D expense.

For the three months ended March 31, 2019 and 2018, we recognized accelerated depreciation, primarily associated with facilities to be closed, of $3 million and $1 million, respectively. The costs were recorded within SG&A expense.

During the three months ended March 31, 2019 and 2018, we recorded the following restructuring charges.

	Three months ended March 31, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$6	$1	$9	$16
Contract termination and other costs	7	—	—	7
Asset impairments	9	1	—	10
Reserve adjustments	(6)	(2)	—	(8)
Total restructuring charges	$16	$—	$9	$25

	Three months ended March 31, 2018
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$1	$6	$3	$10
Asset impairments	1	1	—	2
Total restructuring charges	$2	$7	$3	$12

The following table summarizes activity in the reserves related to our restructuring initiatives.

(in millions)
Reserve as of December 31, 2018	$101
Charges	23
Reserve adjustments	(8)
Utilization	(38)
Currency translation	(1)
Reserve as of March 31, 2019	$77

Reserve adjustments primarily related to employee termination cost reserves established in prior periods.

Substantially all of our restructuring reserves as of March 31, 2019 relate to employee termination costs, with the remaining reserves attributable to contract termination costs. The reserves are expected to be substantially utilized by the end of 2019.

8. DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Short-term Debt

As of March 31, 2019, we had $695 million of commercial paper and $101 million of other short-term borrowings outstanding with a weighted average interest rate of 2.37% and maturities of less than 30 days. No commercial paper was outstanding as of December 31, 2018.

Derivatives and Hedging Activities

We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.

We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using a mix of fixed- and floating-rate debt that we believe is appropriate.

To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount.

We do not hold any instruments for trading purposes and none of our outstanding derivative instruments contain credit-risk-related contingent features.

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our hedging instruments as cash flow, fair value, or net investment hedges.

Cash Flow Hedges

We may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. We periodically use treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in net sales, cost of sales and net interest expense, and are primarily related to forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies, and anticipated issuances of debt, respectively.

The notional amounts of foreign exchange contracts were $703 million and $775 million as of March 31, 2019 and December 31, 2018, respectively. The total notional amounts of interest rate contracts designated as cash flow hedges were $300 million and $150 million as of March 31, 2019 and December 31, 2018, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at March 31, 2019 is 18 months for foreign exchange contracts and 30 years for interest rate contracts.

Fair Value Hedges

We use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. Fair value hedges are classified in net interest expense, as they hedge the interest rate risk associated with certain of our fixed-rate debt.

There were no outstanding interest rate swap contracts designated as a fair value hedge as of March 31, 2019 and December 31, 2018.

Net Investment Hedges

In May 2017, we issued €600 million of senior notes due May 2025. We have designated this debt as a hedge of a portion of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI. As of March 31, 2019, we had an accumulated pre-tax unrealized translation loss in AOCI of $33 million related to the Euro-denominated senior notes.

Dedesignations

If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. If we remove the cash flow hedge designation because the hedged forecasted transactions are no longer probable of occurring, any gains or losses are immediately reclassified from AOCI to earnings. Gains or losses relating to terminations of effective cash flow hedges in which the forecasted transactions are still probable of occurring are deferred and recognized consistent with the loss or income recognition of the underlying hedged items.

There were no hedge dedesignations in the first quarters of 2019 or 2018 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.

If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first quarters of 2019 and 2018.

If we terminate a net investment hedge, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged.

Undesignated Derivative Instruments

We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.

The total notional amount of undesignated derivative instruments was $482 million as of March 31, 2019 and $485 million as of December 31, 2018.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on our derivative instruments for the three months ended March 31, 2019 and 2018.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2019	2018	in income statement	2019	2018
Cash flow hedges
Interest rate contracts	$(11)	$—	Net interest expense	$—	$—
Foreign exchange contracts	(9)	(9)	Cost of sales	—	(4)
Net investment hedge	14	(21)	Other income, net	—	—
Total	$(6)	$(30)		$—	$(4)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2019	2018
Fair value hedges
Interest rate contracts	Net interest expense	$—	$(4)
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$(9)	$(17)

For our fair value hedges, an equal and offsetting gain of $4 million was recognized in net interest expense as an adjustment to the underlying hedged item, fixed-rate debt, in the first quarter of 2018.

As of March 31, 2019, $10 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2019.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other	$—	Other long-term liabilities	$14
Foreign exchange contracts	Prepaid expenses and other	14	Accounts payable and accrued liabilities	—
Foreign exchange contracts	Other	1	Other long-term liabilities	—
Total derivative instruments designated as hedges		15		14
Total derivative instruments		$15		$14

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2018.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other	$—	Other long-term liabilities	$3
Foreign exchange contracts	Prepaid expenses and other	22	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other	1	Other long-term liabilities	—
Total derivative instruments designated as hedges		23		4
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	—	Accounts payable and accrued liabilities	1
Total derivative instruments		$23		$5

While our derivatives are all subject to master netting arrangements, we present our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets. Additionally, we are not required to post collateral for any of our outstanding derivatives.

The following table provides information on our derivative positions as if they were presented on a net basis, allowing for the right of offset by counterparty.

	March 31, 2019		December 31, 2018
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$15	$14	$23	$5
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(14)	(14)	(5)	(5)
Total	$1	$—	$18	$—

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of March 31, 2019	Balance as of December 31, 2018	Balance as of March 31, 2019	Balance as of December 31, 2018
Long-term debt	$103	$103	$7	$7
(a)	These fair value hedges were terminated prior to December 31, 2018.

Fair Value Measurements

The following tables summarize our financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$15	$—	$15	$—
Marketable equity securities	8	8	—	—
Total	$23	$8	$15	$—
Liabilities
Interest rate contracts	$14	$—	$14	$—
Contingent payments related to acquisitions	31	—	—	31
Total	$45	$—	$14	$31

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$23	$—	$23	$—
Marketable equity securities	3	3	—	—
Total	$26	$3	$23	$—
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Interest rate contracts	3	—	3	—
Contingent payments related to acquisitions	32	—	—	32
Total	$37	$—	$5	$32

As of March 31, 2019 and December 31, 2018, cash and cash equivalents of $1.9 billion and $1.8 billion, respectively, included money market funds of approximately $7 million and $169 million, respectively, which are considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The majority of the derivatives entered into by us are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs, which are considered observable and vary depending on the type of derivative, include contractual terms, interest rate yield curves, foreign exchange rates and volatility.

Contingent payments related to acquisitions, which consist of milestone payments and sales-based payments, are valued using discounted cash flow techniques. The fair value of milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or the expected timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increases or the expected timing of payment is accelerated. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions.

	Three months ended March 31,
(in millions)	2019	2018
Fair value at January 1	$32	$9
Additions	—	14
Payments	(1)	—
Fair value at March 31	$31	$23

Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $39 million at March 31, 2019 and $41 million at December 31, 2018. These amounts are included in Other assets.

Fair Values of Financial Instruments Not Measured at Fair Value

In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of March 31, 2019 and December 31, 2018.

	Book values		Fair values(a)
(in millions)	2019	2018	2019	2018
Liabilities
Short-term debt	$796	$2	$796	$2
Current maturities of long-term debt and finance lease obligations	2	2	2	2
Long-term debt and finance lease obligations	3,451	3,473	3,561	3,460
(a)	These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.

The carrying value of short-term debt approximates its fair value due to the short-term maturities of the obligations. The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments approximate their fair values due to the short-term maturities of most of these assets and liabilities.

9. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

Stock compensation expense totaled $22 million and $20 million in the first quarter of 2019 and 2018, respectively. Approximately 80% of stock compensation expense is classified within SG&A expenses with the remainder classified in cost of sales and R&D expenses.

We awarded stock compensation grants which consisted of 3.6 million stock options, 0.5 million RSUs and 0.3 million PSUs during the first quarter of 2019. The grant date fair value of stock options, RSUs and PSUs awarded in the first quarter of 2019 were $55 million, $34 million and $28 million, respectively. Stock options and RSUs generally vest in one-third increments over a three-year period. Fifty percent of the PSUs granted were based on adjusted operating margin.  The performance condition for these awards is set at the beginning of the year for each tranche of the award during the three-year service period. The remaining PSUs granted were based on stock performance relative to our peer group and vest at the end of the three-year service period.

Stock Options

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted during the period, along with weighted-average grant-date fair values, were as follows.

	Three months ended March 31,
	2019	2018
Expected volatility	19%	18%
Expected life (in years)	5.5	5.5
Risk-free interest rate	2.6%	2.6%
Dividend yield	1.0%	1.0%
Fair value per stock option	$15	$13

The total intrinsic value of stock options exercised was $153 million and $66 million during the first quarters of 2019 and 2018, respectively.

As of March 31, 2019, the unrecognized compensation cost related to all unvested stock options of $96 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

Restricted Stock Units

As of March 31, 2019, the unrecognized compensation cost related to all unvested RSUs of $77 million is expected to be recognized as expense over a weighted-average period of 2.0 years.

Performance Share Units

As of March 31, 2019, the unrecognized compensation cost related to all unvested and awarded PSUs of $46 million is expected to be recognized as expense over a weighted-average period of 1.8 years.

Cash Dividends

Cash dividends declared per common share for the three months ended March 31, 2019 and 2018 were $0.19 and $0.16, respectively.

Stock Repurchase Programs

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the first three months of 2019, we repurchased 8.1 million shares under this authority pursuant to Rule 10b5-1 plans for $586 million. During the first three months of 2018, we repurchased 7.7 million shares for $522 million in cash. We had $1.6 billion remaining available under the authorization as of March 31, 2019.

Accelerated Share Repurchase Agreement

In December 2018, we entered into a $300 million accelerated share repurchase agreement (ASR Agreement) with an investment bank. We funded the ASR Agreement with available cash. The ASR Agreement was executed pursuant to the 2012 Repurchase Authorization described above. Under the ASR Agreement, we received 3.6 million shares upon execution.  Based on the volume-weighted average price of our common stock during the term of the ASR Agreement, we received an additional 0.6 million shares from the investment bank at settlement on May 7, 2019.

10. LEASES

Lessee Activity

We have entered into operating and finance leases primarily for office, manufacturing and R&D facilities, vehicles and equipment. Our leases have remaining terms from one to 25 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from one to 12 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.

Certain lease contracts include other services, such as operations and maintenance. For all asset classes, we have elected to apply a practical expedient to account for other services within lease contracts as components of the lease. We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months.

We classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. All other leases are operating leases. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the right-of-use asset over the shorter of the lease term or the useful life of the asset. For operating leases, we recognize lease cost on a straight-line basis over the term of the lease.

Lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. We determine the present value of payments under a lease based on our incremental borrowing rate as of the lease commencement date. The incremental borrowing rate is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. For operating leases that commenced prior to our adoption of Topic 842, we measured the lease liabilities and right-of-use assets using our incremental borrowing rate as of January 1, 2019.

There were no material lease transactions that we entered into but have not yet commenced as of March 31, 2019.

The components of lease cost for the three months ended March 31, 2019 were:

(in millions)	Three months ended March 31, 2019
Operating lease cost	$31
Finance lease cost
Amortization of right-of-use assets	1
Interest on lease liabilities	1
Variable lease cost	22
Lease cost	$55

The following table contains supplemental cash flow information related to leases for the three months ended March 31, 2019:

(in millions)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1

Right-of-use operating lease assets obtained in exchange for lease obligations	42

Supplemental balance sheet information related to leases as of March 31, 2019 includes:

(in millions)	March 31, 2019
Operating leases
Operating lease right-of-use assets	$517

Accounts payable and accrued liabilities	$97
Operating lease liabilities	420
Total operating lease liabilities	$517

Finance leases
Property, plant and equipment, at cost	$78
Accumulated depreciation	(24)
Property, plant and equipment, net	$54

Current maturities of long-term debt and finance lease obligations	$1
Long-term debt and finance lease obligations	57
Total finance lease liabilities	$58

Lease term and discount rates as of March 31, 2019 were:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	10
Finance leases	15
Weighted-average discount rate
Operating leases	2.7%
Finance leases	10.5%

Maturities of operating and finance lease liabilities as of March 31, 2019 were:

(in millions)	Finance Leases	Operating Leases
2019	$6	$83
2020	7	87
2021	7	71
2022	8	58
2023	6	48
Thereafter	82	243
Total lease payments	116	590
Less: imputed interest	(58)	(73)
Present value of lease liabilities	$58	$517

Future minimum lease payments as of December 31, 2018, as disclosed in our 2018 Annual Report, were:

(in millions)	Capital Leases	Operating Leases
2019	$8	$122
2020	7	93
2021	7	86
2022	8	71
2023	6	64
Thereafter	88	210
Total lease payments	124	$646
Less: imputed interest	(62)
Present value of lease liabilities	$62

Lessor Activity

We lease medical equipment, such as renal dialysis equipment and infusion pumps, to customers primarily in conjunction with arrangements to provide consumable medical products such as dialysis therapies, IV fluids and inhaled anesthetics. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term, vary by customer. We allocate revenue between equipment leases and medical products based on their standalone selling prices.

The components of lease revenue for the three months ended March 31, 2019 were:

(in millions)	Three months ended March 31, 2019
Sales-type lease revenue	$6
Operating lease revenue	15
Variable lease revenue	21
Total lease revenue	$42

The components of our net investment in sales-type leases as of March 31, 2019 were:

(in millions)	March 31, 2019
Minimum lease payments	$93
Unguaranteed residual values	13
Unearned income	(9)
Net investment in leases	$97

Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets:

(in millions)	March 31, 2019
Accounts and other current receivables, net	$33
Other	64
Total	$97

Maturities of sales-type and operating leases as of March 31, 2019 were:

(in millions)	Sales-type Leases	Operating Leases
2019	$22	$38
2020	28	50
2021	22	48
2022	14	24
2023	7	8
Thereafter	—	1
Total minimum lease payments	$93	$169

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to our pension and other postretirement employee benefit (OPEB) plans.

	Three months ended
	March 31,
(in millions)	2019	2018
Pension benefits
Service cost	$19	$22
Interest cost	47	46
Expected return on plan assets	(73)	(78)
Amortization of net losses and prior service costs	15	24
Net periodic pension benefit cost	$8	$14
OPEB
Service cost	$—	$—
Interest cost	2	2
Amortization of net loss and prior service credit	(7)	(6)
Net periodic OPEB cost (credit)	$(5)	$(4)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and OPEB plans, unrealized gains and losses on cash flow hedges and prior to 2018, unrealized gains and losses on available-for-sale equity securities. As a result of changes in accounting guidance related to available-for-sale equity securities, the unrealized gains and losses associated with these assets are no longer recognized in AOCI beginning January 1, 2018. The following table is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2019 and 2018.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2018	$(3,474)	$(949)	$(1)	$(4,424)
Adoption of new accounting standard	9	(169)	(1)	(161)
Other comprehensive income before reclassifications	30	1	(15)	16
Amounts reclassified from AOCI (a)	—	7	—	7
Net other comprehensive income (loss)	30	8	(15)	23
Balance as of March 31, 2019	$(3,435)	$(1,110)	$(17)	$(4,562)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available- for-sale- equity securities	Total
Gains (losses)
Balance as of December 31, 2017	$(3,013)	$(981)	$(10)	$3	$(4,001)
Adoption of new accounting standard	—	—	—	(3)	(3)
Other comprehensive income before reclassifications	81	37	(8)	—	110
Amounts reclassified from AOCI (a)	—	15	3	—	18
Net other comprehensive income (loss)	81	52	(5)	—	128
Balance as of March 31, 2018	$(2,932)	$(929)	$(15)	$—	$(3,876)
(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2019 and 2018.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits (b)	$(8)	$(18)	Other income, net
	(8)	(18)	Total before tax
	1	3	Income tax expense
	$(7)	$(15)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$—	$(4)	Cost of sales
	—	(4)	Total before tax
	—	1	Income tax expense
	$—	$(3)	Net of tax
Total reclassification for the period	$(7)	$(18)	Total net of tax
(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 11.

Refer to Note 8 for additional information regarding hedging activity and Note 11 for additional information regarding the amortization of pension and OPEB items.

13. INCOME TAXES

Our effective income tax rate was 11.3% and 11.2% for the three months ended March 31, 2019 and 2018, respectively. Our effective income tax rate can differ from the 21% U.S. Federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards. For the three months ended March 31, 2019, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily attributable to excess tax benefits on stock compensation awards. For the three months ended March 31, 2018, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily attributable to nontaxable income from the settlement of certain claims related to the acquired operations of Claris Injectables Limited, excess tax benefits on stock compensation awards, an adjustment of provisional amounts related to U.S. tax reform and a reduction of a liability for an uncertain tax position as a result of a settlement with the related taxing authority.

14. COMMITMENTS AND CONTINGENCIES

We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2019 and December 31, 2018, our total recorded reserves, including the environmental matters discussed below, with respect to legal matters were $39 million and $34 million, respectively, and there were no related receivables.

We have established reserves for certain of the matters discussed below. We are not able to estimate the amount or range of any loss for certain contingencies for which there is no reserve or additional loss for matters already reserved. While our liability in connection with these claims cannot be estimated and the resolution thereof in any reporting period could have a significant impact on our results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on our consolidated financial position. While we believe that we have valid defenses in the matters set forth below, litigation is inherently uncertain, excessive verdicts do occur, and we may incur material judgments or enter into material settlements of claims.

In addition to the matters described below, we remain subject to the risk of future administrative and legal actions. With respect to governmental and regulatory matters, these actions may lead to product recalls, injunctions, and other restrictions on our operations and monetary sanctions, including significant civil or criminal penalties. With respect to intellectual property, we may be exposed to significant litigation concerning the scope of our and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.

Environmental

We are involved as a potentially responsible party (PRP) for environmental clean-up costs at seven Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of March 31, 2019 and December 31, 2018, our environmental reserves, which are measured on an undiscounted basis, were $20 million and $19 million, respectively.  After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on our financial position or results of operations.

General Litigation

In November 2016, a purported antitrust class action complaint seeking monetary and injunctive relief was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions. Similar parallel actions subsequently were filed. In January 2017, a single consolidated complaint covering these matters was filed in the Northern District of Illinois. We filed a motion to dismiss the consolidated complaint in February 2017.  The court granted our motion to dismiss the consolidated complaint without prejudice in July 2018. The plaintiffs filed an amended complaint on September 6, 2018.  We filed a motion to dismiss the amended complaint on November 9, 2018.

In April 2017, we became aware of a criminal investigation by the U.S. Department of Justice (DOJ), Antitrust Division and a federal grand jury in the United States District Court for the Eastern District of Pennsylvania. We and an employee received subpoenas seeking production of documents and testimony regarding the manufacturing, selling, pricing and shortages of IV solutions and containers (including saline solutions and certain other injectable medicines sold by us) and communications with competitors regarding the same. On November 30, 2018, the DOJ notified us that it had closed the investigation. The New York Attorney General has also requested that we provide information regarding business practices in the IV saline industry. We are cooperating with the New York Attorney General.

Other

As previously disclosed, in 2008 we recalled our heparin sodium injection products in the United States.  Following the recall, more than 1,000 lawsuits alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities, were filed. In January 2019, the last of these cases was settled. In the first quarter of 2019, following the resolution of an insurance dispute, we received cash proceeds of $35 million for our allocation of the insurance proceeds under a settlement and cost-sharing agreement related to the defense of the heparin product liability cases. We recognized a $33 million gain in connection with the resolution of the dispute with the insurer that is classified within other operating income, net on the condensed consolidated statement of income for the three months ended March 31, 2019.

In December 2016, we received a civil investigative demand from the Commercial Litigation Branch of the U.S. DOJ primarily relating to contingent discount arrangements for, and other promotion of, our TISSEEL and ARTISS products. In April 2018, the DOJ filed a notice of its decision not to intervene and an underlying qui tam complaint (U.S. ex rel. Andrew Capp v. Baxter) was unsealed in the United States District Court for the District of Columbia. The attorney for the relator/plaintiff voluntarily dismissed the qui tam complaint on June 16, 2018. The complaint which is now fully resolved, related to contingent discount arrangements for, and other promotion of, our TISSEEL, ARTISS and VERITAS products.

15. SEGMENT INFORMATION

We manage our business based on three geographical segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Our segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products.

We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our business segments. Intersegment sales are eliminated in consolidation.

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of our debt and cash and cash equivalents and related net interest expense, foreign exchange rate fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and the majority of the foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, nonstrategic investments and related income and expense, certain employee benefit plan costs as well as certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

Financial information for our segments is as follows.

	Three months ended
	March 31,
(in millions)	2019	2018
Net sales
Americas	$1,408	$1,442
EMEA	705	724
APAC	519	511
Total net sales	$2,632	$2,677
Operating Income
Americas	$537	$566
EMEA	145	151
APAC	121	117
Total segment operating income	$803	$834

The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended
	March 31,
(in millions)	2019	2018
Total segment operating income	$803	$834
Corporate and other	(419)	(402)
Total operating income	384	432
Net interest expense	18	12
Other income, net	(25)	(18)
Income before income taxes	$391	$438

Refer to Note 2 for additional information on Net Sales by GBU.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report), for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 and 2018.

RESULTS OF OPERATIONS

Our net income for the three months ended March 31, 2019 totaled $347 million, or $0.66 per diluted share, compared to $389 million, or $0.71 per diluted share, for the three months ended March 31, 2018. Net income for the three months ended March 31, 2019 included special items which decreased net income by $52 million, or $0.10 per diluted share, as further discussed below. Net income for the three months ended March 31, 2018 included special items which increased net income by $1 million, or $0.01 per diluted share, as further discussed below.

Special Items

The following table provides a summary of our special items and the related impact by line item on our results for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(in millions)	2019	2018
Gross Margin
Intangible asset amortization expense	$(43)	$(41)
Business optimization items [1]	(19)	(6)
Acquisition and integration expenses [2]	(5)	(3)
Litigation [3]	—	$(8)
European medical devices regulation [4]	(4)	—
Total Special Items	$(71)	$(58)
Impact on Gross Margin Ratio	(2.7 pts)	(2.2 pts)
Selling, General and Administrative Expenses
Business optimization items [1]	$8	$29
Acquisition and integration expenses [2]	5	4
Litigation [3]	—	2
Total Special Items	$13	$35
Impact on Selling, General and Administrative Expense Ratio	0.5 pts	1.3 pts
Research and Development Expenses
Business optimization items [1]	$11	$3
Acquisition and integration expenses [2]	4	—
Total Special Items	$15	$3
Impact on Research and Development Expense Ratio	0.6 pts	0.1 pts
Other Operating Income, net
Insurance recovery from legacy product-related matter[5]	$(33)	$—
Claris settlement [6]	—	(80)
Total Special Items	$(33)	$(80)
Income Tax Expense
Tax effects of special items and impact of U.S. Tax Reform [7]	$(14)	$(17)
Total Special Items	$(14)	$(17)
Impact on Effective Tax Rate	1.4 pts	3.3 pts

Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance and is consistent with how management and our Board of Directors assess performance. Additional special items are identified above because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period. Management believes that providing the separate impact of those items may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.

[1]

In 2019 and 2018, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure on a global basis. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain research and development (R&D) activities and cancelling certain R&D programs.  We recorded business optimization charges of $38 million in 2019 and 2018, respectively. Our results in 2019 included charges of $25 million related to restructuring activities, $10 million of costs to implement business optimization programs, which primarily included external consulting and internal transition costs, and $3 million of accelerated depreciation associated with facilities to be closed. The $25 million of restructuring charges included $8 million of employee termination costs, $10 million of asset impairment charges related to facility closures and $7 million of other exit costs. Our results in 2018 included charges of $12 million related to restructuring activities, $25 million of costs to implement business optimization programs, which primarily included external consulting and internal transition costs, and $1 million of accelerated depreciation associated with facilities to be closed. The $12 million of restructuring charges included $10 million of employee termination costs and $2 million of asset impairment charges related to facility closures.

[2]

Our results in 2019 included $10 million of acquisition and integration expenses related to our acquisitions of Claris Injectables Limited (Claris) and the RECOTHROM and PREVELEAK products in prior periods, as well as the 2019 acquisition of an in-process R&D asset of $4 million. Our results in 2018 included acquisition and integration expenses of $7 million related to our acquisition of Claris.

[3]	Our results in 2018 included a charge of $10 million related to certain product litigation
[4]

Our results in 2019 included costs of $4 million related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that will become effective in 2020

[5]	Our results in 2019 included a benefit of $33 million for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter.
[6]	Our results in 2018 included a benefit of $80 million for the settlement of certain claims related to the acquired operations of Claris.
[7]

Reflected in this item is the income tax impact of the special items identified in this table.  Additionally, our results in 2018 included a tax benefit of $8 million related to updates to the estimated impact of U.S. federal tax reform previously made in 2017. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.

NET SALES

	Three months ended
	March 31,		Percent change
(in millions)	2019	2018	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide(1)
United States	$1,120	$1,147	(2)%	(2)%	(1)%
International	1,512	1,530	(1)%	5%	0%
Total net sales	$2,632	$2,677	(2)%	2%	0%
(1)	The amounts reflect the impact of U.S. cyclophosphamide net sales on constant currency sales growth for the current period.

Foreign currency unfavorably impacted net sales by 4 percentage points in the first quarter of 2019 compared to the prior period principally due to the strengthening of the U.S. dollar relative to the Euro, Australian Dollar, British Pound, Chinese Yuan and Brazilian Real.

The comparisons presented at constant currency rates reflect local currency sales at the prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and the current period. We believe that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.

We are presenting the impact of generic competition for U.S. cyclophosphamide on our net sales to enhance comparability between periods and better identify operating trends.

Global Business Unit Net Sales Reporting

Our global business units (GBUs) include the following:

•	Renal Care includes sales of our peritoneal dialysis (PD), hemodialysis (HD) and additional dialysis therapies and services.
•	Medication Delivery includes sales of our intravenous (IV) therapies, infusion pumps, administration sets and drug reconstitution devices.
•	Pharmaceuticals includes sales of our premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
•	Clinical Nutrition includes sales of our parenteral nutrition (PN) therapies and related products.
•	Advanced Surgery includes sales of our biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
•	Acute Therapies includes sales of our continuous renal replacement therapies (CRRT) and other organ support therapies focused in the intensive care unit (ICU).
•	Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.

The following is a summary of net sales by GBU.

	Three months ended March 31,		Percent change
(in millions)	2019	2018	At actual currency rates	At constant currency rates	U.S. Cyclophosphamide(1)
Renal Care	$851	$868	(2)%	3%	0%
Medication Delivery	634	676	(6)%	(4)%	0%
Pharmaceuticals	509	496	3%	6%	(2)%
Clinical Nutrition	205	223	(8)%	(5)%	0%
Advanced Surgery	198	182	9%	12%	0%
Acute Therapies	128	129	(1)%	4%	0%
Other	107	103	4%	8%	0%
Total Baxter	$2,632	$2,677	(2)%	2%	0%
(1)	The amounts reflect the impact of U.S. cyclophosphamide net sales on constant currency sales growth for the current period.

On a constant currency basis, Renal Care net sales increased in 2019, driven by global patient growth in PD partially offset by lower U.S. in-center HD sales.

On a constant currency basis, Medication Delivery net sales decreased in 2019.  The decrease in 2019 was attributable to higher sales in early 2018 of our large volume parenterals (LVPs) as customers increased purchases due to industry-wide supply challenges.

On a constant currency basis, Pharmaceuticals net sales increased in 2019. The increase in 2019 was due to growth in international pharmacy compounding sales and increased sales of our generic injectables, as well as anesthesia and critical care products. Partially offsetting those increases were reduced sales of U.S. cyclophosphamide and BREVIBLOC due to increased generic competition.

On a constant currency basis, Clinical Nutrition net sales decreased in 2019. Results were driven by lower U.S. sales as we continue to recover from the impact of supply constraints arising from Hurricane Maria in 2017 and the phasing of certain orders outside the U.S.

On a constant currency basis, Advanced Surgery net sales increased in 2019, primarily driven by improved sales for our core hemostats and sealants, including a contribution of $17 million from the RECOTHROM and PREVELEAK products acquired in 2018.

On a constant currency basis, Acute Therapies net sales increased in 2019 due to higher global demand for our CRRT systems to treat acute kidney injuries.

On a constant currency basis, Other net sales increased in 2019 due primarily to favorable volumes manufactured by us on behalf of our pharmaceutical partners.

Gross Margin and Expense Ratios

	Three months ended March 31,
	2019	% of net sales	2018	% of net sales	$ change	% change
Gross margin	$1,080	41.0%	$1,114	41.6%	$(34)	(3.1%)
Selling, general and administrative expenses (SG&A)	$600	22.8%	$622	23.2%	$(22)	(3.5%)
R&D	$129	4.9%	$140	5.2%	$(11)	(7.9%)

Gross Margin

The special items identified above had an unfavorable impact of approximately 2.7 and 2.2 percentage points on the gross margin ratio in the first quarters of 2019 and 2018, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio was flat compared to the prior year as favorable foreign currency translation and manufacturing improvements were offset by an unfavorable product mix.

SG&A

The special items identified above had an unfavorable impact of approximately 0.5 and 1.3 percentage points on the SG&A expenses ratio in the first quarters of 2019 and 2018, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the SG&A expenses ratio increased in the first quarter of 2019 primarily due to lower transition service income that we earned following our spinoff of Baxalta Incorporated (Baxalta), as the agreement with Baxalta for these services terminated as of July 1, 2018, and select investments we are making to support the commercial success of upcoming product launches.

R&D

The special items identified above had an unfavorable impact of approximately 0.6 and 0.1 percentage points on the R&D expense ratio in the first quarters of 2019 and 2018, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, R&D expenses decreased in the first quarter of 2019 as a result of the timing of project-related expenditures compared to the prior year, actions we took to restructure our cost position and focus on expense management, and favorable foreign currency translation.

Business Optimization Items

Beginning in the second half of 2015, we have initiated actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through March 31, 2019, we have incurred cumulative pre-tax costs of $834 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. We expect to incur additional pre-tax costs of approximately $35 million related to these initiatives. These costs will primarily include employee termination costs and implementation costs. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of approximately $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 90 percent of the expected annual pre-tax savings are expected to be realized by the end of 2019, with the remainder by the end of 2023.

Other Operating Income, Net

For the three months ended March 31, 2019 and 2018, other operating income, net was $33 million and $80 million, respectively.  In the current period, we recognized a $33 million gain when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter. In the prior period, we settled certain claims with the seller related to the acquired operations of Claris, which resulted in a gain of $80 million.

Net Interest Expense

Net interest expense was $18 million and $12 million in the first quarters of 2019 and 2018, respectively. The increase in the first quarter of 2019 was primarily driven by higher average debt outstanding and lower interest income as a result of lower cash and cash equivalents balances.

Other Income, Net

Other income, net was $25 million and $18 million in the first quarters of 2019 and 2018, respectively. The increase was primarily due to a benefit in the current-year period from fair value adjustments in marketable equity securities, an impairment of an investment in the prior-year period, and higher pension benefits in the current-year period. Partially offsetting the benefits were lower foreign exchange gains in the current-year period.

Income Taxes

Our effective income tax rate was 11.3% and 11.2% for the three months ended March 31, 2019 and 2018, respectively. Our effective income tax rate can differ from the 21% U.S. Federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards. For the three months ended March 31, 2019, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily attributable to excess tax benefits on stock compensation awards. For the three months ended March 31, 2018, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily attributable to nontaxable income from the settlement of certain claims related to the acquired operations of Claris, excess tax benefits on stock compensation awards, an adjustment of provisional amounts related to U.S. tax reform and a reduction in a liability for an uncertain tax position as a result of a settlement with the related taxing authority.

Segment Results

We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of significant factors impacting our reportable segments’ financial results.

	Net sales		Operating income
	Three months ended		Three months ended
	March 31,		March 31,
(in millions)	2019	2018	2019	2018
Americas	$1,408	$1,442	$537	$566
EMEA	705	724	145	151
APAC	519	511	121	117
Corporate and other	—	—	(419)	(402)
Total	$2,632	$2,677	$384	$432

Americas

Segment operating income was $537 million and $566 million in the first quarter of 2019 and 2018, respectively. The decrease in 2019 was primarily driven by reduced sales and gross margin in the Medication Delivery, Pharmaceuticals and Clinical Nutrition GBUs.  Partially offsetting the decrease was favorable performance in Advanced Surgery.

EMEA

Segment operating income was $145 million and $151 million in the first quarter of 2019 and 2018, respectively. The decrease in 2019 was primarily driven by unfavorable foreign exchange rates partially offset by favorable performance in the Renal Care and Pharmaceuticals GBUs.

APAC

Segment operating income was $121 million and $117 million in the first quarter of 2019 and 2018, respectively. Results in 2019 were driven by higher sales, primarily from China and Australia, in the Renal Care and Pharmaceuticals GBUs.

Corporate and Other

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include most of our debt and cash and cash equivalents and related net interest expense, foreign exchange rate fluctuations (principally relating to intercompany receivables, payables and loans denominated in a foreign currency) and certain foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, income and expense from minority investments, certain employee benefit plan costs as well as certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments).

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flows for the three-month periods ended March 31, 2019 and 2018.

	Three months ended
	March 31,
(in millions)	2019	2018
Cash flows from operations - continuing operations	$148	$447
Cash flows from investing activities	(306)	(374)
Cash flows from financing activities	238	(545)

Cash Flows from Operations — Continuing Operations

In the first three months of 2019, cash provided by operating activities was $148 million, as compared to cash provided by operating activities of $447 million in the first three months of 2018, a decrease of $299 million. The decrease was primarily due to the Claris settlement received in 2018 and the timing of vendor payments, partially offset by an insurance recovery received in 2019 from a legacy product-related matter.

Cash Flows from Investing Activities

In the first three months of 2019, cash used for investing activities included payments for acquisitions of $109 million, primarily related to the U.S. rights to multiple products we acquired, and capital expenditures of $198 million. In the first three months of 2018, cash used for investing activities included payments for acquisitions of $219 million, primarily related to RECOTHROM and PREVELEAK and two molecules from Celerity Pharmaceuticals, LLC, and capital expenditures of $155 million.

Cash Flows from Financing Activities

In the first three months of 2019, cash generated from financing activities included net proceeds from short-term debt of $795 million and stock issued under employee benefit plans of $173 million, partially offset by payments for stock repurchases of $597 million and dividend payments of $101 million. In the first three months of 2018, cash used for financing activities included payments for stock repurchases of $522 million and dividend payments of $87 million, partially offset by the proceeds from stock issued under employee benefit plans of $82 million.

As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in November 2016, an additional $1.5 billion in February 2018 and an additional $2.0 billion in November 2018. We paid $597 million in cash to repurchase approximately 8.1 million shares under this authority pursuant to Rule 10b5-1 plans in the first quarter of 2019 and had $1.6 billion remaining available under this authorization as of March 31, 2019.

In December 2018, we entered into a $300 million accelerated share repurchase agreement (ASR Agreement) with an investment bank. We funded the ASR Agreement with available cash. Under the ASR Agreement, we received 3.6 million shares upon execution. Based on the volume-weighted average price of our common stock during the term of the ASR Agreement, we received an additional 0.6 million shares from the investment bank at settlement on May 7, 2019.

Credit Facilities and Access to Capital and Credit Ratings

Credit Facilities

As of March 31, 2019, our U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. There were no amounts outstanding under our credit facilities at March 31, 2019 or December 31, 2018, respectively. As of March 31, 2019, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital and Credit Ratings

We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $1.9 billion of cash and cash equivalents as of March 31, 2019, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market funds and diversify the concentration of cash among different financial institutions.

Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. Between February and April 2019, Standard & Poor’s, Fitch, and Moody’s reaffirmed our investment grade credit ratings as disclosed in our 2018 Annual Report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2018 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2018 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first quarter of 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASU) 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for our financial statements beginning in 2020. We are currently evaluating the impact of adoption of this ASU, but it is not expected to have a material effect on our condensed consolidated financial statements.

In August 2018, the FASB issued ASC 2018-15, Intangibles-Goodwill and Other Internal-Use Software, which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The standard is effective for our financial statements beginning in 2020. We are currently evaluating the impact of adoption of this ASU, but it is not expected to have a material effect on our condensed consolidated financial statements.

LEGAL CONTINGENCIES

Refer to Note 14 within Item 1 for a discussion of our legal contingencies. Upon resolution of any of these uncertainties, we may incur charges in excess of presently established liabilities. While our liability in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on our consolidated financial position. While we believe that we have valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and we may in the future incur material judgments or enter into material settlements of claims.

CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of the Claris acquisition. FDA completed the inspection, at which time FDA issued a related Form-483 (Claris 483). In July 2018, FDA issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).1 The Claris Warning Letter includes a number of observations across a variety of areas. We submitted our response to the Claris Warning Letter in August 2018 and we are continuing to implement corrective and preventive actions, which have included product recalls that are financially immaterial to us, to address FDA’s observations as set forth in the Claris 483 or the Claris Warning Letter and other items identified in connection with integrating Claris into our quality systems. We had a Regulatory Meeting with FDA on November 6, 2018 and we continue to cooperate with FDA in connection with the resolution of these matters.

On May 6, 2019, we received a Show Cause Notice under the Drugs & Cosmetics Act, 1940 and Rules thereunder (Show Cause Notice) from the Commissioner of the Food & Drugs Control Administration in the Gujarat State in Gandhinagar, India (Commissioner).  The Show Cause Notice was issued regarding an April 9, 2019 inspection of our Claris facilities in Ahmedabad, India by the Commissioner.  The Show Cause Notice contains a number of observations of alleged Good Manufacturing Practice related issues across a variety of areas, some of which overlap with the areas covered in the Claris 483 or the Claris Warning Letter.  We will respond to the Show Cause Notice in the specified time frame and cooperate with the regulatory authorities.

In June 2013, we received a Warning Letter from FDA regarding operations and processes at our North Cove, North Carolina and Jayuya, Puerto Rico facilities. We attended Regulatory Meetings with FDA regarding one or both of these facilities in October 2014, November 2015, July 2017, April 2018 and October 2018. The Warning Letter addresses observations related to Current Good Manufacturing Practice violations at the two facilities.

1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and our R&D pipeline (including estimates regarding our ability to obtain approval for distribution in the U.S. of new products manufactured at our Baxter Ahmedabad facility), strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated with the separation of our biopharmaceuticals and medical products businesses (including the 2016 disposition of our formerly retained shares in Baxalta (Retained Shares)), the impact of competition, future sales growth, business development activities (including the recent acquisitions of Claris Injectables and two surgical products from Mallinckrodt plc), Hurricane Maria related production disruptions, business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of our facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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
•

demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to predict these pressures and the resulting impact on customer inventory levels), and the impact of those products on quality and patient safety concerns;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;
•	our ability to identify business development and growth opportunities to successfully execute on business development strategies;
•

product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters (including the Claris Warning Letter), import bans, sanctions, seizures, litigation, or declining sales;

•	the continuity, availability and pricing of acceptable raw materials and component supply, and the related continuity of our manufacturing and distribution;
•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties (including as a result of natural disaster or otherwise);
•	breaches or failures of our information technology systems or products, including by cyber-attack, unauthorized access or theft;
•

future actions of (or failures to act or delays in acting by) FDA, the European Medicines Agency or any other regulatory body or government authority (including the DOJ or the Attorney General of any State) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;
•	failures with respect to our quality, compliance or ethics programs;
•

future actions of third parties, including third-party payers, the impact of healthcare reform and the implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018 and the European Union’s General Data Protection Regulation which became effective in May 2018 for example);

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;
•	global regulatory, trade and tax policies;
•

the ability to protect or enforce our owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting our manufacture, sale or use of affected products or technology;

•	the impact of any goodwill impairments on our operating results;
•

any failure by Baxalta or Shire plc to satisfy its obligation under the separation agreements, including the tax matters agreement, or that certain letter agreement entered into with Shire plc and Baxalta;

•	the impact of global economic conditions (including potential trade wars) on us and our customers and suppliers, including foreign governments in countries in which we operate;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (whether with respect to current or future tax reform), including income earned outside the United States;
•	actions by tax authorities in connection with ongoing tax audits;
•	loss of key employees or inability to identify and recruit new employees;
•	the outcome of pending or future litigation;
•	the adequacy of our cash flows from operations to meet our ongoing cash obligations and fund our investment program; and
•

other factors identified elsewhere in this report and other filings with the Securities and Exchange Commission, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, all of which are available on our website.

Actual results may differ materially from those projected in the forward-looking statements. We do not undertake to update our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Currency Risk

We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.

We may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of March 31, 2019 is 18 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2019, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $11 million with respect to those contracts would decrease by $21 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at March 31, 2019 by replacing the actual exchange rates at March 31, 2019 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Our operations in Argentina are reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of March 31, 2019, our net monetary assets denominated in Argentine pesos are not significant.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2018 Annual Report. There were no significant changes during the quarter ended March 31, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we began implementing an upgrade to our enterprise resource planning (ERP) software. In connection with the ERP upgrade, we are updating the processes that constitute our internal control over financial reporting, as necessary. This normal course of business ERP upgrade is being implemented to remain current with the latest release of the software.

In 2017, related to our overall business optimization initiatives, we began implementation of a business transformation project within the finance, human resources, purchasing and information technology functions which will further centralize and standardize business processes and system across the company.  We are transitioning some processes to our shared services centers while others are moving to outsourced providers.  This multi-year initiative will be conducted in phases and include modifications to the design and operation of controls over financial reporting.

With the exception of the above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and 2018 has been performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxter International Inc.

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries (the “Company”) as of March 31, 2019, and the related condensed consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes, appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein), and in our report dated February 21, 2019, which included a paragraph describing a change in the manner of accounting for certain pension and postretirement net periodic benefit costs in the 2018 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

May 7, 2019

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 14 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about our common stock repurchases during the three-month period ended March 31, 2019.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
January 1, 2019 through January 31, 2019	3,127,500	$68.15	3,127,500
February 1, 2019 through February 28, 2019	2,663,800	$72.99	2,663,800
March 1, 2019 through March 31, 2019	2,336,304	$76.36	2,336,304
Total	8,127,604	$72.09	8,127,604	$1,558,077,943

(1)

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the first quarter of 2019, we repurchased 8.1 million shares pursuant to Rule 10b5-1 plans for $586 million under this program. We had $1.6 billion remaining under this program (as amended and after giving effect to stock repurchases) as of March 31, 2019. This program does not have an expiration date.

In December 2018, we entered into a $300 million accelerated share repurchase agreement (ASR Agreement) with an investment bank. We funded the ASR Agreement with available cash. The ASR Agreement was executed pursuant to the 2012 Repurchase Authorization described above. Under the ASR Agreement, we received 3.6 million shares upon execution.  Based on the volume-weighted average price of our common stock during the term of the ASR Agreement, we received an additional 0.6 million shares from the investment bank at settlement on May 7, 2019.

Item 6.	Exhibits

Exhibit Index:

Exhibit Number	Description

C 10.16*	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective May 6, 2019).
15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
C	Management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)

Date: May 7, 2019	By:	/s/ James K. Saccaro
James K. Saccaro
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)