Form 10-Q
period 2019-06-30
BAXTER INTERNATIONAL INC
filed 2019-07-30
CIK 10456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4448

BAXTER INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	36-0781620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Baxter Parkway, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

224-948-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	BAX (NYSE)	New York Stock Exchange
Chicago Stock Exchange
0.4% Global Notes due 2024	BAX 24	New York Stock Exchange
1.3% Global Notes due 2025	BAX 25	New York Stock Exchange
1.3% Global Notes due 2029	BAX 29	New York Stock Exchange

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

The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 25, 2019 was 510,555,869 shares.

BAXTER INTERNATIONAL INC.

FORM 10-Q

For the quarterly period ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Baxter International Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except shares)

	June 30,	December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$2,925	$1,832
Accounts and other current receivables, net	1,885	1,812
Inventories	1,757	1,653
Prepaid expenses and other	651	622
Total current assets	7,218	5,919
Property, plant and equipment, net	4,541	4,542
Goodwill	2,938	2,958
Other intangible assets, net	1,364	1,398
Operating lease right-of-use assets	588	—
Other non-current assets	895	824
Total assets	$17,544	$15,641
Current liabilities:
Short-term debt	$2	$2
Current maturities of long-term debt and finance lease obligations	2	2
Accounts payable and accrued liabilities	2,593	2,832
Total current liabilities	2,597	2,836
Long-term debt and finance lease obligations	5,157	3,473
Operating lease liabilities	490	—
Other non-current liabilities	1,464	1,516
Total liabilities	9,708	7,825
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2019 and 2018	683	683
Common stock in treasury, at cost, 173,275,586 shares in 2019 and 170,495,859 shares in 2018	(10,322)	(9,989)
Additional contributed capital	5,906	5,898
Retained earnings	16,184	15,626
Accumulated other comprehensive (loss) income	(4,639)	(4,424)
Total Baxter stockholders’ equity	7,812	7,794
Noncontrolling interests	24	22
Total equity	7,836	7,816
Total liabilities and equity	$17,544	$15,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Income (unaudited)

(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$2,840	$2,842	$5,472	$5,519
Cost of sales	1,681	1,603	3,233	3,166
Gross margin	1,159	1,239	2,239	2,353
Selling, general and administrative expenses	642	681	1,242	1,303
Research and development expenses	166	174	295	314
Other operating income, net	(4)	—	(37)	(80)
Operating income	355	384	739	816
Interest expense, net	20	11	38	23
Other income, net	(28)	(31)	(53)	(49)
Income before income taxes	363	404	754	842
Income tax expense	20	61	64	110
Net income	$343	$343	$690	$732
Net income per common share
Basic	$0.67	$0.64	$1.35	$1.36
Diluted	$0.66	$0.63	$1.33	$1.33
Weighted-average number of common shares outstanding
Basic	510	535	511	537
Diluted	519	547	520	549

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$343	$343	$690	$732
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($4) and ($24) for the three months ended June 30, 2019 and 2018, respectively, and $2 and ($31) for the six months ended June 30, 2019 and 2018, respectively	(78)	(363)	(48)	(282)
Pension and other postretirement benefits, net of tax expense of $3 and $4 for the three months ended June 30, 2019 and 2018, respectively, and $6 and $17 for the six months ended June 30, 2019 and 2018, respectively	13	29	21	81
Hedging activities, net of tax (benefit) expense of ($3) and $2 for the three months ended June 30, 2019 and 2018, respectively, and ($8) and $3 for the six months ended June 30, 2019 and 2018, respectively	(12)	11	(27)	6
Total other comprehensive (loss) income, net of tax	(77)	(323)	(54)	(195)
Comprehensive income	$266	$20	$636	$537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in millions)

	For the three and six months ended June 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,626	$(4,424)	$7,794	$22	$7,816
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	347	—	347	—	347
Other comprehensive income (loss)	—	—	—	—	—	—	23	23	—	23
Purchases of treasury stock	—	—	8	(586)	—	—	—	(586)	—	(586)
Stock issued under employee benefit plans and other	—	—	(5)	291	(59)	(66)	—	166	—	166
Dividends declared on common stock	—	—	—	—	—	(98)	—	(98)	—	(98)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of March 31, 2019	683	$683	173	$(10,284)	$5,839	$15,970	$(4,562)	$7,646	$23	$7,669
Net income	—	—	—	—	—	343	—	343	—	343
Other comprehensive income (loss)	—	—	—	—	—	—	(77)	(77)	—	(77)
Purchases of treasury stock	—	—	2	(157)	46	—	—	(111)	—	(111)
Stock issued under employee benefit plans and other	—	—	(2)	119	21	(17)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(112)	—	(112)	—	(112)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of June 30, 2019	683	$683	173	$(10,322)	$5,906	$16,184	$(4,639)	$7,812	$24	$7,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in millions)

	For the three and six months ended June 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,483	$(4,001)	$9,124	$(8)	$9,116
Adoption of new accounting standards	—	—	—	—	—	(16)	(3)	(19)	—	(19)
Net income	—	—	—	—	—	389	—	389	—	389
Other comprehensive income (loss)	—	—	—	—	—	—	128	128	—	128
Purchases of treasury stock	—	—	8	(522)	—	—	—	(522)	—	(522)
Stock issued under employee benefit plans and other	—	—	(3)	149	(28)	(36)	—	85	—	85
Dividends declared on common stock	—	—	—	—	—	(86)	—	(86)	—	(86)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of March 31, 2018	683	$683	147	$(8,354)	$5,912	$14,734	$(3,876)	$9,099	$(6)	$9,093
Net income	—	—	—	—	—	343	—	343	—	343
Other comprehensive income (loss)	—	—	—	—	—	—	(323)	(323)	—	(323)
Purchases of treasury stock	—	—	3	(259)	—	—	—	(259)	—	(259)
Stock issued under employee benefit plans and other	—	—	(2)	128	4	(9)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(102)	—	(102)	—	(102)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2018	683	$683	148	$(8,485)	$5,916	$14,966	$(4,199)	$8,881	$(12)	$8,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six months ended
	June 30,
	2019	2018
Cash flows from operations
Net income	$690	$732
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	393	387
Deferred income taxes	(55)	(51)
Stock compensation	57	54
Net periodic pension benefit and other postretirement costs	7	21
Restructuring charges	77	33
Intangible asset impairment	31	—
Other	21	7
Changes in balance sheet items:
Accounts and other current receivables, net	(60)	43
Inventories	(91)	(134)
Accounts payable and accrued liabilities	(308)	(109)
Restructuring payments	(60)	(47)
Other	(85)	(84)
Cash flows from operations – continuing operations	617	852
Cash flows from operations – discontinued operations	(6)	—
Cash flows from operations	611	852
Cash flows from investing activities
Capital expenditures	(352)	(311)
Acquisitions and investments	(111)	(228)
Other investing activities, net	1	—
Cash flows from investing activities	(462)	(539)
Cash flows from financing activities
Issuances of debt	1,661	—
Cash dividends on common stock	(198)	(173)
Proceeds from stock issued under employee benefit plans	262	170
Purchases of treasury stock	(720)	(781)
Other financing activities, net	(37)	(24)
Cash flows from financing activities	968	(808)
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	(42)
Increase (decrease) in cash and cash equivalents	1,093	(537)
Cash and cash equivalents at beginning of period	1,832	3,394
Cash and cash equivalents at end of period	$2,925	$2,857

Non-cash investing and financing activities
Decrease in liabilities for capital expenditures	$47	$20
Decrease in liability for treasury stock purchases	$23	$—

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

2. ACQUISITIONS AND OTHER ARRANGEMENTS

In the first quarter of 2019, we acquired the U.S. rights to multiple products for an aggregate purchase price of $94 million. The purchase prices were capitalized as developed-technology intangible assets and are being amortized over a weighted-average useful life of 10 years. Net sales related to these products in the first half of 2019 were not material.

In July 2019, we acquired the U.S. rights to an additional product for $62 million. The purchase price will be capitalized as a developed-technology intangible asset in the quarter ending September 30, 2019 and will be amortized over its estimated useful life of 12 years.

3. SUPPLEMENTAL FINANCIAL INFORMATION

Interest Expense, Net

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Interest expense, net of capitalized interest	$28	$24	$53	$46
Interest income	(8)	(13)	(15)	(23)
Interest expense, net	$20	$11	$38	$23

Other Income, Net

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Foreign exchange gains, net	$(17)	$(18)	$(22)	$(33)
Pension and other postretirement benefits	(15)	(14)	(31)	(26)
Other	4	1	—	10
Other income, net	$(28)	$(31)	$(53)	$(49)

Inventories

	June 30,	December 31,
(in millions)	2019	2018
Raw materials	$397	$363
Work in process	197	203
Finished goods	1,163	1,087
Inventories	$1,757	$1,653

Property, Plant and Equipment, Net

	June 30,	December 31,
(in millions)	2019	2018
Property, plant and equipment, at cost	$10,593	$10,327
Accumulated depreciation	(6,052)	(5,785)
Property, plant and equipment, net	$4,541	$4,542

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2018	$2,351	$387	$220	$2,958
Adjustments	—	(4)	—	(4)
Currency translation adjustments	(13)	(2)	(1)	(16)
Balance as of June 30, 2019	$2,338	$381	$219	$2,938

As of June 30, 2019, there were no reductions in goodwill relating to impairment losses.

Other intangible assets, net

The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
June 30, 2019
Gross other intangible assets	$2,164	$450	$188	$2,802
Accumulated amortization	(1,171)	(267)	—	(1,438)
Other intangible assets, net	$993	$183	$188	$1,364
December 31, 2018
Gross other intangible assets	$2,115	$451	$188	$2,754
Accumulated amortization	(1,106)	(250)	—	(1,356)
Other intangible assets, net	$1,009	$201	$188	$1,398

Intangible asset amortization expense was $45 million and $44 million for the three months ended June 30, 2019 and 2018, respectively, and $88 million and $85 million for the six months ended June 30, 2019 and 2018, respectively.

For the three and six months ended June 30, 2019, we recognized a $31 million impairment charge related to a developed-technology intangible asset due to a decline in market expectations for the related product. The fair value of the intangible asset was measured using a discounted cash flow approach and the charge is classified within cost of sales in the accompanying condensed consolidated statements of income. We consider the fair value of the asset to be a Level 3 measurement due to the significant estimates and assumptions we used in establishing the estimated fair value.

5. FINANCING ARRANGEMENTS

Debt Issuance

In May 2019, we issued €750 million of 0.4% senior notes due in May 2024 and €750 million of 1.3% senior notes due in May 2029.  We have designated these debt instruments as net investment hedges of our European operations. Refer to Note 15 for additional information.

Short-term Debt

In the second quarter of 2019, we repaid $795 million of commercial paper and other short-term borrowings that were outstanding as of March 31, 2019. No commercial paper was outstanding as of June 30, 2019 or December 31, 2018.

6. LEASES

Lessee Activity

We have entered into operating and finance leases primarily for office, manufacturing and research and development (R&D) facilities, vehicles and equipment. Our leases have remaining terms from one to 25 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from one to 12 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.

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

We classify our leases as operating or finance at the lease commencement date. Finance leases are generally those leases for which we will pay substantially all of the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. All other leases are operating leases. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the right-of-use asset over the shorter of the lease term or the useful life of the asset. For operating leases, we recognize lease cost on a straight-line basis over the term of the lease.

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

There were no material lease transactions that we entered into but have not yet commenced as of June 30, 2019.

The components of lease cost for the three and six months ended June 30, 2019 were:

(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$29	$60
Finance lease cost
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	1
Variable lease cost	21	43
Lease cost	$51	$106

The following table contains supplemental cash flow information related to leases for the six months ended June 30, 2019:

(in millions)	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60
Operating cash flows from finance leases	3
Financing cash flows from finance leases	1

Right-of-use operating lease assets obtained in exchange for lease obligations	140

Supplemental balance sheet information related to leases as of June 30, 2019 includes:

(in millions)	June 30, 2019
Operating leases
Operating lease right-of-use assets	$588

Accounts payable and accrued liabilities	$98
Operating lease liabilities	490
Total operating lease liabilities	$588

Finance leases
Property, plant and equipment, at cost	$81
Accumulated depreciation	(27)
Property, plant and equipment, net	$54

Current maturities of long-term debt and finance lease obligations	$1
Long-term debt and finance lease obligations	58
Total finance lease liabilities	$59

Lease term and discount rates as of June 30, 2019 were:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	10
Finance leases	15
Weighted-average discount rate
Operating leases	2.8%
Finance leases	10.3%

Maturities of operating and finance lease liabilities as of June 30, 2019 were:

(in millions)	Finance Leases	Operating Leases
2019	$4	$59
2020	8	99
2021	8	83
2022	8	70
2023	6	59
Thereafter	82	297
Total minimum lease payments	116	667
Less: imputed interest	(57)	(79)
Present value of lease liabilities	$59	$588

Future minimum lease payments as of December 31, 2018, as disclosed in our 2018 Annual Report, were:

(in millions)	Capital Leases	Operating Leases
2019	$8	$122
2020	7	93
2021	7	86
2022	8	71
2023	6	64
Thereafter	88	210
Total minimum lease payments	124	$646
Less: imputed interest	(62)
Present value of lease liabilities	$62

Lessor Activity

We lease medical equipment, such as renal dialysis equipment and infusion pumps, to customers primarily in conjunction with arrangements to provide consumable medical products such as dialysis therapies, intravenous (IV) fluids and inhaled anesthetics. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term, vary by customer. We allocate revenue between equipment leases and medical products based on their standalone selling prices.

The components of lease revenue for the three and six months ended June 30, 2019 were:

(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Sales-type lease revenue	$5	$11
Operating lease revenue	15	30
Variable lease revenue	21	42
Total lease revenue	$41	$83

The components of our net investment in sales-type leases as of June 30, 2019 were:

(in millions)	June 30, 2019
Minimum lease payments	$86
Unguaranteed residual values	11
Net investment in leases	$97

Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets:

(in millions)	June 30, 2019
Accounts and other current receivables, net	$36
Other non-current assets	61
Total	$97

Maturities of sales-type and operating leases as of June 30, 2019 were:

(in millions)	Sales-type Leases	Operating Leases
2019	$17	$24
2020	30	48
2021	24	48
2022	15	30
2023	8	16
Thereafter	2	7
Total minimum lease payments	96	$173
Less: imputed interest	(10)
Present value of minimum lease payments	$86

7. COMMITMENTS AND CONTINGENCIES

We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2019 and December 31, 2018, our total recorded reserves, including the environmental matters discussed below, with respect to legal matters were $49 million and $43 million, respectively, and there were no related receivables.

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

Environmental

We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of June 30, 2019 and December 31, 2018, our environmental reserves, which are measured on an undiscounted basis, were $20 million and $19 million, respectively.  After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on our financial position or results of operations.

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

Other

As previously disclosed, in 2008 we recalled our heparin sodium injection products in the United States.  Following the recall, more than 1,000 lawsuits alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities, were filed. In January 2019, the last of these cases was settled. In the first half of 2019, following the resolution of an insurance dispute, we received cash proceeds of $35 million for our allocation of the insurance proceeds under a settlement and cost-sharing agreement related to the defense of the heparin product liability cases. We recognized a $33 million gain in connection with the resolution of the dispute with the insurer that is classified within other operating income, net on the condensed consolidated statement of income for the six months ended June 30, 2019.

In September 2017, Hurricane Maria caused damage to certain of our assets in Puerto Rico and disrupted operations.  As previously disclosed, we realized $42 million of insurance recoveries in 2018 related to the damages and losses from that hurricane. In July 2019, an additional $40 million of claims were approved by our insurers and will be recognized in the quarter ending September 30, 2019.

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

8. STOCKHOLDERS’ EQUITY

Cash Dividends

Cash dividends declared per common share for the three and six months ended June 30, 2019 were $0.22 and $0.41, respectively.  Cash dividends declared per common share for the three and six months ended June 30, 2018 were $0.19 and $0.35, respectively.

Stock Repurchase Programs

In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the first half of 2019, we repurchased 9.5 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise. During the first half of 2018, we repurchased 11.5 million shares pursuant to Rule 10b5-1 plans. We had $1.4 billion remaining available under the authorization as of June 30, 2019.

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

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with shareholders, and consists of net income, currency translation adjustments (CTA), pension and other postretirement employee benefit (OPEB) plans, unrealized gains and losses on cash flow hedges and prior to 2018, unrealized gains and losses on available-for-sale equity securities.  As a result of changes in accounting guidance related to available-for-sale equity securities, the unrealized gains and losses associated with these assets are no longer recognized in AOCI beginning January 1, 2018. The following table is a net-of-tax summary of the changes in AOCI by component for the six months ended June 30, 2019 and 2018.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2018	$(3,474)	$(949)	$(1)	$(4,424)
Adoption of new accounting standard	9	(169)	(1)	(161)
Other comprehensive income before reclassifications	(48)	8	(26)	(66)
Amounts reclassified from AOCI (a)	—	13	(1)	12
Net other comprehensive income (loss)	(48)	21	(27)	(54)
Balance as of June 30, 2019	$(3,513)	$(1,097)	$(29)	$(4,639)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available- for-sale- equity securities	Total
Gains (losses)
Balance as of December 31, 2017	$(3,013)	$(981)	$(10)	$3	$(4,001)
Adoption of new accounting standard	—	—	—	(3)	(3)
Other comprehensive income before reclassifications	(282)	51	(1)	—	(232)
Amounts reclassified from AOCI (a)	—	30	7	—	37
Net other comprehensive income (loss)	(282)	81	6	—	(195)
Balance as of June 30, 2018	$(3,295)	$(900)	$(4)	$—	$(4,199)
(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2019 and 2018.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(7)	$(15)	Other income, net
	(7)	(15)	Total before tax
	1	2	Income tax expense
	$(6)	$(13)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$1	$1	Cost of sales
	1	1	Total before tax
	—	—	Income tax expense
	$1	$1	Net of tax
Total reclassifications for the period	$(5)	$(12)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2018	Six months ended June 30, 2018	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(18)	$(36)	Other income, net
	(18)	(36)	Total before tax
	3	6	Income tax expense
	$(15)	$(30)	Net of tax
Losses on hedging activities
Foreign exchange contracts	$(6)	$(10)	Cost of sales
	(6)	(10)	Total before tax
	2	3	Income tax expense
	$(4)	$(7)	Net of tax
Total reclassifications for the period	$(19)	$(37)	Total net of tax
(a)	Amounts in parentheses indicate reductions to net income.

Refer to Note 12 for additional information regarding the amortization of pension and OPEB items and Note 15 for additional information regarding hedging activity.

10. REVENUES

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

On June 30, 2019, we had $8.9 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 10% of this amount as revenue over the remainder of 2019, 20% in each year between 2020 and 2022, 10% in each of 2023 and 2024, and the remaining balance thereafter.

Significant Judgments

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for reserves related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts and other current receivables, net and accounts payable and accrued liabilities on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized during the three and six months ended June 30, 2019 and 2018 related to performance obligations satisfied in prior periods was not material.

Contract Balances

The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable were $1.8 billion and $1.7 billion as of June 30, 2019 and December 31, 2018, respectively.

For contract manufacturing arrangements, revenue is primarily recognized throughout the production cycle, which typically lasts up to 90 days, resulting in the recognition of contract assets until the related services are completed and the customers are billed. Additionally, for arrangements containing a performance obligation to deliver software that can be used with medical devices, we recognize revenue upon delivery of the software, which results in the recognition of contract assets when customers are billed over time, generally over one to five years. For certain bundled contracts, total contract revenue is allocated between equipment and consumable medical products. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is reclassified as accounts receivable as consumable medical products are provided and billed, generally over one to seven years. Our contract asset balances totaled $89 million as of June 30, 2019, of which $37 million related to contract manufacturing services, $40 million related to software sales and $12 million related to bundled equipment and consumable medical products contracts. Our contract asset balances totaled $80 million as of December 31, 2018, of which $33 million related to contract manufacturing services and $47 million related to software sales. Contract assets are presented within accounts and other receivables, net ($57 million and $50 million as of June 30, 2019 and December 31, 2018, respectively) and other non-current assets ($32 million and $30 million as of June 30, 2019 and December 31, 2018, respectively) in the accompanying condensed consolidated balance sheets. Contract liabilities as of June 30, 2019 and December 31, 2018 were not significant.

Disaggregation of Net Sales

The following tables disaggregate our net sales from contracts with customers by Global Business Unit (GBU) between the U.S. and international:

	Three months ended June 30,
	2019			2018
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$196	$714	$910	$204	$727	$931
Medication Delivery [2]	441	248	689	426	255	681
Pharmaceuticals [3]	235	304	539	262	275	537
Clinical Nutrition [4]	79	136	215	80	141	221
Advanced Surgery [5]	143	89	232	118	86	204
Acute Therapies [6]	44	89	133	42	87	129
Other [7]	55	67	122	78	61	139
Total Baxter	$1,193	$1,647	$2,840	$1,210	$1,632	$2,842

	Six months ended June 30,
	2019			2018
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$388	$1,373	$1,761	$400	$1,399	$1,799
Medication Delivery [2]	847	476	1,323	862	495	1,357
Pharmaceuticals [3]	467	581	1,048	505	528	1,033
Clinical Nutrition [4]	156	264	420	163	281	444
Advanced Surgery [5]	263	167	430	217	169	386
Acute Therapies [6]	92	169	261	88	170	258
Other [7]	100	129	229	122	120	242
Total Baxter	$2,313	$3,159	$5,472	$2,357	$3,162	$5,519
1	Renal Care includes sales of our peritoneal dialysis (PD), hemodialysis (HD) and additional dialysis therapies and services.
2	Medication Delivery includes sales of our IV therapies, infusion pumps, administration sets and drug reconstitution devices.
3	Pharmaceuticals includes sales of our premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
4	Clinical Nutrition includes sales of our parenteral nutrition (PN) therapies and related products.
5	Advanced Surgery includes sales of our biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
6	Acute Therapies includes sales of our continuous renal replacement therapies (CRRT) and other organ support therapies focused in the intensive care unit (ICU).
7	Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.

11. BUSINESS OPTIMIZATION CHARGES

Beginning in the second half of 2015, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through June 30, 2019, we have incurred cumulative pre-tax costs of $899 million related to these actions. The costs consisted primarily of employee termination, implementation costs and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $70 million through the completion of these initiatives under our current program. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation.

During the three and six months ended June 30, 2019 and 2018, we recorded the following charges related to business optimization programs.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Restructuring charges	$52	$21	$77	$33
Costs to implement business optimization programs	12	25	22	50
Accelerated depreciation	1	1	4	2
Total business optimization charges	$65	$47	$103	$85

For segment reporting, business optimization charges are unallocated expenses.

Costs to implement business optimization programs for the three and six months ended June 30, 2019 and 2018, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were generally included within cost of sales, selling, general and administrative (SG&A) expense and R&D expense.

For the three and six months ended June 30, 2019 and 2018, respectively, we recognized accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded within cost of sales and SG&A expense.

During the three and six months ended June 30, 2019 and 2018, we recorded the following restructuring charges.

	Three months ended June 30, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$6	$26	$17	$49
Contract termination and other costs	1	—	—	1
Asset impairments	1	—	1	2
Total restructuring charges	$8	$26	$18	$52

	Three months ended June 30, 2018
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$3	$8	$7	$18
Contract termination costs	—	2	—	2
Asset impairments	—	1	—	1
Total restructuring charges	$3	$11	$7	$21

	Six months ended June 30, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$6	$25	$26	$57
Contract termination and other costs	8	—	—	8
Asset impairments	10	1	1	12
Total restructuring charges	$24	$26	$27	$77

	Six months ended June 30, 2018
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$4	$14	$10	$28
Contract termination costs	—	2	—	2
Asset impairments	1	2	—	3
Total restructuring charges	$5	$18	$10	$33

The following table summarizes activity in the reserves related to our restructuring initiatives.

(in millions)
Reserve as of December 31, 2018	$101
Charges	78
Reserve adjustments	(13)
Utilization	(60)
Currency translation	2
Reserve as of June 30, 2019	$108

Reserve adjustments primarily related to employee termination cost reserves established in prior periods.

Substantially all of our restructuring reserves as of June 30, 2019 relate to employee termination costs, with the remaining reserves attributable to contract termination costs. The reserves are expected to be substantially utilized by the end of 2020.

12. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS

The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Pension benefits
Service cost	$19	$25	$38	$47
Interest cost	43	45	90	91
Expected return on plan assets	(67)	(79)	(140)	(157)
Amortization of net losses and prior service costs	14	24	29	48
Net periodic pension benefit cost	$9	$15	$17	$29
OPEB
Interest cost	$2	$2	$4	$4
Amortization of net loss and prior service credit	(7)	(6)	(14)	(12)
Net periodic OPEB cost	$(5)	$(4)	$(10)	$(8)

13. INCOME TAXES

Our effective income tax rate was 5.5% and 15.1% for the three months ended June 30, 2019 and 2018, respectively, and 8.5% and 13.1% for the six months ended June 30, 2019 and 2018, respectively. Our effective income tax rate can differ from the 21% U.S. Federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.

For the three and six months ended June 30, 2019, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily attributable to a tax benefit from the resolution of an uncertain tax position (UTP) as a result of a favorable ruling from the related taxing authority and excess tax benefits on stock compensation awards.  For the three months ended June 30, 2018, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily driven by excess tax benefits on stock compensation awards, partially offset by the revaluation of Swedish net deferred tax assets due to legislation reducing the Swedish income tax rate. For the six months ended June 30, 2018, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily attributable to nontaxable income from the settlement of certain claims with the seller of the acquired operations of Claris Injectables Limited, excess tax benefits on stock compensation awards, an adjustment of provisional amounts related to U.S. tax reform, a reduction of a liability for a UTP as a result of a settlement with the related taxing authority and the reversal of a valuation allowance as a result of continued profit improvements.  Partially offsetting the foregoing benefits was interest on the reserve for UTPs, the revaluation of Swedish net deferred tax assets and transfer pricing-related income tax accruals.

14. EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net income. The denominator for basic EPS is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units (RSUs) and performance share units (PSUs) is reflected in the denominator for diluted EPS using the treasury stock method.

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Basic shares	510	535	511	537
Effect of dilutive securities	9	12	9	12
Diluted shares	519	547	520	549

The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 4 million equity awards each for the three and six months ended June 30, 2019, respectively, and 4 million and 3 million equity awards for the three and six months ended June 30, 2018, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in net sales, cost of sales and interest expense, net, and are primarily related to forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies, and anticipated issuances of debt, respectively.

The notional amounts of foreign exchange contracts designated as cash flow hedges were $629 million and $775 million as of June 30, 2019 and December 31, 2018, respectively. The total notional amounts of interest rate contracts designated as cash flow hedges were $300 million and $150 million as of June 30, 2019 and December 31, 2018, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at June 30, 2019 is 18 months for foreign exchange contracts and 30 years for interest rate contracts.

Fair Value Hedges

We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. Fair value hedges are classified in interest expense, net, as they hedge the interest rate risk associated with certain of our fixed-rate debt.

There were no outstanding interest rate swap contracts designated as fair value hedges as of June 30, 2019 and December 31, 2018.

Net Investment Hedges

In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances have been and will be recorded as a component of AOCI. As of June 30, 2019, we had an accumulated pre-tax unrealized translation loss in AOCI of $69 million related to the Euro-denominated senior notes.

In May 2019, we entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency rates on €1.2 billion of our net investment in our European operations.  Those hedges were entered into in advance of the issuance of our senior notes mentioned above, were settled in the second quarter of 2019 and resulted in an insignificant loss.

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

There were no hedge dedesignations in the first six months of 2019 or 2018 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.

If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2019 and 2018.

If we terminate a net investment hedge, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In the second quarter of 2019, we dedesignated €1.2 billion of forward contracts designated as a net investment hedge of our European operations.

Undesignated Derivative Instruments

We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.

The total notional amount of undesignated derivative instruments was $494 million as of June 30, 2019 and $485 million as of December 31, 2018.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on our derivative instruments for the three months ended June 30, 2019 and 2018.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2019	2018	in income statement	2019	2018
Cash flow hedges
Interest rate contracts	$(23)	$—	Interest expense, net	$—	$—
Foreign exchange contracts	9	7	Cost of sales	1	(6)
Net investment hedges	(36)	38	Other income, net	—	—
Total	$(50)	$45		$1	$(6)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2019	2018
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$3	$6

The following tables summarize the income statement locations and gains and losses on our derivative instruments for the six months ended June 30, 2019 and 2018.

	Gain (loss) recognized in OCI		Location of gain (loss)	Gain (loss) reclassified from AOCI into income
(in millions)	2019	2018	in income statement	2019	2018
Cash flow hedges
Interest rate contracts	$(34)	$—	Interest expense, net	$—	$—
Foreign exchange contracts	—	(2)	Cost of sales	1	(10)
Net investment hedges	(22)	17	Other income, net	—	—
Total	$(56)	$15		$1	$(10)

		Gain (loss) recognized in income
(in millions)	Location of gain (loss) in income statement	2019	2018
Fair value hedges
Interest rate contracts	Interest expense, net	$—	$(4)
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$(6)	$(11)

For our fair value hedges, an equal and offsetting gain of $4 million was recognized in interest expense, net as an adjustment to the underlying hedged item, fixed-rate debt, in the second quarter and first half of 2018.

As of June 30, 2019, $13 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Fair Values of Derivative Instruments

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2019.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$37
Foreign exchange contracts	Prepaid expenses and other	20	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other non-current assets	1	Other non-current liabilities	—
Total derivative instruments designated as hedges		21		38
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	—	Accounts payable and accrued liabilities	—
Total derivative instruments		$21		$38

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2018.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$3
Foreign exchange contracts	Prepaid expenses and other	22	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other non-current assets	1	Other non-current liabilities	—
Total derivative instruments designated as hedges		23		4
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other	—	Accounts payable and accrued liabilities	1
Total derivative instruments		$23		$5

While some of our derivatives are subject to master netting arrangements, we present our assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets. Additionally, we are not required to post collateral for any of our outstanding derivatives.

The following table provides information on our derivative positions as if they were presented on a net basis, allowing for the right of offset by counterparty.

	June 30, 2019		December 31, 2018
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$21	$38	$23	$5
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(1)	(1)	(5)	(5)
Total	$20	$37	$18	$—

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of June 30, 2019	Balance as of December 31, 2018	Balance as of June 30, 2019	Balance as of December 31, 2018
Long-term debt	$103	$103	$6	$7

(a) These fair value hedges were terminated prior to December 31, 2018.

16. FAIR VALUE MEASUREMENTS

The following tables summarize our financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$21	$—	$21	$—
Marketable equity securities	4	4	—	—
Total	$25	$4	$21	$—
Liabilities
Foreign exchange contracts	$1	$—	$1	$—
Interest rate contracts	37	—	37	—
Contingent payments related to acquisitions	27	—	—	27
Total	$65	$—	$38	$27

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$23	$—	$23	$—
Marketable equity securities	3	3	—	—
Total	$26	$3	$23	$—
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Interest rate contracts	3	—	3	—
Contingent payments related to acquisitions	32	—	—	32
Total	$37	$—	$5	$32

As of June 30, 2019 and December 31, 2018, cash and cash equivalents of $2.9 billion and $1.8 billion, respectively, included money market funds of approximately $1.5 billion and $169 million, respectively, which are considered Level 2 in the fair value hierarchy.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Fair value at beginning of period	$31	$23	$32	$9
Additions	—	—	—	14
Change in fair value recognized in earnings	(4)	—	(4)	—
Payments	—	—	(1)	—
Fair value at end of period	$27	$23	$27	$23

Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $39 million at June 30, 2019 and $41 million at December 31, 2018. These amounts are included in Other non-current assets.

Fair Values of Financial Instruments Not Measured at Fair Value

In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of June 30, 2019 and December 31, 2018.

	Book values		Fair values(a)
(in millions)	2019	2018	2019	2018
Liabilities
Short-term debt	$2	$2	$2	$2
Current maturities of long-term debt and finance lease obligations	2	2	2	2
Long-term debt and finance lease obligations	5,157	3,473	5,440	3,460
(a)	These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.

The carrying value of short-term debt approximates its fair value due to the short-term maturities of the obligations. The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments approximate their fair values due to the short-term maturities of most of those assets and liabilities.

17. SEGMENT INFORMATION

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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include the majority of the foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs as well as certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

Financial information for our segments is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net sales:
Americas	$1,520	$1,525	$2,928	$2,967
EMEA	744	758	1,449	1,482
APAC	576	559	1,095	1,070
Total net sales	$2,840	$2,842	$5,472	$5,519
Operating Income:
Americas	$584	$619	$1,121	$1,185
EMEA	162	162	307	313
APAC	137	131	258	248
Total segment operating income	$883	$912	$1,686	$1,746

The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Total segment operating income	$883	$912	$1,686	$1,746
Corporate and other	(528)	(528)	(947)	(930)
Total operating income	355	384	739	816
Net interest expense	20	11	38	23
Other income, net	(28)	(31)	(53)	(49)
Income before income taxes	$363	$404	$754	$842

Refer to Note 10 for additional information on Net Sales by GBU.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018.

RESULTS OF OPERATIONS

Our net income for the three and six months ended June 30, 2019 totaled $343 million, or $0.66 per diluted share, and $690 million, or $1.33 per diluted share, compared to $343 million, or $0.63 per diluted share, and $732 million, or $1.33 per diluted share, for the three and six months ended June 30, 2018. Net income for the three and six months ended June 30, 2019 included special items which decreased net income by $121 million and $173 million, respectively, or $0.23 and $0.33 per diluted share, respectively, as further discussed below. Net income for the three and six months ended June 30, 2018 included special items which decreased net income by $78 million and $77 million, respectively, or $0.14 per diluted share, as further discussed below.

Special Items

The following table provides a summary of our special items and the related impact by line item on our results for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Gross Margin
Intangible asset amortization expense	$(45)	$(44)	$(88)	$(85)
Intangible asset impairment [1]	(31)	—	(31)	—
Business optimization items [2]	(10)	(3)	(29)	(9)
Acquisition and integration expenses [3]	(12)	(6)	(17)	(9)
Litigation [4]	—	—	—	(8)
European medical devices regulation [5]	(6)	—	(10)	—
Total Special Items	$(104)	$(53)	$(175)	$(111)
Impact on Gross Margin Ratio	(3.7 pts)	(1.9 pts)	(3.2 pts)	(2.0 pts)

Selling, General and Administrative (SG&A) Expenses
Business optimization items [2]	$32	$34	$40	$63
Acquisition and integration expenses [3]	—	6	5	10
Litigation [4]	—	—	—	2
Total Special Items	$32	$40	$45	$75
Impact on SG&A Ratio	1.1 pts	1.4 pts	0.8 pts	1.3 pts

Research and Development (R&D) Expenses
Business optimization items [2]	$23	$10	$34	$13
Acquisition and integration expenses [3]	2	—	6	—
Total Special Items	$25	$10	$40	$13
Impact on R&D Ratio	0.8 pts	0.3 pts	0.7 pts	0.2 pts

Other Operating Income, net
Acquisition and integration expenses [3]	$(4)	$—	$(4)	$—
Insurance recovery from legacy product-related matter [6]	—	—	(33)	—
Claris settlement [7]	—	—	—	(80)
Total Special Items	$(4)	$—	$(37)	$(80)

Income Tax Expense
Tax effects of special items and impact of U.S. Tax Reform [8]	$(36)	$(25)	$(50)	$(42)
Total Special Items	$(36)	$(25)	$(50)	$(42)
Impact on Effective Tax Rate	(5.3 pts)	(1.9 pts)	(3.2 pts)	(2.7 pts)

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

[1]	Our results in 2019 included a $31 million asset impairment related to a developed-technology intangible asset.

[2]

In 2019 and 2018, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure on a global basis. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. Our results in 2019 included business optimization charges of $65 million in the second quarter and $103 million in the first half.  Our results in 2018 included business optimization charges of $47 million in the second quarter and $85 million in the first half.  Refer to Note 11 within Item 1 for more information.

[3]

Our results in 2019 included $10 million in the second quarter and $24 million in the first half of acquisition and integration expenses. This included integration expenses related to our acquisitions of Claris Injectables Limited (Claris) and the RECOTHROM and PREVELEAK products in prior periods, as well as the 2019 acquisitions of in-process R&D assets, partially offset by a benefit related to the change in the estimated fair value of contingent consideration liabilities. Our results in 2018 included $12 million in the second quarter and $19 million in the first half of acquisition and integration expenses related to our acquisitions of Claris and the RECOTHROM and PREVELEAK products.

[4]	Our results in the first half of 2018 included a charge of $10 million related to certain product litigation.
[5]

Our results in 2019 included costs of $6 million in the second quarter and $10 million in the first half related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that will become effective in 2020.

[6]

Our results in the first half of 2019 included a benefit of $33 million for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter.

[7]	Our results in the first half of 2018 included a benefit of $80 million for the settlement of certain claims related to the acquired operations of Claris.
[8]

Reflected in this item is the income tax impact of the special items identified in this table.  Additionally, our results in the first half of 2018 included a tax benefit of $8 million related to updates to the estimated impact of U.S. Federal tax reform previously made in 2017. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.

NET SALES

	Three months ended
	June 30,		Percent change
(in millions)	2019	2018	At actual currency rates	At constant currency rates	U.S. cyclophosphamide(1)
United States	$1,193	$1,210	(1)%	(1)%	(1)%
International	1,647	1,632	1%	8%	0%
Total net sales	$2,840	$2,842	(0)%	4%	0%

	Six months ended
	June 30,		Percent change
(in millions)	2019	2018	At actual currency rates	At constant currency rates	U.S. cyclophosphamide(1)
United States	$2,313	$2,357	(2)%	(2)%	(1)%
International	3,159	3,162	(0)%	7%	0%
Total net sales	$5,472	$5,519	(1)%	3%	0%
(1)	The amounts reflect the impact of U.S. cyclophosphamide net sales on constant currency sales growth for the current period.

Foreign currency unfavorably impacted net sales by 4 percentage points during the second quarter and first half of 2019, respectively, compared to the prior period principally due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound, Chinese Yuan, Colombian Peso and Brazilian Real.

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

We have disclosed the impact of generic competition for U.S. cyclophosphamide on our net sales to enhance comparability between periods and better identify operating trends.

Global Business Unit Net Sales Reporting

Our global business units (GBUs) include the following:

•	Renal Care includes sales of our peritoneal dialysis (PD), hemodialysis (HD) and additional dialysis therapies and services.
•	Medication Delivery includes sales of our intravenous (IV) therapies, infusion pumps, administration sets and drug reconstitution devices.
•	Pharmaceuticals includes sales of our premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
•	Clinical Nutrition includes sales of our parenteral nutrition (PN) therapies and related products.
•	Advanced Surgery includes sales of our biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
•	Acute Therapies includes sales of our continuous renal replacement therapies (CRRT) and other organ support therapies focused in the intensive care unit (ICU).
•	Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.

The following is a summary of net sales by GBU.

	Three months ended June 30,		Percent change
(in millions)	2019	2018	At actual currency rates	At constant currency rates	U.S. cyclophosphamide(1)
Renal Care	$910	$931	(2)%	3%	0%
Medication Delivery	689	681	1%	4%	0%
Pharmaceuticals	539	537	0%	4%	(2)%
Clinical Nutrition	215	221	(3)%	2%	0%
Advanced Surgery	232	204	14%	17%	0%
Acute Therapies	133	129	3%	8%	0%
Other	122	139	(12)%	(9)%	0%
Total Baxter	$2,840	$2,842	(0)%	4%	0%

	Six months ended June 30,		Percent change
(in millions)	2019	2018	At actual currency rates	At constant currency rates	U.S. cyclophosphamide(1)
Renal Care	$1,761	$1,799	(2)%	3%	0%
Medication Delivery	1,323	1,357	(3)%	(0)%	0%
Pharmaceuticals	1,048	1,033	1%	5%	(2)%
Clinical Nutrition	420	444	(5)%	(1)%	0%
Advanced Surgery	430	386	11%	15%	0%
Acute Therapies	261	258	1%	6%	0%
Other	229	242	(5)%	(2)%	0%
Total Baxter	$5,472	$5,519	(1)%	3%	0%
(1)	The amounts reflect the impact of U.S. cyclophosphamide net sales on constant currency sales growth for the current period.

On a constant currency basis, Renal Care net sales increased during the second quarter and first half of 2019, driven by global patient growth in PD partially offset by lower U.S. in-center HD sales.

On a constant currency basis, Medication Delivery net sales increased during the second quarter and were flat during the first half of 2019.  The increase in the second quarter of 2019 was attributable to increased sales of our Spectrum IQ Infusion System in the U.S. and EVO IQ Infusion System internationally and related IV access administration sets.  The increase in the second quarter was offset by a decline in the first quarter compared to the prior year due to higher sales in 2018 of our large volume parenterals (LVPs) as customer demand increased due to industry-wide supply challenges.

On a constant currency basis, Pharmaceuticals net sales increased during the second quarter and first half of 2019. The increase in 2019 was due to growth in international pharmacy compounding sales and increased sales of our generic injectables. Partially offsetting those increases were reduced sales of U.S. cyclophosphamide and BREVIBLOC due to increased generic competition.

On a constant currency basis, Clinical Nutrition net sales increased during the second quarter and decreased during the first half of 2019. The increase in the second quarter was due to the launch of new products. The decrease in the first half of 2019 was due to lower U.S. sales of our PN therapies and related products.

On a constant currency basis, Advanced Surgery net sales increased during the second quarter and first half of 2019, primarily driven by higher sales as a result of a temporary supply disruption of a competitor.

On a constant currency basis, Acute Therapies net sales increased during the second quarter and first half of 2019 due to higher global demand for our CRRT systems to treat acute kidney injuries, including the launch of PrisMax in several countries across Europe and Asia.

On a constant currency basis, Other net sales decreased during the second quarter and first half of 2019 in comparison to strong sales performance in the prior year.

Gross Margin and Expense Ratios

	Three months ended June 30,
	2019	% of net sales	2018	% of net sales	$ change	% change
Gross margin	$1,159	40.8%	$1,239	43.6%	$(80)	(6.5)%
SG&A	$642	22.6%	$681	24.0%	$(39)	(5.7)%
R&D	$166	5.8%	$174	6.1%	$(8)	(4.6)%

	Six months ended June 30,
	2019	% of net sales	2018	% of net sales	$ change	% change
Gross margin	$2,239	40.9%	$2,353	42.6%	$(114)	(4.8)%
SG&A	$1,242	22.7%	$1,303	23.6%	$(61)	(4.7)%
R&D	$295	5.4%	$314	5.7%	$(19)	(6.1)%

Gross Margin

The special items identified above had an unfavorable impact of approximately 3.7 and 3.2 percentage points on the gross margin ratio in the second quarter and first half of 2019, respectively.  The unfavorable impact was 1.9 and 2.0 percentage points in the second quarter and first half of 2018, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the gross margin ratio decreased in the second quarter and first half of 2019 compared to the prior year due to an unfavorable product mix as well as inventory write-downs and incremental costs relating to improvements at a dialyzer facility in the U.S. that experienced manufacturing issues during the second quarter of 2019.

SG&A

The special items identified above had an unfavorable impact of approximately 1.1 and 0.8 percentage points on the SG&A expenses ratio in the second quarter and first half of 2019, respectively. The unfavorable impact was 1.4 and 1.3 percentage points in the second quarter and first half of 2018, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the SG&A expenses ratio decreased in the second quarter and first half of 2019 primarily due to favorable foreign currency translation and actions we took to restructure our cost position and focus on expense management, partially offset by the absence of transition service income that we earned following our spinoff of Baxalta Incorporated (Baxalta), as the agreement for those services terminated as of July 1, 2018.

R&D

The special items identified above had an unfavorable impact of approximately 0.8 and 0.7 percentage points on the R&D expenses ratio in the second quarter and first half of 2019, respectively. The unfavorable impact was 0.3 and 0.2 percentage points in the second quarter and first half of 2018, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, R&D expenses decreased in the second quarter and first half of 2019 as a result of the timing of project-related expenditures compared to the prior year, actions we took to restructure our cost position and focus on expense management, and favorable foreign currency translation.

Business Optimization Items

Beginning in the second half of 2015, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through June 30, 2019, we have incurred cumulative pre-tax costs of $899 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $70 million related to these initiatives, primarily related to employee termination costs and implementation costs. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of approximately $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 90 percent of the expected annual pre-tax savings are expected to be realized by the end of 2019, with the remainder by the end of 2023.

Other Operating Income, Net

Other operating income, net was $4 million and $37 million in the second quarter and first half of 2019, respectively, and $80 million in the first half of 2018.  In the second quarter of 2019, we recognized a benefit of $4 million related to the change in the estimated fair value of contingent consideration liabilities. In the first half of 2019, we recognized a $33 million gain when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter. In the prior period, we settled certain claims with the seller related to the acquired operations of Claris, which resulted in a gain of $80 million.

Interest Expense, Net

Interest expense, net was $20 million and $38 million in the second quarter and first half of 2019, respectively, and $11 million and $23 million in the second quarter and first half of 2018, respectively. The increase in the second quarter and first half of 2019 was primarily driven by higher average debt outstanding and lower interest income as a result of lower average cash and cash equivalents balances.

Other Income, Net

Other income, net was $28 million and $53 million in the second quarter and first half of 2019, respectively, and $31 million and $49 million in the second quarter and first half of 2018, respectively. The decrease in the second quarter of 2019 compared to the prior year was primarily due to fair value declines in marketable equity securities in the current year. The increase in the first half of 2019 compared to the prior year was primarily due to the impairment of an investment in the prior-year period and higher pension benefits in the current-year period, partially offset by lower foreign exchange gains in the current-year period.

Income Taxes

Our effective income tax rate was 5.5% and 15.1% in the second quarter and 8.5% and 13.1% for the first half of 2019 and 2018, respectively. Our effective income tax rate can differ from the 21% U.S. Federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards. For the three and six months ended June 30, 2019, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily attributable to a tax benefit from the resolution of an uncertain tax position (UTP) as a result of a favorable ruling from the related taxing authority and excess tax benefits on stock compensation awards.  For the three months ended June 30, 2018, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily driven by excess tax benefits on stock compensation awards, partially offset by the revaluation of Swedish net deferred tax assets due to legislation reducing the Swedish income tax rate. For the six months ended June 30, 2018, the difference between our effective income tax rate and the U.S. Federal statutory rate was primarily attributable to nontaxable income from the settlement of certain claims with the seller of the acquired operations of Claris, excess tax benefits on stock compensation awards, an adjustment of provisional amounts related to U.S. tax reform, a reduction of a liability for a UTP as a result of a settlement with the related taxing authority and the reversal of a valuation allowance as a result of continued profit improvements.  Partially offsetting the foregoing benefits was interest on the reserve for UTPs, the revaluation of Swedish net deferred tax assets and transfer pricing-related income tax accruals.

Segment Results

We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of significant factors impacting our reportable segments’ financial results.

	Net sales				Operating income (loss)
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Americas	$1,520	$1,525	$2,928	$2,967	$584	$619	$1,121	$1,185
EMEA	744	758	1,449	1,482	162	162	307	313
APAC	576	559	1,095	1,070	137	131	258	248
Corporate and other	—	—	—	—	(528)	(528)	(947)	(930)
Total	$2,840	$2,842	$5,472	$5,519	$355	$384	$739	$816

Americas

Segment operating income was $584 million and $1,121 million, respectively, in the second quarter and first half of 2019 and $619 million and $1,185 million, respectively, in the second quarter and first half of 2018. The decrease in the second quarter of 2019 was primarily driven by lower sales and gross margin in Pharmaceuticals.  Lower sales and gross margin in Medication Delivery and Clinical Nutrition in the first quarter of 2019 contributed to the decrease in the first half of 2019. Partially offsetting the decreases in the second quarter and first half of 2019 was favorable performance in Advanced Surgery primarily due to a temporary supply disruption of a competitor.

EMEA

Segment operating income was $162 million and $307 million, respectively, in the second quarter and first half of 2019 and $162 million and $313 million, respectively, in the second quarter and first half of 2018. The decrease in the first half of 2019 was primarily driven by unfavorable foreign exchange rates partially offset by increased sales and gross margin in Renal Care and Pharmaceuticals.

APAC

Segment operating income was $137 million and $258 million, respectively, in the second quarter and first half of 2019 and $131 million and $248 million, respectively, in the second quarter and first half of 2018. Results in 2019 were driven by higher sales and gross margin, primarily from China and Australia, in Renal Care and Pharmaceuticals.

Corporate and Other

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include certain foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs as well as certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in the second quarter of 2019 was consistent with the prior-year period as higher business optimization charges and an impairment of a developed-technology intangible asset were offset by lower SG&A and R&D expenses.  The operating loss in the first half of 2019 increased over the prior-year period due to an impairment of a developed-technology intangible asset, higher business optimization charges and the benefit from the Claris settlement in the prior year, partially offset by a benefit for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter in the current year and lower SG&A and R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a summary of the statement of cash flows for the six-month periods ended June 30, 2019 and 2018.

	Six months ended
	June 30,
(in millions)	2019	2018
Cash flows from operations - continuing operations	$617	$852
Cash flows from investing activities	(462)	(539)
Cash flows from financing activities	968	(808)

Cash Flows from Operations — Continuing Operations

In the first half of 2019, cash provided by operating activities was $617 million, as compared to cash provided by operating activities of $852 million in the first half of 2018, a decrease of $235 million. The decrease was primarily due to the Claris settlement received in 2018 and the timing of customer and vendor payments, partially offset by an insurance recovery received in 2019 from a legacy product-related matter.

Cash Flows from Investing Activities

In the first half of 2019, cash used for investing activities included payments for acquisitions of $111 million, primarily related to the U.S. rights to multiple products we acquired, and capital expenditures of $352 million. In the first half of 2018, cash used for investing activities included payments for acquisitions of $228 million, primarily related to RECOTHROM and PREVELEAK and two molecules from Celerity Pharmaceuticals, LLC, and capital expenditures of $311 million.

Cash Flows from Financing Activities

In the first half of 2019, cash generated from financing activities included the net proceeds from the issuance of €750 million of senior notes due in 2024 and €750 million of senior notes due in 2029 along with stock issued under employee benefit plans of $262 million, partially offset by payments for stock repurchases of $720 million and dividend payments of $198 million. In the first half of 2018, cash used for financing activities included payments for stock repurchases of $781 million and dividend payments of $173 million, partially offset by the proceeds from stock issued under employee benefit plans of $170 million.

As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. We paid $720 million in cash to repurchase approximately 9.5 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise in the first half of 2019 and had $1.4 billion remaining available under this authorization as of June 30, 2019.

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

Credit Facilities and Access to Capital and Credit Ratings

Credit Facilities

As of June 30, 2019, our U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. There were no amounts outstanding under our credit facilities at June 30, 2019 or December 31, 2018, respectively. As of June 30, 2019, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Access to Capital and Credit Ratings

We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $2.9 billion of cash and cash equivalents as of June 30, 2019, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market funds and diversify the concentration of cash among different financial institutions.

Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. Between February and July 2019, Standard & Poor’s, Fitch, and Moody’s reaffirmed our investment grade credit ratings that we disclosed in our 2018 Annual Report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2018 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2018 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first half of 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASU) 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for our financial statements beginning in 2020. We are currently evaluating the impact of the adoption of this ASU, but it is not expected to have a material effect on our condensed consolidated financial statements.

In August 2018, the FASB issued ASC 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The standard is effective for our financial statements beginning in 2020. We are currently evaluating the impact of the adoption of this ASU, but it is not expected to have a material effect on our condensed consolidated financial statements.

LEGAL CONTINGENCIES

Refer to Note 7 within Item 1 for a discussion of our legal contingencies. Upon resolution of any of these uncertainties, we may incur charges in excess of presently established liabilities. While our liability in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on our consolidated financial position. While we believe that we have valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and we may in the future incur material judgments or enter into material settlements of claims.

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

On May 6, 2019, we received a Show Cause Notice under the Drugs & Cosmetics Act, 1940 and Rules thereunder (Show Cause Notice) from the Commissioner of the Food & Drugs Control Administration in the Gujarat State in Gandhinagar, India (Commissioner).  The Show Cause Notice was issued regarding an April 9, 2019 inspection of our Claris facilities in Ahmedabad, India by the Commissioner.  The Show Cause Notice contains a number of observations of alleged Good Manufacturing Practice related issues across a variety of areas, some of which overlap with the areas covered in the Claris 483 or the Claris Warning Letter.  We responded to the Show Cause Notice and are cooperating with the regulatory authorities.

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

As previously disclosed, in the fourth quarter of 2012, the company received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding its quality and manufacturing practices and procedures at its North Cove facility. In January 2017, the parties resolved the matter by entering into a deferred prosecution agreement and a civil settlement whereby the company agreed to pay approximately $18 million and implement certain enhanced compliance measures.  In July 2019, the deferred prosecution agreement expired and, based on Baxter’s fulfillment of the terms of the agreement, the court dismissed the criminal information previously filed in the case with prejudice.

1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm

FORWARD-LOOKING INFORMATION

This quarterly report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, future regulatory filings and our R&D pipeline (including estimates regarding our ability to obtain approval for distribution in the U.S. of new products manufactured at our Baxter Ahmedabad facility), strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated with the separation of our biopharmaceuticals and medical products businesses (including the 2016 disposition of our formerly retained shares in Baxalta (Retained Shares)), the impact of competition, future sales growth, business development activities (including the recent acquisitions of Claris Injectables and two surgical products from Mallinckrodt plc), the effects of product recalls or production disruptions, business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of our facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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

•

proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy (AAKHI) and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures which are difficult to estimate in advance;

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

We may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of June 30, 2019 is 18 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding as of June 30, 2019, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $15 million with respect to those contracts would decrease by $26 million, resulting in a net liability position.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at June 30, 2019 by replacing the actual exchange rates at June 30, 2019 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

Our operations in Argentina are reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of June 30, 2019, our net monetary assets denominated in Argentine Pesos are not significant.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2018 Annual Report. There were no significant changes during the quarter ended June 30, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

We are currently implementing an upgrade to our enterprise resource planning (ERP) software. In connection with the ERP upgrade, we are updating the processes that constitute our internal control over financial reporting, as necessary. This normal course of business ERP upgrade is being implemented to remain current with the latest release of the software.

In 2017, related to our overall business optimization initiatives, we began implementation of a business transformation project within the finance, human resources, purchasing and information technology functions which will further centralize and standardize business processes and systems across the company.  We are transitioning some processes to our shared services centers while others have moved to outsourced providers.  This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting.

With the exception of the above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

A review of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 and 2018 has been performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries (the “Company”) as of June 30, 2019, and the related condensed consolidated statements of income, comprehensive income and changes in equity for the three-month and six-month periods ended June 30, 2019 and 2018 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, including the related notes, appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

July 30, 2019

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 7 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about our common stock repurchases during the three-month period ended June 30, 2019.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2019 through April 30, 2019	749,300	$80.68	749,300
May 1, 2019 through May 31, 2019 (2)	1,254,787	$76.59	1,254,787
June 1, 2019 through June 30, 2019	—	$—	—
Total	2,004,087	$78.12	2,004,087	$1,447,516,465

(1)

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the second quarter of 2019, we repurchased 1.4 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise. We had $1.4 billion remaining under this program (as amended and after giving effect to stock repurchases) as of June 30, 2019. This program does not have an expiration date.

(2)

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

4.2

Twelfth Supplemental Indenture, dated as of May 15, 2019, between Baxter International Inc. (the “Company”) and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 0.400% Senior Note due 2024 and form of 1.300% Senior Note due 2029) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 15, 2019).

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

BAXTER INTERNATIONAL INC.
(Registrant)

Date: July 30, 2019	By:	/s/ James K. Saccaro
James K. Saccaro
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)