Form 10-Q
period 2019-09-30
BAXTER INTERNATIONAL INC
filed 2020-03-17
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-4448
_________________________________________________________________________________
BAXTER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________

Delaware			36-0781620
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

One Baxter Parkway,	Deerfield,	Illinois	60015
(Address of Principal Executive Offices)			(Zip Code)

224.	948.2000
(Registrant’s telephone number, including area code)
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	BAX (NYSE)	New York Stock Exchange
Chicago Stock Exchange
0.4% Global Notes due 2024	BAX 24	New York Stock Exchange
1.3% Global Notes due 2025	BAX 25	New York Stock Exchange
1.3% Global Notes due 2029	BAX 29	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of February 29, 2020 was $507,263,731.00 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2019

Explanatory Note

General

On February 13, 2020, we concluded, in consultation with the Audit Committee of our Board of Directors, that our consolidated financial statements as of December 31, 2018 and 2017, for the years ended December 31, 2018, 2017 and 2016, as of and for the interim periods within the years ended December 31, 2018 and 2017 and the interim periods ended June 30 and March 31, 2019 should no longer be relied upon because of misstatements to our previously reported foreign exchange gains and losses as described below.

Restatement

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 includes unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and for each of the three and nine months ended September 30, 2019 and 2018. We have restated certain information within this Quarterly Report on Form 10-Q, including the condensed consolidated balance sheet as of December 31, 2018 and the condensed consolidated financial statements for the three and nine months ended September 30, 2018.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 17, 2020, for information about the restatement of our consolidated balance sheet as of December 31, 2018.

Restatement Background

On October 24, 2019, we reported that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. Our internal investigation, as it pertains to the evaluation of related financial statement impacts, is complete.

We previously had applied a longstanding convention for the initial measurement of foreign exchange transactions and the subsequent remeasurement of foreign currency denominated monetary assets and liabilities that was not consistent with U.S. Generally Accepted Accounting Principles (U.S. GAAP). Beginning years after the adoption of that convention, certain intra-company transactions were undertaken, after the related exchange rates were already known, solely for the purpose of generating non-operating foreign exchange gains or avoiding foreign exchange losses. We believe that the use of our previous exchange rate convention to generate non-operating foreign exchange gains and avoid losses had occurred for at least ten years. The cumulative impact of correcting misstatements of non-operating foreign exchange gains and losses in periods prior to 2018 has been recorded as a reduction to our opening retained earnings in the condensed consolidated financial statements included herein.

As previously disclosed, we voluntarily advised the staff of the Securities and Exchange Commission (SEC) of our internal investigation and are continuing to cooperate with the staff of the SEC.

Restatement of Previously Issued Condensed Consolidated Financial Statements

As described above, this Quarterly Report on Form 10-Q includes restated condensed consolidated financial statements as of December 31, 2018 and for the three and nine months ended September 30, 2018. In addition to the correction of misstatements related to non-operating foreign exchange gains and losses, we corrected additional misstatements that were immaterial, individually and in the aggregate, to our previously issued financial statements. Those other immaterial misstatements relate to (i) equipment leased to customers under operating leases, (ii) classification of foreign exchange gains and losses on cash balances and intra-company receivables and payables in our consolidated statements of cash flows, (iii) translation of the financial position and results of operations of our foreign operations into U.S. dollars, (iv) statement of income classification of transition services income related to the separation of Baxalta Incorporated in 2015 and (v) other miscellaneous adjustments. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information.

The restatement resulted in the following decreases to our previously reported net income and diluted earnings per share (in millions, except per share data):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Net income	$(26)	$(35)
Diluted earnings per share	$(0.05)	$(0.07)

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of December 31, 2018 and has determined that a material weakness in our internal control over financial reporting existed as of that date. As a result of the material weakness, our disclosure controls and procedures were not effective as of December 31, 2018 and throughout 2019. Management has been implementing changes to strengthen our internal controls and remediate the material weakness, which continued to exist as of September 30, 2019. See Item 4, Controls and Procedures, for additional information related to the material weakness in internal control over financial reporting and our related remediation activities.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

		As Restated
	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$3,009	$1,838
Accounts receivable, net	1,814	1,840
Inventories	1,715	1,667
Prepaid expenses and other current assets	672	614
Total current assets	7,210	5,959
Property, plant and equipment, net	4,406	4,530
Goodwill	2,847	3,002
Other intangible assets, net	1,365	1,410
Operating lease right-of-use assets	589	—
Other non-current assets	882	819
Total assets	$17,299	$15,720
Current liabilities:
Short-term debt	$—	$2
Current maturities of long-term debt and finance lease obligations	2	2
Accounts payable and accrued liabilities	2,609	2,810
Total current liabilities	2,611	2,814
Long-term debt and finance lease obligations	5,063	3,481
Operating lease liabilities	494	—
Other non-current liabilities	1,514	1,559
Total liabilities	9,682	7,854
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2019 and 2018	683	683
Common stock in treasury, at cost, 175,461,299 shares in 2019 and 170,495,859 shares in 2018	(10,582)	(9,989)
Additional contributed capital	5,926	5,898
Retained earnings	15,849	15,075
Accumulated other comprehensive (loss) income	(4,288)	(3,823)
Total Baxter stockholders’ equity	7,588	7,844
Noncontrolling interests	29	22
Total equity	7,617	7,866
Total liabilities and equity	$17,299	$15,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
		As Restated		As Restated
	2019	2018	2019	2018
Net sales	$2,851	$2,761	$8,323	$8,266
Cost of sales	1,621	1,529	4,860	4,690
Gross margin	1,230	1,232	3,463	3,576
Selling, general and administrative expenses	627	684	1,869	1,993
Research and development expenses	144	166	439	479
Other operating income, net	(44)	—	(81)	(89)
Operating income	503	382	1,236	1,193
Interest expense, net	13	11	51	34
Other (income) expense, net	9	(1)	(8)	(45)
Income before income taxes	481	372	1,193	1,204
Income tax expense (benefit)	106	(146)	163	(37)
Net income	375	518	1,030	1,241
Less: Net income attributable to noncontrolling interests	6	—	6	—
Net income attributable to Baxter stockholders	$369	$518	$1,024	$1,241
Earnings per share
Basic	$0.72	$0.97	$2.01	$2.32
Diluted	$0.71	$0.95	$1.97	$2.26
Weighted-average number of shares outstanding
Basic	511	534	510	536
Diluted	520	546	520	548
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
		As Restated		As Restated
	2019	2018	2019	2018
Net income	$375	$518	$1,030	$1,241
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax (benefit) expense of ($13) and $3 for the three months ended September 30, 2019 and 2018, respectively, and ($11) and ($24) for the nine months ended September 30, 2019 and 2018, respectively	(177)	(9)	(272)	(314)
Pension and other postretirement benefits, net of tax expense of $3 and $9 for the three months ended September 30, 2019 and 2018, respectively, and $9 and $26 for the nine months ended September 30, 2019 and 2018, respectively	17	9	37	94
Hedging activities, net of tax (benefit) expense of ($13) and $1 for the three months ended September 30, 2019 and 2018, respectively, and ($21) and $4 for the nine months ended September 30, 2019 and 2018, respectively	(42)	2	(69)	8
Total other comprehensive (loss) income, net of tax	(202)	2	(304)	(212)
Comprehensive income	173	520	726	1,029
Less: Comprehensive income attributable to noncontrolling interests	6	—	6	—
Comprehensive income attributable to Baxter stockholders	$167	$520	$720	$1,029
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2019 (As Restated)	683	$683	173	$(10,322)	$5,906	$15,598	$(4,086)	$7,779	$24	$7,803
Net income	—	—	—	—	—	369	—	369	6	375
Other comprehensive income (loss)	—	—	—	—	—	—	(202)	(202)	—	(202)
Purchases of treasury stock	—	—	4	(346)	—	—	—	(346)	—	(346)
Stock issued under employee benefit plans and other	—	—	(2)	86	20	(1)	—	105	—	105
Dividends declared on common stock	—	—	—	—	—	(117)	—	(117)	—	(117)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2019	683	$683	175	$(10,582)	$5,926	$15,849	$(4,288)	$7,588	$29	$7,617

	For the nine months ended September 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2019 (As Restated)	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	$—	—	$—
Net income	—	—	—	—	—	1,024	—	1,024	6	1,030
Other comprehensive income (loss)	—	—	—	—	—	—	(304)	(304)	—	(304)
Purchases of treasury stock	—	—	14	(1,089)	46	—	—	(1,043)	—	(1,043)
Stock issued under employee benefit plans and other	—	—	(9)	496	(18)	(84)	—	394	—	394
Dividends declared on common stock	—	—	—	—	—	(327)	—	(327)	—	(327)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of September 30, 2019	683	$683	175	$(10,582)	$5,926	$15,849	$(4,288)	$7,588	$29	$7,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2018 (As Restated)	683	$683	148	$(8,485)	$5,916	$14,484	$(3,756)	$8,842	$(12)	$8,830
Net income	—	—	—	—	—	518	—	518	—	518
Other comprehensive income (loss)	—	—	—	—	—	—	2	2	—	2
Purchases of treasury stock	—	—	4	(247)	—	—	—	(247)	—	(247)
Stock issued under employee benefit plans and other	—	—	(2)	93	15	(14)	—	94	—	94
Dividends declared on common stock	—	—	—	—	—	(102)	—	(102)	—	(102)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Balance as of September 30, 2018 (As Restated)	683	$683	150	$(8,639)	$5,931	$14,886	$(3,754)	$9,107	$(17)	$9,090

	For the nine months ended September 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2018 (As Restated)	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(20)	(3)	$(23)	—	$(23)
Net income	—	—	—	—	—	1,241	—	1,241	—	1,241
Other comprehensive income (loss)	—	—	—	—	—	—	(212)	(212)	—	(212)
Purchases of treasury stock	—	—	15	(1,028)	—	—	—	(1,028)	—	(1,028)
Stock issued under employee benefit plans and other	—	—	(7)	370	(9)	(59)	—	302	—	302
Dividends declared on common stock	—	—	—	—	—	(290)	—	(290)	—	(290)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Balance as of September 30, 2018 (As Restated)	683	$683	150	$(8,639)	$5,931	$14,886	$(3,754)	$9,107	$(17)	$9,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
		As Restated
	2019	2018
Cash flows from operations
Net income	$1,030	$1,241
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	580	586
Deferred income taxes	(45)	(291)
Stock compensation	92	87
Net periodic pension benefit and other postretirement costs	8	31
Intangible asset impairment	31	—
Other	90	23
Changes in balance sheet items:
Accounts receivable, net	(23)	(16)
Inventories	(88)	(226)
Accounts payable and accrued liabilities	(249)	(32)
Other	(145)	(95)
Cash flows from operations – continuing operations	1,281	1,308
Cash flows from operations – discontinued operations	(6)	—
Cash flows from operations	1,275	1,308
Cash flows from investing activities
Capital expenditures	(505)	(453)
Acquisitions and investments	(186)	(255)
Other investing activities, net	12	8
Cash flows from investing activities	(679)	(700)
Cash flows from financing activities
Issuances of debt	1,661	—
Cash dividends on common stock	(310)	(274)
Proceeds from stock issued under employee benefit plans	334	232
Purchases of treasury stock	(1,029)	(1,028)
Other financing activities, net	(42)	(25)
Cash flows from financing activities	614	(1,095)
Effect of foreign exchange rate changes on cash and cash equivalents	(39)	(53)
Increase (decrease) in cash and cash equivalents	1,171	(540)
Cash and cash equivalents at beginning of period	1,838	3,403
Cash and cash equivalents at end of period	$3,009	$2,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we or our) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) which was filed on March 17, 2020.
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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
We have restated herein our condensed consolidated financial statements as of December 31, 2018 and for the three and nine months ended September 30, 2018. We have also restated impacted amounts within the accompanying notes to the consolidated financial statements, as applicable.
Restatement Background
On October 24, 2019, we reported that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. Our internal investigation, as it pertains to the evaluation of related financial statement impacts, is complete.

We previously had applied a longstanding convention for the initial measurement of foreign currency transactions and the subsequent remeasurement of foreign currency denominated monetary assets and liabilities (collectively, our historical exchange rate convention) that was not consistent with U.S. GAAP. U.S. GAAP requires that foreign currency transactions be initially measured and recorded in an entity’s functional currency using the exchange rate on the date of the transaction and it requires that foreign currency denominated monetary assets and liabilities be remeasured at the end of each reporting period using the exchange rate at that date. Under our historical exchange rate convention, all foreign currency transactions in a given month were initially measured using exchange rates from a specified date near the middle of the previous month. Additionally, all foreign currency denominated monetary assets and liabilities were subsequently remeasured at the end of each month using exchange rates from a specified date near the middle of the current month. Beginning years after the adoption of our historical exchange rate convention, certain intra-company transactions were undertaken, after the related exchange rates were already known, solely for the purpose of generating non-operating foreign exchange gains or avoiding foreign exchange losses.
We identified misstatements relating to foreign currency denominated monetary assets and liabilities and foreign currency derivative contracts that caused our Other income (expense), net and Income before income taxes to be overstated by $30 million and $34 million, respectively, for the three and nine months ended September 30, 2018. Our quantification of those misstatements to our previously reported foreign exchange gains and losses was not limited to intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses after the related exchange rates were already known. Rather, we identified every legal entity within our consolidated group that had foreign exchange gains or losses above an immaterial threshold and, for those entities, we remeasured all foreign exchange gains and losses from foreign currency denominated cash balances and intra-company loan receivables and payables using the exchange rates required by U.S. GAAP. For those entities, we also quantified misstatements to our previously reported gains and losses on foreign currency derivative contracts, which had used foreign exchange rates determined under our historical exchange rate convention as inputs to the fair value measurements of those contracts. Our quantification of misstatements to the condensed consolidated financial statements did not include foreign currency gains or losses from short-term third-party and intra-company trade receivables and trade payables denominated in foreign currencies. We determined that any potential misstatements relating to such balances that arise in the ordinary course of business and are ultimately settled for cash within a short period of time, generally thirty to sixty days, would not be material to our condensed consolidated financial statements.
In order to correct our previously issued financial statements, we have restated herein our condensed consolidated financial statements as of December 31, 2018 and for the three and nine months ended September 30, 2018, in accordance with Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections. In addition to the misstatements described above relating to foreign exchange gains and losses, we corrected additional misstatements that were not material, individually or in the aggregate, to our previously issued condensed consolidated financial statements. Those other immaterial misstatements relate to equipment leased to customers under operating leases, classification of foreign currency gains and losses on cash balances and intra-company loan receivables and payables in our condensed consolidated statements of cash flows, translation of the financial position and results of operations of our foreign operations into U.S. dollars, income statement classification of transition services income related to the separation of Baxalta in 2015, other miscellaneous adjustments, and the income tax effects of those items.
We believe that the use of our historical exchange rate convention to generate non-operating foreign exchange gains and avoid losses had occurred for at least ten years. The cumulative impact of misstatements related to non-operating foreign exchange gains and losses that we corrected for periods earlier than 2018, as well as the cumulative impact of correcting other immaterial misstatements relating to those earlier periods, have been recorded as a reduction to our opening retained earnings as of January 1, 2018.
The categories of misstatements and their impact on our previously issued condensed consolidated financial statements are described in more detail below.

Description of Misstatements
Misstatements of Foreign Exchange Gains and Losses
(a) Foreign Currency Denominated Monetary Assets and Liabilities
As discussed above, we recorded adjustments to correct foreign exchange gains and losses on monetary assets and liabilities denominated in a foreign currency to reflect the gains and losses resulting from application of the exchange rates required by U.S. GAAP. The impacts of the foreign currency gain or loss misstatements on each period are discussed in restatement reference (a) throughout this note.
(b) Foreign Currency Derivative Contracts
As discussed above, we recorded adjustments to correct gains and losses on foreign currency derivative contracts by using current exchange rates at the applicable measurement dates as inputs to the related fair value measurements. The impacts of the foreign currency derivative contract gain or loss misstatements on each period are discussed in restatement reference (b) throughout this note.
Additional Misstatements
(c) Equipment Leased to Customers under Operating Leases
Our manufacturing subsidiaries often sell products to commercial subsidiaries within our consolidated group which then sell or lease those products to third-party customers. Under U.S. GAAP, intra-company sales, intra-company cost of sales, and any step-ups in the carrying amount of inventory from intra-company transactions are eliminated in consolidation. If we subsequently sell the products to a third-party customer, the related intra-company profit previously eliminated in consolidation is recognized in our condensed consolidated statements of income. For transactions in which we lease, rather than sell, our products to customers under operating lease arrangements, no profit or loss should be recognized at inception of the arrangement and any intra-company profit previously eliminated in consolidation should be recognized as a reduction to the carrying amount of the related leased assets. Prior to the third quarter of 2019, our international operations incorrectly recognized intra-company profit previously eliminated in consolidation as a reduction of cost of sales, rather than as a reduction of leased assets, at inception of operating lease arrangements. Accordingly, we have recorded adjustments to increase cost of sales and decrease property, plant, and equipment, net in our condensed consolidated financial statements. Those adjustments include corrections of depreciation expense and accumulated depreciation resulting from the decreases to the carrying amounts of the related leased equipment. The impacts of the operating lease misstatements on each period are discussed in restatement reference (c) throughout this note.
(d) Classification of Foreign Currency Gains and Losses in our Condensed Consolidated Statements of Cash Flows
We previously included foreign exchange gains and losses related to intra-company receivables and payables and cash balances within our cash flows from operations. In the accompanying condensed consolidated statements of cash flows, foreign exchange gains and losses, as restated, related to intra-company receivables and payables and cash balances are presented as reconciling items between income from continuing operations and cash flows from operations. The impacts of those misclassifications on our operating cash flows for each period are discussed in restatement reference (d) throughout this note.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars
U.S. GAAP specifies that the income statement of a foreign operation should be translated into the reporting currency using the exchange rates on the dates the income or expense was recognized and indicates that the use of weighted-average exchange rates during the period is generally appropriate. Similar to our convention for the initial measurement of foreign currency transactions, we historically translated the results of operations of our foreign operations for a given month into U.S. dollars using exchange rates from a specified date near the middle of the previous month. Accordingly, we have recorded adjustments to translate the income statements of our foreign operations into U.S. dollars using the applicable average foreign exchange rates for each month.
U.S. GAAP specifies that the assets and liabilities of foreign operations be translated into the reporting currency at the end of each reporting period using the exchange rate at that date. Similar to our convention for the subsequent remeasurement of foreign currency denominated monetary assets and liabilities, our financial reporting systems were previously configured to translate assets and liabilities at the end of each month using exchange rates from a specified date near the middle of the current month. In recent years, we separately computed the impact of translating assets and liabilities at period-end exchange rates and adjusted our condensed consolidated balance sheets to reflect that difference. However, due to an incorrect input in those manual calculations as of December 31, 2018, our balance sheet was misstated as of that date.
The impacts of misstatements related to the translation of the financial position and results of operations of our foreign operations on each period are discussed in restatement reference (e) throughout this note.
(f) Income Statement Classification of Transition Services Income
We entered into a transition services agreement (TSA) with Baxalta in connection with the July 1, 2015 separation transaction. Services we provided under the TSA included, among others, finance, information technology, human resources, quality, supply chain, and certain other administrative services. Those services generally commenced on July 1, 2015 and concluded on July 1, 2018. As previously disclosed, we recognized income of approximately $9 million under the TSA for the nine months ended September 30, 2018. The amounts earned for those services were previously presented as a reduction of Selling, general, and administrative expenses (which we previously referred to as “Marketing and administrative expenses”) in our condensed consolidated statements of income. The accompanying restated condensed consolidated statement of income for the nine months ended September 30, 2018 presents the amounts earned for those services within Other operating income, net, rather than as a reduction of Selling, general, and administrative expenses. The impacts of the income statement misclassification of TSA income on each period are discussed in restatement reference (f) throughout this note.
(g) Other Miscellaneous Adjustments
We recorded adjustments to correct other out-of-period items and previously uncorrected misstatements that were not material, individually or in the aggregate, to our condensed consolidated financial statements. Those other misstatements were primarily related to a historical restructuring liability and amounts related to our separation of Baxalta in 2015. The impacts of the other miscellaneous adjustments on each period are discussed in restatement reference (g) throughout this note.
Description of Restatement Tables
The following tables present the impact of the adjustments described above to our previously reported condensed consolidated balance sheet as of December 31, 2018 and the condensed consolidated statements of income, comprehensive income, and changes in equity for the three and nine months ended September 30, 2018, and the restated condensed consolidated statement of cash flows for the nine months ended September 30, 2018.
Following the restated condensed consolidated financial statement tables, we have presented reconciliations from our prior periods as previously reported to the restated amounts. The amounts as previously reported for the three and nine months ended September 30, 2018 were derived from our Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed on November 5, 2018.

Baxter International Inc.
Condensed Consolidated Balance Sheet
(in millions, except per share)

	December 31, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Current assets:
Cash and cash equivalents	$1,832	$6	(e)	$1,838
Accounts receivable, net	1,812	28	(e)(g)	1,840
Inventories	1,653	14	(e)(g)	1,667
Prepaid expenses and other current assets	622	(8)	(b)(e)(g)	614
Total current assets	5,919	40		5,959
Property, plant and equipment, net	4,542	(12)	(c)(e)	4,530
Goodwill	2,958	44	(e)	3,002
Other intangible assets, net	1,398	12	(e)(g)	1,410
Other non-current assets	824	(5)	(a)(c)(e)(g)	819
Total assets	$15,641	$79		$15,720
Current liabilities:
Short-term debt	$2	$—		$2
Current maturities of long-term debt and finance lease obligations	2	—		2
Accounts payable and accrued liabilities	2,832	(22)	(b)(e)(g)	2,810
Total current liabilities	2,836	(22)		2,814
Long-term debt and finance lease obligations	3,473	8	(e)	3,481
Other non-current liabilities	1,516	43	(a)(c)(e)(g)	1,559
Total liabilities	7,825	29		7,854
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares	683	—		683
Common stock in treasury, at cost, 170,495,859 shares	(9,989)	—		(9,989)
Additional contributed capital	5,898	—		5,898
Retained earnings	15,626	(551)	(a)(b)(c)(e)(g)	15,075
Accumulated other comprehensive (loss) income	(4,424)	601	(a)(e)	(3,823)
Total Baxter stockholders’ equity	7,794	50		7,844
Noncontrolling interests	22	—		22
Total equity	7,816	50		7,866
Total liabilities and equity	$15,641	$79		$15,720
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to retained earnings of $487 million and accumulated other comprehensive loss of $482 million and increases to other non-current assets of $8 million and other non-current liabilities of $13 million as of December 31, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to prepaid expenses and other current assets of $2 million, accounts payable and accrued liabilities of $1 million and retained earnings of $1 million as of December 31, 2018.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to property, plant and equipment, net of $53 million, other non-current liabilities of $5 million, and retained earnings of $38 million, and an increase to other non-current assets of $10 million as of December 31, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to cash and cash equivalents of $6 million, accounts receivable, net of $22 million, inventories of $19 million, prepaid expenses and other current assets of $2 million, property, plant and equipment of $41 million, goodwill of $44 million, other intangible assets, net of $13 million, other non-current assets of $6 million, accounts payable and accrued liabilities of $24 million, long-term debt and finance lease obligations of $8 million, and other non-current liabilities of $19 million as of December 31, 2018. The correction of these misstatements also resulted in decreases to retained earnings of $17 million and accumulated other comprehensive loss of $119 million as of December 31, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in decreases to inventories of $5 million, prepaid expenses and other current assets of $12 million, other intangible assets, net of $1 million, other non-current assets of $29 million, accounts payable and accrued liabilities of $47 million, and retained earnings of $10 million, and increases to accounts receivable, net of $6 million and other non-current liabilities of $16 million as of December 31, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Three months ended September 30, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$2,767	$(6)	(e)	$2,761
Cost of sales	1,531	(2)	(c)(e)	1,529
Gross margin	1,236	(4)		1,232
Selling, general and administrative expenses	685	(1)	(e)	684
Research and development expenses	166	—		166
Operating income	385	(3)		382
Interest expense, net	11	—		11
Other (income) expense, net	(32)	31	(a)(b)(e)	(1)
Income before income taxes	406	(34)		372
Income tax benefit	(138)	(8)	(a)(b)(c)(e)	(146)
Net income	$544	$(26)		$518
Earnings per share
Basic	$1.02	$(0.05)		$0.97
Diluted	$1.00	$(0.05)		$0.95
Weighted-average number of shares outstanding
Basic	534	—		534
Diluted	546	—		546
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to other (income) expense, net of $49 million and income tax expense of $10 million for the three months ended September 30, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to other (income) expense, net of $19 million and income tax expense of $4 million for the three months ended September 30, 2018.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $4 million and a decrease to income tax expense of $1 million for the three months ended September 30, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to net sales of $6 million, cost of sales of $6 million, SG&A expense of $1 million, other (income) expense, net of $1 million, and income tax expense of $1 million for the three months ended September 30, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Nine months ended September 30, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$8,286	$(20)	(e)	$8,266
Cost of sales	4,697	(7)	(c)(e)	4,690
Gross margin	3,589	(13)		3,576
Selling, general and administrative expenses	1,988	5	(e)(f)	1,993
Research and development expenses	480	(1)	(e)	479
Other operating income, net	(80)	(9)	(f)	(89)
Operating income	1,201	(8)		1,193
Interest expense, net	34	—		34
Other (income) expense, net	(81)	36	(a)(b)(e)	(45)
Income before income taxes	1,248	(44)		1,204
Income tax benefit	(28)	(9)	(a)(c)(e)	(37)
Net income	$1,276	$(35)		$1,241
Earnings per share
Basic	$2.38	$(0.06)		$2.32
Diluted	$2.33	$(0.07)		$2.26
Weighted-average number of shares outstanding
Basic	536	—		536
Diluted	548	—		548
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to other (income) expense, net of $32 million and income tax expense of $5 million for the nine months ended September 30, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in a decrease to other (income) expense, net of $2 million for the nine months ended September 30, 2018.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $7 million and a decrease to income tax expense of $2 million for the nine months ended September 30, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to net sales of $20 million, cost of sales of $14 million, SG&A expense of $4 million, R&D expense of $1 million, other (income) expense, net of $2 million and income tax expense of $2 million for the nine months ended September 30, 2018.
(f) Income Statement Classification of Transition Services Income—The correction of these misstatements resulted in increases to SG&A expense and other operating income, net of $9 million for the nine months ended September 30, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Three months ended September 30, 2018
	As previously reported	Restatement impacts	As restated
Net income	$544	$(26)	$518
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(50)	41	(9)
Pension and other postretirement benefit plans	8	1	9
Hedging activities	2	—	2
Total other comprehensive loss, net of tax	(40)	42	2
Comprehensive income	$504	$16	$520

The $26 million decrease to net income was driven by the items described above in the condensed consolidated statement of income for the three months ended September 30, 2018 section.
The $41 million decrease to currency translation adjustments for the three months ended September 30, 2018 is comprised of a $49 million decrease from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses partially offset by an $8 million increase to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.
The $1 million increase to pension and other postretirement benefit plans for the three months ended September 30, 2018 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Nine months ended September 30, 2018
	As previously reported	Restatement impacts	As restated
Net income	$1,276	$(35)	$1,241
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(332)	18	(314)
Pension and other postretirement benefit plans	89	5	94
Hedging activities	8	—	8
Total other comprehensive loss, net of tax	(235)	23	(212)
Comprehensive income	$1,041	$(12)	$1,029

The $35 million decrease to net income was driven by the items described above in the condensed consolidated statement of income for the nine months ended September 30, 2018 section.
The $18 million decrease to currency translation adjustments for the nine months ended September 30, 2018 is comprised of a $32 million decrease from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses, partially offset by a $14 million increase to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.
The $5 million increase to pension and other postretirement benefit plans for the nine months ended September 30, 2018 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Condensed Consolidated Statement of Changes in Equity
(in millions)
	For the Three Months Ended September 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of July 1, 2018	683	$683	148	$(8,485)	$5,916	$14,966	$(4,199)	$8,881	$(12)	$8,869
Net income	—	—	—	—	—	544	—	$544	—	$544
Other comprehensive income (loss)	—	—	—	—	—	—	(40)	(40)	—	(40)
Purchases of treasury stock	—	—	4	(247)	—	—	—	(247)	—	(247)
Stock issued under employee benefit plans and other	—	—	(2)	93	15	(14)	—	94	—	94
Dividends declared on common stock	—	—	—	—	—	(102)	—	(102)	—	(102)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Balance as of September 30, 2018	683	$683	150	$(8,639)	$5,931	$15,394	$(4,239)	$9,130	$(17)	$9,113
Restatement impacts
Balance as of July 1, 2018	—	$—	—	$—	$—	$(482)	$443	$(39)	$—	$(39)
Net income	—	—	—	—	—	(26)	—	(26)	—	(26)
Other comprehensive income (loss)	—	—	—	—	—	—	42	42	—	42
Balance as of September 30, 2018	—	$—	—	$—	$—	$(508)	$485	$(23)	$—	$(23)
As restated
Balance as of July 1, 2018	683	$683	148	$(8,485)	$5,916	$14,484	$(3,756)	$8,842	$(12)	$8,830
Net income	—	—	—	—	—	518	—	518	—	518
Other comprehensive income (loss)	—	—	—	—	—	—	2	2	—	2
Purchases of treasury stock	—	—	4	(247)	—	—	—	(247)	—	(247)
Stock issued under employee benefit plans and other	—	—	(2)	93	15	(14)	—	94	—	94
Dividends declared on common stock	—	—	—	—	—	(102)	—	(102)	—	(102)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Balance as of September 30, 2018	683	$683	150	$(8,639)	$5,931	$14,886	$(3,754)	$9,107	$(17)	$9,090
See descriptions of the net income and other comprehensive income impacts in the condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the three months ended September 30, 2018 sections above.

Baxter International Inc.
Condensed Consolidated Statement of Changes in Equity
(in millions)
	For the Nine Months Ended September 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,483	$(4,001)	$9,124	$(8)	$9,116
Adoption of new accounting standards	—	—	—	—	—	(16)	(3)	$(19)	—	$(19)
Net income	—	—	—	—	—	1,276	—	$1,276	—	$1,276
Other comprehensive income (loss)	—	—	—	—	—	—	(235)	(235)	—	(235)
Purchases of treasury stock	—	—	15	(1,028)	—	—	—	(1,028)	—	(1,028)
Stock issued under employee benefit plans and other	—	—	(7)	370	(9)	(59)	—	302	—	302
Dividends declared on common stock	—	—	—	—	—	(290)	—	(290)	—	(290)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Balance as of September 30, 2018	683	$683	150	$(8,639)	$5,931	$15,394	$(4,239)	$9,130	$(17)	$9,113
Restatement impacts
Balance as of January 1, 2018	—	$—	—	$—	$—	$(469)	$462	$(7)	$—	$(7)
Adoption of new accounting standards	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	(35)	—	(35)	—	(35)
Other comprehensive income (loss)	—	—	—	—	—	—	23	23	—	23
Balance as of September 30, 2018	—	$—	—	$—	$—	$(508)	$485	$(23)	$—	$(23)
As restated
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(20)	(3)	(23)	—	(23)
Net income	—	—	—	—	—	1,241	—	1,241	—	1,241
Other comprehensive income (loss)	—	—	—	—	—	—	(212)	(212)	—	(212)
Purchases of treasury stock	—	—	15	(1,028)	—	—	—	(1,028)	—	(1,028)
Stock issued under employee benefit plans and other	—	—	(7)	370	(9)	(59)	—	302	—	302
Dividends declared on common stock	—	—	—	—	—	(290)	—	(290)	—	(290)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Balance as of September 30, 2018	683	$683	150	$(8,639)	$5,931	$14,886	$(3,754)	$9,107	$(17)	$9,090
The adjustment to the January 1, 2018 retained earnings and accumulated other comprehensive loss represent the cumulative impacts of foreign exchange gains and losses and the translation of our financial position and results of operations for our foreign operations into U.S. dollars for the periods prior to January 1, 2018. Retained earnings also includes the cumulative impacts of equipment leased to customers under operating leases and other miscellaneous adjustments for the periods prior to January 1, 2018.

See descriptions of the net income and other comprehensive income impacts in the condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the nine months ended September 30, 2018 sections above. Additionally, we recorded an adjustment to the opening balance of retained earnings on January 1, 2018 for the adoption of ASU No. 2016-16, which was impacted by our adjustments to equipment leased to customers under operating leases.

Baxter International Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)

	For the Nine Months Ended September 30, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$1,276	$(35)		$1,241
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	594	(8)	(c)	586
Deferred income taxes	(284)	(7)	(c)(g)	(291)
Stock compensation	87	—		87
Net periodic pension benefit and other postretirement costs	31	—		31
Other	6	17	(d)	23
Changes in balance sheet items:
Accounts receivable, net	(16)	—		(16)
Inventories	(226)	—		(226)
Accounts payable and accrued liabilities	(31)	(1)	(b)	(32)
Other	(96)	1	(e)	(95)
Cash flows from operations	1,341	(33)		1,308
Cash flows from investing activities
Capital expenditures	(468)	15	(c)	(453)
Acquisitions and investments, net of cash acquired	(255)	—		(255)
Other investing activities, net	8	—		8
Cash flows from investing activities	(715)	15		(700)
Cash flows from financing activities
Cash dividends on common stock	(274)	—		(274)
Proceeds from stock issued under employee benefit plans	232	—		232
Purchases of treasury stock	(1,028)	—		(1,028)
Other financing activities, net	(25)	—		(25)
Cash flows from financing activities	(1,095)	—		(1,095)
Effect of foreign exchange rate changes on cash and cash equivalents	(65)	12	(a)(d)(e)	(53)
Increase (decrease) in cash and cash equivalents	(534)	(6)		(540)
Cash and cash equivalents at beginning of period	3,394	9	(e)	3,403
Cash and cash equivalents at end of period	$2,860	$3	(e)	$2,863

The $35 million decrease to net income was driven by the items described above in the condensed consolidated statement of income for the nine months ended September 30, 2018 section.

(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents of $35 million for the nine months ended September 30, 2018.

(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in a decrease to changes in accounts payable and accrued liabilities of $1 million for the nine months ended September 30, 2019.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to depreciation and amortization of $8 million, deferred income taxes of $2 million and capital expenditures of $15 million for the nine months ended September 30, 2018.

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows - The corrections of these misstatements resulted in a decrease to the effect of foreign exchange rate changes on cash and cash equivalents and an increase to other adjustments to reconcile net income to net cash from operating activities of $17 million for the nine months ended September 30, 2018.

(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars - The corrections of these misstatements resulted in an increase in cash and cash equivalents at the beginning of the period of $9 million, at the end of the period of $3 million, and other changes in balance sheet items of $1 million and a decrease to the effect of foreign exchange rate changes on cash and cash equivalents of $6 million for the nine months ended September 30, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in a decrease to deferred income taxes of $5 million for the nine months ended September 30, 2018.

3. ACQUISITIONS AND OTHER ARRANGEMENTS
In the first nine months of 2019, we acquired the rights to multiple products for an aggregate purchase price of $166 million. The purchase prices were capitalized primarily as developed-technology intangible assets and we are amortizing the assets over their estimated weighted-average useful lives of 11 years. Net sales related to these products in the first nine months of 2019 were not material.
Cheetah Medical, Inc.
On October 25, 2019, we acquired 100% of Cheetah Medical, Inc. (Cheetah) for total upfront cash consideration of $195 million, net of cash acquired, with the potential for additional cash consideration, up to $40 million, based on clinical and commercial milestones for which the acquisition date fair value was $18 million. Cheetah is a leading provider of hemodynamic monitoring technologies. As the acquisition was completed after September 30, 2019, our condensed consolidated financial statements do not include the financial condition or operating results of Cheetah in any of the periods presented herein. The fair value of the potential contingent consideration payments was estimated by applying a probability-weighted expected payment model for the clinical milestone and a Monte Carlo simulation model for the commercial milestone, which were then discounted to present value. The fair value measurements were based on Level 3 inputs. Refer to Note 17 for additional information regarding fair value measurements.
The following table summarizes the fair value of consideration transferred:

(in millions)
Cash consideration transferred	$197
Contingent consideration	18
Total consideration	$215
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash	$2
Accounts receivable, net	3
Inventories	1
Prepaid expenses and other current assets	1
Property, plant and equipment	1
Goodwill	111
Other intangible assets	131
Operating lease right-of-use assets	1
Accounts payable and other accrued liabilities	(4)
Other non-current liabilities	(32)
Total assets acquired and liabilities assumed	$215
We allocated $123 million of the total consideration to the developed product rights with a weighted-average useful life of 15 years and $8 million to customer relationships with a useful life of 13 years. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the intangible assets were 11.0% for developed product rights and 10.0% for customer relationships. We consider the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.
The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits provided to our product portfolio and is included primarily in the Americas segment.
Seprafilm Adhesion Barrier
In December 2019, we entered into a definitive agreement to acquire Seprafilm Adhesion Barrier (Seprafilm) from Sanofi. The transaction closed in February 2020 and we paid approximately $345 million for the acquired assets, subject to a post-close adjustment. Seprafilm is indicated for use in patients undergoing abdominal or pelvic laparotomy as an adjunct intended to reduce the incidence, extent and severity of postoperative adhesions between the abdominal wall and the underlying viscera such as omentum, small bowel, bladder, and stomach, and between the uterus and surrounding structures such as tubes and ovaries, large bowel, and bladder. As the acquisition was completed after September 30, 2019, our condensed consolidated financial statements do not include the financial condition or results of operations of Seprafilm in any of the periods presented herein. We expect that most of the purchase price will be allocated to intangible assets and we are evaluating whether this transaction will be accounted for as an asset acquisition or a business combination.
Other
In January 2020, we acquired the U.S. rights to an additional product for $60 million. The purchase price will be capitalized as a developed-technology intangible asset in the quarter ending March 31, 2020 and will be amortized over its estimated useful life of 11 years.
4. SUPPLEMENTAL FINANCIAL INFORMATION
Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interest expense, net of capitalized interest	$28	$24	$81	$70
Interest income	(15)	(13)	(30)	(36)
Interest expense, net	$13	$11	$51	$34

Other (Income) Expense, Net

	Three months ended September 30,		Nine months ended September 30,
		As Restated		As Restated
(in millions)	2019	2018	2019	2018
Foreign exchange losses (gains), net	$30	$10	$44	$(19)
Pension and other postretirement benefit plans	(17)	(13)	(48)	(39)
Other, net	(4)	2	(4)	13
Other (income) expense, net	$9	$(1)	$(8)	$(45)
Inventories

		As Restated
(in millions)	September 30, 2019	December 31, 2018
Raw materials	$380	$367
Work in process	194	207
Finished goods	1,141	1,093
Inventories	$1,715	$1,667
Property, Plant and Equipment, Net

		As Restated
(in millions)	September 30, 2019	December 31, 2018
Property, plant and equipment, at cost	$10,379	$10,333
Accumulated depreciation	(5,973)	(5,803)
Property, plant and equipment, net	$4,406	$4,530
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of September 30, 2019 and 2018 was $47 million and $62 million, respectively.
5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2018 (As Restated)	$2,386	$393	$223	$3,002
Currency translation and other adjustments	(121)	(23)	(11)	(155)
Balance as of September 30, 2019	$2,265	$370	$212	$2,847
As of September 30, 2019, there were no reductions in goodwill relating to impairment losses.

Other intangible assets, net
The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2019
Gross other intangible assets	$2,202	$447	$173	$2,822
Accumulated amortization	(1,188)	(269)	—	(1,457)
Other intangible assets, net	$1,014	$178	$173	$1,365
December 31, 2018 (As Restated)
Gross other intangible assets	$2,135	$457	$188	$2,780
Accumulated amortization	(1,117)	(253)	—	(1,370)
Other intangible assets, net	$1,018	$204	$188	$1,410
Intangible asset amortization expense was $48 million and $42 million for the three months ended September 30, 2019 and 2018, respectively, and $136 million and $127 million for the nine months ended September 30, 2019 and 2018, respectively.
In the second quarter of 2019, we recognized a $31 million impairment charge related to a developed-technology intangible asset due to a decline in market expectations for the related product. The fair value of the intangible asset was measured using a discounted cash flow approach and the charge is classified within cost of sales in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2019. We consider the fair value of the asset to be a Level 3 measurement due to the significant estimates and assumptions we used in establishing the estimated fair value.
6. FINANCING ARRANGEMENTS
Debt Issuance
In May 2019, we issued €750 million of 0.40% senior notes due in May 2024 and €750 million of 1.30% senior notes due in May 2029. We have designated these debt instruments as net investment hedges of our European operations. Refer to Note 16 for additional information.
Short-term Debt
In the second quarter of 2019, we repaid $795 million of commercial paper and other short-term borrowings that were outstanding as of March 31, 2019. No commercial paper was outstanding as of September 30, 2019 or December 31, 2018.
Credit Facilities
In December 2019, we entered into new U.S. and Euro-denominated credit facilities. Our U.S. dollar-denominated revolving credit facility has capacity of $2.0 billion and our Euro-denominated senior revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2024. As of December 31, 2019, we had €200 million ($224 million) outstanding under our Euro-denominated facility at a 0.91% interest rate and no borrowings outstanding under our U.S. dollar-denominated credit facility. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are variable and are based on our credit ratings and the total capacity of the facility. There were no borrowings outstanding under our previous credit facilities as of September 30, 2019 or December 31, 2018.
7. LEASES
Lessee Activity
We have entered into operating and finance leases primarily for office, manufacturing and research and development (R&D) facilities, vehicles and equipment. Our leases have remaining terms from one to 16 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from one to 12 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.
Certain of our leases include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes, index escalations and usage-based amounts. For all asset classes, we have elected to apply a practical expedient to account for other services within lease contracts as components of the lease. We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of less than 12 months.
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
The components of lease cost for the three and nine months ended September 30, 2019 were:

(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$30	$90
Finance lease cost
Amortization of right-of-use assets	1	4
Interest on lease liabilities	3	4
Variable lease cost	24	68
Lease cost	$58	$166
The following table contains supplemental cash flow information related to leases for the nine months ended September 30, 2019:

(in millions)	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89
Operating cash flows from finance leases	3
Financing cash flows from finance leases	3

Right-of-use operating lease assets obtained in exchange for lease obligations	164

There were no material lease transactions that we entered into but have not yet commenced as of September 30, 2019. Supplemental balance sheet information related to leases as of September 30, 2019 includes:

(in millions)	September 30, 2019
Operating leases
Operating lease right-of-use assets	$589

Accounts payable and accrued liabilities	$98
Operating lease liabilities	494
Total operating lease liabilities	$592

Finance leases
Property, plant and equipment, at cost	$65
Accumulated depreciation	(19)
Property, plant and equipment, net	$46

Current maturities of long-term debt and finance lease obligations	$—
Long-term debt and finance lease obligations	53
Total finance lease liabilities	$53
Lease term and discount rates as of September 30, 2019 were:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	10
Finance leases	15
Weighted-average discount rate
Operating leases	2.8%
Finance leases	10.5%
Maturities of operating and finance lease liabilities as of September 30, 2019 were:

(in millions)	Finance Leases	Operating Leases
2019	$2	$30
2020	7	104
2021	7	88
2022	7	74
2023	6	62
Thereafter	83	308
Total minimum lease payments	112	666
Less: imputed interest	(59)	(74)
Present value of lease liabilities	$53	$592

Future minimum lease payments as of December 31, 2018 were:

	As Restated
(in millions)	Capital Leases	Operating Leases
2019	$7	$123
2020	7	94
2021	8	86
2022	8	72
2023	6	64
Thereafter	88	212
Total minimum lease payments	124	$651
Less: imputed interest	(62)
Present value of lease liabilities	$62
Lessor Activity
We lease medical equipment, such as renal dialysis equipment and infusion pumps, to customers, primarily in conjunction with arrangements to provide consumable medical products such as dialysis therapies, intravenous (IV) fluids and inhaled anesthetics. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term, vary by customer. We allocate revenue between equipment leases and medical products based on their standalone selling prices.
The components of lease revenue for the three and nine months ended September 30, 2019 were:

(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Sales-type lease revenue	$3	$14
Operating lease revenue	16	46
Variable lease revenue	23	65
Total lease revenue	$42	$125
The components of our net investment in sales-type leases as of September 30, 2019 were:

(in millions)	September 30, 2019
Minimum lease payments	$83
Unguaranteed residual values	11
Net investment in leases	$94
Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets:

(in millions)	September 30, 2019
Accounts receivable, net	$36
Other non-current assets	58
Total	$94

Maturities of sales-type and operating leases as of September 30, 2019 were:

(in millions)	Sales-type Leases	Operating Leases
2019	$10	$15
2020	31	61
2021	25	61
2022	17	58
2023	9	27
Thereafter	3	5
Total minimum lease payments	95	$227
Less: imputed interest	(12)
Present value of minimum lease payments	$83

8. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2019 and December 31, 2018, our total recorded reserves with respect to legal and environmental matters were $55 million and $46 million, respectively, and there were no related receivables.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of September 30, 2019 and December 31, 2018, our environmental reserves, which are measured on an undiscounted basis, were $19 million. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on our financial position or results of operations.
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
In August 2019, we were named in an amended complaint filed by Fayette County, Georgia in the MDL In re: National Prescription Opiate Litigation pending in the U.S. District Court, Northern District of Ohio. The complaint alleges that multiple manufacturers and distributors of opiate products improperly marketed and diverted these products, which caused harm to Fayette County. The complaint is limited in its allegations as to Baxter and does not distinguish between injectable opiate products and orally administered opiates. We manufactured generic injectable opiate products in our facility in Cherry Hill, NJ, which we divested in 2011.
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. In addition, we have received a stockholder request for inspection of our books and records in connection with the announcement made in our Form 8-K on October 24, 2019 that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. As initially disclosed on October 24, 2019, we also voluntarily advised the staff of the SEC of our previously disclosed internal investigation and we are continuing to cooperate with the staff of the SEC.
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs seek damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief.
Other
As previously disclosed, in 2008 we recalled our heparin sodium injection products in the United States. Following the recall, more than 1,000 lawsuits alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities, were filed. In January 2019, the last of these cases was settled. In the first nine months of 2019, following the resolution of an insurance dispute, we received cash proceeds of $39 million for our allocation of the insurance proceeds under a settlement and cost-sharing agreement related to the defense of the heparin product liability cases. We recognized a $37 million gain in connection with the resolution of the dispute with the insurer that is classified within other operating income, net on the condensed consolidated statement of income for the nine months ended September 30, 2019.
In September 2017, Hurricane Maria caused damage to certain of our assets in Puerto Rico and disrupted operations. As previously disclosed, we realized $42 million of insurance recoveries in 2018 related to the damages and losses from that hurricane. In July 2019, an additional $40 million of claims were approved by our insurers and a gain was recognized within other operating income, net on the condensed consolidated statements of income for the three and nine months ended September 30, 2019. In October 2019, an additional $60 million of claims were approved by our insurers and a gain for that amount will be recognized within other operating income, net in the fourth quarter of 2019. No further insurance recoveries are expected.

9. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three and nine months ended September 30, 2019 were $0.22 and $0.63, respectively. Cash dividends declared per share for the three and nine months ended September 30, 2018 were $0.19 and $0.54, respectively.
Stock Repurchase Programs
In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the first nine months of 2019, we repurchased 13.5 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise. As of September 30, 2019, we recognized a liability within accounts payable and accrued liabilities of $37 million for share repurchases that settled in early October 2019. During the first nine months of 2018, we repurchased 14.9 million shares pursuant to Rule 10b5-1 plans. We had $1.1 billion remaining available under the authorization as of September 30, 2019.
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
10. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans, gains and losses on cash flow hedges and, prior to 2018, unrealized gains and losses on available-for-sale equity securities. As a result of changes in accounting guidance related to available-for-sale equity securities, the unrealized gains and losses associated with these assets are no longer recognized in AOCI beginning January 1, 2018. The following table is a net-of-tax summary of the changes in AOCI by component for the nine months ended September 30, 2019 and 2018.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2018 (as restated)	$(2,868)	$(954)	$(1)	$(3,823)
Adoption of new accounting standard	9	(169)	(1)	(161)
Other comprehensive income (loss) before reclassifications	(272)	20	(66)	(318)
Amounts reclassified from AOCI (a)	—	17	(3)	14
Net other comprehensive income (loss)	(272)	37	(69)	(304)
Balance as of September 30, 2019	$(3,131)	$(1,086)	$(71)	$(4,288)

	As Restated
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available- for-sale- equity securities	Total
Gains (losses)
Balance as of December 31, 2017	$(2,545)	$(987)	$(10)	$3	$(3,539)
Adoption of new accounting standard	—	—	—	(3)	(3)
Other comprehensive income (loss) before reclassifications	(314)	50	1	—	(263)
Amounts reclassified from AOCI (a)	—	44	7	—	51
Net other comprehensive income (loss)	(314)	94	8	—	(212)
Balance as of September 30, 2018	$(2,859)	$(893)	$(2)	$—	$(3,754)

(a) See table below for details about these reclassifications.
The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2019 and 2018.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(8)	$(23)	Other income, net
Less: Tax effect	4	6	Income tax expense
	$(4)	$(17)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$2	$3	Cost of sales
Less: Tax effect	—	—	Income tax expense
	$2	$3	Net of tax
Total reclassifications for the period	$(2)	$(14)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2018	Nine months ended September 30, 2018	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(18)	$(54)	Other income, net
Less: Tax effect	4	10	Income tax expense
	$(14)	$(44)	Net of tax
Losses on hedging activities
Foreign exchange contracts	$(1)	$(11)	Cost of sales
Less: Tax effect	1	4	Income tax expense
	$—	$(7)	Net of tax
Total reclassifications for the period	$(14)	$(51)	Total net of tax
(a) Amounts in parentheses indicate reductions to net income.
Refer to Note 13 for additional information regarding the amortization of pension and OPEB items and Note 16 for additional information regarding hedging activity.
11. REVENUES
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
On September 30, 2019, we had $9.0 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 5% of this amount as revenue over the remainder of 2019, 20% in each year between 2020 and 2022, 10% in each of 2023 and 2024, and the remaining balance thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts receivable, net and accounts payable and accrued liabilities on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized during the three and nine months ended September 30, 2019 and 2018 related to performance obligations satisfied in prior periods was not material.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.7 billion and $1.8 billion as of September 30, 2019 and December 31, 2018, respectively.
For contract manufacturing arrangements, revenue is primarily recognized throughout the production cycle, which typically lasts up to 90 days, resulting in the recognition of contract assets until the related services are completed and the customers are billed. Additionally, for arrangements containing a performance obligation to deliver software that can be used with medical devices, we recognize revenue upon delivery of the software, which results in the recognition of contract assets when customers are billed over time, generally over one to five years. For bundled contracts involving equipment delivered up-front and consumable medical products to be delivered over time, total contract revenue is allocated between the equipment and consumable medical products. In certain of those arrangements, a contract asset is created for the difference between the amount of equipment revenue recognized upon delivery and the amount of consideration initially receivable from the customer. In those arrangements, the contract asset becomes a trade account receivable as consumable medical products are provided and billed, generally over one to seven years. Our contract asset balances totaled $109 million as of September 30, 2019, of which $31 million related to contract manufacturing services, $39 million related to software sales and $39 million related to bundled equipment and consumable medical products contracts. Our contract asset balances totaled $80 million as of December 31, 2018, of which $33 million related to contract manufacturing services and $47 million related to software sales. Contract assets are presented within accounts receivable, net ($63 million and $50 million as of September 30, 2019 and December 31, 2018, respectively) and other non-current assets ($46 million and $30 million as of September 30, 2019 and December 31, 2018, respectively) in the accompanying condensed consolidated balance sheets. Contract liabilities as of September 30, 2019 and December 31, 2018 were not significant.

Disaggregation of Net Sales
The following tables disaggregate our net sales from contracts with customers by Global Business Unit (GBU) between the U.S. and international:

	Three months ended September 30,
				As Restated
	2019			2018
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$199	$719	$918	$209	$698	$907
Medication Delivery [2]	461	240	701	418	234	652
Pharmaceuticals [3]	223	304	527	240	278	518
Clinical Nutrition [4]	80	139	219	80	137	217
Advanced Surgery [5]	134	82	216	122	77	199
Acute Therapies [6]	44	86	130	41	81	122
Other [7]	83	57	140	84	62	146
Total Baxter	$1,224	$1,627	$2,851	$1,194	$1,567	$2,761

	Nine months ended September 30,
				As Restated
	2019			2018
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$587	$2,092	$2,679	$609	$2,091	$2,700
Medication Delivery [2]	1,308	716	2,024	1,280	726	2,006
Pharmaceuticals [3]	690	885	1,575	745	803	1,548
Clinical Nutrition [4]	236	403	639	243	417	660
Advanced Surgery [5]	397	249	646	339	246	585
Acute Therapies [6]	136	255	391	129	250	379
Other [7]	183	186	369	206	182	388
Total Baxter	$3,537	$4,786	$8,323	$3,551	$4,715	$8,266
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
12. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through September 30, 2019, we have incurred cumulative pre-tax costs of $927 million related to these actions. The costs consisted primarily of employee termination, implementation costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $100 million through the completion of these initiatives under our current program. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. To the extent further cost savings opportunities are identified, we may incur additional business optimization expenses.

During the three and nine months ended September 30, 2019 and 2018, we recorded the following charges related to business optimization programs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Restructuring charges	$17	$63	$94	$96
Costs to implement business optimization programs	10	24	32	74
Accelerated depreciation	1	3	5	5
Total business optimization charges	$28	$90	$131	$175
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and nine months ended September 30, 2019 and 2018, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were generally included within cost of sales, selling, general and administrative (SG&A) expense and R&D expense.
For the three and nine months ended September 30, 2019 and 2018, respectively, we recognized accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded within cost of sales and SG&A expense.
During the three and nine months ended September 30, 2019 and 2018, we recorded the following restructuring charges.

	Three months ended September 30, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$1	$2	$2	$5
Contract termination and other costs	1	—	—	1
Asset impairments	7	—	4	11
Total restructuring charges	$9	$2	$6	$17

	Three months ended September 30, 2018
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$16	$33	$9	$58
Contract termination costs	—	4	—	4
Asset impairments	—	1	—	1
Total restructuring charges	$16	$38	$9	$63

	Nine months ended September 30, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$7	$27	$28	$62
Contract termination and other costs	9	—	—	9
Asset impairments	17	1	5	23
Total restructuring charges	$33	$28	$33	$94

	Nine months ended September 30, 2018
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$20	$47	$19	$86
Contract termination costs	—	6	—	6
Asset impairments	1	3	—	4
Total restructuring charges	$21	$56	$19	$96

The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2018	$101
Charges	84
Payments	(77)
Reserve adjustments	(13)
Currency translation	(5)
Liability balance as of September 30, 2019	$90
Reserve adjustments primarily related to employee termination cost reserves established in prior periods.
Substantially all of our restructuring liabilities as of September 30, 2019 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2020.
13. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Pension benefits
Service cost	$18	$23	$56	$70
Interest cost	47	45	137	136
Expected return on plan assets	(74)	(78)	(214)	(235)
Amortization of net losses and prior service costs	15	24	44	72
Net periodic pension benefit cost	$6	$14	$23	$43
OPEB
Interest cost	$2	$2	$6	$6
Amortization of net loss and prior service credit	(7)	(6)	(21)	(18)
Net periodic OPEB cost	$(5)	$(4)	$(15)	$(12)

As part of our continued effort to reduce pension plan obligations, we transferred approximately $2.4 billion of U.S. qualified pension plan liabilities to an insurance company through the purchase of a group annuity contract in October 2019. As a result of this transaction, we will recognize a non-cash pretax pension settlement charge of $755 million in the fourth quarter of 2019.
14. INCOME TAXES
Our effective income tax rate was 22.0% and (39.2)% for the three months ended September 30, 2019 and 2018, respectively, and 13.7% and (3.1)% for the nine months ended September 30, 2019 and 2018, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.

For the three months ended September 30, 2019, our effective income tax rate was substantially consistent with the 21% U.S. federal statutory rate as unfavorable return-to-provision adjustments in various jurisdictions were offset by excess tax benefits on stock compensation awards. For the nine months ended September 30, 2019, the difference between our effective tax rate and the U.S. federal statutory rate was primarily attributable to excess tax benefits on stock compensation awards and the recognition of tax benefits associated with a favorable tax ruling.

For the three months ended September 30, 2018, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a benefit from an adjustment to the 2017 Tax Act provisional amounts as permitted by Staff Accounting Bulletin 118. Specifically, we released a $200 million valuation allowance related to our U.S. foreign tax credit deferred tax assets. For the nine months ended September 30, 2018, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to the adjustment to provisional amounts related to the 2017 Tax Act, nontaxable income from the settlement of certain claims with the seller of the acquired operations of Claris, excess tax benefits on stock compensation awards, a reduction of an uncertain tax position liability as a result of a settlement with the related taxing authority and the reversal of a valuation allowance as a result of continued profit improvements. Partially offsetting the foregoing benefits was interest on our uncertain tax position liabilities, the revaluation of Swedish net deferred tax assets due to a change in statutory rates and transfer pricing-related income tax accruals.
15. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units (RSUs) and performance share units (PSUs) is reflected in the denominator for diluted EPS using the treasury stock method.
The following table is a reconciliation of basic shares to diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Basic shares	511	534	510	536
Effect of dilutive securities	9	12	10	12
Diluted shares	520	546	520	548
The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 4 million equity awards each for the three and nine months ended September 30, 2019, respectively, and 3 million equity awards each for the three and nine months ended September 30, 2018, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our derivatives and foreign-currency denominated as hedging instruments in cash flow, fair value, or net investment hedges.

Cash Flow Hedges
We may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. We periodically use treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt.
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in cost of sales and interest expense, net, and are primarily related to forecasted third-party sales denominated in foreign currencies, forecasted intra-company sales denominated in foreign currencies, and anticipated issuances of debt, respectively.
The notional amounts of foreign exchange contracts designated as cash flow hedges were $689 million and $706 million as of September 30, 2019 and December 31, 2018, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at September 30, 2019 is 15 months for foreign exchange contracts. The total notional amounts of interest rate contracts designated as cash flow hedges were $550 million and $150 million as of September 30, 2019 and December 31, 2018, respectively. The interest rate contracts have maturity dates in 2022 and hedge the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets changes in fair value attributable to a particular risk, such as changes in interest rates, of the hedged item. Fair value hedges are classified in interest expense, net, as they hedge the interest rate risk associated with certain of our fixed-rate debt.
There were no outstanding interest rate swap contracts designated as fair value hedges as of September 30, 2019 and December 31, 2018.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of September 30, 2019, we had an accumulated pre-tax unrealized translation gain in AOCI of $41 million related to the Euro-denominated senior notes.
In May 2019, we entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency rates on €1.2 billion of our net investment in our European operations. Those hedges were entered into in advance of the issuance of our senior notes mentioned above, were settled in the second quarter of 2019 and resulted in an insignificant loss.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that the hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings.
There were no hedge dedesignations in the first nine months of 2019 or 2018 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.

If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2019. In the first nine months of 2018, we terminated our interest rate fair value hedges and the cumulative fair value adjustment to the hedged item was insignificant.
If we terminate a net investment hedge, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In the second quarter of 2019, we dedesignated €1.2 billion of forward contracts designated as a net investment hedge of our European operations.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $562 million as of September 30, 2019 and $487 million as of December 31, 2018.
Gains and Losses on Hedging Instruments
The following tables summarize the income statement locations and gains and losses on our hedging instruments for the three months ended September 30, 2019 and 2018.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2019	2018		2019	2018
Cash flow hedges
Interest rate contracts	$(57)	$—	Interest expense, net	$—	$—
Foreign exchange contracts	4	3	Cost of sales	2	(1)
Net investment hedges	96	5	Other income, net	—	—
Total	$43	$8		$2	$(1)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
			As Restated
(in millions)		2019	2018
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$(4)	$9
The following tables summarize the income statement locations and gains and losses on our hedging instruments for the nine months ended September 30, 2019 and 2018.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2019	2018		2019	2018
Cash flow hedges
Interest rate contracts	$(91)	$—	Interest expense, net	$—	$—
Foreign exchange contracts	4	1	Cost of sales	3	(11)
Net investment hedges	74	22	Other income, net	—	—
Total	$(13)	$23		$3	$(11)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
			As Restated
(in millions)		2019	2018
Fair value hedges
Interest rate contracts	Interest expense, net	$—	$(4)
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$(16)	$3
For our fair value hedges, an equal and offsetting gain of $4 million was recognized in interest expense, net as an adjustment to the underlying hedged item, fixed-rate debt, in the first nine months of 2018.
As of September 30, 2019, $5 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2019.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other non-current assets	$1	Other non-current liabilities	$95
Foreign exchange contracts	Prepaid expenses and other current assets	24	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other non-current assets	2	Other non-current liabilities	—
Total derivative instruments designated as hedges		27		96
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	—	Accounts payable and accrued liabilities	—
Total derivative instruments		$27		$96

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2018.

	Derivatives in asset positions		Derivatives in liability positions
		As Restated		As Restated
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$3
Foreign exchange contracts	Prepaid expenses and other current assets	22	Accounts payable and accrued liabilities	1
Foreign exchange contracts	Other non-current assets	1	Other non-current liabilities	—
Total derivative instruments designated as hedges		23		4
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	2	Accounts payable and accrued liabilities	2
Total derivative instruments		$25		$6
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

	2019		2018
			As Restated
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$27	$96	$25	$6
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(2)	(2)	(3)	(3)
Total	$25	$94	$22	$3
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of September 30, 2019	Balance as of December 31, 2018	Balance as of September 30, 2019	Balance as of December 31, 2018
Long-term debt	$103	$103	$6	$7
(a) These fair value hedges were terminated prior to December 31, 2018.

17. FAIR VALUE MEASUREMENTS
The following tables summarize our financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$26	$—	$26	$—
Interest rate contracts	1	—	1	—
Marketable equity securities	4	4	—	—
Total	$31	$4	$27	$—
Liabilities
Foreign exchange contracts	$1	$—	$1	$—
Interest rate contracts	95	—	95	—
Contingent payments related to acquisitions	27	—	—	27
Total	$123	$—	$96	$27

	As Restated
		Basis of fair value measurement
(in millions)	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$25	$—	$25	$—
Marketable equity securities	3	3	—	—
Total	$28	$3	$25	$—
Liabilities
Foreign exchange contracts	$3	$—	$3	$—
Interest rate contracts	3	—	3	—
Contingent payments related to acquisitions	32	—	—	32
Total	$38	$—	$6	$32
As of September 30, 2019 and December 31, 2018, cash and cash equivalents of $3.0 billion and $1.8 billion, respectively, included money market and other short-term funds of approximately $1.6 billion and $169 million, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Fair value at beginning of period	$27	$23	$32	$9
Additions	—	9	—	24
Change in fair value recognized in earnings	—	—	(4)	—
Payments	—	—	(1)	(1)
Fair value at end of period	$27	$32	$27	$32
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $38 million at September 30, 2019 and $41 million at December 31, 2018. These amounts are included in Other non-current assets.
Fair Values of Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of September 30, 2019 and December 31, 2018.

	Book values		Fair values(a)
		As Restated
(in millions)	2019	2018	2019	2018
Liabilities
Short-term debt	$—	$2	$—	$2
Current maturities of long-term debt and finance lease obligations	2	2	2	2
Long-term debt and finance lease obligations	5,063	3,481	5,466	3,469
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
18. SEGMENT INFORMATION
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
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include the majority of foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

Financial information for our segments is as follows.

	Three months ended September 30,		Nine months ended September 30,
		As Restated		As Restated
(in millions)	2019	2018	2019	2018
Net sales:
Americas	$1,534	$1,497	$4,462	$4,459
EMEA	730	707	2,179	2,180
APAC	587	557	1,682	1,627
Total net sales	$2,851	$2,761	$8,323	$8,266
Operating income:
Americas	$595	$624	$1,715	$1,809
EMEA	162	164	465	475
APAC	138	137	394	383
Total segment operating income	$895	$925	$2,574	$2,667
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
		As Restated		As Restated
(in millions)	2019	2018	2019	2018
Total segment operating income	$895	$925	$2,574	$2,667
Corporate and other	(392)	(543)	(1,338)	(1,474)
Total operating income	503	382	1,236	1,193
Net interest expense	13	11	51	34
Other (income) expense, net	9	(1)	(8)	(45)
Income before income taxes	$481	$372	$1,193	$1,204
Refer to Note 11 for additional information on Net Sales by GBU.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our restated financial statements as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) filed on March 17, 2020 for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018.
Restatement of Previously Issued Consolidated Financial Statements
We have restated our previously issued condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Refer to the “Explanatory Note” preceding Item 1, Financial Statements, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our condensed consolidated financial statements.
RESULTS OF OPERATIONS
Our net income attributable to Baxter stockholders for the three and nine months ended September 30, 2019 totaled $369 million, or $0.71 per diluted share, and $1.0 billion, or $1.97 per diluted share, compared to $518 million, or $0.95 per diluted share, and $1.2 billion, or $2.26 per diluted share, for the three and nine months ended September 30, 2018. Net income for the three and nine months ended September 30, 2019 included special items which decreased net income by $17 million and $192 million, respectively, or $0.03 and $0.37 per diluted share, respectively, as further discussed below. Net income for the three and nine months ended September 30, 2018 included special items which increased net income by $111 million and $37 million, respectively, or $0.20 and $0.06 per diluted share, respectively, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Gross Margin
Intangible asset amortization expense	$(48)	$(42)	$(136)	$(127)
Intangible asset impairment [1]	—	—	(31)	—
Business optimization items [2]	(10)	(21)	(39)	(30)
Acquisition and integration expenses [3]	(8)	(7)	(25)	(16)
Litigation [4]	—	—	—	(8)
European medical devices regulation [5]	(7)	—	(17)	—
Product-related items [6]	—	3	—	3
Hurricane Maria insurance recoveries [7]	—	23	—	23
Total Special Items	$(73)	$(44)	$(248)	$(155)
Impact on Gross Margin Ratio	(2.6 pts)	(1.6 pts)	(3.0 pts)	(1.8 pts)

Selling, General and Administrative (SG&A) Expenses
Business optimization items [2]	$10	$59	$50	$122
Acquisition and integration expenses [3]	3	4	8	14
Litigation [4]	—	—	—	2
Total Special Items	$13	$63	$58	$138
Impact on SG&A Ratio	0.5 pts	2.3 pts	0.7 pts	1.7 pts

Research and Development (R&D) Expenses
Business optimization items [2]	$8	$10	$42	$23
Acquisition and integration expenses [3]	2	—	8	—
European medical devices regulation [5]	—	3	—	3
Total Special Items	$10	$13	$50	$26
Impact on R&D Ratio	0.4 pts	0.5 pts	0.6 pts	0.3 pts

Other Operating Income, net
Acquisition and integration expenses [3]	$—	$—	$(4)	$—
Insurance recoveries from a legacy product-related matter [8]	(4)	—	(37)	—
Hurricane Maria insurance recoveries [7]	(40)	—	(40)	—
Claris settlement [9]	—	—	—	(80)
Total Special Items	$(44)	$—	$(81)	$(80)

Income Tax Expense
Tax effects of special items and impact of U.S. Tax Reform [10]	$(35)	$(231)	$(83)	$(276)
Total Special Items	$(35)	$(231)	$(83)	$(276)
Impact on Effective Tax Rate	(4.5 pts)	(56.5 pts)	(3.1 pts)	(19.7 pts)
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

1Our results in 2019 included a $31 million asset impairment related to a developed-technology intangible asset.
2In 2019 and 2018, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure on a global basis. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. Our results in 2019 included business optimization charges of $28 million in the third quarter and $131 million in the first nine months. Our results in 2018 included business optimization charges of $90 million in the third quarter and $175 million in the first nine months. Refer to Note 12 within Item 1 for more information.
3Our results in 2019 included $13 million in the third quarter and $37 million in the first nine months of acquisition and integration expenses. This included integration expenses related to our acquisitions of Claris and the RECOTHROM and PREVELEAK products in prior periods, as well as the 2019 acquisitions of in-process R&D assets, partially offset by a benefit related to the change in the estimated fair value of contingent consideration liabilities. Our results in 2018 included $11 million in the third quarter and $30 million in the first nine months of acquisition and integration expenses related to our acquisitions of Claris and the RECOTHROM and PREVELEAK products.
4Our results in the first nine months of 2018 included a charge of $10 million related to certain product litigation.
5Our results in 2019 included $7 million in the third quarter and $17 million in the first nine months of costs related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that will become effective in 2020. Our results in 2018 included $3 million of costs related to these requirements.
6Our results in 2018 included a net benefit of $3 million related to an adjustment to our accrual for SIGMA SPECTRUM infusion pump inspection and remediation activities.
7Our results in 2019 and 2018 included benefits of $40 million and $23 million, respectively, related to insurance recoveries as a result of losses incurred due to Hurricane Maria. Refer to Note 8 within Item 1 for more information.
8Our results in the third quarter and first nine months of 2019 included benefits of $4 million and $37 million, respectively, for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter. Refer to Note 8 within Item 1 for more information.
9Our results in the first nine months of 2018 included a benefit of $80 million for the settlement of certain claims related to the acquired operations of Claris.
10Reflected in this item is the income tax impact of the special items identified in this table. Additionally, our results in 2019 included a benefit of $16 million related to an adjustment for U.S. tax reform. Our results in 2018 included a benefit of $200 million in the third quarter and $208 million in the first nine months related to updates to the estimated impact of U.S. federal tax reform previously made in 2017. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.
NET SALES

	Three months ended September 30,		Percent change
(in millions)	2019	2018 (as restated)	At actual currency rates	At constant currency rates
United States	$1,224	$1,194	3%	3%
International	$1,627	1,567	4%	8%
Total net sales	$2,851	$2,761	3%	5%

	Nine months ended September 30,		Percent change
(in millions)	2019	2018 (as restated)	At actual currency rates	At constant currency rates
United States	$3,537	$3,551	(0)%	(0)%
International	$4,786	4,715	2%	7%
Total net sales	$8,323	$8,266	1%	4%

Foreign currency unfavorably impacted net sales by 2 percentage points during the third quarter of 2019 compared to the prior period principally due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound, Chinese Yuan and Colombian Peso. Foreign currency unfavorably impacted net sales by 3 percentage points during the first nine months of 2019 compared to the prior period principally due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound, Chinese Yuan, Colombian Peso, Brazilian Real and Canadian Dollar.
The comparisons presented at constant currency rates reflect local currency sales at the prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and the current period. We believe that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the U.S. GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus that recently originated in China (COVID-19). COVID-19 may have an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we may experience significant and unpredictable reductions or increases in demand for certain of our products as health care customers re-prioritize the treatment of patients. For example, elective surgeries are being de-prioritized which will negatively impact the usage of certain of our products, while other of our products are experiencing an increase in demand which we may not be able to meet in accordance with the customer’s desired timing. In addition to existing travel restrictions, countries may close borders, impose prolonged quarantines, and further restrict travel, which may significantly impact the ability of our employees to get to their places of work to produce products, or may significantly hamper our products from moving through the supply chain. As a result, while the financial impact on us has not been significant to date, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our sales, and it is uncertain how COVID-19 will affect our global operations generally if these impacts persist or exacerbate over an extended period of time. For further discussion, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed on March 17, 2020.
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

	Three months ended September 30,		Percent change
(in millions)	2019	2018 (as restated)	At actual currency rates	At constant currency rates	U.S. cyclophosphamide(1)
Renal Care	$918	$907	1%	4%	0%
Medication Delivery	701	652	8%	9%	0%
Pharmaceuticals	527	518	2%	4%	0%
Clinical Nutrition	219	217	1%	4%	0%
Advanced Surgery	216	199	9%	10%	0%
Acute Therapies	130	122	7%	9%	0%
Other	140	146	(4)%	(2)%	0%
Total Baxter	$2,851	$2,761	3%	5%	0%

	Nine months ended September 30,		Percent change
(in millions)	2019	2018 (as restated)	At actual currency rates	At constant currency rates	U.S. cyclophosphamide(1)
Renal Care	$2,679	$2,700	(1)%	3%	0%
Medication Delivery	2,024	2,006	1%	3%	0%
Pharmaceuticals	1,575	1,548	2%	5%	(2)%
Clinical Nutrition	639	660	(3)%	0%	0%
Advanced Surgery	646	585	10%	13%	0%
Acute Therapies	391	379	3%	7%	0%
Other	369	388	(5)%	(2)%	0%
Total Baxter	$8,323	$8,266	1%	4%	0%
(1)The amounts reflect the impact of U.S. cyclophosphamide net sales on constant currency sales growth for the current period.
Foreign exchange rates negatively impacted Renal Care net sales 3% and 4% in the third quarter and first nine months of 2019, respectively. Excluding the impact of foreign exchange rates, Renal Care net sales increased during the third quarter and first nine months of 2019, driven by global patient growth in PD, partially offset by lower U.S. in-center HD sales.
Foreign exchange rates negatively impacted Medication Delivery net sales 1% and 2% in the third quarter and first nine months of 2019, respectively. Excluding the impact of foreign exchange rates, Medication Delivery net sales increased during the third quarter and first nine months of 2019. The increase was attributable to increased sales of our Spectrum IQ Infusion System in the U.S. and EVO IQ Infusion System internationally and related IV access administration sets. The year-to-date increase was partially offset by a decline in the first quarter compared to the prior year due to higher sales in 2018 of our large volume parenterals (LVPs) as customer demand increased due to industry-wide supply challenges.
Foreign exchange rates negatively impacted Pharmaceuticals net sales 2% and 3% in the third quarter and first nine months of 2019, respectively. Excluding the impact of foreign exchange rates, Pharmaceuticals net sales increased during the third quarter and first nine months of 2019. The increase in 2019 was due to growth in international pharmacy compounding sales and increased sales of our generic injectables. Partially offsetting those increases were reduced sales of BREVIBLOC due to increased generic competition. Additionally, net sales in the first nine months of 2019 were negatively impacted by reduced sales of U.S. cyclophosphamide due to increased generic competition.
Foreign exchange rates negatively impacted Clinical Nutrition net sales 3% in the third quarter and first nine months of 2019, respectively. Excluding the impact of foreign exchange rates, Clinical Nutrition net sales increased during the third quarter and were flat during the first nine months of 2019. The increase in the third quarter was due to the launch of new products. Positive sales growth in the third quarter was offset by lower U.S. sales of our PN therapies and related products during the first six months of 2019.
Foreign exchange rates negatively impacted Advanced Surgery net sales 1% and 3% in the third quarter and first nine months of 2019, respectively. Excluding the impact of foreign exchange rates, Advanced Surgery net sales increased during the third quarter and first nine months of 2019, primarily driven by higher sales as a result of a temporary supply disruption of a competitor.
Foreign exchange rates negatively impacted Acute Therapies net sales 2% and 4% in the third quarter and first nine months of 2019, respectively. Excluding the impact of foreign exchange rates, Acute Therapies net sales increased during the third quarter and first nine months of 2019 due to higher global demand for our CRRT systems to treat acute kidney injuries, including the launch of PrisMax in several countries across the Americas, Europe and Asia.
Foreign exchange rates negatively impacted Other net sales 2% and 3% in the third quarter and first nine months of 2019, respectively. Excluding the impact of foreign exchange rates, Other net sales decreased during the third quarter and first nine months of 2019 in comparison to strong sales performance in the prior year.
Gross Margin and Expense Ratios

	Three months ended September 30,
	2019	% of net sales	2018 (as restated)	% of net sales	$ change	% change
Gross margin	$1,230	43.1%	$1,232	44.6%	$(2)	(0.2)%
SG&A	$627	22.0%	$684	24.8%	$(57)	(8.3)%
R&D	$144	5.1%	$166	6.0%	$(22)	(13.3)%

	Nine months ended September 30,
	2019	% of net sales	2018 (as restated)	% of net sales	$ change	% change
Gross margin	$3,463	41.6%	$3,576	43.3%	$(113)	(3.2)%
SG&A	$1,869	22.5%	$1,993	24.1%	$(124)	(6.2)%
R&D	$439	5.3%	$479	5.8%	$(40)	(8.4)%
Gross Margin
The gross margin ratio was 43.1% and 41.6% in the third quarter and first nine months of 2019 and 44.6% and 43.3% in the third quarter and first nine months of 2018, respectively. The special items identified above had an unfavorable impact of approximately 2.6 and 3.0 percentage points on the gross margin ratio in the third quarter and first nine months of 2019, respectively. The unfavorable impact was 1.6 and 1.8 percentage points in the third quarter and first nine months of 2018, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased in the third quarter and first nine months of 2019 compared to the prior year due to an unfavorable product mix as well as inventory write-downs and incremental costs relating to improvements at a dialyzer facility in the U.S. that experienced manufacturing issues during the second quarter of 2019.
SG&A
The SG&A expenses ratio was 22.0% and 22.5% in the third quarter and first nine months of 2019 and 24.8% and 24.1% in the third quarter and first nine months of 2018, respectively. The special items identified above had an unfavorable impact of approximately 0.5 and 0.7 percentage points on the SG&A expenses ratio in the third quarter and first nine months of 2019, respectively. The unfavorable impact was 2.3 and 1.7 percentage points in the third quarter and first nine months of 2018, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio decreased in the third quarter and first nine months of 2019 primarily due to favorable foreign currency translation and actions we took to restructure our cost position and focus on expense management.

R&D
The R&D expenses ratio was 5.1% and 5.3% in the third quarter and first nine months of 2019 and 6.0% and 5.8% in the third quarter and first nine months of 2018, respectively. The special items identified above had an unfavorable impact of approximately 0.4 and 0.6 percentage points on the R&D expenses ratio in the third quarter and first nine months of 2019, respectively. The unfavorable impact was 0.5 and 0.3 percentage points in the third quarter and first nine months of 2018, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, R&D expenses decreased in the third quarter and first nine months of 2019 as a result of the timing of project-related expenditures compared to the prior year, actions we took to restructure our cost position and focus on expense management, and favorable foreign currency translation.
Business Optimization Items
Beginning in the second half of 2015, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through September 30, 2019, we have incurred cumulative pre-tax costs of $927 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $100 million related to these initiatives, primarily related to employee termination costs and implementation costs. To the extent further cost savings opportunities are identified, we may incur additional business optimization expenses. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of approximately $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 95 percent of the expected annual pre-tax savings are expected to be realized by the end of 2019, with the remainder by the end of 2023.
Other Operating Income, Net
Other operating income, net was $44 million and $81 million in the third quarter and first nine months of 2019, respectively, and $89 million in the first nine months of 2018. In the third quarter of 2019, we recognized a benefit of $40 million related to insurance recoveries as a result of losses incurred due to Hurricane Maria. In the three and nine months ended September 30, 2019, we recognized gains of $4 million and $37 million, respectively, when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter. In the prior period, we settled certain claims with the seller related to the acquired operations of Claris, which resulted in a gain of $80 million, and recognized $9 million of transition services income associated with services provided in connection with our separation of Baxalta in 2015. The agreement for these services terminated as of July 1, 2018.
In October 2019, an additional $60 million of Hurricane Maria insurance claims were approved by our insurers and a gain for that amount will be recognized within other operating income, net in the fourth quarter of 2019. No further insurance recoveries are expected.
Interest Expense, Net
Interest expense, net was $13 million and $51 million in the third quarter and first nine months of 2019, respectively, and $11 million and $34 million in the third quarter and first nine months of 2018, respectively. The increase in the third quarter and first nine months of 2019 was primarily driven by higher average debt outstanding as a result of the issuance of €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029 and lower interest income as a result of lower average cash and cash equivalents balances.
Other Income, Net
Other income, net was expense of $9 million and income of $8 million in the third quarter and first nine months of 2019, respectively, and income of $1 million and $45 million in the third quarter and first nine months of 2018, respectively. The decrease in the third quarter of 2019 compared to the prior year was primarily due to foreign exchange net losses in the current period. The decrease in the first nine months of 2019 compared to the prior year was primarily due to foreign exchange net losses in the current year, partially offset by higher pension benefits in the current year and an impairment of an investment in the prior-year period.

We will recognize a non-cash pretax pension settlement charge of $755 million in the fourth quarter of 2019 related to the October 2019 transfer of approximately $2.4 billion of our U.S. pension plan liabilities to an insurance company. Refer to Note 13 within Item 1 for more information.
Income Taxes
Our effective income tax rate was 22.0% and (39.2)% in the third quarter and 13.7% and (3.1)% for the first nine months of 2019 and 2018, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended September 30, 2019, our effective income tax rate was substantially consistent with the 21% U.S. federal statutory rate as unfavorable return-to-provision adjustments in various jurisdictions were offset by excess tax benefits on stock compensation awards. For the nine months ended September 30, 2019, the difference between our effective tax rate and the U.S. federal statutory rate was primarily attributable to excess tax benefits on stock compensation awards and the recognition of tax benefits associated with a favorable tax ruling.
For the three months ended September 30, 2018, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a benefit from an adjustment to the 2017 Tax Act provisional amounts as permitted by Staff Accounting Bulletin 118. Specifically, we released a $200 million valuation allowance related to our U.S. foreign tax credit deferred tax assets. For the nine months ended September 30, 2018, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to nontaxable income from the settlement of certain claims with the seller of the acquired operations of Claris, excess tax benefits on stock compensation awards, an adjustment of provisional amounts related to the 2017 Tax Act, a reduction of an uncertain tax position liability as a result of a settlement with the related taxing authority and the reversal of a valuation allowance as a result of continued profit improvements. Partially offsetting the foregoing benefits was interest on our uncertain tax position liabilities, the revaluation of Swedish net deferred tax assets due to tax rate changes in that jurisdiction and transfer pricing-related income tax accruals.

Segment Results
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of significant factors impacting our reportable segments’ financial results.

	Net sales				Operating income (loss)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018 (as restated)	2019	2018 (as restated)	2019	2018 (as restated)	2019	2018 (as restated)
Americas	$1,534	$1,497	$4,462	$4,459	$595	$624	$1,715	$1,809
EMEA	730	707	2,179	2,180	162	164	465	475
APAC	587	557	1,682	1,627	138	137	394	383
Corporate and other	—	—	—	—	(392)	(543)	(1,338)	(1,474)
Total	$2,851	$2,761	$8,323	$8,266	$503	$382	$1,236	$1,193
Americas
Segment operating income was $595 million and $1,715 million, respectively, in the third quarter and first nine months of 2019 and $624 million and $1,809 million, respectively, in the third quarter and first nine months of 2018. The decrease in the third quarter of 2019 was primarily driven by lower sales and gross margin in Pharmaceuticals. Lower sales and gross margin in Medication Delivery and Clinical Nutrition in the first quarter of 2019 contributed to the decrease in the first nine months of 2019. Partially offsetting the decreases in the third quarter and first nine months of 2019 was favorable performance in Advanced Surgery, primarily due to a temporary supply disruption of a competitor.

EMEA
Segment operating income was $162 million and $465 million, respectively, in the third quarter and first nine months of 2019 and $164 million and $475 million, respectively, in the third quarter and first nine months of 2018. The decrease in the first nine months of 2019 was primarily driven by unfavorable foreign exchange rates, partially offset by increased sales and gross margin in Renal Care and Pharmaceuticals.
APAC
Segment operating income was $138 million and $394 million, respectively, in the third quarter and first nine months of 2019 and $137 million and $383 million, respectively, in the third quarter and first nine months of 2018. Results in 2019 were driven by higher sales and gross margin, primarily from China and Australia, in Renal Care and Pharmaceuticals.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include certain foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in the third quarter of 2019 was lower than the prior-year period due to lower business optimization charges, Hurricane Maria insurance recoveries and lower R&D expense. The operating loss in the first nine months of 2019 decreased over the prior-year period due to a benefit for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter in the current year, lower SG&A and R&D expenses in the current year, lower business optimization charges in the current year and higher Hurricane Maria insurance recoveries in the current year, partially offset by an impairment of a developed-technology intangible asset in the current year and the benefit from the Claris settlement in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the nine-month periods ended September 30, 2019 and 2018.

	Nine months ended September 30,
(in millions)	2019	2018
Cash flows from operations - continuing operations	$1,281	$1,308
Cash flows from investing activities	(679)	(700)
Cash flows from financing activities	614	(1,095)
Cash Flows from Operations — Continuing Operations
In the first nine months of 2019, cash provided by operating activities was $1,281 million, as compared to cash provided by operating activities of $1,308 million in the first nine months of 2018, a decrease of $27 million. The decrease was primarily due to the Claris settlement received in 2018 and the timing of customer and vendor payments, partially offset by insurance recoveries received in 2019 from a legacy product-related matter and Hurricane Maria.
In October 2019, an additional $60 million of insurance claims related to Hurricane Maria were approved by our insurers. These recoveries were collected in the fourth quarter of 2019 and no further insurance recoveries are expected.
Cash Flows from Investing Activities
In the first nine months of 2019, cash used for investing activities included payments for acquisitions of $186 million, primarily related to the rights to multiple products we acquired, and capital expenditures of $505 million. In the first nine months of 2018, cash used for investing activities included payments for acquisitions of $255 million, primarily related to RECOTHROM and PREVELEAK and two molecules from Celerity Pharmaceuticals, LLC, and capital expenditures of $453 million.

In October 2019, we paid $195 million to acquire Cheetah Medical, Inc., net of cash acquired. In December 2019, we entered into a definitive agreement to acquire Seprafilm from Sanofi. The transaction closed in February 2020 and we paid approximately $345 million for the acquired assets, subject to a post-close adjustment. In January 2020, we acquired the U.S. rights to an additional product for $60 million. Refer to Note 3 within Item 1 for more information.
Cash Flows from Financing Activities
In the first nine months of 2019, cash generated from financing activities included $1.7 billion of net proceeds from the issuance of €750 million of senior notes due in 2024 and €750 million of senior notes due in 2029 along with stock issued under employee benefit plans of $334 million, partially offset by payments for stock repurchases of $1.0 billion and dividend payments of $310 million. In the first nine months of 2018, cash used for financing activities included payments for stock repurchases of $1.0 billion and dividend payments of $274 million, partially offset by the proceeds from stock issued under employee benefit plans of $232 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. We paid $1.0 billion in cash to repurchase approximately 13.5 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise in the first nine months of 2019 and had $1.1 billion remaining available under this authorization as of September 30, 2019.
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
As of September 30, 2019, our U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and approximately €200 million, respectively. There were no amounts outstanding under our credit facilities as of September 30, 2019 or December 31, 2018, respectively. As of September 30, 2019, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
In December 2019, we entered into new U.S. and Euro-denominated revolving credit facilities. Our U.S. dollar-denominated revolving credit facility has capacity of $2.0 billion. Our Euro-denominated senior revolving credit facility has a capacity of approximately €200 million. Both facilities mature in December 2024.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $3.0 billion of cash and cash equivalents as of September 30, 2019, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market funds and diversify the concentration of cash among different financial institutions.
Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. Between February and October 2019, Standard & Poor’s, Fitch, and Moody’s reaffirmed our investment grade credit ratings.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2019 Annual Report which was filed on March 17, 2020. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2019 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first nine months of 2019.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for our financial statements beginning in 2020. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for our financial statements beginning in 2020. Our policies for capitalizing implementation costs incurred in a hosting arrangement are not expected to be impacted by this ASU. However, we have historically classified those capitalized costs within property, plant and equipment, net on our condensed consolidated balance sheets and as capital expenditures on our condensed consolidated statements of cash flows. Under the new ASU, those capitalized costs will be presented as other non-current assets on our condensed consolidated balance sheets and within operating cash flows on our condensed consolidated statements of cash flows. The impact of those classification changes following the adoption of this ASU are not expected to have a material effect on our consolidated financial statements.
LEGAL CONTINGENCIES
Refer to Note 8 within Item 1 for a discussion of our legal contingencies. Upon resolution of any of these uncertainties, we may incur charges in excess of presently established liabilities. While our liability in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on our consolidated financial position. While we believe that we have valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and we may in the future incur material judgments or enter into material settlements of claims.
CERTAIN REGULATORY MATTERS
The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of the Claris acquisition. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).1
While FDA has not yet re-inspected the facilities, we are continuing to implement corrective and preventive actions to address FDA’s prior observations and other items identified in connection with integrating Claris into our quality systems.

While management cannot speculate on when the Claris Warning Letter will be lifted, management continues to pursue and implement other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S. in the meantime. As of December 31, 2019, we have secured alternative locations to produce a majority of the planned new products for distribution into the U.S.
On May 6, 2019, we received a Show Cause Notice under the Drugs & Cosmetics Act, 1940 and Rules thereunder (Show Cause Notice) from the Commissioner of the Food & Drugs Control Administration in the Gujarat State in

Gandhinagar, India (Commissioner). The Show Cause Notice was issued regarding an April 9, 2019 inspection of our Claris facilities in Ahmedabad, India by the Commissioner. The Show Cause Notice contained a number of observations of alleged Good Manufacturing Practice related issues across a variety of areas, some of which overlap with the areas covered in the Claris 483 or the Claris Warning Letter. We responded to the Show Cause Notice and a follow up inspection occurred in July 2019. No further action has been undertaken by the Gujarat authorities.
In June 2013, we received a Warning Letter from FDA regarding operations and processes at our North Cove, North Carolina and Jayuya, Puerto Rico facilities. We attended Regulatory Meetings with FDA regarding one or both of these facilities in October 2014, November 2015, July 2017, April 2018 and October 2018. The Warning Letter addresses observations related to Current Good Manufacturing Practice violations at the two facilities. The Warning Letter was closed out in September 2019.
As previously disclosed, in the fourth quarter of 2012, we received two investigative demands from the United States Attorney for the Western District of North Carolina for information regarding our quality and manufacturing practices and procedures at our North Cove facility. In January 2017, the parties resolved the matter by entering into a deferred prosecution agreement and a civil settlement whereby we agreed to pay approximately $18 million and implement certain enhanced compliance measures. In July 2019, the deferred prosecution agreement expired and, based on our fulfillment of the terms of the agreement, the court dismissed the criminal information previously filed in the case with prejudice.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses and the material weakness identified as a result thereof, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated with the separation of our biopharmaceuticals and medical products businesses, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah and Seprafilm from Sanofi), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of our facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	failure to achieve our long-term financial improvement goals;

•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict these pressures and the resulting impact on customer inventory levels), and the impact of those products on quality and patient safety concerns;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	our ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;

•	the continuity, availability and pricing of acceptable raw materials and component supply, and the related continuity of our manufacturing and distribution;

•
inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);

•	breaches or failures of our information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft;

•
future actions of (or failures to act or delays in acting by) FDA, the European Medicines Agency or any other regulatory body or government authority (including the SEC, DOJ or the Attorney General of any State) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities, including the continued delay in lifting the warning letter at our Ahmedabad facility or proceedings related to the misstatements in previously reported non-operating income related to foreign exchange gains and losses;

•
the impacts of the material weakness identified as a result of the internal investigation related to foreign exchange gains and losses and our remediation efforts, including the risk that we may experience additional material weaknesses;

•	developments that would require the correction of additional misstatements in our previously issued financial statements;

•	failures with respect to our quality, compliance or ethics programs;

•	future actions of third parties, including third-party payers, the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance, for example);

•	the outcome of pending or future litigation, including the opioid litigation and litigation related to the investigation of foreign exchange gains and losses;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•
the ability to protect or enforce our owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting our manufacture, sale or use of affected products or technology;

•	the impact of any goodwill or other intangible asset impairments on our operating results;

•	any failure by Baxalta or Shire to satisfy its obligations under the separation agreements, including the tax matters agreement, or that certain letter agreement entered into with Shire and Baxalta;

•
the impact of global economic conditions (including potential trade wars) and public health crises and epidemics, such as the novel strain of coronavirus that recently originated in China (COVID-19), on us and our customers and suppliers, including foreign governments in countries in which we operate;

•	fluctuations in foreign exchange and interest rates;

•
any changes in law concerning the taxation of income (whether with respect to current or future tax reform), including income earned outside the United States and potential taxes associated with the Base Erosion and Anti-Abuse Tax;

•	actions by tax authorities in connection with ongoing tax audits;

•	loss of key employees or inability to identify and recruit new employees;

•
other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 17, 2020, all of which are available on our website.

Actual results may differ materially from those projected in the forward-looking statements. We do not undertake to update our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of September 30, 2019 is 15 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding as of September 30, 2019, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $19 million with respect to those contracts would decrease by $23 million, resulting in a net liability position.
The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding as of September 30, 2019 by replacing the actual exchange rates as of September 30, 2019 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our operations in Argentina are reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of September 30, 2019, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2019 Annual Report filed on March 17, 2020. There were no significant changes during the quarter ended September 30, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2019.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2019, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We did not maintain effective controls over the accounting for certain foreign exchange gains and losses. Specifically, we did not have controls in place to monitor and quantify the difference between the foreign exchange gains and losses that we reported and the foreign exchange gains and losses that we would have reported using exchange rates determined in accordance with U.S. GAAP. Additionally, our policies and controls related to approvals and monitoring of intra-company transactions were insufficient to prevent or detect intra-company transactions undertaken solely for the purpose of generating foreign exchange gains or avoiding losses under our historical exchange rate convention. This material weakness resulted in the restatement of our consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017 and each of the quarterly and year-to-date periods in the year ended December 31, 2018 and the first two quarters and related year-to-date interim period in the year ended December 31, 2019. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of the Material Weakness

Management has been implementing changes to strengthen our internal controls over the accounting for foreign exchange gains and losses. These changes are intended to address the identified material weakness and enhance our overall control environment and include the ongoing activities described below.

•Exchange Rate Policy – We have discontinued the use of our historical exchange rate convention and are using the exchange rates determined in accordance with U.S. GAAP for purposes of measuring foreign currency transactions and remeasuring monetary assets and liabilities denominated in a foreign currency.
•Automated Feed – We have implemented an automated feed that extracts foreign exchange rates on a daily basis from a recognized third-party exchange rate source.
•Daily Rate Comparison – We have implemented a daily rate comparison control that extracts foreign exchange rates from (a) a third-party exchange rate source, (b) our treasury application, and (c) our enterprise resource planning (ERP) system and compares those rates in order to identify any potential differences and provide assurance that the correct rates were captured and are being used in our financial systems.
•Intra-company Transaction Approvals – We have updated our policies to require additional approvals of intra-company transactions and implemented a requirement that such transactions be supported by a documented business purpose.
•Personnel - We have made personnel changes including hiring a new treasurer from outside Baxter with more than thirty years of treasury experience and responsibility, including at four publicly traded companies. We have also hired another experienced treasury professional in a newly created director role responsible for treasury governance and controls. Additionally, we have created a treasury controller role within our accounting function and are continuing to add resources as appropriate to improve our financial reporting controls related to treasury activities.

While we believe that the above actions will ultimately remediate the material weakness, we intend to continue to refine those controls and monitor their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated.

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
As previously disclosed, we are currently implementing an upgrade to our ERP software. In connection with the ERP upgrade, we are updating the processes that constitute our internal control over financial reporting, as necessary. This normal course of business ERP upgrade is being implemented to remain current with the latest release of the software.
As previously disclosed, since 2017, we have been implementing a long-term business transformation project within the finance, human resources, purchasing and information technology functions which will further centralize and standardize business processes and systems across the company.  We are transitioning some processes to our shared services centers while others have been moved to outsourced providers.  This multi-year initiative will be conducted in phases and include modifications to the design and operation of controls over financial reporting.
Other than as described in the two preceding paragraphs and in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
A review of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 and 2018 has been performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Baxter International Inc.

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries (the “Company”) as of September 30, 2019, and the related condensed consolidated statements of income, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2019 and 2018 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, including the related notes, appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein), and in our report dated March 17, 2020, which included a paragraph regarding the correction of a misstatement in the 2018 and 2017 financial statements and a paragraph describing a change in the manner of accounting for leases in 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Restatement of Previously Issued Interim Financial Statements

As discussed in Note 2 to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2018 to correct misstatements.

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

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
March 17, 2020

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 8 is incorporated herein by reference.
Item 1A. Risk Factors
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed on March 17, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information about our common stock repurchases during the three-month period ended September 30, 2019.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
July 1, 2019 through July 31, 2019	—	$—	—
August 1, 2019 through August 31, 2019	—	$—	—
September 1, 2019 through September 30, 2019	3,973,600	$87.14	3,973,600
Total	3,973,600	$87.14	3,973,600	$1,101,245,595
(1)In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the third quarter of 2019, we repurchased 4.0 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise. We had $1.1 billion remaining under this program (as amended and after giving effect to stock repurchases) as of September 30, 2019. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit Number	Description
15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_____________________________________
* Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: March 17, 2020
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)