Form 10-K
period 2019-12-31
BAXTER INTERNATIONAL INC
filed 2020-03-17
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-4448
_____________________________________________________________________________________________

Baxter International Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________________________________________________________

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
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐
Indicate by check mark whether registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)     Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $81.90 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $42 billion. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of February 29, 2020 was 507,263,731.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2020 proxy statement for use in connection with its Annual Meeting of Stockholders expected to be held on May 5, 2020 are incorporated by reference into Part III of this report.

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
Restatement
This Annual Report on Form 10-K for the year ended December 31, 2019 includes the following restated financial information:
•audited consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017;
•unaudited interim financial information as of and for the quarterly periods ended June 30, 2019, March 31, 2019, June 30, 2018, and March 31, 2018, for the quarterly period ended December 31, 2018, for the six months ended June 30, 2019 and 2018, and as of September 30, 2018; and
•unaudited selected financial data as of December 31, 2017 and as of and for the years ended December 31, 2016 and 2015. Selected financial data as of December 31, 2018 and for the years ended December 31, 2018 and 2017 is derived from our audited consolidated financial statements included in this Annual Report on Form 10-K.
Refer to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed on March 17, 2020, for our unaudited restated interim financial statements for the three and nine months ended September 30, 2018 and related information.
Restatement Background
On October 24, 2019, we reported that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. Our internal investigation, as it pertains to the evaluation of related financial statement impacts, is complete.

We previously had applied a longstanding convention for the initial measurement of foreign exchange transactions and the subsequent remeasurement of foreign currency denominated monetary assets and liabilities that was not consistent with U.S. Generally Accepted Accounting Principles (U.S. GAAP). Beginning years after the adoption of that convention, certain intra-company transactions were undertaken, after the related exchange rates were already known, solely for the purpose of generating non-operating foreign exchange gains or avoiding foreign exchange losses. We believe that the use of our previous exchange rate convention to generate non-operating foreign exchange gains and avoid losses had occurred for at least ten years. The cumulative impact of correcting misstatements of non-operating foreign exchange gains and losses in periods prior to 2017 has been recorded as a reduction to our opening retained earnings in the consolidated financial statements included herein.
As previously disclosed, we voluntarily advised the staff of the Securities and Exchange Commission (SEC) of our internal investigation and are continuing to cooperate with the staff of the SEC.
Restatement of Previously Issued Consolidated Financial Statements
As described above, this Annual Report on Form 10-K includes audited restated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017. In addition to the correction of misstatements related to non-operating foreign exchange gains and losses, we corrected additional misstatements that were immaterial, individually and in the aggregate, to our previously issued financial statements. Those other immaterial misstatements relate to (i) equipment leased to customers under operating leases, (ii) classification of foreign exchange gains and losses on cash balances and intra-company receivables and payables in our consolidated statements of cash flows, (iii) translation of the financial position and results of operations of our foreign operations into U.S. dollars, (iv) statement of income classification of transition services income related to the separation of Baxalta Incorporated in 2015 and (v) other miscellaneous adjustments. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.
Unaudited interim financial information as of and for the quarterly periods ended June 30, 2019, March 31, 2019, June 30, 2018, and March 31, 2018, for the quarterly period ended December 31, 2018, for the six months ended June 30, 2019 and 2018, and as of September 30, 2018 has also been restated. See Note 19, Quarterly Financial Data (Unaudited), in Item 8, Financial Statements and Supplementary Data, for additional information.

The restatement resulted in the following decreases to our previously reported income from continuing operations and diluted earnings per share from continuing operations (in millions, except per share data):

	Six months ended June 30, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Income from continuing operations	$(35)	$(78)	$(115)
Diluted earnings per share from continuing operations	$(0.07)	$(0.15)	$(0.20)
Control Considerations
In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of December 31, 2018 and has determined that a material weakness in our internal control over financial reporting existed as of that date. As a result of the material weakness, our disclosure controls and procedures were not effective as of December 31, 2018 and throughout 2019. Management has been implementing changes to strengthen our internal controls and remediate the material weakness, which continued to exist as of December 31, 2019. See Item 9A, Controls and Procedures, for additional information related to the material weakness in internal control over financial reporting and our related remediation activities.

PART I
Item 1. Business.
Company Overview
Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products.  Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. As of December 31, 2019, we manufactured products in over 20 countries and sold them in over 100 countries.
Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “we", "our” or "us" means Baxter International and its consolidated subsidiaries (after giving effect to the separation and distribution of Baxalta Incorporated (Baxalta), as further described below), unless the context otherwise requires.
Business Segments and Products
We manage our business based on three geographic segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific).
Each of our segments provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products.
For financial information about our segments, see Note 18 in Item 8 of this Annual Report on Form 10-K.
Sales and Distribution
We have our own direct sales force and also make sales to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or other alternate site providers. In the United States, third parties, such as Cardinal Health, Inc., warehouse and ship a significant portion of our products through their distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales and customer service representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publication presence and advertising.

Sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2019.
International Operations
The majority of our revenues are generated outside of the United States and geographic expansion remains a component of our strategy. Our presence includes operations in Europe, the Middle East, Africa, Asia-Pacific, Latin America and Canada. We are subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “Risks Related to Baxter’s Business —We are subject to risks associated with doing business globally” and “— Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity” in Item 1A of this Annual Report on Form 10-K.
For financial information about foreign and domestic operations and geographic information, see Note 18 in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.
Contractual Arrangements
Our products are sold through contracts with customers, both within and outside the United States. Some of these contracts have terms of more than one year and place limits on our ability to increase prices. In the case of hospitals, governments and other facilities, these contracts may specify minimum quantities of a particular product or categories of products to be purchased by the customer.
In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, many hospitals and other customers of medical products in the United States have joined group purchasing organizations (GPOs), or formed integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors and the negotiated prices are made available to members. We have purchasing agreements with several of the major GPOs in the United States. GPOs may have agreements with more than one supplier for certain products. Accordingly, in these cases, we face competition from other suppliers even where a customer is a member of a GPO under contract with us. Purchasing power is similarly consolidated in many other countries. For example, public contracting authorities act as the purchasing entities for the hospitals and other customers of medical products in their region and many hospitals and other customers have joined joint procurement entities and buying consortia. The result is that demand for healthcare products is increasingly concentrated across our markets globally.
Raw Materials
Raw materials essential to our business are purchased from numerous suppliers worldwide in the ordinary course of business. Although most of these materials are generally available, we at times may experience shortages of supply. In an effort to manage risk associated with raw materials supply, we work closely with our suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. We also seek to develop new and alternative sources of supply where beneficial to our overall raw materials procurement strategy.
We are not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market forces. Accordingly, we utilize long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases.
In connection with the separation and distribution of Baxalta, we entered into a long-term manufacturing and supply agreement with Baxalta. Baxalta manufactures and supplies us with ARTISS, TISSEEL, FLOSEAL and stand-alone thrombin, on a cost-plus basis, under that manufacturing and supply agreement.
Competition and Healthcare Cost Containment
Our businesses benefit from a number of competitive advantages, including the breadth and depth of our product offerings, our strong relationships with customers, including hospitals and clinics, GPOs, physicians, and patients, many of whom self-administer home-based therapies that we supply. We also benefit from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of our products.

Although no single company competes with us in all of our businesses, we face substantial competition in each of our segments from international and domestic healthcare and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in our customer base and by our competitors, which continues to result in pricing and market pressures.
Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In the United States, the federal and many state governments have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that we and other providers are required to pay to the state. In addition to government regulation, managed care organizations in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. Managed care organizations seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. We face similar issues outside of the United States. In Europe and Latin America, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products.
Intellectual Property
Patents and other proprietary rights are essential to our business. We rely on patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen our competitive position. We own a number of patents and trademarks throughout the world and have entered into license arrangements relating to various third-party patents and technologies. Products manufactured by us are sold primarily under our own trademarks and trade names. Some products distributed by us are sold under our trade names, while others are sold under trade names owned by our suppliers or partners. Trade secret protection of unpatented confidential and proprietary information is also important to us. We maintain certain details about our processes, products and technology as trade secrets and generally require employees, consultants, and business partners to enter into confidentiality agreements. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, and business partners use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Our policy is to protect our products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for us. We also recognize the need to promote the enforcement of our patents and trademarks and take commercially reasonable steps to enforce our patents and trademarks around the world against potential infringers, including judicial or administrative action where appropriate.
We operate in an industry susceptible to significant patent litigation. At any given time, we are involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information on patent and other litigation, see Note 9 in Item 8 of this Annual Report on Form 10-K.
Research and Development
Our investment in research and development (R&D), consistent with our portfolio optimization and capital allocation strategies, helps fuel our future growth and our ability to remain competitive in each of our product categories. Accordingly, we continue to focus our investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for our R&D activities were $595 million in 2019, $654 million in 2018, and $615 million in 2017. These expenditures include costs associated with R&D activities performed at our R&D centers located around the world, which include facilities in Belgium, Sweden, India, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.
For more information on our R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.
Quality Management
Our continued success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, facilitating continuous improvement of our processes, products and services, and assuring the safety and efficacy of our products. Our quality system enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products to ensure that they conform to customer requirements. In order to continually improve the effectiveness and efficiency of our quality system, various measurement, monitoring and analysis methods, such as management reviews and internal, external and vendor audits, are employed at local and central levels.
Each product that we market is required to meet specific quality standards, both in packaging and in product integrity and quality. If any of those is determined to be compromised at any time, we endeavor to take corrective and preventive actions designed to ensure compliance with regulatory requirements and to meet customer expectations. For more information on corrective actions taken by us, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.
Government Regulation
Our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. The Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in Europe, the China Food and Drug Administration (CFDA) in China and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products. We must obtain specific approval from FDA and non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Even after we obtain regulatory approval to market a product, the product and our manufacturing processes and quality systems are subject to continued review by FDA and other regulatory authorities globally, including additional 510(k) and other regulatory submissions, and approvals or the time needed to secure approvals are not certain. State agencies in the United States also regulate our facilities, operations, employees, products and services within their respective states. We, along with our facilities, are subject to periodic inspections and possible administrative and legal actions by FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. As situations require, we take steps to ensure safety and efficacy of our products, such as removing products found not to meet applicable requirements from the market and improving the effectiveness of quality systems. For more information on compliance actions taken by us, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.
We are also subject to various laws inside and outside the United States concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of our products and services, the importation and exportation of products, the operation of our facilities and distribution of products. In the United States, we are subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), Environmental Protection Agency, Department of Defense and Customs and Border Protection in addition to others. We supply products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare. As a result, our activities are subject to regulation by CMS and enforcement by OIG and DOJ. In each jurisdiction outside the United States, our activities are subject to regulation by government agencies including the EMA in Europe, CFDA in China and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally.

Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. Our environmental policies require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.
Separation of Baxalta
On July 1, 2015, we completed the distribution of approximately 80.5% of the outstanding common stock of Baxalta to our stockholders (the Distribution). The Distribution was made to our stockholders of record as of the close of business on June 17, 2015 (the Record Date), who received one share of Baxalta common stock for each of our shares held as of the Record Date. As a result of the distribution, Baxalta became an independent public company.
In 2016, we disposed of our remaining 19.5% interest in Baxalta through a series of transactions, including debt-for-equity exchanges, an equity-for-equity exchange and a contribution to our U.S. pension plan. As a result of these transactions, we extinguished approximately $3.65 billion of our indebtedness, repurchased 11,526,638 of our shares and contributed 17,145,570 Baxalta shares to our U.S. pension plan. On June 3, 2016, Baxalta became a wholly-owned subsidiary of Shire plc (Shire). In January 2019, Takeda Pharmaceutical Company Limited (Takeda) acquired Shire.
As a result of the separation, the consolidated statements of income, consolidated balance sheets, consolidated statements of cash flow, and related financial information reflect Baxalta’s operations, assets and liabilities, and cash flows as discontinued operations for all periods presented.
Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for additional information regarding the separation of Baxalta.
Employees
As of December 31, 2019, Baxter employed approximately 50,000 people.
Available Information
We make available free of charge on our website at www.baxter.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material with the Securities and Exchange Commission. These reports are also available free of charge via EDGAR through the Securities and Exchange Commission website (www.sec.gov).  In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters for the committees of our Board of Directors are available on our website at www.baxter.com under “About Baxter—About us — Governance.” All the foregoing materials will be made available to stockholders in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Information contained on our website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.
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

Additionally, quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. While we have a quality system that covers the lifecycle of our products, quality and safety issues have and may in the future occur with respect to our products. A quality or safety issue may result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls (either voluntary or required by FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, Baxter has made and continues to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict us from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

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

For more information on regulatory matters currently affecting us, including quality-related matters, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization or supply difficulties, our business and results of operations may be adversely affected.

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

Some of our products are manufactured at a single manufacturing facility or stored at a single storage site. Loss or damage to a manufacturing facility or storage site due to a natural disaster, such as we experienced as a result of Hurricane Maria, or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences (including those identified in the paragraphs above). Our manufacturing capacity may also be adversely affected by public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19), as a result of which we may be unable to obtain sufficient components or raw materials on a timely basis or at a cost-effective price. Although we have not experienced significant manufacturing or supply difficulties as a result of COVID-19, the degree and duration of disruptions to business activity are unknown at this time. In addition, several of our manufacturing facilities are leased and we may not be able to renew leases on favorable terms or at all. Because of the time required to approve and license a manufacturing facility, a third party manufacturer may not be available on a timely basis (if at all) to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable. Any of the foregoing could adversely affect our business, financial condition and results of operations.

Some of our products require sterilization prior to sale or distribution, and we utilize both Baxter-owned and third-party facilities for this process. If an event occurs that results in damage to or closure, whether temporarily or permanent, of one or more of these facilities, we may be unable to manufacture or sterilize the relevant products at prior levels or at all, and a third party may not be available on a timely basis (if at all) to replace sterilization capacity. For example, in February 2020, certain air emission control technology used to reduce ethylene oxide emissions from sterilization equipment at our facility in Mountain Home, Arkansas, was tested and determined not to operate in accordance with applicable emission limitations in our state-issued air permit. Although we received a temporary variance and have recommenced operations, these events or other disruptions of manufacturing or sterilization processes that we or third parties may experience, whether due to lack of capacity, environmental, regulatory or compliance issues or otherwise, could result in product shortage, unanticipated costs, loss of revenues, litigation and damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

We are increasingly dependent on information technology systems and subject to privacy and security laws, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.

We increasingly rely upon technology systems and infrastructure, including support provided by our partners and third parties, to support our business, our products and our customers. For example, we routinely rely on our technology systems and infrastructure to aid us in the collection, use, storage and transfer, disclosure and other processing of voluminous amounts of data including confidential, business, financial, personal, patient and other sensitive information (collectively, Confidential Information). We also rely on systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters. Certain of our products and systems collect data regarding patients and their therapy and some are internet enabled or connect to our systems for maintenance and other purposes.

Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, The Health Insurance Portability and Accountability Act, as amended, The Health Information Technology for Economic and Clinical Health Act (HIPAA), the California Consumer Privacy Act (CCPA), and the European Union’s General Data Protection Regulation (GDPR). The GDPR imposes stringent European Union data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could result in substantial and material fines or class action litigation. The increasing use and evolution of technology, including cloud-based computing, and reliance on third parties creates additional opportunities for the unintentional, intentional and/or unauthorized exposure, dissemination and/or destruction of Confidential Information stored in our devices, systems, servers, infrastructure and products (collectively, Technology). Security threats, including cyber and other attacks, are becoming increasingly sophisticated, frequent, and adaptive. Our Technology (and that of third parties that we use) is vulnerable to breakdown, interruption, cyber and other security attacks, system malfunction, unauthorized access, inadvertent exposure or disclosure of information, theft and other events. Any such vulnerability could compromise our Technology and could expose Confidential Information to unauthorized third parties and/or cause permanent loss of such data. In addition to loss of Confidential Information, unauthorized access to or interference with our Technology may cause product functionality issues that may result in risk to patient safety, field actions and/or product recalls. We have, like other large multi-national companies, experienced cyber incidents in the past and may experience them in the future. Although the prior incidents have not had a material effect on our business and we have invested and continue to invest in the protection of data and Technology, there can be no assurance that our efforts will prevent breakdowns, attacks, breaches in our Technology, cyber incidents or other incidents or ensure compliance with all applicable security and privacy laws, regulations and standards, including with respect to third party service providers that host or process Confidential Information on our behalf. Such incidents could result in unauthorized access to patient data and other Confidential Information and could pose a risk to patient safety. Any failure to protect against such incidents can lead to substantial and material regulatory fines and penalties, business disruption, reputational harm, financial loss, litigation as well as other damages. Misappropriation or other loss of our intellectual property from any of the foregoing may have an adverse effect on our competitive position and may cause us to incur substantial litigation costs. We could also suffer strained relationships with customers and business partners, increased costs (for security measures, remediation or otherwise), litigation (including class actions and stockholder derivative actions) or other negative consequences (including a decline in stock price) from breaches, cyber and other security attacks, industrial espionage, ransomware, email or phishing scams, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers or other business partners.

In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities. We also face all of the same risks listed above and other heightened risks when acquiring a company, in particular if we need to transition or implement certain processes or controls with the acquired company.

We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to a number of additional risks and uncertainties.

As discussed in the Explanatory Note, in Note 2, Restatement of Previously Issued Consolidated Financial Statements, and in Note 19, Quarterly Financial Data (Unaudited) in this Annual Report on Form 10-K, we restated our previously issued audited consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017, unaudited interim financial information as of and for the quarterly periods ended June 30, 2019, March 31, 2019, December 31, 2018, June 30, 2018 and March 31, 2018, for the six months ended June 30, 2019 and 2018, and as of September 30, 2018 within the notes to the financial statements, and unaudited selected financial data as of December 31, 2017 and as of and for the years ended December 31, 2016 and 2015 within Item 6, Selected Financial Data. In our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, we also restated our unaudited financial statements for the quarterly and year-to-date periods ended September 30, 2018. We concluded that these previous periods should be restated to correct misstatements of certain foreign exchange gains and losses from foreign currency denominated intra-company loan receivables and payables, cash balances and gains and losses from foreign currency derivative contracts, which we determined were material to these periods. The restatement also included corrections for certain items, including items that affect operating income and operating cash flows, that were immaterial, individually and in the aggregate, to our previously issued financial statements.

As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including as a result of a pending class-action lawsuit and a stockholder request for inspection of our books and records. As initially disclosed on October 24, 2019, we also voluntarily advised the staff of the SEC of our previously disclosed internal investigation and we are continuing to cooperate with the staff of the SEC. We may become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings, as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.

We identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness related to the accounting for certain foreign exchange gains and losses. Specifically, we did not have controls in place to monitor and quantify the difference between the foreign exchange gains and losses that we reported and the foreign exchange gains and losses that we would have reported using exchange rates determined in accordance with U.S. GAAP. Additionally, our policies and controls related to approvals and monitoring of intra-company transactions were insufficient to prevent or detect intra-company transactions undertaken solely for the purpose of generating foreign exchange gains or avoiding losses under our historical exchange rate convention. We have taken and continue to take remedial steps to improve our internal control over financial reporting. For further discussion of the material weakness identified and our remedial efforts, see Item 9A, Controls and Procedures.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing material weakness or any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness and our ability to complete acquisitions may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the New York Stock Exchange and the covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; we may suffer defaults, accelerations or cross-accelerations under our debt instruments or derivative arrangements to the extent we are unable to obtain additional waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC. Although we regained status as a current filer on March 17, 2020 by filing this Annual Report on Form 10-K (within the extended time period provided for by Rule 12b-25) and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

The manufacture, distribution, marketing and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. The same testing and procedures sometimes apply to current products that are up for authorization or renewal or are subject to changes in laws or regulations (for example certain of our medical devices will have to comply with the new European Union Medical Device Regulation). Changes to current products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals or the time needed to secure approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls or seizures, monetary sanctions, reputational damage, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject us to further review, result in product launch delays or otherwise increase our costs. For information on current regulatory issues affecting us, please refer to the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K. In connection with these issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to us will not occur, that we will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect our operations and consolidated financial statements.

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

Additionally, the U.S. Department of the Treasury’s Office of Foreign Control and the Bureau of Industry and Security at the U.S. Department of Commerce administer laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business or making investments in certain countries, or with governments, entities and individuals subject to U.S. economic sanctions. From time to time, certain of our subsidiaries have limited business dealings with countries subject to these sanctions, including Iran, Sudan, Syria, Russia and Cuba. These dealings represent an insignificant amount of our consolidated revenues and income but expose us to an increased risk of operating in these countries, including foreign exchange risks or restrictions or limitations on our ability to access funds generated in these jurisdictions, or the risk of violating applicable sanctions or regulations, which are complex and subject to frequent change. Additional restrictions may be enacted, enforced or interpreted in a way that may adversely affect our operations.

We have compliance programs in place, including policies, training and various forms of monitoring, designed to address the risks discussed above. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. For more information related to our ongoing government investigations, please refer to Note 9 in Item 8 of this Annual Report on Form 10-K.

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

Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies, which are lists of recommended or approved products, and competitive tenders which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In much of Europe, Latin America, Asia and Australia, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products. Additionally, austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products.

The PPACA includes several provisions which impact our businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs. The PPACA reduces Medicare and Medicaid payments to hospitals and other providers, which may cause us to experience downward pricing pressure. Certain portions of the PPACA could negatively impact the demand for our products, and therefore our results of operations and financial position.

The eventual impact of the current U.S. presidential administration on coverage, reimbursement and other matters related to the PPACA and/or healthcare reform in general, remains uncertain. Following an executive order from President Donald Trump, the U.S. Department of Health and Human Services announced the launch of a new kidney health initiative. Proposed regulatory changes in kidney health policy and reimbursement may substantially change the U.S. end stage renal disease market and could impact demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures. Any such changes and the corresponding impact and related expenses are difficult to estimate in advance.

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

We expect to continue to engage in business development activities, including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of our resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; competition from other companies in the industries in which we operate that are seeking similar opportunities; whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to the other company’s products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process R&D projects and to maintain adequate controls over the combined operations. Certain of these activities are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions and could result in mandated divestitures in the context of proposed acquisitions. If we are unsuccessful in our business development activities, we may not realize the intended benefits of such activities, including that acquisition and integration costs may be greater than expected or the possibility that expected return on investment, synergies and accretion will not be realized or will not be realized within the expected timeframes.

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

Our operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials, changes in taxation, tariffs, export control restrictions, changes in or violations of U.S. or local laws, including the FCPA, the United Kingdom Bribery Act, GDPR and other data privacy laws, dependence on a few government entities as customers, pricing restrictions, economic and political instability, monetary or currency volatility or instability (including as it relates to the U.S. dollar, the Euro, the Yuan and currencies in emerging market countries), disputes between countries, trade relationships and conflicts, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including natural disaster, pandemic, power loss, cyber-attack, data breach, war, terrorism, riot, labor disruption, civil insurrection or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

The United Kingdom’s (UK) withdrawal from the European Union (EU) (commonly known as Brexit) effective January 31, 2020 and subsequent transition period through December 31, 2020 continues to create uncertainties affecting business operations in the EU. The withdrawal by the UK from the EU, particularly if the transition period expires without a trade agreement between the UK and the EU, could result in the deterioration of economic conditions, volatility in currency exchange rates, and increased regulatory complexities, as well as the potential for product shortages, increased costs or other similar effects. These outcomes could have an adverse effect on our business, financial condition or results of operations.

We are subject to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus that recently originated in China.

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus that recently originated in China (COVID-19). COVID-19 may have an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we may experience significant and unpredictable reductions or increases in demand for certain of our products as health care customers re-prioritize the treatment of patients. For example, elective surgeries are being de-prioritized which will negatively impact the usage of certain of our products, while other of our products are experiencing an increase in demand which we may not be able to meet in accordance with the customer’s desired timing. In addition to existing travel restrictions, countries may close borders, impose prolonged quarantines, and further restrict travel, which may significantly impact the ability of our employees to get to their places of work to produce products, or may significantly hamper our products from moving through the supply chain. As a result, while the financial impact on us has not been significant to date, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our sales, and it is uncertain how COVID-19 will affect our global operations generally if these impacts persist or exacerbate over an extended period of time. Any of these impacts could have a material adverse effect on our business, financial condition and results of operations. For further discussion, see the risk factor entitled “—If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization or supply difficulties, our business and results of operations may be adversely affected.”

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity.

We generate the majority of our revenue and profit outside the United States. As a result, our financial results have been and may in the future be adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We may experience additional volatility as a result of inflationary pressures and other macroeconomic factors, including in emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets could be impeded if market conditions are not favorable. A discussion of the financial impact of foreign exchange rate and interest rate fluctuations, and the ways and extent to which we attempt to mitigate such impact is contained under the caption “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.

Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.

Changes to the tax laws in the United States or other countries in which we operate could have an adverse effect on our operating results. In particular, the Tax Cuts and Jobs Act of 2017 and the regulations issued thereunder (collectively, 2017 Tax Act), including, among other things, certain changes in tax rates, deductibility of interest, deductibility of executive compensation expense, expensing of capital expenditures, the ability to use certain tax credits, taxation on earnings from international business operations, and the treatment of deductible payments made by our U.S. affiliates to our foreign affiliates could adversely affect our financial condition and results of operations. In certain instances, the 2017 Tax Act could have a negative effect on our tax rate and the carrying value of tax balances. Any of these changes could adversely affect our financial performance. There remains some uncertainty regarding the implementation of the 2017 Tax Act and its impact on us. We cannot currently predict the full impact that the 2017 Tax Act may have over time on our business, including revenues, profit margins, profitability, operating cash flows and results of operations. For more information regarding the impact of the 2017 Tax Act, see Note 14 in Item 8 of this Annual Report on Form 10-K. Similarly, the outcome of various initiatives currently being undertaken by the Organization of Economic Cooperation and Development could significantly impact how we allocate profits across multiple jurisdictions, which could adversely impact our global tax obligations.

Taxing authorities may audit us from time to time and disagree with certain positions we have taken in respect of our tax liabilities. Our tax liabilities are affected by many factors, including the amounts we charge in intra-company transactions for inventory, services, licenses, funding and other items, which are subject to the use of assumptions and judgment. Because we operate in multiple income tax jurisdictions both inside and outside the United States, cross border transactions among our affiliates are a significant part of the manner in which we operate. Although we believe that we transact intra-company business in accordance with arm's-length principles, tax authorities may disagree with our intra-company charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result, including in connection with their review of the restated financial statements we have filed as part of this Annual Report on Form 10-K.

We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits and, as a result, the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing audits, see Note 14 in Item 8 of this Annual Report on Form 10-K.

If we fail to attract and retain key employees our business may suffer.

Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing, information technology and R&D positions. Competition for top talent in the healthcare industry can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment and industry economic conditions. If we cannot effectively recruit and retain qualified employees, our business could suffer.

We are party to a number of pending lawsuits and other disputes which may have an adverse impact on our business, operations or financial condition.

We are party to a number of pending lawsuits, settlement discussions, mediations, arbitrations and other disputes. In addition, in the future we may be party to such disputes, including patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced revenue, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation and other disputes generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these current matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, operations or financial condition. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. See Note 9 in Item 8 of this Annual Report on Form 10-K for more information regarding current lawsuits.

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. Events, such as a delay in product development, changes to our expectations or strategy or even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial condition and our stock price.

We may not achieve our financial goals.

Since the spin-off of Baxalta, we have been executing on plans to enhance profitability and returns for our stockholders. We continue to evaluate and refine both our short-term and long-term financial objectives. Our strategy to achieve these objectives is focused on strengthening our portfolio and extending our impact through transformative innovation that spans prevention to recovery. As part of this strategy, we will be investing in portfolio innovation and market development and entering adjacencies while continuing to drive operational excellence through ongoing business transformation efforts and organization optimization. We will also look to unlock additional value through strategic capital deployment. We may fail to achieve our targeted financial results if we are unsuccessful in implementing our strategies, our estimates or assumptions change or for any other reason. Our failure to achieve our financial goals could have a material adverse effect on our business, financial condition and results of operations.

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

On July 1, 2015, we distributed approximately 80.5% of the outstanding shares of Baxalta common stock to Baxter stockholders in connection with the separation of our biopharmaceuticals business. We disposed of our remaining 19.5% stake in Baxalta (Retained Shares) in 2016, in connection with a series of transactions, including debt-for-equity exchanges, an equity-for-equity exchange and a contribution to our U.S. pension plan (Retained Shares Transactions). Shire plc (Shire) acquired Baxalta in June 2016, after completion of the last Retained Shares Transaction, and in January 2019, Takeda Pharmaceutical Company Limited (Takeda) acquired Shire. In connection with the July 2015 distribution, we entered into a separation and distribution agreement and various other agreements (including a tax matters agreement, a long-term services agreement, a manufacturing and supply agreement, a trademark license agreement, a Galaxy license agreement, an international commercial operations agreement and certain other commercial agreements) with Baxalta. These agreements govern the separation and distribution and the relationship between the companies going forward, including with respect to potential tax-related losses associated with the separation and distribution and the Retained Shares Transactions. They also provide for the performance of services by each company for the benefit of the other for a period of time (including under the manufacturing and supply agreement pursuant to which Shire now manufactures and sells certain products and materials to us).

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

We own or have long-term leases on all of our manufacturing facilities. The location of the principal manufacturing facilities of each of our geographic segments are listed below:

Region	Location	Owned/Leased
Americas
	Aibonito, Puerto Rico	Leased
	Alliston, Canada	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Cuernavaca, Mexico	Owned
	Guayama, Puerto Rico	Owned
	Haina, Dominican Republic	Leased
	Hayward, California	Leased
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Jayuya, Puerto Rico	Leased
	Opelika, Alabama	Owned
	Brooklyn Park, Minnesota	Leased
	Pesa, Mexico	Leased
	Sao Paulo, Brazil	Owned
	Tijuana, Mexico	Owned
	Mountain Home, Arkansas	Owned/Leased(1)
	North Cove, North Carolina	Owned
	St. Paul, Minnesota	Leased
	Irvine, California	Owned
	Mountain View, California	Leased
APAC
	Ahmedabad, India	Owned
	Guangzhou, China	Owned
	Shanghai, China	Owned
	Suzhou, China	Owned
	Toongabbie, Australia	Owned
	Woodlands, Singapore	Owned/Leased(2)
	Canlubang, Philippines	Leased
	Amata, Thailand	Owned
	Tianjin, China	Owned
	Miyazaki, Japan	Owned
EMEA
	Castlebar, Ireland	Owned
	Grosotto, Italy	Owned
	Halle, Germany	Owned
	Hechingen, Germany	Leased
	Lessines, Belgium	Owned
	Liverpool, United Kingdom	Leased
	Lund, Sweden	Leased
	Marsa, Malta	Owned
	Medolla, Italy	Owned
	Meyzieu, France	Owned
	Rostock, Germany	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Sondalo, Italy	Owned
	Swinford, Ireland	Owned
	Thetford, United Kingdom	Owned
	Elstree, United Kingdom	Leased
	Tunis, Tunisia	Owned
	Dammam, Saudi Arabia	Owned

__________________________________________________________________
(1)Includes both owned and leased facilities.
(2)We own the facility located at Woodlands, Singapore and lease the property upon which it rests.
We also own or operate shared distribution facilities throughout the world. In the United States and Puerto Rico, there are six shared distribution facilities with the principal facilities located in Memphis, Tennessee; Cataño, Puerto Rico; North Cove, North Carolina; and Round Lake, Illinois. Internationally, we have more than 100 shared distribution facilities located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Guatemala, Hong Kong, India, Ireland, Italy, Japan, Korea, Mexico, New Zealand, Panama, the Philippines, Poland, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.
We continually evaluate our plants and production lines and believe that our current facilities plus any planned expansions are generally sufficient to meet our expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.
Item 3. Legal Proceedings.
Incorporated by reference to Note 9 in Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not Applicable.
Executive Officers of the Registrant
As of March 17, 2020, the following serve as Baxter’s executive officers:
José E. Almeida, age 57, is Chairman, President and Chief Executive Officer, having served in that capacity since January 2016. He began serving as an executive officer of the company in October 2015. He served as Senior Advisor with The Carlyle Group from May 2015 until October 2015. Previously, he served as the Chairman, President and Chief Executive Officer of Covidien plc (Covidien) from March 2012 to January 2015, prior to Medtronic plc’s (Medtronic) acquisition of Covidien, and President and Chief Executive Officer of Covidien from July 2011 to March 2012. Mr. Almeida served in other executive roles with Covidien (formerly Tyco Healthcare (Tyco)) between April 2004 and June 2011. Mr. Almeida is a member of the Board of Directors of Walgreens Boots Alliance, Inc.
Giuseppe Accogli, age 49, is Senior Vice President and President, Americas. Prior to his current role, Mr. Accogli served as Senior Vice President and President, Global Businesses, from 2017 to 2019. He also served as Corporate Vice President and President, Renal from 2016 to 2017 and as Head of the U.S. region for Baxter’s Renal business from 2015 to 2016. Mr. Accogli joined Baxter in 2007 as Renal business unit Director in Italy, and assumed positions of increasing responsibility with the Renal business in Europe, including Head of the EMEA region for Renal from 2013 to 2015. Previously he worked as a Business Unit Manager and Sales and Marketing Manager for Medtronic plc in Italy, and in several sales, product and marketing roles for Tyco and then Covidien in Italy and EMEA. Mr. Accogli has served as a director to AdvaMed, an American medical device trade association, since September 25, 2019.
Cristiano Franzi, age 57, is Senior Vice President and President, EMEA. Mr. Franzi joined Baxter in September 2017 from Medtronic, where he served as Vice President and President, Minimally Invasive Therapies Group EMEA from 2015 to August 2017. He served as President EMEA at Covidien prior to Medtronic’s acquisition of Covidien. He joined Covidien in 2009 and held roles of increasing responsibility during his tenure. He held a number of commercial and functional roles across Europe, the Middle East and Africa at ev3 Endovascular, Inc., Boston Scientific Corporation and Becton, Dickinson & Co. earlier in his career. He served as a member of the board of Eucomed Medical Technology from 2013 to 2015 and again from 2018 to 2019.
Andrew Frye, age 54, is Senior Vice President and President, APAC. Mr. Frye joined Baxter in 2017 from DKSH Holdings Ltd., where he served as Global Head of Healthcare from 2015 to 2017. In that role, he oversaw a portfolio of pharmaceuticals, over-the-counter and device products across 13 countries. Previously, he served as Vice President of Business Development from 2011 to 2014 for DKSH Healthcare. Earlier in his career, he held a number of commercial roles with increasing responsibility at Abbott Laboratories’ Pharmaceutical and Nutrition divisions.

Jacqueline Kunzler, age 54, is Senior Vice President and Chief Quality Officer. Ms. Kunzler joined Baxter in 1993 and has served in roles of increasing responsibility across Baxter’s research & development, international marketing, and quality organizations, most recently as Senior Vice President, Chief Quality Officer.
Sean Martin, age 57, is Senior Vice President and General Counsel. Mr. Martin joined Baxter in 2017 from Apollo Education Group, Inc., where he served as Senior Vice President, General Counsel and Secretary from 2010 to 2017. Previously, he served as Assistant Secretary (2010), Vice President of Corporate Law (2009 to 2010) and Vice President of Commercial Law (2005 to 2009) for Amgen Inc. He also served as Vice President and Deputy General Counsel at Fresenius Medical Care North America from 2000 to 2005. Mr. Martin was a Partner at the law firm Foley & Lardner LLP from 1998 to 2000 and served eight years as Assistant U.S. Attorney for the Northern District of Illinois.
Jeanne K. Mason, Ph.D., age 64, is Senior Vice President, Human Resources. Ms. Mason joined Baxter in 2006 from GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions. Ms. Mason began her career with General Electric (GE) in 1988 after serving with the U.S. General Accounting Office in Washington, D.C. Her GE experience included leadership roles in Europe for GE Information Services and GE Capital Real Estate. She is a member of the Board of Directors of Family Service of Lake County and is a member of the Executive Advisory Council for the Chicago Chapter of National Association of African Americans in Human Resources.
James K. Saccaro, age 47, is Executive Vice President and Chief Financial Officer. Mr. Saccaro was Senior Vice President and Chief Financial Officer at Hill-Rom Corporation prior to rejoining Baxter in 2014. He originally joined the company in 2002 as Manager of Strategy for the company’s BioScience business, and over the years assumed positions of increasing responsibility, including Vice President of Financial Planning, Vice President of Finance for the company’s operations in Europe, the Middle East and Africa and Corporate Vice President and Treasurer. He previously held strategy and business development positions at Clear Channel Communications and the Walt Disney Company.
All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table includes information about our common stock repurchases during the three-month period ended December 31, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
October 1, 2019 through October 31, 2019	2,369,658	$86.02	2,369,658
November 1, 2019 through November 30, 2019	—	$—	—
December 1, 2019 through December 31, 2019	—	$—	—
Total	2,369,658	$86.02	2,369,658	$897,396,644
(1)On July 25, 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the fourth quarter of 2019, we repurchased approximately 2.4 million shares for $204 million in cash pursuant to this authority through Rule 10b5-1 purchase plans. The remaining authorization under this program totaled approximately $897 million at December 31, 2019. This program does not have an expiration date.
Our common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “BAX”. At February 29, 2020, there were 22,818 holders of record of our common stock.
Performance Graph
The following graph compares the change in our cumulative total stockholder return (including reinvested dividends) on our common stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s 500 Health Care Index over the past five years. Performance through June 30, 2015 has been adjusted for the Baxalta separation which occurred on July 1, 2015.

Item 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes thereto in Item 8 of this Annual Report on Form 10-K, and the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

			As Restated [1]
					Unaudited
as of or for the years ended December 31		2019 [2]	2018	2017 [3]	2016 [3,4,5]	2015 [6]
Operating Results	Net sales	$11,362	11,099	10,584	10,133	9,918
(in millions)	Income from continuing operations	$1,011	1,552	609	4,936	254
	(Loss) income from discontinued operations, net of tax	$—	(6)	(7)	(1)	571
	Net income attributable to Baxter stockholders	$1,001	1,546	602	4,935	825
	Earnings per share from continuing operations
	Basic	$1.97	2.91	1.12	9.04	0.47
	Diluted	$1.93	2.84	1.10	8.96	0.46
	(Loss) earnings per share from discontinued operations
	Basic	$—	(0.01)	(0.01)	—	1.04
	Diluted	$—	(0.01)	(0.02)	—	1.04
	Earnings per share
	Basic	$1.97	2.90	1.11	9.04	1.51
	Diluted	$1.93	2.83	1.08	8.96	1.50
	Weighted-average number of shares outstanding
	Basic	509	534	543	546	545
	Diluted	519	546	555	551	549
Balance Sheet Information	Total assets	$18,193	15,720	17,102	15,459	20,941
(in millions)	Total liabilities	$10,281	7,854	7,993	7,238	12,089
	Total equity	$7,912	7,866	9,109	8,221	8,852
	Long-term debt and finance lease obligations	$4,809	3,481	3,512	2,774	3,923
Cash Flow Information	Cash flows from operations - continuing operations	$2,110	2,017	1,730	1,588	1,211
(in millions)	Cash flows from investing activities - continuing operations	$(1,100)	(916)	(1,292)	(716)	(855)
	Cash flows from financing activities	$498	(2,603)	93	(324)	(481)
	Capital expenditures - continuing operations	$(696)	(659)	(616)	(705)	(905)
Common Stock Information	Cash dividends declared per share	$0.850	$0.730	$0.610	$0.505	$1.270
_______________________________________________________________
1.We have restated in this Annual Report on Form 10-K our previously issued audited financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017 and selected previously reported financial information as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015. In addition to the correction of misstatements related to non-operating foreign exchange gains and losses, we also corrected other misstatements that were immaterial, individually and in the aggregate, to our previously issued financial statements. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.

2.Income from continuing operations for the year ended December 31, 2019 included a charge of $755 million related to the annuitization of a portion of our U.S. pension plan.
3.As of December 31, 2017, total assets have changed from $17,111 million as originally reported to $17,102 million as restated, total liabilities have changed from $7,995 million as originally reported to $7,993 million as restated, total equity has changed from $9,116 million as originally reported to $9,109 million as restated, and long-term debt and finance lease obligations have changed from $3,509 million as originally reported to $3,512 million as restated. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for information related to the restatement impacts on operating results and cash flow information for the year ended December 31, 2017. Balance sheet information as of December 31, 2017 is unaudited.
4.As of and for the year ended December 31, 2016, net sales have changed from $10,163 million as originally reported to $10,133 million as restated, income from continuing operations has changed from $4,966 million as originally reported to $4,936 million as restated, net income attributable to Baxter stockholders has changed from $4,965 million as originally reported to $4,935 million as restated, basic earnings per share from continuing operations has changed from $9.10 as originally reported to $9.04 as restated, diluted earnings per share from continuing operations has changed from $9.01 as originally reported to $8.96 as restated, basic loss per share from discontinued operations has changed from $(0.01) as originally reported to $0.00 as restated, basic earnings per share has changed from $9.09 as originally reported to $9.04 as restated, diluted earnings per share has changed from $9.01 as originally reported to $8.96 as restated, total assets have changed from $15,546 million as originally reported to $15,459 million as restated, total liabilities have changed from $7,266 million as originally reported to $7,238 million as restated, total equity has changed from $8,280 million as originally reported to $8,221 million as restated, long-term debt and finance lease obligations have changed from $2,779 million as originally reported to $2,774 million as restated, cash inflows from operations - continuing operations has changed from $1,624 million as originally reported to $1,588 million as restated, cash outflows from investing activities - continuing operations has changed from $730 million as originally reported to $716 million as restated, and capital expenditures - continuing operations has changed from $719 million as originally reported to $705 million as restated.
5.For the year ended December 31, 2016, income from continuing operations included net realized gains of $4.4 billion related to the disposition of our formerly retained shares in Baxalta (Baxalta Retained Shares).
6.As of and for the year ended December 31, 2015, net sales have changed from $9,968 million as originally reported to $9,918 million as restated, income from continuing operations has changed from $393 million as originally reported to $254 million as restated, net income attributable to Baxter stockholders has changed from $968 million as originally reported to $825 million as restated, basic earnings per share from continuing operations has changed from $0.72 as originally reported to $0.47 as restated, diluted earnings per share from continuing operations has changed from $0.72 as originally reported to $0.46 as restated, basic earnings per share from discontinued operations has changed from $1.06 as originally reported to $1.04 as restated, basic earnings per share has changed from $1.78 as originally reported to $1.51 as restated, diluted earnings per share has changed from $1.76 as originally reported to $1.50 as restated, total assets have changed from $20,962 million as originally reported to $20,941 million as restated, total liabilities have changed from $12,097 million as originally reported to $12,089 million as restated, total equity has changed from $8,865 million as originally reported to $8,852 million as restated, long-term debt and finance lease obligations have changed from $3,922 million as originally reported to $3,923 million as restated, cash inflows from operations - continuing operations has changed from $1,253 million as originally reported to $1,211 million as restated, cash outflows from investing activities - continuing operations has changed from $861 million as originally reported to $855 million as restated, and capital expenditures - continuing operations has changed from $911 million as originally reported to $905 million as restated.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes.
EXECUTIVE OVERVIEW
Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated financial statements contained in this Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information as of December 31, 2018 and for the fiscal years ended December 31, 2018 and December 31, 2017 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.
Description of the Company and Business Segments
We manage our business based on three geographic segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific). Each of our segments provides a broad portfolio of essential healthcare products including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and patients at home under physician supervision.
For financial information about our segments, see Note 18 in Item 8 of this Annual Report on Form 10-K.
Recent Business Combinations and Asset Acquisitions
Cheetah Medical
In October 2019, we acquired 100 percent of Cheetah Medical, Inc. (Cheetah) for total upfront cash consideration of $195 million, net of cash acquired, with the potential for additional cash consideration, up to $40 million, based on clinical and commercial milestones for which the acquisition date fair value was $18 million. Cheetah is a leading provider of hemodynamic monitoring technologies. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of Cheetah.
Recothrom and Preveleak
In March 2018, we acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. The purchase price included an upfront payment of approximately $163 million and potential contingent payments in the future. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of the RECOTHROM and PREVELEAK products.
Claris Injectables Limited
In July 2017, we acquired 100 percent of Claris Injectables Limited (Claris), a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of approximately $629 million, net of cash acquired. Through the acquisition, we added capabilities in production of essential generic injectable medicines, such as anesthesia and analgesics, renal, anti-infectives and critical care in a variety of presentations including bags, vials and ampoules. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of Claris.
Seprafilm Adhesion Barrier
In December 2019, we entered into a definitive agreement to acquire Seprafilm Adhesion Barrier (Seprafilm) from Sanofi. The transaction closed in February 2020 and we paid approximately $345 million for the acquired assets, subject to a post-close adjustment. Seprafilm is indicated for use in patients undergoing abdominal or pelvic laparotomy as an adjunct intended to reduce the incidence, extent and severity of postoperative adhesions between the abdominal wall and the underlying viscera such as omentum, small bowel, bladder, and stomach, and between the uterus and surrounding structures such as tubes and ovaries, large bowel, and bladder. As the acquisition was completed after December 31, 2019, our consolidated financial statements do not include the financial condition or results of operations of Seprafilm in any of the periods presented herein.

Financial Results
Our global net sales totaled $11.4 billion in 2019, an increase of 2% over 2018 on a reported basis and 5% on a constant currency basis. International sales totaled $6.5 billion in 2019, an increase of 3% compared to 2018 on a reported basis and 7% on a constant currency basis. Sales in the United States totaled $4.8 billion in 2019, an increase of 2% compared to 2018. Refer to the Net Sales discussion in the Results of Operations section below for more information related to changes in net sales on a constant currency basis.
Our income from continuing operations totaled $1.0 billion, or $1.93 per diluted share, in 2019. Income from continuing operations in 2019 included special items which resulted in a net decrease to income from continuing operations of $716 million, or $1.38 per diluted share. Our special items are discussed in the Results of Operations section below.
Our financial results included R&D expenses totaling $595 million in 2019, which reflects our focus on balancing increased investments to support our new product pipeline with efforts to optimize overall R&D spending.
Our financial position remains strong, with operating cash flows from continuing operations totaling $2.1 billion in 2019. We have continued to execute on our disciplined capital allocation framework, which is designed to optimize stockholder value creation through reinvestment in our businesses, dividends and share repurchases, as well as acquisitions and other business development initiatives as discussed in the Strategic Objectives section below.
Capital expenditures totaled $696 million in 2019 as we continue to invest across our businesses to support future growth, including additional investments in support of new and existing product capacity expansions. Our investments in capital expenditures in 2019 were focused on projects that improve production efficiency and enhance manufacturing capabilities to support our strategy of geographic expansion with select investments in growing markets.
We also continued to return value to our stockholders in the form of dividends. During 2019, we paid cash dividends to our stockholders totaling $423 million. Additionally, in 2019 we repurchased 16.5 million shares through cash repurchases pursuant to Rule 10b5-1 repurchase plans, an accelerated share repurchase plan and otherwise. For information on our share repurchase plans, see Note 10 in Item 8 of this Annual Report on Form 10-K.
Strategic Objectives
We continue to focus on several key objectives to successfully execute our long-term strategy to achieve sustainable growth and deliver enhanced stockholder value. Our diversified and broad portfolio of medical products that treat life-threatening acute or chronic conditions and our global presence are core components of our strategy to achieve these objectives. We are focused on three strategic factors as part of our pursuit of industry leading performance: optimizing our core portfolio globally; operational excellence focused on streamlining our cost structure and enhancing operational efficiency; and maintaining a disciplined and balanced approach to capital allocation.
Optimizing the Core Portfolio Globally
Our global product portfolio optimization strategy identifies products that we believe to have characteristics of core growth, products that we expect to provide us with a core return on capital, products that we intend to maintain or manage differently and products that we consider to be strategic bets. For products with core growth characteristics, we look to invest for long-term, higher margin growth. For products that we expect to generate a core return on capital, we seek to optimize our return on investment and to maintain or enhance our market position. For products that we intend to maintain or manage differently, we look to sustain or reposition our underlying investment. Finally, we are evaluating our market position and investment strategy for products that we consider to be strategic bets.
As part of our portfolio management strategy, we seek to optimize our position in product areas where we have a stable, profitable business model, identify and alter investments in products that have reached the end of their life cycles or for which market positions have evolved unfavorably. In the course of doing so, we expect to continue to reallocate capital to more promising opportunities or business groupings, as described above.

As part of this strategy, we are shifting our investments to drive innovation in product areas where we have compelling opportunities to serve patients and healthcare professionals while advancing the business and we are accelerating the pace in which we bring these advances to market. We are in the midst of launching several new products, geographic expansions and line extensions by 2023 including in such areas as chronic and acute renal care, smart pump technology, hospital pharmaceuticals and nutritionals, surgical sealants, and more. These comprise a mix of entirely new offerings, improvements on existing technologies, and the expansion of current products into new geographies.
Operational Excellence
We have undertaken a comprehensive review of all aspects of our operations and are actively implementing changes in line with our business goals. As part of our pursuit of improved margin performance, we are working to optimize our cost structure and we are critically assessing optimal support levels in light of our ongoing portfolio optimization efforts. We intend to continue to actively manage our cost structure to help ensure that we are committing resources to the highest value uses. Such high value activities include supporting innovation, building out the portfolio, expanding patient access and accelerating growth for our stockholders.
Maintaining Disciplined and Balanced Capital Allocation
Our capital allocation strategies include the following:
•reinvest in the business by funding opportunities that are positioned to deliver sustainable growth, support our innovation efforts and improve margin performance;
•return capital to stockholders through dividends, which we expect to meaningfully increase with earnings growth;
•share repurchases; and
•identify and pursue accretive merger and acquisition (M&A) opportunities.
Responsible Corporate Citizen
We strive for continued growth and profitability, while furthering our focus on acting as a responsible corporate citizen. To us, sustainability means creating lasting social, environmental and economic value by addressing the needs of our wide-ranging stakeholder base. Our comprehensive sustainability program is focused on areas in which we are uniquely positioned to make a positive impact. Priorities include providing employees a safe, healthy and inclusive workplace, fostering a culture that drives integrity, strengthening access to healthcare, enhancing math and science education, and driving environmental performance across the product life cycle, including development, manufacturing and transport. Along with the Baxter International Foundation, we provide financial support and product donations in support of critical needs, from assisting underserved communities to providing emergency relief for countries experiencing natural disasters.
Throughout 2019, we continued to implement a range of water conservation strategies and facility-based energy saving initiatives. In the area of product stewardship and life cycle management, we are pursuing efforts such as sustainable design and reduced packaging. We are also responding to the challenges of climate change through innovative greenhouse gas emissions-reduction programs, such as shifting to less carbon-intensive energy sources in manufacturing and transport. Additionally, we developed new long-term goals to drive continued environmental stewardship while creating healthier, more sustainable communities where our employees work and live.
Risk Factors
Our ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on our ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Special Items
The following table provides a summary of our special items and the related impact by line item on our results of continuing operations for 2019, 2018 and 2017.

years ended December 31 (in millions)	2019	2018	2017
Gross Margin
Intangible asset amortization expense	$(183)	$(169)	$(154)
Intangible asset impairment[1]	(31)	—	—
Business optimization items[2]	(69)	(49)	(53)
Separation-related costs[3]	—	—	(1)
Product-related items[4]	—	6	(17)
Acquisition and integration expenses[5]	(30)	(27)	(8)
Litigation and contractual disputes[6]	—	(8)	—
Hurricane Maria insurance recoveries (costs)[7]	—	32	(32)
European medical devices regulation[8]	(25)	(6)	—
Total Special Items	$(338)	$(221)	$(265)
Impact on Gross Margin Ratio	(3.0 pts)	(2.0 pts)	(2.5 pts)
Selling, General and Administrative (SG&A) Expenses
Business optimization items[2]	$70	$145	$116
Separation-related costs[3]	—	—	18
Acquisition and integration expenses[5]	20	23	20
Litigation and contractual disputes[6]	—	2	21
Investigation-related costs[13]	8	—	—
Historical reserve adjustments[9]	—	—	(12)
Total Special Items	$98	$170	$163
Impact on SG&A Expense Ratio	0.9 pts	1.5 pts	1.5 pts
R&D Expenses
Business optimization items[2]	$45	$26	$—
Acquisition and integration expenses[5]	8	7	—
European medical devices regulation[8]	—	3	—
Total Special Items	$53	$36	$—
Impact on R&D Expense Ratio	0.4 pts	0.3 pts	0.0 pts
Other Operating Income, net
Acquisition and integration expenses[5]	$(4)	$—	$—
Hurricane Maria insurance recoveries[7]	(100)	(10)	—
Claris Settlement[10]	—	(80)	—
Insurance recoveries from a legacy product-related matter[11]	(37)	—	—
Total Special Items	$(141)	$(90)	$—
Other (Income) Expense, Net
Acquisition and integration activities[5]	$—	$(24)	$—
Pension settlement[14]	755	—	—
Venezuela deconsolidation[12]	—	—	33
Total Special Items	$755	$(24)	$33
Income Tax Expense
Tax effects of special items and impact of U.S. Tax Reform[15]	$(387)	$(277)	$191
Total Special Items	$(387)	$(277)	$191
Impact on Effective Tax Rate	(20.9 pts)	(13.7) pts	25.4 pts

Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance and is consistent with how management and our Board of Directors internally assess performance. Additional special items are identified above because they are highly variable, difficult to predict and of a size that may substantially impact our results of operations for a period. Management believes that providing the separate impact of the above items on our results in accordance with U.S. GAAP may provide a more complete understanding of our operations and can facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.

1Our results in 2019 included a $31 million asset impairment related to a developed-technology intangible asset.

2In 2019, 2018 and 2017, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure on a global basis. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and canceling certain R&D programs. Our results in 2019, 2018 and 2017 included business optimization charges of $184 million, $220 million and $169 million, respectively. Refer to Note 12 of this Annual Report on Form 10-K in Item 8 for further information regarding these charges and related liabilities.

3Our results in 2017 included costs related to the Baxalta separation of $19 million. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for further information related to the separation of Baxalta.
4Our results in 2018 included a net benefit of $6 million related to an adjustment to our accrual for SIGMA SPECTRUM infusion pump inspection and remediation activities. Our results in 2017 included a net charge of $17 million related to SIGMA SPECTRUM infusion pump inspection and remediation activities and other historical product reserves.
5Our results in 2019 included $54 million of acquisition and integration expenses. This included integration expenses relate to our acquisitions of Claris and the RECOTHROM and PREVELEAK products in prior periods, as well as the 2019 acquisitions of Cheetah and in-process R&D assets, partially offset by a benefit related to the change in the estimated fair value of contingent consideration liabilities. Our results in 2018 included $33 million of acquisition and integration costs related to our acquisitions of Claris and the RECOTHROM and PREVELEAK products, upfront payments related to R&D collaborations and license agreements, and a gain from remeasuring our previously held investment to fair value upon acquisition of a controlling interest in our joint venture in Saudi Arabia. Our results in 2017 included acquisition and integration expenses of $28 million related to our acquisition of Claris. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for further information regarding business development activities.
6Our results in 2018 included charges of $10 million related to certain product litigation. Our results in 2017 included charges of $21 million related to litigation and contractual disputes for businesses or arrangements in which we are no longer engaged or a party thereto.
7Our results in 2019 and 2018 included benefits of $100 million and $42 million, respectively, related to insurance recoveries as a result of losses incurred due to Hurricane Maria. Our results in 2017 included a charge of $32 million related to the impact of Hurricane Maria on our operations in Puerto Rico.  The costs primarily included inventory and fixed asset impairments as well as idle facility costs. Refer to Note 9 in Item 8 of this Annual Report on Form 10-K for further information regarding the impact of Hurricane Maria.
8Our results in 2019 and 2018 included costs of $25 million and $9 million, respectively, related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that will become effective in 2020.
9Our results in 2017 included a benefit of $12 million related to an adjustment to our historical rebates and discounts reserve.

10Our results in 2018 included a benefit of $80 million for the settlement of certain claims related to the acquired operations of Claris. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for further information regarding the acquisition of Claris.
11Our results in 2019 included a benefit of $37 million for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter. Refer to Note 9 in Item 8 of this Annual Report on Form 10-K for further information.
12Our results in 2017 included a charge of $33 million related to the deconsolidation of our Venezuelan operations. Refer to Note 1 in Item 8 of this Annual Report on Form 10-K for further information regarding the deconsolidation of our Venezuelan operations.
13Our results in 2019 included costs of $8 million related to our internal investigation of foreign exchange gains and losses associated with certain intra-company transactions. Refer to Note 9 in Item 8 of this Annual Report on Form 10-K for further information regarding the internal investigation.
14Our results in 2019 included a charge of $755 million related to the annuitization of a portion of our U.S. pension plan. Refer to Note 13 in Item 8 of this Annual Report on Form 10-K for further information regarding the pension annuitization.
15Reflected in this item is the income tax impact of the special items identified in this table. Additionally, our results in 2019 included a net tax benefit of $125 million related to income tax reform in Switzerland and India and an adjustment for U.S. federal tax reform. Our results in 2018 included a net tax benefit of $196 million related to updates to the estimated impact of U.S. federal tax reform previously made in 2017.  Our results in 2017 included a net tax charge of $322 million related to the estimated impact of U.S. federal tax reform on our tax related assets and liabilities. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.
Net Sales

		As restated		Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2019	2018	2017	2019	2018	2019	2018
United States	$4,826	$4,723	$4,510	2%	5%	2%	5%
International	6,536	6,376	6,074	3%	5%	7%	4%
Total net sales	$11,362	$11,099	$10,584	2%	5%	5%	4%
Net sales for the year ended December 31, 2019 increased 2% at actual rates and 5% at constant currency rates. Net sales for the year ended December 31, 2018 increased 5% at actual and 4% at constant currency rates.
Foreign currency exchange rates unfavorably impacted 2019 net sales growth by three percentage points principally due to the strengthening of the U.S Dollar relative to the Euro, Australian Dollar, British Pound, Chinese Yuan and Colombian Peso. Changes in foreign currency exchange rates favorably impacted 2018 net sales growth by one percentage point, principally due to the weakening of the U.S dollar relative to the Euro, British Pound and Chinese Yuan, partially offset by the strengthening of the U.S. Dollar relative to the Brazilian Real, Turkish Lira and Australian Dollar.
The comparisons presented at constant currency rates reflect current year local currency sales at the prior year’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and the current period. We believe that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the U.S. GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
In 2019, the acquisition of Cheetah had an insignificant impact on reported revenues. The RECOTHROM and PREVELEAK products acquired in 2018 contributed $80 million and $52 million of revenues in 2019 and 2018, respectively. The acquisition of Claris contributed $140 million and $57 million of revenues in 2018 and 2017, respectively.

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus that recently originated in China (COVID-19). COVID-19 may have an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we may experience significant and unpredictable reductions or increases in demand for certain of our products as health care customers re-prioritize the treatment of patients. For example, elective surgeries are being de-prioritized which will negatively impact the usage of certain of our products, while other of our products are experiencing an increase in demand which we may not be able to meet in accordance with the customer’s desired timing. In addition to existing travel restrictions, countries may close borders, impose prolonged quarantines, and further restrict travel, which may significantly impact the ability of our employees to get to their places of work to produce products, or may significantly hamper our products from moving through the supply chain. As a result, while the financial impact on us has not been significant to date, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our sales, and it is uncertain how COVID-19 will affect our global operations generally if these impacts persist or exacerbate over an extended period of time. For further discussion, refer to Item 1A of this Annual Report on Form 10-K.
Global Business Unit Net Sales Reporting
Our global business units (GBUs) include the following:
•Renal Care includes sales of our peritoneal dialysis (PD), hemodialysis (HD) and additional dialysis therapies and services.
•Medication Delivery includes sales of our intravenous (IV) therapies, infusion pumps, administration sets and drug reconstitution devices.
•Pharmaceuticals includes sales of our premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
•Clinical Nutrition includes sales of our parenteral nutrition (PN) therapies and related products.
•Advanced Surgery includes sales of our biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
•Acute Therapies includes sales of our continuous renal replacement therapies (CRRT) and other organ support therapies focused in the intensive care unit (ICU).
•Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.
The following is a summary of net sales by GBU.

		As restated		Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2019	2018	2017	2019	2018	2019	2018
Renal Care	$3,639	$3,651	$3,491	—%	5%	3%	4%
Medication Delivery	2,799	2,664	2,700	5%	(1)%	7%	(2)%
Pharmaceuticals	2,155	2,087	1,886	3%	11%	6%	10%
Clinical Nutrition	872	875	885	—%	(1)%	3%	(3)%
Advanced Surgery	877	798	708	10%	13%	12%	12%
Acute Therapies	535	515	457	4%	13%	7%	12%
Other	485	509	457	(5)%	11%	(2)%	10%
Total Baxter	$11,362	$11,099	$10,584	2%	5%	5%	4%
Foreign exchange rates unfavorably impacted Renal Care net sales 3% in 2019 and favorably impacted net sales 1% in 2018, respectively. Excluding the impact of foreign exchange rates, Renal Care net sales increased in 2019 and 2018.  The increase in 2019 was driven by global patient growth in PD, partially offset by lower U.S. in-center HD sales. The increase in 2018 was primarily driven by global growth in the PD business as well as increased international sales in the HD business.
Foreign exchange rates unfavorably impacted Medication Delivery net sales 2% in 2019 and favorably impacted net sales 1% in 2018, respectively. Excluding the impact of foreign exchange rates, Medication Delivery net sales increased in 2019 and decreased in 2018. The increase in 2019 was attributable to increased sales of our Spectrum IQ Infusion System in the U.S. and EVO IQ Infusion System internationally and related IV access administration sets. The decrease in 2018 was partially attributable to supply constraints associated with our small volume parenterals (SVPs) due to Hurricane Maria as well as lower international sales resulting from a reallocation of volume to the U.S.
Foreign exchange rates unfavorably impacted Pharmaceuticals net sales 3% in 2019 and favorably impacted net sales 1% in 2018, respectively. Excluding the impact of foreign exchange rates, Pharmaceuticals net sales increased in 2019 and 2018. The increase in 2019 was due to growth in international pharmacy compounding sales and increased sales of our generic injectables. Partially offsetting those increases were reduced sales of inhaled anesthetics as well as BREVIBLOC and U.S. cylophosphamide due to increased generic competition. The increase in 2018 was a result of the benefit from the acquisition of Claris, increased sales of our premixed injectables and inhaled anesthetics, as well as increased demand for pharmacy compounding services.  The acquisition of Claris in 2017 contributed $140 million of net sales in 2018 compared to $57 million of net sales in 2017. Partially offsetting the increase in 2018 was reduced sales of U.S. cyclophosphamide.
Foreign exchange rates unfavorably impacted Clinical Nutrition net sales 3% in 2019 and favorably impacted net sales 2% in 2018, respectively. Excluding the impact of foreign exchange rates, Clinical Nutrition net sales increased in 2019 and decreased in 2018. The increase in 2019 was due to the launch of new products. The decrease in 2018 was driven by the impact of Hurricane Maria related supply constraints which resulted in some customers in the U.S. changing protocols for PN therapies or shifting to outsourced nutrition compounding centers and competitive products, partially offset by improved volumes internationally for our nutritional therapies.
Foreign exchange rates unfavorably impacted Advanced Surgery net sales 2% in 2019 and favorably impacted net sales 1% in 2018, respectively. Excluding the impact of foreign exchange rates, Advanced Surgery net sales increased in 2019 and 2018. The increase in 2019 was primarily driven by higher sales as a result of a temporary supply disruption of a competitor. The increase in 2018 was primarily driven by the acquisition of RECOTHROM and PREVELEAK from Mallinckrodt, which contributed $52 million of net sales in 2018, and improved sales for our core hemostats and sealants.
Foreign exchange rates unfavorably impacted Acute Therapies net sales 3% in 2019 and favorably impacted net sales 1% in 2018, respectively. Excluding the impact of foreign exchange rates, Acute Therapies net sales increased in 2019 and 2018.  The increase in 2019 was due to higher global demand for our CRRT systems to treat acute kidney injuries, including the launch of PrisMax in several countries across the Americas, Europe and Asia. The increase in 2018 was due to higher demand for our CRRT systems to treat acute kidney injuries and higher demand for other products from an intense flu season.
Foreign exchange rates unfavorably impacted Other net sales 3% in 2019 and favorably impacted net sales 1% in 2018, respectively. Excluding the impact of foreign exchange rates, Other net sales decreased in 2019 in comparison to strong sales performance in the prior year. On a constant currency basis, Other net sales increased in 2018 due primarily to favorable volumes for products manufactured by us on behalf of our pharmaceutical partners, including the impact of those customers increasing safety stock levels of select products.
Gross Margin and Expense Ratios

			As restated				2019		2018
years ended December 31	2019	% of net sales	2018	% of net sales	2017	% of net sales	$ change	% change	$ change	% change
Gross margin	$4,761	41.9%	$4,759	42.9%	$4,474	42.3%	$2	—%	$285	6.4%
SG&A	$2,535	22.3%	$2,620	23.6%	$2,627	24.8%	$(85)	(3.2)%	$(7)	(0.3)%
R&D	$595	5.2%	$654	5.9%	$615	5.8%	$(59)	(9.0)%	$39	6.3%
Gross Margin
The gross margin ratio was 41.9%, 42.9% and 42.3% in 2019, 2018 and 2017, respectively. The special items identified above had an unfavorable impact of 3.0, 2.0 and 2.5 percentage points on the gross margin ratio in 2019, 2018 and 2017, respectively. Refer to the Special Items section above for additional detail.

Excluding the impact of the special items, the gross margin ratio was unchanged in 2019 compared to 2018. The gross margin ratio was impacted by an unfavorable product mix as well as inventory write-downs and incremental costs relating to improvements at a dialyzer facility in the U.S. that experienced manufacturing issues during the second quarter of 2019, offset by manufacturing efficiencies.
Excluding the impact of the special items, the gross margin ratio increased 0.1 percentage points in 2018. The gross margin ratio increased primarily due to a favorable product mix and manufacturing efficiencies, partially offset by the negative impact of foreign exchange rates, incremental supply chain costs and the impact of lost sales due to Hurricane Maria.
SG&A
The SG&A expenses ratio was 22.3%, 23.6% and 24.8% in 2019, 2018 and 2017, respectively. The special items identified above had an unfavorable impact of 0.9, 1.5 and 1.5 percentage points on the SG&A expenses ratio in 2019, 2018 and 2017, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio decreased 0.7 percentage points in 2019 primarily due to actions we took to restructure our cost position and focus on expense management.
Excluding the impact of the special items, the SG&A expenses ratio decreased 1.2 percentage points in 2018 due to the actions taken by us to restructure our cost position and focus on expense management. These savings were partially offset by decreased benefits to the SG&A expenses ratio from increased freight expenses as we worked to ensure adequate product availability to meet customer needs.  In addition, a change in the estimated useful life of our ERP systems in 2018 contributed to the reduction in the SG&A expenses ratio.
R&D
The R&D expenses ratio was 5.2%, 5.9% and 5.8% in 2019, 2018 and 2017, respectively. The special items identified above had an unfavorable impact of 0.4, 0.3 and 0.0 percentage points on the R&D expenses ratio in 2019, 2018 and 2017, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio decreased by 0.8 percentage points in 2019 as a result of reduced project-related expenditures compared to the prior year and actions we took to restructure our cost position and focus on expense management.
Excluding the impact of special items, the R&D expenses ratio decreased by 0.2 percentage points in 2018 as a result of actions we took to restructure our cost position and focus on expense management, partially offset by an increase in project-related expenditures.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance our operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through December 31, 2019, we have incurred cumulative pre-tax costs of $980 million related to these actions. The costs consisted primarily of employee termination costs, implementation costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $50 million related to these initiatives, primarily related to employee termination costs and implementation costs. To the extent further cost savings opportunities are identified, we may incur additional business optimization expenses. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pretax savings of approximately $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 95 percent of the expected annual pre-tax savings has been realized through December 31, 2019, with the remainder expected to be realized by the end of 2023. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for additional information regarding our business optimization programs.

Other Operating Income, Net
Other operating income, net was $141 million, $99 million and $56 million in 2019, 2018 and 2017, respectively. In 2019 and 2018, we recognized $100 million and $10 million, respectively, of insurance recoveries related to losses incurred due to Hurricane Maria within Other operating income, net. In 2019, we also recognized a benefit of $37 million when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter. In 2018, we settled certain claims with the seller related to the acquired operations of Claris, which resulted in a benefit of $80 million. Additionally, included in other operating income in 2018 and 2017 was $9 million and $56 million, respectively, of transition service income earned in connection with our separation of Baxalta in 2015. The agreement for these services terminated as of July 1, 2018.
Interest Expense, Net
Interest expense, net was $71 million, $45 million and $55 million in 2019, 2018 and 2017, respectively. The increase in 2019 was primarily driven by higher average debt outstanding as a result of the issuance of €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029. The decrease in 2018 was primarily driven by higher interest income earned as a result of favorable interest rates. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for a summary of the components of interest expense, net for 2019, 2018 and 2017.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $731 million in 2019, income of $78 million in 2018 and an expense of $133 million in 2017. The increase in expense in 2019 was primarily driven by a $755 million pension settlement charge related to the transfer of U.S. pension plan liabilities to an insurance company and $37 million of foreign exchange net losses in the current year, partially offset by an impairment of an investment in the prior year. Favorable results in 2018 were primarily driven by $49 million of pension and other postretirement (OPEB) benefits resulting from the split and freeze of our U.S. pension plans announced in January 2018, a $24 million gain from remeasuring our previously held investment to fair value upon acquisition of a controlling interest in our joint venture in Saudi Arabia and $14 million of foreign exchange net gains.
We expect expenses from pension and OPEB plans to increase in 2020 primarily due to lower discount rates and a lower expected return on assets attributable to the transfer of U.S. pension plan liabilities to an insurance company. Refer to Note 13 in Item 8 of this Annual Report on Form 10-K for further information regarding pension and OPEB plan expenses.
The following unaudited quarterly financial information is presented to update our previous discussion and analysis giving effect to our restated results, which primarily impacted other (income) expense, net. The related misstatements are described in more detail in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data.

	As Restated
(in millions)	For the six months ended June 30, 2019	For the three months ended June 30, 2019	For the three months ended March 31, 2019
Foreign exchange losses (gains)	$14	$15	$(1)
Pension and other postretirement benefit plans	(31)	(15)	(16)
Other	—	4	(4)
Other (income) expense, net	$(17)	$4	$(21)

	As Restated
(in millions)	For the six months ended June 30, 2018	For the three months ended June 30, 2018	For the three months ended March 31, 2018
Foreign exchange losses (gains)	$(29)	$(26)	$(3)
Pension and other postretirement benefit plans	(26)	(14)	(12)
Other	11	2	9
Other (income) expense, net	$(44)	$(38)	$(6)

	As Restated
(in millions)	For the six months ended June 30, 2017	For the three months ended June 30, 2017	For the three months ended March 31, 2017
Foreign exchange losses (gains)	$42	$19	$23
Pension and other postretirement benefit plans	17	8	9
Venezuela deconsolidation	33	33	—
Other	5	3	2
Other (income) expense, net	$97	$63	$34
Other (income) expense, net was an expense of $4 million in the three months ended June 30, 2019 compared to income of $38 million in the three months ended June 30, 2018. The change was primarily due to $15 million of foreign exchange net losses in 2019 compared to $26 million of foreign exchange net gains in 2018. Other (income) expense, net was income of $21 million and $6 million in the three months ended March 31, 2019 and 2018, respectively. The increase in 2019 was primarily due to favorable fair value adjustments on marketable equity securities in 2019, an investment impairment in 2018, and higher pension benefits in 2019.
Other (income) expense, net was income of $38 million in the three months ended June 30, 2018 compared to expense of $63 million in the three months ended June 30, 2017. The change was primarily due to a $33 million charge related to the deconsolidation of our Venezuelan subsidiary in 2017 and $26 million of foreign exchange net gains in 2018 compared to $19 million of foreign exchange net losses in 2017. Other (income) expense was income of $6 million and expense of $34 million in the three months ended March 31, 2018 and 2017, respectively. The increase in 2018 was primarily due to $3 million of foreign exchange net gains in 2018 compared to $23 million of foreign exchange net losses in 2017. Additionally, we recognized a benefit related to pension and OPEB plans in 2018 compared to a charge in 2017 as a result of the split and freeze of our U.S. pension plans announced in January 2018.
Income Taxes
The effective income tax rate for continuing operations was (4.2%) in 2019, 4.0% in 2018, and 44.6% in 2017. The special items identified above had a favorable impact of 20.9 and 13.7 percentage points on the effective income tax rate in 2019 and 2018 and an unfavorable impact of 25.4 percentage points in 2017.  Refer to the Special Items section above for additional detail.
Our provision for income taxes and our effective rate decreased in 2019 compared to 2018 primarily due to special items, the most significant of which was the impact of recently enacted tax reform in Switzerland and India. We recognized a deferred tax benefit of $90 million to reflect a tax basis step-up, net of a valuation allowance, partially offset by a $5 million deferred tax revaluation to reflect an increase in the statutory tax rate, under the newly enacted Swiss tax laws. We also recognized a net deferred tax benefit of $24 million associated with deferred tax revaluation in India to reflect a decrease in the statutory tax rate.
In addition to the Swiss and Indian tax reform impacts, our provision for income taxes and our effective rate decreased in 2019 compared to 2018 due to the recognition of tax benefits associated with a favorable tax ruling, a benefit related to a notional interest deduction on the share capital of a foreign subsidiary, and excess tax benefits on stock compensation awards. Partially offsetting the decrease in the effective tax rate was a partial valuation allowance release against our U.S. foreign deferred tax assets in 2018 which did not recur in 2019.

Our provision for income taxes and our effective rate decreased in 2018 compared to 2017 primarily due to special items, the most significant of which was our finalization of our provisional adjustments resulting from the 2017 Tax Act.  SEC Staff Accounting Bulletin 118 (SAB 118) allowed a one-year measurement period from the December 22, 2017 Tax Act enactment date to refine the provisional amounts recognized in the 2017 financial statements.
We recorded several SAB 118 measurement period provisional adjustments in 2018.  First, after further studying the 2017 Tax Act and related U.S. Treasury Regulations, we refined our provisional estimate of a full valuation allowance against our U.S. foreign tax credit deferred tax assets and released a $194 million valuation allowance due to our ability to utilize a portion of our U.S. foreign tax credit deferred tax assets. Second, the 2017 Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. In 2017, we recognized a provisional charge for our one-time transitional tax expense of $529 million, the majority of which was non-cash.  During 2018, we refined our estimated one-time transition tax expense, recognizing a benefit of $5 million. Third, the 2017 Tax Act lowered the U.S. federal rate from 35% to 21% and generally exempts foreign income from U.S. taxation. We finalized our provisional revaluation of U.S. deferred tax assets, recording an additional $8 million benefit.
Our tax provisions for 2019 and 2018 do not include any tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI.
In addition to the 2017 Tax Act SAB 118 measurement period adjustments, our provision for income taxes and our effective rate decreased in 2018 compared to 2017 due to a settlement of a 2008 through 2010 transfer pricing Competent Authority proceeding between the U.S. and Germany, the reversal of a foreign valuation allowance as a result of continued profit improvements, and the receipt of tax-free income from the settlement of Claris contingent matters.  Partially offsetting the decrease in the effective tax rate was a decrease in benefits related to deductions in excess of share-based compensation costs (windfall tax benefits), the revaluation of Swedish net deferred tax assets and miscellaneous transfer pricing-related income tax accruals. Refer to Note 14 in Item 8 of this Annual Report on Form 10-K for further information related to the 2017 Tax Act and the finalization of associated SAB 118 provisional adjustments.
We anticipate that our effective income tax rate from continuing operations, calculated in accordance with U.S. GAAP, will be approximately 17.5% in 2020.  This rate may be further impacted by a number of factors including discrete items, such as tax windfalls or deficiencies attributable to stock compensation exercises as well as additional audit developments, or the tax effects of any future special items.
Income from Continuing Operations and Earnings per Diluted Share
Income from continuing operations was $1.0 billion in 2019, $1.6 billion in 2018 and $609 million in 2017. Earnings per share from continuing operations was $1.93 in 2019, $2.84 in 2018 and $1.10 in 2017. The significant factors and events causing the net changes from 2018 to 2019 and 2017 to 2018 are discussed above. Additionally, earnings per share from continuing operations was positively impacted by the repurchase of 35.8 million shares in 2018 through Rule 10b5-1 purchase plans, an accelerated share repurchase plan and otherwise and the repurchase of 16.5 million shares in 2019 through Rule 10b5-1 purchase plans, an accelerated share repurchase plan and otherwise. Refer to Note 10 in Item 8 of this Annual Report on Form 10-K for further information regarding our stock repurchases.
Loss from Discontinued Operations
Loss from discontinued operations, net of tax was $6 million in 2018 and $7 million in 2017. The operating results related to Baxalta, which have been reflected as discontinued operations, on a net of tax basis, were a loss of $6 million in 2018 and income of $3 million in 2017. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for additional information regarding the separation of Baxalta. In addition, we recognized an expense of $10 million, net of tax, within discontinued operations in 2017 related to environmental clean-up costs at a former location.  Refer to Note 9 in Item 8 of this Annual Report on Form 10-K for additional information regarding environmental liabilities.

Segment results
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. Refer to Note 18 in Item 8 of this Annual Report on Form 10-K for additional details regarding our segments. The following is a summary of significant factors impacting our reportable segments’ financial results.

		As restated			As restated
	Net sales			Operating income
years ended December 31 (in millions)	2019	2018	2017	2019	2018	2017
Americas	$6,094	$5,951	$5,718	$2,374	$2,411	$2,238
EMEA	2,968	2,946	2,752	652	666	562
APAC	2,300	2,202	2,114	549	532	510
Corporate and other	—	—	—	(1,803)	(2,025)	(2,022)
Total	$11,362	$11,099	$10,584	$1,772	$1,584	$1,288
Americas
Segment operating income was $2,374 million, $2,411 million and $2,238 million in 2019, 2018 and 2017, respectively. The decrease in 2019 was primarily driven by lower sales and gross margin in Pharmaceuticals and lower U.S. in-center HD sales, partially offset by favorable performance in Medication Delivery and Advanced Surgery, primarily due to a temporary supply disruption of a competitor. Additionally, results in 2019 were adversely impacted by unfavorable foreign exchange rates. The increase in 2018 was primarily driven by increased net sales and gross margin as a result of the Claris and RECOTHROM and PREVELEAK acquisitions and higher net sales related to premix injectables. Also driving performance was improved performance in Renal Care, driven primarily by PD growth, and Acute Therapies. Negatively impacting performance in 2018 were the sales challenges in the Medication Delivery and Clinical Nutrition GBUs as previously described.
EMEA
Segment operating income was $652 million, $666 million and $562 million in 2019, 2018 and 2017, respectively. The decrease in 2019 was primarily driven by unfavorable foreign exchange rates, partially offset by increased local currency sales and gross margin in Renal Care and Pharmaceuticals. The increase in 2018 was primarily driven by higher net sales across multiple GBUs, and improved margins primarily as a result of product mix.
APAC
Segment operating income was $549 million, $532 million and $510 million in 2019, 2018 and 2017, respectively. Results in 2019 were driven by higher sales and gross margin, primarily from China and Australia, in Renal Care and Pharmaceuticals. Results in 2018 were driven by higher sales, primarily from China, in Renal Care and Clinical Nutrition.
Corporate and other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include certain foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in 2019 decreased due to higher Hurricane Maria insurance recoveries in the current year, a benefit for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter in the current year, lower SG&A and R&D expenses in the current year and lower business optimization charges in the current year, partially offset by an impairment of a developed-technology intangible asset in the current year and the benefit from the Claris settlement in the prior year. The operating loss in 2018 increased due to higher acquisition and integration costs, higher intangible asset amortization expense and higher business optimization charges, partially offset by Hurricane Maria insurance recoveries and a benefit from the Claris settlement.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operations — Continuing Operations
In 2019, 2018 and 2017, cash provided by operating activities was $2.1 billion, $2.0 billion and $1.7 billion, respectively.  Operating cash flows increased in 2019 primarily due to an increase in our operating income, which included the insurance recoveries related to Hurricane Maria and a legacy product-related matter. Operating cash flows increased in 2018 compared to 2017 primarily due to an increase in our operating income, which included the Claris settlement received in 2018, and due to lower pension contributions.
Cash Flows from Investing Activities
In 2019, cash used for investing activities included payments for acquisitions of $418 million, primarily related to Cheetah and multiple product acquisitions, and capital expenditures of $696 million. In 2018, cash used for investing activities included payments for acquisitions of $268 million, primarily related to RECOTHROM and PREVELEAK and certain molecules from Celerity Pharmaceuticals, LLC (Celerity), and capital expenditures of $659 million. In 2017, cash used in investing activities included payments for acquisitions of $686 million, primarily related to Claris and the rights to certain molecules from Celerity, and capital expenditures of $616 million.
In December 2019, we entered into a definitive agreement to acquire Seprafilm from Sanofi. The transaction closed in February 2020 and we paid approximately $345 million for the acquired assets, subject to a post-close adjustment. In January 2020, we acquired the U.S. rights to an additional product for $60 million.
We expect that our capital expenditures will increase in 2020 as we make investments in our manufacturing capacity in response to proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products.
Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for further information about our significant acquisitions and other arrangements.
Cash Flows from Financing Activities
In 2019, cash generated from financing activities included $1.7 billion in net proceeds from the issuance of €750 million of senior notes due in 2024 and €750 million of senior notes due in 2029, $222 million of borrowings under our Euro-denominated credit facility, and stock issued under employee benefit plans of $356 million, partially offset by payments for stock repurchases of $1.3 billion and dividend payments of $423 million. In 2018, cash used for financing activities included payments for stock repurchases of $2.5 billion and dividend payments of $376 million, partially offset by the proceeds from stock issued under employee benefit plans of $258 million. In 2017, cash generated from financing activities included $665 million in net proceeds from the issuance of €600 million of senior notes due in May 2025 along with stock issued under employee benefit plans of $347 million, partially offset by payments for stock repurchases of $564 million and dividend payments of $315 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. We paid $1.3 billion in cash to repurchase approximately 16.5 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise in 2019 and had $897 million remaining available under this authorization as of December 31, 2019.
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
As of December 31, 2019, our U.S. dollar-denominated revolving credit facility had capacity of $2.0 billion. As of December 31, 2019, our Euro-denominated senior revolving credit facility had a capacity of approximately €200 million. Each of the facilities matures in 2024. There was no amount outstanding under our U.S. dollar-denominated credit facility as of December 31, 2019 and €200 million ($224 million) outstanding at a 0.9% interest rate under our Euro-denominated credit facility as of December 31, 2019. There were no amounts outstanding under our credit facilities as of December 31, 2018. As of December 31, 2019, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
We also maintain other credit arrangements, as described in Note 7 in Item 8 of this Annual Report on Form 10-K.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand and future cash flows from operations or by issuing additional debt. We had $3.3 billion of cash and cash equivalents as of December 31, 2019, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market funds and diversify the concentration of cash among different financial institutions.
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
Our credit ratings at December 31, 2019 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	A-	Baa1
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable
Contractual Obligations
As of December 31, 2019, we had contractual obligations, excluding accounts payable and accrued liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Short-term debt	$226	$226	$—	$—	$—
Long-term debt and finance lease obligations, including current maturities	5,160	315	609	843	3,393
Interest on short- and long-term debt and finance lease obligations [1]	1,436	112	209	194	921
Operating leases	676	112	176	121	267
Other non-current liabilities[2]	407	—	127	50	230
Purchase obligations[3]	571	311	163	90	7
Contractual obligations[2]	$8,476	$1,076	$1,284	$1,298	$4,818

1.Interest payments on debt and finance lease obligations are calculated for future periods using interest rates in effect at the end of 2019. Certain of these projected interest payments may differ in the future based on changes in floating interest rates, foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2019. Refer to Note 7 and Note 8, respectively, in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments outstanding and finance lease obligations at December 31, 2019.
2.The primary components of other non-current liabilities in our consolidated balance sheet as of December 31, 2019 are pension and other postretirement benefits, deferred tax liabilities, long-term tax liabilities, interest rate contracts, and litigation and environmental reserves. We projected the timing of the related future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from our estimates.
We contributed $69 million, $51 million, and $242 million to our defined benefit pension plans in 2019, 2018, and 2017, respectively. The timing of funding in future periods is uncertain and is dependent on future movements in interest rates, investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes cash outflows related to our pension plans. The amount included within other non-current liabilities (and excluded from the table above) related to our pension plan liabilities was $1.1 billion as of December 31, 2019. In 2020, we have no obligation to fund our principal plans in the United States and we expect to make contributions of at least $5 million to our Puerto Rico plans and $41 million to our foreign pension plans. Additionally, we have excluded long-term tax liabilities related to unrecognized tax positions and deferred tax liabilities from the table above because we are unable to estimate the timing of the related cash outflows. The amounts of long-term tax liabilities related to unrecognized tax positions and deferred tax liabilities included within other non-current liabilities (and excluded from the table above) were $81 million and $192 million, respectively, as of December 31, 2019.
3.Includes our significant contractual unconditional purchase obligations. For cancellable agreements, any penalty due upon cancellation is included. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.
Off-Balance Sheet Arrangements
We periodically enter into off-balance sheet arrangements. Certain contingencies arise in the normal course of business and are not recorded in the consolidated balance sheets in accordance with U.S. GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, we may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of our significant off-balance sheet arrangements, refer to Note 16 in Item 8 of this Annual Report on Form 10-K for information regarding receivable transactions, and Note 4 and Note 9 in Item 8 of this Annual Report on Form 10-K regarding joint development and commercialization arrangements, indemnifications and legal contingencies.
FINANCIAL INSTRUMENT MARKET RISK
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs. Refer to Note 16 and Note 17 in Item 8 of this Annual Report on Form 10-K for further information regarding our financial instruments and hedging strategies.
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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of December 31, 2019 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding as of December 31, 2019, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $7 million with respect to those contracts would decrease by $15 million, resulting in a net liability position. A similar analysis performed with respect to option and forward contracts outstanding as of December 31, 2018 indicated that, on a net-of-tax basis, the net asset balance of $16 million would decrease by $26 million, resulting in a net liability position.
The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding as of December 31, 2019 by replacing the actual exchange rates as of December 31, 2019 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our operations in Argentina are reported using highly inflationary accounting effective July 1, 2018.  Changes in the value of the Argentine peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change.  As of December 31, 2019, our net monetary assets denominated in Argentine pesos are not significant.
Interest Rate and Other Risks
We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using a mix of fixed- and floating-rate debt that we believe is appropriate. To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. We also periodically use forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt.
As of December 31, 2019, $4.8 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 94 percent of our total debt. We had interest rate derivative instruments outstanding with a notional amount of $550 million and $150 million as of December 31, 2019 and 2018, respectively. A one percent change in interest rates would impact the fair value of our interest rate derivative contracts by approximately $116 million.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for our financial statements beginning in 2020. Our policies for capitalizing implementation costs incurred in a hosting arrangement are not expected to be impacted by this ASU. However, we have historically classified those capitalized costs within property, plant and equipment, net on our consolidated balance sheets and as capital expenditures on our consolidated statements of cash flows. Under the new ASU, those capitalized costs will be presented as other non-current assets on our consolidated balance sheets and within operating cash flows on our consolidated statements of cash flows. The impact of those classification changes following the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 in Item 8 of this Annual Report on Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our results of operations and financial position. The following is a summary of accounting policies that we consider critical to the consolidated financial statements.
Revenue Recognition and Related Provisions and Allowances
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment.
The new standard related to revenue recognition that was effective January 1, 2018 has not had a material impact on our consolidated financial statements as compared to historical revenue recognition guidelines. Refer to Note 1 within Item 8 of this Annual Report on Form 10-K for further information.
Pension and OPEB Plans
We provide pension and other postretirement benefits to certain of our employees. The service component of employee benefit expenses is reported in the same line items in the consolidated income statements as the applicable employee’s compensation expense. All other components of these employee benefit expenses are reported in other (income) expense, net in our consolidated statements of income. The valuation of the funded status and net periodic benefit cost for the plans is calculated using actuarial assumptions. These assumptions are reviewed annually and revised if appropriate. The significant assumptions include the following:
•interest rates used to discount pension and OPEB plan liabilities;
•the long-term rate of return on pension plan assets;
•rates of increases in employee compensation (used in estimating liabilities);
•anticipated future healthcare trend rates (used in estimating the OPEB plan liability); and

•other assumptions involving demographic factors such as retirement, mortality and turnover (used in estimating liabilities).
Selecting assumptions involves an analysis of both short-term and long-term historical trends and known economic and market conditions at the time of the valuation (also called the measurement date). The use of different assumptions would result in different measures of the funded status and net cost. Actual results in the future could differ from expected results.
Our key assumptions are listed in Note 13 in Item 8 of this Annual Report on Form 10-K. The most critical assumptions relate to the plans covering U.S. and Puerto Rico employees, because these plans are the most significant to our consolidated financial statements.
Discount Rate Assumption
Effective for the December 31, 2019 measurement date, we utilized discount rates of 3.44% and 3.16% to measure our benefit obligations for the U.S. and Puerto Rico pension plans and OPEB plan, respectively. We used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2019 to determine the discount rate assumption. All bonds were denominated in U.S. dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.
For plans in Canada, Japan, the United Kingdom and other European countries, we use a method essentially the same as that described for the U.S. and Puerto Rico plans. For our other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.
To understand the impact of changes in discount rates on pension and OPEB plan cost, we perform a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by approximately $22 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by approximately $28 million.
Return on Plan Assets Assumption
In measuring the net periodic cost for 2019, we used a long-term expected rate of return of 6.29% for the pension plans covering U.S. and Puerto Rico employees. This assumption will increase to 6.50% in 2020. This assumption is not applicable to our OPEB plan because it is not funded.
We establish the long-term asset return assumption based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on our asset allocation), as well as an analysis of current market and economic information and future expectations. The current asset return assumption is supported by historical market experience for both our actual and targeted asset allocation. In calculating net pension cost, the expected return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. The difference between this expected return and the actual return on plan assets is a component of the total net unrecognized gain or loss and is subject to amortization in the future.
To understand the impact of changes in the expected asset return assumption on net cost, we perform a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase (decrease) in the asset return assumption, global pre-tax pension plan cost would decrease (increase) by approximately $13 million.
Other Assumptions
For the U.S. and Puerto Rico plans, beginning with the December 31, 2019 measurement date, we used the Pri-2012 combined mortality table with improvements projected using the MP-2019 projection scale adjusted to a long-term improvement of 0.8%. For all other pension plans, we utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. We periodically analyze and update our assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.
The assumptions relating to employee compensation increases and future healthcare costs are based on historical experience, market trends, and anticipated future company actions. Refer to Note 13 in Item 8 of this Annual Report on Form 10-K for information regarding the sensitivity of the OPEB plan obligation and the total of the service and interest cost components of OPEB plan cost to potential changes in future healthcare trend rates.
Deferred Tax Asset Valuation Allowances, Reserves for Uncertain Tax Positions and Tax Reform
We maintain valuation allowances unless it is more likely than not that all or a portion of the deferred tax asset will be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The realizability assessments made at a given balance sheet date are subject to change in the future, particularly if earnings of a subsidiary are significantly higher or lower than expected, or if we take operational or tax planning actions that could impact the future taxable earnings of a subsidiary.
In the normal course of business, we are audited by federal, state and foreign tax authorities, and are periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. We believe our tax positions comply with applicable tax law and we intend to defend our positions. In evaluating the exposure associated with various tax filing positions, we record reserves for uncertain tax positions in accordance with U.S. GAAP based on the technical support for the positions, our past audit experience with similar situations, and potential interest and penalties related to the matters. Our results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, we prevail in positions for which reserves have been established, or we are required to pay amounts in excess of established reserves.
On December 22, 2017, the 2017 Tax Act was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities and reassessing the realizability of our deferred tax assets. In December 2017, the SEC staff issued SAB 118 which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We completed our analysis in accordance with SAB 118 and finalized the accounting for the initial impact of the 2017 Tax Act in 2018. Refer to Note 14 within Item 8 of this Annual Report on Form 10-K for further information.
Valuation of Intangible Assets, Including IPR&D
We record acquired intangible assets at fair value in business combinations and at cost in asset acquisitions. Valuations are generally completed for intangible assets acquired in business acquisitions using a discounted cash flow analysis, incorporating the stage of completion and consideration of market participant assumptions. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, and the competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors and assumptions can significantly affect the value of the intangible asset.
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
Refer to Item 1A of this Annual Report on Form 10-K for additional discussion of regulatory matters and how they may impact us.
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

•	developments that would require the correction of additional misstatements in our previously issued financial statements;

•	failures with respect to our environmental, quality, compliance or ethics programs;

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

•	the outcome of pending or future litigation or government investigations, including the opioid litigation and litigation related to our internal investigation of foreign exchange gains and losses;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

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

•	actions by tax authorities in connection with ongoing tax audits;

•	loss of key employees or inability to identify and recruit new employees;

•	other factors identified elsewhere in this Annual Report on Form 10-K including those factors described in Item 1A and other filings with the SEC, all of which are available on our website.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS

		As Restated
as of December 31 (in millions, except share information)	2019	2018
Current assets:
Cash and cash equivalents	$3,335	$1,838
Accounts receivable, net	1,896	1,840
Inventories	1,653	1,667
Prepaid expenses and other current assets	619	614
Total current assets	7,503	5,959
Property, plant and equipment, net	4,512	4,530
Goodwill	3,030	3,002
Other intangible assets, net	1,471	1,410
Operating lease right-of-use assets	608	—
Other non-current assets	1,069	819
Total assets	$18,193	$15,720
Current liabilities:
Short-term debt	$226	$2
Current maturities of long-term debt and finance lease obligations	315	2
Accounts payable and accrued liabilities	2,689	2,810
Total current liabilities	3,230	2,814
Long-term debt and finance lease obligations	4,809	3,481
Operating lease liabilities	510	—
Other non-current liabilities	1,732	1,559
Total liabilities	10,281	7,854
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2019 and 2018	683	683
Common stock in treasury, at cost, 177,340,358 shares in 2019 and 170,495,859 shares in 2018	(10,764)	(9,989)
Additional contributed capital	5,955	5,898
Retained earnings	15,718	15,075
Accumulated other comprehensive (loss) income	(3,710)	(3,823)
Total Baxter stockholders’ equity	7,882	7,844
Noncontrolling interests	30	22
Total equity	7,912	7,866
Total liabilities and equity	$18,193	$15,720
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

		As Restated
years ended December 31 (in millions, except per share data)	2019	2018	2017
Net sales	$11,362	$11,099	$10,584
Cost of sales	6,601	6,340	6,110
Gross margin	4,761	4,759	4,474
Selling, general and administrative expenses	2,535	2,620	2,627
Research and development expenses	595	654	615
Other operating income, net	(141)	(99)	(56)
Operating income	1,772	1,584	1,288
Interest expense, net	71	45	55
Other (income) expense, net	731	(78)	133
Income from continuing operations before income taxes	970	1,617	1,100
Income tax expense (benefit)	(41)	65	491
Income from continuing operations	1,011	1,552	609
Loss from discontinued operations, net of tax	—	(6)	(7)
Net income	1,011	1,546	602
Less: Net income attributable to noncontrolling interests	10	—	—
Net income attributable to Baxter stockholders	$1,001	$1,546	$602
Earnings per share from continuing operations
Basic	$1.97	$2.91	$1.12
Diluted	$1.93	$2.84	$1.10
Loss per share from discontinued operations
Basic	$—	$(0.01)	$(0.01)
Diluted	$—	$(0.01)	$(0.02)
Earnings per share
Basic	$1.97	$2.90	$1.11
Diluted	$1.93	$2.83	$1.08
Weighted-average number of shares outstanding
Basic	509	534	543
Diluted	519	546	555
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		As Restated
years ended December 31 (in millions)	2019	2018	2017
Net income	$1,011	$1,546	$602
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($5) in 2019, ($52) in 2018 and $89 in 2017	(95)	(323)	599
Pension and other postretirement benefit plans, net of tax expense of $130 in 2019, $10 in 2018, and $60 in 2017	408	33	134
Hedging activities, net of tax expense (benefit) of ($11) in 2019, $3 in 2018, and ($6) in 2017	(39)	9	(13)
Available-for-sale securities, net of tax expense of zero in 2019, 2018 and 2017, respectively	—	—	2
Total other comprehensive (loss) income, net of tax	274	(281)	722
Comprehensive income	1,285	1,265	1,324
Less: Comprehensive income attributable to noncontrolling interests	10	—	—
Comprehensive income attributable to Baxter stockholders	$1,275	$1,265	$1,324
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baxter International Inc. stockholders' equity
(in millions)	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2017 (As Restated)	683	$683	144	$(7,995)	$5,958	$13,846	$(4,261)	$8,231	$(10)	$8,221
Net income	—	—	—	—	—	602	—	$602	—	$602
Other comprehensive income (loss)	—	—	—	—	—	—	722	722	—	722
Purchases of treasury stock	—	—	9	(564)	—	—	—	(564)	—	(564)
Stock issued under employee benefit plans and other	—	—	(11)	578	(18)	(134)	—	426	—	426
Dividends declared on common stock	—	—	—	—	—	(334)	—	(334)	—	(334)
Distribution of Baxalta	—	—	—	—	—	34	—	34	—	34
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of December 31, 2017 (As Restated)	683	$683	$142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(22)	(3)	(25)	—	(25)
Net income	—	—	—	—	—	1,546	—	1,546	—	1,546
Other comprehensive income (loss)	—	—	—	—	—	—	(281)	(281)	—	(281)
Purchases of treasury stock	—	—	36	(2,415)	(60)	—	—	(2,475)	—	(2,475)
Stock issued under employee benefit plans and other	—	—	(8)	407	18	(71)	—	354	—	354
Dividends declared on common stock	—	—	—	—	—	(392)	—	(392)	—	(392)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	30	30
Balance as of December 31, 2018 (As Restated)	683	$683	$170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	1,001	—	1,001	10	1,011
Other comprehensive income (loss)	—	—	—	—	—	—	274	274	—	274
Purchases of treasury stock	—	—	16	(1,293)	46	—	—	(1,247)	—	(1,247)
Stock issued under employee benefit plans and other	—	—	(9)	518	11	(84)	—	445	—	445
Dividends declared on common stock	—	—	—	—	—	(435)	—	(435)	—	(435)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2019	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		As Restated
years ended December 31 (in millions)	2019	2018	2017
Cash flows from operations
Net income	$1,011	$1,546	$602
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Loss from discontinued operations, net of tax	—	6	7
Depreciation and amortization	789	771	750
Pension settlement charges	755	1	2
Net periodic pension benefit and other postretirement costs	22	39	123
Deferred income taxes	(310)	(263)	211
Stock compensation	122	115	107
Intangible asset impairment	31	—	—
Other	115	50	38
Changes in balance sheet items:
Accounts receivable, net	(65)	(12)	30
Inventories	4	(197)	76
Accounts payable and accrued liabilities	(212)	60	11
Other	(152)	(99)	(227)
Cash flows from operations – continuing operations	2,110	2,017	1,730
Cash flows from operations – discontinued operations	(6)	—	(16)
Cash flows from operations	2,104	2,017	1,714
Cash flows from investing activities
Capital expenditures	(696)	(659)	(616)
Acquisitions and investments, net of cash acquired	(418)	(268)	(686)
Other investing activities, net	14	11	10
Cash flows from investing activities	(1,100)	(916)	(1,292)
Cash flows from financing activities
Issuances of long-term debt	1,661	—	665
Borrowings under revolving credit facility	222	—	—
Cash dividends on common stock	(423)	(376)	(315)
Proceeds from stock issued under employee benefit plans	356	258	347
Purchases of treasury stock	(1,270)	(2,452)	(564)
Other financing activities, net	(48)	(33)	(40)
Cash flows from financing activities	498	(2,603)	93
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(63)	102
Increase (decrease) in cash and cash equivalents	1,497	(1,565)	617
Cash and cash equivalents at beginning of year	1,838	3,403	2,786
Cash and cash equivalents at end of year	$3,335	$1,838	$3,403
Other supplemental information
Interest paid, net of portion capitalized	$103	$94	$80
Income taxes paid	$294	$301	$253
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baxter International Inc., through our subsidiaries (collectively, Baxter, we, our or us), provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and patients at home under physician supervision. We operate in three segments: Americas, EMEA and APAC, which are described in Note 18.
Use of Estimates
The preparation of the financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.
Basis of Presentation
The consolidated financial statements include the accounts of Baxter and our majority-owned subsidiaries that we control, after elimination of intra-company transactions. Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.
On October 25, 2019, we acquired 100 percent of Cheetah Medical, Inc. (Cheetah) for total upfront cash consideration of $195 million, net of cash acquired, with the potential for additional cash consideration, up to $40 million, based on clinical and commercial milestones for which the acquisition date fair value was $18 million. Beginning October 25, 2019, our financial statements include the assets, liabilities and operating results of Cheetah. Refer to Note 4 for additional information.
On November 18, 2018, we acquired a controlling financial interest in our joint venture in Saudi Arabia. The acquisition allows us to increase manufacturing output and utilize the facilities for additional capacity for certain products in the region. Beginning November 18, 2018, we consolidated the financial statements of the joint venture with our consolidated financial statements. Refer to Note 4 for additional information.
On March 16, 2018, we acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant) and PREVELEAK Surgical Sealant for total consideration of $184 million.  Beginning March 16, 2018, our financial statements include the assets, liabilities and operating results of RECOTHROM and PREVELEAK.  Refer to Note 4 for additional information.
On July 27, 2017, we acquired 100 percent of Claris Injectables Limited (Claris), a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of approximately $629 million, net of cash acquired.  Beginning July 27, 2017, our financial statements include the assets, liabilities and operating results of Claris.  Refer to Note 4 for additional information.
Currency restrictions enacted in Venezuela require approval from the Venezuelan government to exchange Venezuelan bolivars for U.S. dollars. Due to a decline in transactions to exchange Venezuelan bolivars for U.S. dollars, and limitations on our ability to repatriate funds generated by our Venezuela operations, we concluded in the second quarter of 2017 that we no longer met the accounting criteria for control over our business in Venezuela and we deconsolidated our Venezuelan operations on June 30, 2017. As a result of deconsolidating the Venezuelan operations, we recorded a pre-tax charge of $33 million in other (income) expense, net in 2017. This charge included the write-off of our investment in our Venezuelan operations, related cumulative translation adjustments and elimination of intra-company amounts. Beginning in the third quarter of 2017, we no longer included the results of our Venezuelan business in our consolidated financial statements. In 2018, we liquidated our subsidiary in

Venezuela and currently sell direct to distributors in that country through legal entities outside of Venezuela.  The distributors purchase our products in U.S. dollars and are responsible for importing those products into Venezuela.
Revenue Recognition
We adopted Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018.  Results for the years ended December 31, 2019 and 2018 are presented under Topic 606, while the 2017 period is presented under previous guidance. See further discussion of the impact of Topic 606 below under the header “New Accounting Standards.”
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of our contracts have multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our global payment terms are typically between 30-90 days.
The majority of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our geographic segments, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. For a majority of these sales, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
To a lesser extent, in all of our segments, we enter into other types of contracts, including contract manufacturing arrangements, equipment leases, and certain subscription software and licensing arrangements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. Revenue is recognized over time when we are creating or enhancing an asset that the customer controls as the asset is created or enhanced or when our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed.
As of December 31, 2019, we had $8.6 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 25% of this amount as revenue in each of 2020 and 2021, 20% in each of 2022 and 2023, 5% in 2024, and the remaining balance thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts receivable, net and accounts payable and accrued liabilities on the consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in years ended December 31, 2019 and 2018 related to performance obligations satisfied in prior periods was not material.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Net trade accounts receivable was $1.8 billion as of December 31, 2019 and 2018.

For contract manufacturing arrangements, revenue is primarily recognized throughout the production cycle, which typically lasts up to 90 days, resulting in the recognition of contract assets until the related services are completed and the customers are billed. Additionally, for arrangements containing a performance obligation to deliver software that can be used with medical devices, we recognize revenue upon delivery of the software, which results in the recognition of contract assets when customers are billed over time, generally over one to five years. For bundled contracts involving equipment delivered up-front and consumable medical products to be delivered over time, total contract revenue is allocated between the equipment and consumable medical products. In certain of those arrangements, a contract asset is created for the difference between the amount of equipment revenue recognized upon delivery and the amount of consideration initially receivable from the customer. In those arrangements, the contract asset becomes a trade account receivable as consumable medical products are provided and billed, generally over one to seven years. Our contract asset balances totaled $131 million as of December 31, 2019, of which $36 million related to contract manufacturing services, $43 million related to software sales and $52 million related to bundled equipment and consumable medical products contracts. Our contract asset balances totaled $80 million as of December 31, 2018, of which $33 million related to contract manufacturing services and $47 million related to software sales. Contract assets are presented within accounts receivable, net ($63 million and $50 million as of December 31, 2019 and 2018, respectively) and other non-current assets ($68 million and $30 million as of December 31, 2019 and 2018, respectively) on the consolidated balance sheets. Contract liabilities were $12 million as of December 31, 2019 and were included in other non-current liabilities on the consolidated balance sheet. Contract liabilities as of December 31, 2018 were not significant.
Practical Expedients
We apply a practical expedient to expense as incurred costs to obtain a contract with a customer when the amortization period would have been one year or less. We do not disclose the value of the transaction price that is allocated to unsatisfied performance obligations for contracts with an original expected length of one year or less. We have elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer are excluded from revenue.
Disaggregation of Net Sales
The following tables disaggregate our net sales from contracts with customers by Global Business Unit (GBU) between the U.S. and international:

				As Restated
	2019			2018			2017
years ended December 31 (in millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Renal Care[1]	$791	$2,848	$3,639	$816	$2,835	$3,651	$754	$2,737	$3,491
Medication Delivery[2]	1,822	977	2,799	1,690	974	2,664	1,698	1,002	2,700
Pharmaceuticals[3]	940	1,215	2,155	996	1,091	2,087	892	994	1,886
Clinical Nutrition[4]	320	552	872	321	554	875	359	526	885
Advanced Surgery[5]	535	342	877	466	332	798	403	305	708
Acute Therapies[6]	184	351	535	174	341	515	147	310	457
Other[7]	234	251	485	260	249	509	257	200	457
Total Baxter	$4,826	$6,536	$11,362	$4,723	$6,376	$11,099	$4,510	$6,074	$10,584
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
Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, we provide credit to our customers, perform credit evaluations of these customers and maintain reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, we consider, among other items, historical credit losses, the past-due status of receivables, payment histories and other customer-specific information. Receivables are written off when we determine they are uncollectible. The allowance for doubtful accounts was $112 million and $110 million as of December 31, 2019 and 2018, respectively.
Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from our premises to the customer’s premises, are classified as selling, general and administrative (SG&A) expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $324 million in 2019, $329 million in 2018 and $292 million in 2017 of shipping costs were classified in SG&A expenses.
Cash and Cash Equivalents
Cash and cash equivalents include cash, certificates of deposit and money market and other short-term funds with original maturities of three months or less.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method. We review inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value.
Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. We capitalize certain computer software and software development costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within machinery and equipment and are amortized on a straight-line basis over the estimated useful lives of the software, which generally range from three to five years.
Research and Development
Research and development (R&D) costs, including R&D acquired in transactions that are not business combinations, are expensed as incurred. Pre-regulatory approval contingent milestone obligations to counterparties in collaborative arrangements, which include acquired R&D, are expensed when the milestone is achieved. Contingent milestone payments made to such counterparties on or after regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangible assets, net.
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
Collaborative Arrangements
We enter into collaborative arrangements in the normal course of business. These collaborative arrangements take a number of forms and structures and are designed to enhance and expedite long-term sales and profitability growth. These arrangements may provide for us to obtain commercialization rights to a product under development, and require us to make upfront payments, contingent milestone payments, profit-sharing, and/or royalty payments. We may be responsible for ongoing costs associated with the arrangements, including R&D cost reimbursements to the counterparty. See the R&D section of this note regarding the accounting treatment of upfront and contingent milestone payments. Any royalty and profit-sharing payments during the commercialization phase are expensed as cost of sales when they become due and payable.
Restructuring Charges
We record liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee termination costs are primarily recorded when actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Refer to the discussion below regarding the accounting for asset impairment charges.
Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of acquired assets and liabilities in a business combination.  Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test.  In the first step, the fair value of the reporting unit is compared with its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets, including identifiable intangible assets, as if the reporting unit had been acquired. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Indefinite-lived intangible assets, such as IPR&D acquired in business combinations and certain trademarks with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of its indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, we write the carrying amount down to the fair value.
We review the carrying amounts of long-lived assets, other than goodwill and intangible assets not subject to amortization, for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, we group assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. We then compare the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event impairment exists, an impairment charge is recorded as the amount by which the carrying amount of the asset or asset group exceeds the fair value.

Income Taxes
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. We maintain valuation allowances unless it is more-likely-than-not that the deferred tax asset will be realized. With respect to uncertain tax positions, we determine whether the position is more-likely-than-not to be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent that we anticipate making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of income.
Refer to the Recently Adopted Accounting Pronouncements section of this note and Note 14 for additional information related to the Tax Cuts and Jobs Act of 2017 (2017 Tax Act).
Foreign Currency Translation
Currency translation adjustments (CTA) related to foreign operations are included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other (income) expense, net, and were not material in 2019, 2018 and 2017.
Derivatives and Hedging Activities
All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our derivatives and foreign-currency denominated debt instruments as hedging instruments in cash flow, fair value or net investment hedges.
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in cost of sales and interest expense, net, and are primarily related to forecasted third-party sales denominated in foreign currencies, forecasted intra-company sales denominated in foreign currencies and anticipated issuances of debt, respectively.
For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets changes in fair value attributable to a particular risk, such as changes in interest rates, of the hedged item, which are also recognized in earnings. Fair value hedges are classified in interest expense, net, as they hedge the interest rate risk associated with certain of our fixed-rate debt.
We have designated our Euro-denominated senior notes as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI.
For derivative instruments that are not designated as hedges, the change in fair value is recorded directly to other (income) expense, net.
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that the hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. If we remove a net investment hedge designation, any gains or losses recognized in AOCI are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged.

Derivatives, including those that are not designated as a hedge, are principally classified in the operating section of the consolidated statements of cash flows.
Refer to Note 16 for further information regarding our derivative and hedging activities.
New Accounting Standards
Recently adopted accounting pronouncements
As of January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under this guidance, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet for all operating leases, other than those that meet the definition of a short-term lease. We adopted Topic 842 using the modified retrospective method. We elected the following practical expedients when assessing the transition impact: i) not to reassess whether any expired or existing contracts as of the adoption date are or contain leases; ii) not to reassess the lease classification for any expired or existing leases as of the adoption date; and iii) not to reassess initial direct costs for any existing leases as of the adoption date. The adjustment to record operating lease right-of-use assets and operating lease liabilities was $502 million as of January 1, 2019. The impact to the consolidated statements of income was not material and there was no net impact to the consolidated statements of cash flows.
As of January 1, 2019, we adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The adoption of this standard did not have a material impact on our consolidated financial statements.
As of January 1, 2019, we adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from AOCI. As a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), this guidance provides for a reclassification of certain tax effects from AOCI to retained earnings. The impact of the adoption of this standard was a $161 million increase to retained earnings.
As of January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (ASU No. 2016-16) using the modified retrospective method. ASU No. 2016-16 generally accelerates the recognition of income tax consequences for intra-company asset transfers other than inventory. We recorded a $70 million reduction to retained earnings upon adoption of the standard on January 1, 2018 related to the unrecognized income tax effects of asset transfers that occurred prior to adoption. Net income increased $14 million for the year ended December 31, 2018 as a result of the adoption of the standard.
As of January 1, 2018, we adopted ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in earnings. For privately-held securities, we elected the measurement alternative approach for our investments, which is applied prospectively upon adoption. This approach requires entities to measure their investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of this standard did not have a material impact on our consolidated financial statements.
As of January 1, 2018, we adopted Topic 606, which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to receive when products are transferred to customers. The primary impact of the new standard relates to our contract manufacturing operations and software arrangements. Certain contract manufacturing arrangements require revenue recognition over-time in situations in which we produce products that have no alternative use and we have an enforceable right to payment for performance completed to date, inclusive of a reasonable profit margin. This results in an acceleration of revenue recognition for certain contractual arrangements as compared to recognition under prior accounting literature. The new guidance also impacts our arrangements subject to previous software revenue recognition guidance, as we are required to recognize as revenue a significant portion of the contract consideration upon delivery of the software compared to the previous practice of recognizing the contract consideration ratably over time for certain arrangements. We adopted Topic 606 using the modified retrospective method. The adjustment upon adoption increased our opening balance of retained earnings by approximately $45 million, net of tax, on January 1, 2018. The impact to net sales as a result of the adoption was an increase of $7 million for the year ended December 31, 2018.  The impact to cost of sales was not material for the year ended December 31, 2018.
In December 2017, the SEC issued guidance for situations where the accounting for certain elements of the 2017 Tax Act could not be completed prior to the release of a company's financial statements. For specific elements of the 2017 Tax Act, we determined a reasonable estimate for certain effects and recorded that estimate as a provisional amount in 2017. The guidance provided a measurement period to allow a company to account for these specific elements, which began in the reporting period that included the enactment of the 2017 Tax Act and ended when we obtained, prepared and analyzed the information needed in order to complete its accounting assessments or one year, whichever occurred sooner. The resulting tax effects were to be recognized in the period the assessment was complete, and included in income tax expense, accompanied by appropriate disclosures.  The measurement period closed in 2018 and we recorded adjustments to reduce income tax expense by $207 million in 2018. Refer to Note 14 for additional information related to the 2017 Tax Act.
NOTE 2

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
We have restated herein our consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017. We have also restated impacted amounts within the accompanying notes to the consolidated financial statements, as applicable.
Restatement Background
On October 24, 2019, we reported that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. Our internal investigation, as it pertains to the evaluation of related financial statement impacts, is complete.
We previously had applied a longstanding convention for the initial measurement of foreign currency transactions and the subsequent remeasurement of foreign currency denominated monetary assets and liabilities (collectively, our historical exchange rate convention) that was not consistent with U.S. GAAP. U.S. GAAP requires that foreign currency transactions be initially measured and recorded in an entity’s functional currency using the exchange rate on the date of the transaction and it requires that foreign currency denominated monetary assets and liabilities be remeasured at the end of each reporting period using the exchange rate at that date. Under our historical exchange rate convention, all foreign currency transactions in a given month were initially measured using exchange rates from a specified date near the middle of the previous month. Additionally, all foreign currency denominated monetary assets and liabilities were subsequently remeasured at the end of each month using exchange rates from a specified date near the middle of the then current month. Beginning years after the adoption of our historical exchange rate convention, certain intra-company transactions were undertaken, after the related exchange rates were already known, solely for the purpose of generating non-operating foreign exchange gains or avoiding foreign exchange losses.
We identified misstatements relating to foreign currency denominated monetary assets and liabilities and foreign currency derivative contracts that caused our Other income (expense), net and Income from continuing operations before income taxes to be overstated by $59 million and $113 million, respectively, for the years ended December 31, 2018 and 2017. Our quantification of those misstatements to our previously reported foreign exchange gains and losses was not limited to intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses after the related exchange rates were already known. Rather, we identified every legal entity within our consolidated group that had foreign exchange gains or losses above an immaterial threshold and, for those entities, we remeasured all foreign exchange gains and losses from foreign currency denominated cash balances and intra-company loan receivables and payables using the exchange rates required by U.S. GAAP. For those entities, we also quantified misstatements to our previously reported gains and losses on foreign currency derivative contracts, which had used foreign exchange rates determined under our historical exchange rate convention as inputs to the fair value measurements of those contracts. Our quantification of misstatements to the consolidated financial statements did not include foreign currency gains or losses from short-term third-party and intra-company trade receivables and trade payables denominated in foreign currencies. We determined that any potential misstatements relating to such balances that arise in the ordinary course of business and are ultimately settled for cash within a short period of time, generally thirty to sixty days, would not be material to our consolidated financial statements.

In order to correct our previously issued financial statements, we have restated herein our consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017, in accordance with Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections. In addition to the misstatements described above relating to foreign exchange gains and losses, we corrected additional misstatements that were not material, individually or in the aggregate, to our previously issued consolidated financial statements. Those other immaterial misstatements relate to equipment leased to customers under operating leases, classification of foreign currency gains and losses on cash balances and intra-company loan receivables and payables in our consolidated statements of cash flows, translation of the financial position and results of operations of our foreign operations into U.S. dollars, income statement classification of transition services income related to the separation of Baxalta in 2015, other miscellaneous adjustments, and the income tax effects of those items.
We believe that the use of our historical exchange rate convention to generate non-operating foreign exchange gains and avoid losses had occurred for at least ten years. The cumulative impact of misstatements related to non-operating foreign exchange gains and losses that we corrected for periods earlier than 2017, as well as the cumulative impact of correcting other immaterial misstatements relating to those earlier periods, have been recorded as a reduction to our opening retained earnings as of January 1, 2017.
Restated interim financial information for the quarterly periods ended June 30, 2019, March 31, 2019, December 31, 2018, June 30, 2018, and March 31, 2018 is included in Note 19, Quarterly Financial Results (Unaudited).
The categories of misstatements and their impact on our previously issued consolidated financial statements are described in more detail below.
Description of Misstatements
Misstatements of Foreign Exchange Gains and Losses
(a) Foreign Currency Denominated Monetary Assets and Liabilities
As discussed above, we recorded adjustments to correct foreign exchange gains and losses on monetary assets and liabilities denominated in a foreign currency to reflect the gains and losses resulting from application of the exchange rates required by U.S. GAAP. The impacts of the foreign currency gain or loss misstatements on each period are discussed in restatement reference (a) throughout this note and in Note 19, Quarterly Financial Results (Unaudited).
(b) Foreign Currency Derivative Contracts
As discussed above, we recorded adjustments to correct gains and losses on foreign currency derivative contracts by using current exchange rates at the applicable measurement dates as inputs to the related fair value measurements. The impacts of the foreign currency derivative contract gain or loss misstatements on each period are discussed in restatement reference (b) throughout this note and in Note 19, Quarterly Financial Results (Unaudited).
Additional Misstatements
(c) Equipment Leased to Customers under Operating Leases
Our manufacturing subsidiaries often sell products to commercial subsidiaries within our consolidated group which then sell or lease those products to third-party customers. Under U.S. GAAP, intra-company sales, intra-company cost of sales, and any step-ups in the carrying amount of inventory from intra-company transactions are eliminated in consolidation. If we subsequently sell the products to a third-party customer, the related intra-company profit previously eliminated in consolidation is recognized in our consolidated statements of income. For transactions in which we lease, rather than sell, our products to customers under operating lease arrangements, no profit or loss should be recognized at inception of the arrangement and any intra-company profit previously eliminated in consolidation should be recognized as a reduction to the carrying amount of the related leased assets. Prior to the third quarter of 2019, our international operations incorrectly recognized intra-company profit previously eliminated in consolidation as a reduction of cost of sales, rather than as a reduction of leased assets, at inception of operating lease arrangements. Accordingly, we have recorded adjustments to increase cost of sales and decrease property, plant, and equipment, net in our consolidated financial statements. Those adjustments include corrections of depreciation expense and accumulated depreciation resulting from the decreases to the carrying amounts of the related leased equipment. The impacts of the operating lease misstatements on each period are discussed in restatement reference (c) throughout this note and in Note 19, Quarterly Financial Results (Unaudited).
(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows
We previously included foreign exchange gains and losses related to intra-company receivables and payables and cash balances within our cash flows from operations. In the accompanying consolidated statements of cash flows, foreign exchange gains and losses, as restated, related to intra-company receivables and payables and cash balances are presented as reconciling items between income from continuing operations and cash flows from operations. The impacts of those misclassifications on our operating cash flows for each period are discussed in restatement reference (d) throughout this note and in Note 19, Quarterly Financial Results (Unaudited).
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
U.S. GAAP specifies that the assets and liabilities of foreign operations be translated into the reporting currency at the end of each reporting period using the exchange rate at that date. Similar to our convention for the subsequent remeasurement of foreign currency denominated monetary assets and liabilities, our financial reporting systems were previously configured to translate assets and liabilities at the end of each month using exchange rates from a specified date near the middle of the current month. In recent years, we separately computed the impact of translating assets and liabilities at period-end exchange rates and adjusted our consolidated balance sheets to reflect that difference. However, due to an incorrect input in those manual calculations as of December 31, 2018, our balance sheet was misstated as of that date.
The impacts of misstatements related to the translation of the financial position and results of operations of our foreign operations on each period are discussed in restatement reference (e) throughout this note and in Note 19, Quarterly Financial Results (Unaudited).
(f) Income Statement Classification of Transition Services Income
We entered into a transition services agreement (TSA) with Baxalta in connection with the July 1, 2015 separation transaction. Services we provided under the TSA included, among others, finance, information technology, human resources, quality, supply chain, and certain other administrative services. Those services generally commenced on July 1, 2015 and concluded on July 1, 2018. As previously disclosed, we recognized income of approximately $9 million and $56 million, respectively, under the TSA for the years ended December 31, 2018 and 2017. The amounts earned for those services were previously presented as a reduction of Selling, general, and administrative expenses (which we previously referred to as “Marketing and administrative expenses”) in our consolidated statements of income. The accompanying restated consolidated statements of income for the years ended December 31, 2018 and 2017 present the amounts earned for those services within Other operating income, net, rather than as a reduction of Selling, general, and administrative expenses. The impacts of the income statement misclassification of TSA income on each period are discussed in restatement reference (f) throughout this note and in Note 19, Quarterly Financial Results (Unaudited).
(g) Other Miscellaneous Adjustments
We recorded adjustments to correct other out-of-period items and previously uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. Those other misstatements were primarily related to a historical restructuring liability and amounts related to our separation of Baxalta in 2015. The impacts of the other miscellaneous adjustments on each period are discussed in restatement reference (g) throughout this note and in Note 19, Quarterly Financial Results (Unaudited).

Description of Restatement Tables
The following tables present the impact of the adjustments described above to our previously reported consolidated balance sheet as of December 31, 2018 and the consolidated statements of income, comprehensive income, changes in equity, and cash flows for the years ended December 31, 2018 and 2017.
Following the restated consolidated financial statement tables, we have presented reconciliations from our prior periods as previously reported to the restated amounts. The amounts as previously reported for the years ended December 31, 2018 and 2017 were derived from our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 21, 2019.

Baxter International Inc.
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
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to prepaid expenses and other current assets of $2 million, accounts payable and accrued liabilities of $1 million, and retained earnings of $1 million as of December 31, 2018.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to property, plant and equipment, net of $53 million, other non-current liabilities of $5 million, and retained earnings of $38 million and an increase to other non-current assets of $10 million as of December 31, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to cash and cash equivalents of $6 million, accounts receivable, net of $22 million, inventories of $19 million, prepaid expenses and other current assets of $2 million, property, plant and equipment of $41 million, goodwill of $44 million, other intangible assets, net of $13 million, other non-current assets of $6 million, accounts payable and accrued liabilities of $24 million, long-term debt and finance lease obligations of $8 million and other non-current liabilities of $19 million as of December 31, 2018. The correction of these misstatements also resulted in decreases to retained earnings of $17 million and accumulated other comprehensive loss of $119 million as of December 31, 2018.
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

Baxter International Inc.
Consolidated Statement of Income
(in millions, except per share)

	Year ended December 31, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$11,127	$(28)	(e)	$11,099
Cost of sales	6,346	(6)	(c)(e)	6,340
Gross margin	4,781	(22)		4,759
Selling, general and administrative expenses	2,617	3	(e)(f)	2,620
Research and development expenses	655	(1)	(e)	654
Other operating income, net	(90)	(9)	(f)	(99)
Operating income	1,599	(15)		1,584
Interest expense, net	45	—		45
Other (income) expense, net	(139)	61	(a)(b)(e)	(78)
Income from continuing operations before income taxes	1,693	(76)		1,617
Income tax expense (benefit)	63	2	(c)(e)(g)	65
Income from continuing operations	1,630	(78)		1,552
Loss from discontinued operations, net of tax	(6)	—		(6)
Net income	$1,624	$(78)		$1,546
Earnings per share from continuing operations
Basic	$3.05	$(0.14)		$2.91
Diluted	$2.99	$(0.15)		$2.84
Loss per share from discontinued operations
Basic	$(0.01)	$—		$(0.01)
Diluted	$(0.02)	$0.01		$(0.01)
Earnings per share
Basic	$3.04	$(0.14)		$2.90
Diluted	$2.97	$(0.14)		$2.83
Weighted-average number of shares outstanding
Basic	534	—		534
Diluted	546	—		546
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in a decrease to other (income) expense, net of $64 million for the year ended December 31, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in an increase to other (income) expense, net of $5 million for the year ended December 31, 2018.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $11 million and a decrease to income tax expense of $3 million for the year ended December 31, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to net sales of $28 million, cost of sales of $17 million, SG&A expense of $6 million, R&D expense of $1 million, other (income) expense, net of $2 million, and income tax expense of $2 million for the year ended December 31, 2018.

(f) Income Statement Classification of Transition Services Income—The correction of these misstatements resulted in increases to SG&A expense and other operating income, net of $9 million for the year ended December 31, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in an increase to income tax expense of $7 million for the year ended December 31, 2018.

Baxter International Inc.
Consolidated Statement of Income
(in millions, except per share)

	Year ended December 31, 2017
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$10,561	$23	(e)	$10,584
Cost of sales	6,091	19	(c)(e)	6,110
Gross margin	4,470	4		4,474
Selling, general and administrative expenses	2,566	61	(e)(f)	2,627
Research and development expenses	613	2	(e)	615
Other operating income, net	—	(56)	(f)	(56)
Operating income	1,291	(3)		1,288
Interest expense, net	55	—		55
Other (income) expense, net	19	114	(a)(b)(e)	133
Income from continuing operations before income taxes	1,217	(117)		1,100
Income tax expense (benefit)	493	(2)	(c)(e)	491
Income from continuing operations	724	(115)		609
Loss from discontinued operations, net of tax	(7)	$—		(7)
Net income	$717	$(115)		$602
Earnings per share from continuing operations
Basic	$1.33	$(0.21)		$1.12
Diluted	$1.30	$(0.20)		$1.10
Loss per share from discontinued operations
Basic	$(0.01)	$—		$(0.01)
Diluted	$(0.01)	$(0.01)		$(0.02)
Earnings per share
Basic	$1.32	$(0.21)		$1.11
Diluted	$1.29	$(0.21)		$1.08
Weighted-average number of shares outstanding
Basic	543	—		543
Diluted	555	—		555
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in an increase to other (income) expense, net of $96 million.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in an increase to other (income) expense, net of $17 million.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $8 million and a decrease to income tax expense of $3 million for the year ended December 31, 2017.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to net sales of $23 million, cost of sales of $11 million, SG&A expense of $5 million, R&D expense of $2 million, other (income) expense, net of $1 million and income tax expense of $1 million for the year ended December 31, 2017.

(f) Income Statement Classification of Transition Services Income—The correction of these misstatements resulted in increases to SG&A expense and other operating income, net of $56 million for the year ended December 31, 2017.

Baxter International Inc.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31, 2018
	As previously reported	Restatement impacts	As restated
Net income	$1,624	$(78)	$1,546
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(461)	138	(323)
Pension and other postretirement benefit plans	32	1	33
Hedging activities	9	—	9
Total other comprehensive (loss) income, net of tax	(420)	139	(281)
Comprehensive income	$1,204	$61	$1,265
The $78 million decrease to net income was driven by the items described above in the consolidated statement of income for the year ended December 31, 2018 section.
The $138 million decrease to currency translation adjustments for the year ended December 31, 2018 is comprised of a $74 million decrease to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars and a $64 million decrease from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses.
The $1 million increase to pension and other postretirement benefit plans for the year ended December 31, 2018 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31, 2017
	As previously reported	Restatement impacts	As restated
Net income	$717	$(115)	$602
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	425	174	599
Pension and other postretirement benefit plans	141	(7)	134
Hedging activities	(13)	—	(13)
Available-for-sale securities	2	—	2
Total other comprehensive (loss) income, net of tax	555	167	722
Comprehensive income	$1,272	$52	$1,324
The $115 million decrease to net income was driven by the items described above in the consolidated statement of income for the year ended December 31, 2017 section.
The $174 million increase to currency translation adjustments for the year ended December 31, 2017 is comprised of a $78 million increase to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars and a $96 million increase from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses.
The $7 million decrease to pension and other postretirement benefit plans for the year ended December 31, 2017 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Consolidated Statement of Changes in Equity
(in millions)
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,483	$(4,001)	$9,124	$(8)	$9,116
Adoption of new accounting standards	—	—	—	—	—	(18)	(3)	(21)	—	(21)
Net income	—	—	—	—	—	1,624	—	1,624	—	1,624
Other comprehensive income (loss)	—	—	—	—	—	—	(420)	(420)	—	(420)
Purchases of treasury stock	—	—	36	(2,415)	(60)	—	—	(2,475)	—	(2,475)
Stock issued under employee benefit plans and other	—	—	(8)	407	18	(71)	—	354	—	354
Dividends declared on common stock	—	—	—	—	—	(392)	—	(392)	—	(392)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	30	30
Balance as of December 31, 2018	683	$683	170	$(9,989)	$5,898	$15,626	$(4,424)	$7,794	$22	$7,816
Restatement impacts
Balance as of January 1, 2018	—	$—	—	$—	$—	$(469)	$462	$(7)	$—	$(7)
Adoption of new accounting standards	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	(78)	—	(78)	—	(78)
Other comprehensive income (loss)	—	—	—	—	—	—	139	139	—	139
Balance as of December 31, 2018	—	$—	—	$—	$—	$(551)	$601	$50	$—	$50
As restated
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(22)	(3)	(25)	—	(25)
Net income	—	—	—	—	—	1,546	—	1,546	—	1,546
Other comprehensive income (loss)	—	—	—	—	—	—	(281)	(281)	—	(281)
Purchases of treasury stock	—	—	36	(2,415)	(60)	—	—	(2,475)	—	(2,475)
Stock issued under employee benefit plans and other	—	—	(8)	407	18	(71)	—	354	—	354
Dividends declared on common stock	—	—	—	—	—	(392)	—	(392)	—	(392)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	30	30
Balance as of December 31, 2018	683	683	170	(9,989)	5,898	15,075	(3,823)	7,844	22	7,866
See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the year ended December 31, 2018 sections above. Additionally, we recorded an adjustment to the opening balance of retained earnings on January 1, 2018 for the adoption of ASU No. 2016-16, which was impacted by our adjustments to equipment leased to customers under operating leases.

Baxter International Inc.
Consolidated Statement of Changes in Equity
(in millions)
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of January 1, 2017	683	$683	144	$(7,995)	$5,958	$14,200	$(4,556)	$8,290	$(10)	$8,280
Net income	—	—	—	—	—	717	—	$717	—	$717
Other comprehensive income (loss)	—	—	—	—	—	—	555	555	—	555
Purchases of treasury stock	—	—	9	(564)	—	—	—	(564)	—	(564)
Stock issued under employee benefit plans and other	—	—	(11)	578	(18)	(134)	—	426	—	426
Dividends declared on common stock	—	—	—	—	—	(334)	—	(334)	—	(334)
Distribution of Baxalta	—	—	—	—	—	34	—	34	—	34
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of December 31, 2017	683	$683	142	$(7,981)	$5,940	$14,483	$(4,001)	$9,124	$(8)	$9,116
Restatement impacts
Balance as of January 1, 2017	—	$—	—	$—	$—	$(354)	$295	$(59)	$—	$(59)
Net income	—	—	—	—	—	(115)	—	(115)	—	(115)
Other comprehensive income (loss)	—	—	—	—	—	—	167	167	—	167
Balance as of December 31, 2017	—	$—	—	$—	$—	$(469)	$462	$(7)	$—	$(7)
As restated
Balance as of January 1, 2017	683	$683	144	$(7,995)	$5,958	$13,846	$(4,261)	$8,231	$(10)	$8,221
Net income	—	—	—	—	—	602	—	602	—	602
Other comprehensive income (loss)	—	—	—	—	—	—	722	722	—	722
Purchases of treasury stock	—	—	9	(564)	—	—	—	(564)	—	(564)
Stock issued under employee benefit plans and other	—	—	(11)	578	(18)	(134)	—	426	—	426
Dividends declared on common stock	—	—	—	—	—	(334)	—	(334)	—	(334)
Distribution of Baxalta	—	—	—	—	—	34	—	34	—	34
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of December 31, 2017	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
The adjustment to the January 1, 2017 retained earnings and accumulated other comprehensive loss represent the cumulative impacts of foreign exchange gains and losses and the translation of our financial position and results of operations for our foreign operations into U.S. dollars for the periods prior to January 1, 2017. Retained earnings also includes the cumulative impacts of equipment leased to customers under operating leases and other miscellaneous adjustments for the periods prior to January 1, 2017.
See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the year ended December 31, 2017 sections above.

Baxter International Inc.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$1,624	$(78)		$1,546
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Loss from discontinued operations, net of tax	6	—		6
Depreciation and amortization	785	(14)	(c)(g)	771
Pension settlement charges	1	—		1
Net periodic pension benefit and other postretirement costs	39	—		39
Deferred income taxes	(267)	4	(c)(g)	(263)
Stock compensation	115	—		115
Other	43	7	(d)	50
Changes in balance sheet items:
Accounts receivable, net	(12)	—		(12)
Inventories	(197)	—		(197)
Accounts payable and accrued liabilities	64	(4)	(b)	60
Other	(105)	6	(b)(e)(g)	(99)
Cash flows from operations	2,096	(79)		2,017
Cash flows from investing activities
Capital expenditures	(681)	22	(c)	(659)
Acquisitions and investments, net of cash acquired	(268)	—		(268)
Other investing activities, net	11	—		11
Cash flows from investing activities	(938)	22		(916)
Cash flows from financing activities
Cash dividends on common stock	(376)	—		(376)
Proceeds from stock issued under employee benefit plans	258	—		258
Purchases of treasury stock	(2,452)	—		(2,452)
Other financing activities, net	(33)	—		(33)
Cash flows from financing activities	(2,603)	—		(2,603)
Effect of foreign exchange rate changes on cash and cash equivalents	(117)	54	(a)(d)(e)	(63)
Increase (decrease) in cash and cash equivalents	(1,562)	(3)		(1,565)
Cash and cash equivalents at beginning of year	3,394	9	(e)	3,403
Cash and cash equivalents at end of year	$1,832	$6	(e)	$1,838
Other supplemental information
Interest paid, net of portion capitalized	$94	—		$94
Income taxes paid	$302	(1)	(e)	$301

The $78 million decrease to net income was driven by the items described above in the consolidated statement of income for the year ended December 31, 2018 section.

(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents of $64 million for the year ended December 31, 2018.

(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in decreases to changes in accounts payable and accrued liabilities of $4 million and other changes in balance sheet items of $1 million for the year ended December 31, 2018.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to depreciation and amortization of $11 million, deferred income taxes of $3 million and capital expenditures of $22 million for the year ended December 31, 2018.

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows - The corrections of these misstatements resulted in a decrease to the effect of foreign exchange rate changes on cash and cash equivalents and an increase to other adjustments to reconcile net income to net cash from operating activities of $7 million for the year ended December 31, 2018.

(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars - The corrections of these misstatements resulted in increases to cash and cash equivalents at the beginning of the period of $9 million, at the end of the period of $6 million, and to other changes in balance sheet items of $4 million and decreases in the effect of foreign exchange rate changes on cash and cash equivalents of $3 million and income taxes paid of $1 million for the year ended December 31, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in a decrease to depreciation and amortization of $3 million and increases to deferred income taxes of $7 million and other changes in balance sheet items of $3 million for the year ended December 31, 2018.

Baxter International Inc.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31, 2017
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$717	$(115)		$602
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Loss from discontinued operations, net of tax	7	—		7
Depreciation and amortization	761	(11)	(c)(g)	750
Pension settlement charges	2	—		2
Net periodic pension benefit and other postretirement costs	123	—		123
Deferred income taxes	211	—		211
Stock compensation	107	—		107
Other	43	(5)	(d)(g)	38
Changes in balance sheet items:
Accounts receivable, net	30	—		30
Inventories	76	—		76
Accounts payable and accrued liabilities	5	6	(b)	11
Other	(229)	2	(b)(c)(e)	(227)
Cash flows from operations - continuing operations	1,853	(123)		1,730
Cash flows from operations - discontinued operations	(16)	—		(16)
Cash flows from operations	1,837	(123)		1,714
Cash flows from investing activities
Capital expenditures	(634)	18	(c)	(616)
Acquisitions and investments, net of cash acquired	(686)	—		(686)
Other investing activities, net	10	—		10
Cash flows from investing activities	(1,310)	18		(1,292)
Cash flows from financing activities
Issuances of debt	633	32	(a)	665
Cash dividends on common stock	(315)	—		(315)
Proceeds from stock issued under employee benefit plans	347	—		347
Purchases of treasury stock	(564)	—		(564)
Other financing activities, net	(40)	—		(40)
Cash flows from financing activities	61	32		93
Effect of foreign exchange rate changes on cash and cash equivalents	5	97	(a)(d)(e)	102
Increase (decrease) in cash and cash equivalents	593	24		617
Cash and cash equivalents at beginning of year	2,801	(15)	(e)	2,786
Cash and cash equivalents at end of year	$3,394	$9	(e)	$3,403
Other supplemental information
Interest paid, net of portion capitalized	$80	—		$80
Income taxes paid	$255	(2)	(e)	$253

The $115 million decrease to net income was driven by the items described above in the consolidated statement of income for the year ended December 31, 2017 section.

(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents of $99 million for the year ended December 31, 2017. Additionally, issuances of debt increased $32 million with an offsetting decrease to the effect of foreign exchange rate changes on cash and cash equivalents to remeasure the proceeds received from the issuance of our Euro-denominated senior notes in May 2017.

(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to changes in accounts payable and accrued liabilities of $6 million and other changes in balance sheet items of $8 million for the year ended December 31, 2017.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to depreciation and amortization of $10 million, other changes in balance sheet items of $3 million and capital expenditures of $18 million for the year ended December 31, 2017.

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows - The corrections of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents and a decrease to other adjustments to reconcile net income to net cash from operating activities of $6 million for the year ended December 31, 2017.

(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars - The corrections of these misstatements resulted in increases in cash and cash equivalents at the end of the period of $9 million and the effect of foreign exchange rate changes on cash and cash equivalents of $24 million and decreases to cash and cash equivalents at the beginning of the period of $15 million, other changes in balance sheet items of $3 million and income taxes paid of $2 million for the year ended December 31, 2017.

(g) Other miscellaneous adjustments - The correction of these misstatements resulted in a decrease to depreciation and amortization and an increase to other adjustments to reconcile net income to net changes from operating activities of $1 million for the year ended December 31, 2017.

NOTE 3

SEPARATION OF BAXALTA
On July 1, 2015, we completed the distribution of approximately 80.5% of the outstanding common stock of Baxalta to our stockholders (the Distribution). After giving effect to the Distribution, we retained 19.5% of the outstanding common stock, or 131,902,719 shares of Baxalta (Retained Shares).  The Distribution was made to our stockholders of record as of the close of business on June 17, 2015 (Record Date), who received one share of Baxalta common stock for each of our shares held as of the Record Date. As a result of the Distribution, Baxalta became an independent public company. In 2016, we disposed of our remaining 19.5% interest in Baxalta through a series of transactions including debt-for-equity exchanges, an equity-for-equity exchange and a contribution to our U.S. pension plan.
We entered into several additional agreements with Baxalta as a result of the July 1, 2015 separation, including a transition services agreement (TSA), separation and distribution agreement, manufacturing and supply agreements (MSA), tax matters agreement and a long-term services agreement.
Pursuant to the TSA, we and our subsidiaries, along with Baxalta and their respective subsidiaries, provided to each other, on an interim, transitional basis, various services. Services provided by us included, among others, finance, information technology, human resources, quality, supply chain and certain other administrative services. The services generally commenced on the Distribution date and terminated as of July 1, 2018. Billings by us under the TSA are presented within other operating income, net in the consolidated statements of income. In 2018 and 2017, we recognized approximately $9 million and $56 million, respectively, related to the TSA.
Cash outflows of $6 million, zero and $16 million in 2019, 2018 and 2017, respectively, were reported in cash flows from operations – discontinued operations. These cash flows relate to payments under the tax matters agreement, non-assignable tenders whereby we remained the seller of Baxalta products, transactions related to importation services we provided in certain countries and trade payables settled following local separation on Baxalta’s behalf.

NOTE 4

ACQUISITIONS AND OTHER ARRANGEMENTS
Results of operations of acquired companies are included in our results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.
Contingent consideration related to business combinations is recognized at its estimated fair value on the acquisition date. Subsequent changes to the fair value of those contingent consideration arrangements are recognized in earnings. Contingent consideration related to acquisitions may consist of development, regulatory and commercial milestone payments, and sales or earnings-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory and commercial milestone payments reflects management’s expectations of the probability of payment, and increases or decreases as the probability of payment or expectation of timing or amount of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing or amount of payments changes.
Cheetah Medical, Inc.
On October 25, 2019, we acquired 100 percent of Cheetah Medical, Inc. (Cheetah) for total upfront cash consideration of $195 million, net of cash acquired, with the potential for additional cash consideration, up to $40 million, based on clinical and commercial milestones for which the acquisition date fair value was $18 million. Cheetah is a leading provider of hemodynamic monitoring technologies. The fair value of the potential contingent consideration payments was estimated by applying a probability-weighted expected payment model for the clinical milestone and a Monte Carlo simulation model for the commercial milestone, which were then discounted to present value. The fair value measurements were based on Level 3 inputs. Refer to Note 17 for additional information regarding fair value measurements.
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

The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired and were not significant. Acquisition and integration costs associated with the acquisition were $3 million in 2019.
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
RECOTHROM and PREVELEAK
On March 16, 2018, we acquired two hemostat and sealant products from Mallinckrodt plc: RECOTHROM Thrombin topical (Recombinant), the first and only stand-alone recombinant thrombin, and PREVELEAK Surgical Sealant, which is used in vascular reconstruction. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The purchase price included an upfront payment of approximately $163 million in 2018. In addition, the purchase price included new and assumed contingent payments in the future related to inventory and technology transfer milestones and net revenue royalty payments with an estimated fair value of $21 million as of the acquisition date. The maximum aggregate amounts payable for the inventory and technology transfer and net revenue royalties were $7 million, $15 million and $143 million, respectively. The fair value of the potential contingent consideration payments was estimated by applying a probability-weighted expected payment model for the inventory and technology transfer payments and a Monte Carlo simulation model for contingent royalty payments, which were then discounted to present value.
The following table summarizes the fair value of consideration transferred:

(in millions)
Cash consideration transferred	$163
Contingent consideration	21
Total consideration	$184
The following table summarizes the fair value of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Accounts receivable, net	$2
Inventory	80
Goodwill	2
Other intangible assets	100
Total assets acquired	$184
The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired. The RECOTHROM and PREVELEAK acquisitions contributed $80 million and $52 million of net sales for the years ended December 31, 2019 and 2018, respectively. Acquisition and integration costs, including incremental cost of sales relating to inventory fair value step-ups, associated with the acquisition were $20 million and $17 million, respectively, in 2019 and 2018.
We allocated $100 million of the total consideration to the RECOTHROM and PREVELEAK developed product rights with a weighted-average useful life of 10 years. The fair value of the intangible assets was determined using the income approach. The discount rates used to measure the RECOTHROM and PREVELEAK intangible assets were 12.5% and 13.0%, respectively. We consider the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.

The goodwill, which is deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits provided to our surgical portfolio of hemostats and sealants, and is included in the Americas segment.
Saudi Arabia Joint Venture
In November 2018, we acquired additional equity to obtain a 51% controlling financial interest of our joint venture in Saudi Arabia that was previously accounted for under the equity method of accounting. The acquisition allows us to increase manufacturing output and utilize the facilities for additional capacity for certain products in the region. Beginning in the fourth quarter of 2018, we consolidated the financial statements of the joint venture with our consolidated financial statements. The results of operations of the joint venture have been included in our consolidated statement of income since the date the business was acquired and were not significant.
The guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. Thus, in connection with the acquisition, the carrying amount of our previously held equity interest in the joint venture was remeasured to fair value at the acquisition date, resulting in a gain in the fourth quarter of 2018 of $24 million, which was included in other (income) expense, net in the consolidated statement of income. The fair value of the equity interest on the acquisition date was $39 million and we consider the fair value to be a Level 3 measurement due to the significant estimates and assumptions used by management in establishing the estimated fair value.
The following table summarizes the fair value of consideration transferred:

(in millions)
Consideration transferred
Cash	$2
Fair value of equity investment	39
Noncontrolling interest	39
Total consideration transferred	$80
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash	$4
Accounts receivable, net	25
Inventories	8
Property, plant and equipment	12
Goodwill	17
Other intangible assets	40
Other non-current assets	2
Short-term debt	(4)
Accounts payable and accrued liabilities	(16)
Other non-current liabilities	(8)
Total assets acquired and liabilities assumed	$80
The goodwill, which is not deductible for tax purposes, includes the value to create a more fully integrated supply chain and go-to-market business model and is included in the EMEA segment.
In connection with the acquisition, we reacquired certain license rights which had provided the joint venture with the exclusive and perpetual rights to manufacture and distribute our products for sale in specified territories. Reacquired license rights with fair values totaling $10 million were assigned a useful life of 12 years. Other amortizable intangible assets consist of customer relationships and have a weighted-average estimated useful life of 10 years.  The intangible assets were valued using the income approach. The discount rates used to measure the reacquired rights and customer relationship intangible assets were 13.0% and 14.0%, respectively. We consider the fair value of each of the acquired intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.
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
Claris Injectables Limited
On July 27, 2017, we acquired 100 percent of Claris, a wholly owned subsidiary of Claris Lifesciences Limited, for total cash consideration of approximately $629 million, net of cash acquired. Through the acquisition, we added capabilities in production of essential generic injectable medicines, such as anesthesia and analgesics, renal, anti-infectives and critical care in a variety of presentations including bags, vials and ampoules.
In the third quarter of 2018, we finalized our valuation of the acquisition date assets acquired and liabilities assumed. The measurement period adjustments in 2018 included a $2 million reduction in property, plant and equipment, a $1 million increase in accounts payable and accrued liabilities and a $2 million increase in other non-current liabilities. These adjustments resulted in a corresponding increase to goodwill of $5 million. The measurement period adjustments did not have a material impact on our results of operations in 2018.
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date for our acquisition of Claris:

(in millions)
Assets acquired and liabilities assumed
Cash	$11
Accounts receivable, net	16
Inventories	30
Prepaid expenses and other current assets	16
Property, plant and equipment	130
Goodwill	296
Other intangible assets	280
Other non-current assets	20
Accounts payable and accrued liabilities	(23)
Other non-current liabilities	(136)
Total assets acquired and liabilities assumed	$640
The results of operations of Claris have been included in our consolidated statement of income since the date the business was acquired. The Claris acquisition contributed $140 million and $57 million, respectively, of net sales for the years ended December 31, 2018 and 2017. Acquisition and integration costs associated with the Claris acquisition were $27 million in 2019, $33 million in 2018 and $28 million in 2017, and were primarily included within SG&A in the consolidated statements of income.
We allocated $280 million of the total consideration to acquired intangible assets. The acquired intangible assets include $140 million of developed technology with a weighted-average useful life of 8 years and $140 million of IPR&D with an indefinite useful life. For the IPR&D, additional R&D will be required prior to technological feasibility.
The fair value of intangible assets was determined using the income approach.  The income approach is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset will generate over its remaining useful life, discounted to present value. The discount rates used to measure the developed technology and IPR&D intangible assets were 12.0% and 13.0%, respectively. We consider the fair value of each of the acquired intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.

The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits to us in the injectables market, and is included in the Americas segment.
In the first quarter of 2018, we settled certain claims with Claris Lifesciences Limited related to the acquired operations and terminated a development agreement with Dorizoe Lifesciences Limited. As a result, we received cash of $73 million in February 2018 and were released from an accrued liability to Claris Lifesciences Limited of $7 million. The total of $80 million is reflected as a benefit within other operating income, net in the 2018 consolidated statement of income.
Other Business Combinations
Total consideration transferred for other acquisitions totaled $10 million, $36 million and $16 million in 2019, 2018 and 2017, respectively, and primarily resulted in the recognition of intangible assets. These acquisitions did not materially affect our results of operations.
We have not presented pro forma financial information for any of the 2019, 2018 or 2017 acquisitions because their results are not material to our consolidated financial statements.
Other Business Development Activities
Celerity Pharmaceuticals, LLC
In September 2013, we entered into an agreement with Celerity Pharmaceutical, LLC (Celerity) to develop certain acute care generic injectable premix and oncolytic molecules through regulatory approval. We transferred our rights in these molecules to Celerity and Celerity assumed ownership and responsibility for development of the molecules. We are obligated to purchase the individual product rights from Celerity if the products obtain regulatory approval. In 2019, 2018 and 2017, we paid $86 million, $72 million and $20 million, respectively, to acquire the rights to various molecules that have received regulatory approval. The payment in 2018 for one of the molecules was based on tentative approval from the U.S. Food and Drug Administration (FDA). Full approval from FDA was received in the third quarter of 2018. We capitalized the purchase prices of products that were purchased upon regulatory approval as intangible assets and are amortizing the assets over their estimated useful lives of 12 years. As of December 31, 2019, our contingent future payments total up to $79 million upon Celerity’s achievement of specified regulatory approvals.
Seprafilm Adhesion Barrier
In December 2019, we entered into a definitive agreement to acquire Seprafilm Adhesion Barrier (Seprafilm) from Sanofi. The transaction closed in February 2020 and we paid approximately $345 million for the acquired assets, subject to a post-close adjustment. Seprafilm is indicated for use in patients undergoing abdominal or pelvic laparotomy as an adjunct intended to reduce the incidence, extent and severity of postoperative adhesions between the abdominal wall and the underlying viscera such as omentum, small bowel, bladder, and stomach, and between the uterus and surrounding structures such as tubes and ovaries, large bowel, and bladder. As the acquisition was completed after December 31, 2019, our consolidated financial statements do not include the financial condition or results of operations of Seprafilm in any of the periods presented herein. We expect that most of the purchase price will be allocated to intangible assets and we are evaluating whether this transaction will be accounted for as an asset acquisition or a business combination.
Other Intangible Acquisitions
During the year ended December 31, 2019, we acquired the rights to multiple products for an aggregate purchase price of $80 million. The purchase prices were capitalized primarily as developed-technology intangible assets and are being amortized over a weighted-average useful of 10 years. Net sales related to these products for the year ended December 31, 2019 were not material.
In January 2020, we acquired the U.S. rights to an additional product for $60 million. The purchase price will be capitalized as a developed-technology intangible asset in the quarter ending March 31, 2020 and will be amortized over its estimated useful life of 11 years.

Other
In addition to the significant arrangements described above, we have entered into several other collaborative arrangements. We could make additional payments of up to $26 million upon the achievement of certain development and regulatory milestones, in addition to future payments related to contingent commercialization milestones, profit-sharing and royalties.
NOTE 5

SUPPLEMENTAL FINANCIAL INFORMATION
Inventories

		As Restated
as of December 31 (in millions)	2019	2018
Raw materials	$377	$367
Work in process	185	207
Finished goods	1,091	1,093
Inventories	$1,653	$1,667
Prepaid Expenses and Other Current Assets

		As Restated
as of December 31 (in millions)	2019	2018
Prepaid value added taxes	$140	$131
Prepaid income taxes	90	79
Other	389	404
Prepaid expenses and other current assets	$619	$614
Property, Plant and Equipment, Net

		As Restated
as of December 31 (in millions)	2019	2018
Land	$148	$142
Buildings and leasehold improvements	1,761	1,703
Machinery and equipment	6,671	6,423
Equipment with customers	1,489	1,364
Construction in progress	591	701
Total property, plant and equipment, at cost	10,660	10,333
Accumulated depreciation	(6,148)	(5,803)
Property, plant and equipment (PP&E), net	$4,512	$4,530
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of December 31, 2019 and 2018 was $87 million and $97 million, respectively. Depreciation expense was $606 million in 2019, $602 million in 2018 and $596 million in 2017.

Other Non-Current Assets

		As Restated
as of December 31 (in millions)	2019	2018
Deferred tax assets	$621	$483
Non-current receivables, net	163	146
Contract assets	68	30
Investments	76	44
Other	141	116
Other non-current assets	$1,069	$819
Accounts Payable and Accrued Liabilities

		As Restated
as of December 31 (in millions)	2019	2018
Accounts payable	$892	$998
Common stock dividends payable	111	101
Employee compensation and withholdings	456	486
Property, payroll and certain other taxes	113	131
Restructuring reserves	83	90
Accrued rebates	208	193
Operating lease liabilities	101	—
Income taxes payable	85	104
Other	640	707
Accounts payable and accrued liabilities	$2,689	$2,810
Other Non-Current Liabilities

		As Restated
as of December 31 (in millions)	2019	2018
Pension and other postretirement benefits	$1,260	$1,087
Deferred tax liabilities	192	215
Long-term tax liabilities	81	77
Interest rate contracts	52	3
Litigation and environmental reserves	30	31
Restructuring reserves	9	11
Other	108	135
Other non-current liabilities	$1,732	$1,559
Interest Expense, net

years ended December 31 (in millions)	2019	2018	2017
Interest costs	$120	$105	$98
Interest costs capitalized	(9)	(12)	(13)
Interest expense	111	93	85
Interest income	(40)	(48)	(30)
Interest expense, net	$71	$45	$55

Other (Income) Expense, net

		As Restated
years ended December 31 (in millions)	2019	2018	2017
Foreign exchange losses (gains), net	$37	$(14)	$63
Gain on sale of investments	(1)	(3)	(3)
Saudi Arabia joint venture gain	—	(24)	—
Venezuela deconsolidation	—	—	33
Pension settlement	755	1	2
Pension and other postretirement benefit plans	(53)	(49)	31
Other, net	(7)	11	7
Other (income) expense, net	$731	$(78)	$133

NOTE 6

GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table is a summary of the activity in goodwill by segment.

(in millions)	Americas	EMEA	APAC	Total
December 31, 2017 (As Restated)	$2,476	$393	$233	$3,102
Additions	15	17	—	$32
Currency translation and other adjustments	(105)	(17)	(10)	$(132)
December 31, 2018 (As Restated)	$2,386	$393	$223	$3,002
Additions	101	10	—	111
Currency translation and other adjustments	(59)	(18)	(6)	(83)
December 31, 2019	$2,428	$385	$217	$3,030
As of December 31, 2019, there were no reductions in goodwill relating to impairment losses.
Other Intangible Assets, Net
The following table is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
December 31, 2019
Gross other intangible assets	$2,309	$464	$173	$2,946
Accumulated amortization	(1,190)	(285)	—	$(1,475)
Other intangible assets, net	$1,119	$179	$173	$1,471
December 31, 2018 (As Restated)
Gross other intangible assets	$2,135	$457	$188	$2,780
Accumulated amortization	(1,117)	(253)	—	$(1,370)
Other intangible assets, net	$1,018	$204	$188	$1,410
Intangible asset amortization expense was $183 million in 2019, $169 million in 2018, and $154 million in 2017. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2019 is $188 million in 2020, $184 million in 2021, $179 million in 2022, $167 million in 2023 and $145 million in 2024.
In the second quarter of 2019, we recognized a $31 million impairment charge related to a developed-technology intangible asset due to a decline in market expectations for the related product. The fair value of the intangible asset was measured using a discounted cash flow approach and the charge is classified within cost of sales in the accompanying consolidated statement of income for the year ended December 31, 2019. We consider the fair value of the asset to be a Level 3 measurement due to the significant estimates and assumptions we used in establishing the estimated fair value.
NOTE 7

DEBT AND CREDIT FACILITIES
Debt Outstanding
At December 31, 2019 and 2018, we had the following debt outstanding:

			As Restated
as of December 31 (in millions)	Effective interest rate in 2019	2019[1]	2018[1]
Variable-rate loan due 2020	1.0%	$313	$310
1.7% notes due 2021	1.9%	398	398
2.4% notes due 2022	2.5%	203	202
0.40% notes due 2024	0.6%	834	—
1.3% notes due in 2025	1.4%	669	684
2.6% notes due 2026	2.7%	746	745
7.65% debentures due 2027	7.7%	5	5
6.625% debentures due 2028	6.7%	98	98
1.3% notes due 2029	1.3%	830	—
6.25% notes due 2037	6.3%	265	265
3.65% notes due 2042	3.7%	6	6
4.5% notes due 2043	4.5%	255	255
3.5% notes due 2046	3.6%	440	439
Finance leases and other	10.0%	62	76
Total debt		5,124	3,483
Current portion		(315)	(2)
Long-term portion		$4,809	$3,481
1Book values include any discounts, premiums and adjustments related to hedging instruments.
Significant Debt Issuances
In May 2017, we issued €600 million of 1.3% senior notes due May 2025. In May 2019, we issued €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029. We have designated these debt instruments as net investment hedges of our European operations. Refer to Note 16 for additional information.
Credit Facilities
In December 2019, we entered into new U.S. and Euro-denominated credit facilities. Our U.S. dollar-denominated revolving credit facility has a capacity of $2.0 billion and our Euro-denominated senior revolving credit facility has a capacity of approximately €200 million. Each of the facilities matures in 2024. As of December 31, 2019, we had €200 million ($224 million) outstanding under our Euro-denominated facility at a 0.91% interest rate and no borrowings outstanding under our U.S. dollar-denominated credit facility. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are 0.09% annually as of December 31, 2019 and are based on our credit ratings and the total capacity of the facility. Prior to entering into these new credit facilities, our previous U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $1.5 billion and €200 million, respectively. Fees under these credit facilities were 0.10% annually as of December 31, 2018 and were based on our credit ratings and the total capacity of the facility. There were no borrowings outstanding under these credit facilities as of December 31, 2018.

We also maintain other credit arrangements, which totaled approximately $200 million as of December 31, 2019 and 2018, respectively. We had $2 million outstanding under these arrangements as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Future Debt Maturities

as of and for the years ended December 31 (in millions)	Debt maturities
2020	$315
2021	402
2022	207
2023	1
2024	842
Thereafter	3,393
Total obligations and commitments	5,160
Discounts, premiums, and adjustments relating to hedging instruments	(36)
Total debt	$5,124

NOTE 8

LEASES
Lessee Activity
We have entered into operating and finance leases primarily for office, manufacturing and R&D facilities, vehicles and equipment. Our leases have remaining terms from one to 25 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from one to 16 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.
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

The components of lease cost for the year ended December 31, 2019 were:

(in millions)	2019
Operating lease cost	$121
Finance lease cost
Amortization of right-of-use assets	5
Interest on lease liabilities	5
Variable lease cost	89
Lease cost	$220
The following table contains supplemental cash flow information related to leases for the year ended December 31, 2019:

(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$119
Operating cash flows from finance leases	4
Financing cash flows from finance leases	4

Right-of-use operating lease assets obtained in exchange for lease obligations	207
There were no material lease transactions that we entered into but have not yet commenced as of December 31, 2019. Supplemental balance sheet information related to leases as of December 31, 2019 includes:

(in millions)	December 31, 2019
Operating leases
Operating lease right-of-use assets	$608

Accounts payable and accrued liabilities	$101
Operating lease liabilities	510
Total operating lease liabilities	$611

Finance leases
Property, plant and equipment, at cost	$63
Accumulated depreciation	(19)
Property, plant and equipment, net	$44

Current maturities of long-term debt and finance lease obligations	$—
Long-term debt and finance lease obligations	54
Total finance lease liabilities	$54
Lease term and discount rates as of December 31, 2019 were:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	10
Finance leases	15
Weighted-average discount rate
Operating leases	2.8%
Finance leases	10.6%

Maturities of operating and finance lease liabilities as of December 31, 2019 were:

(in millions)	Finance Leases	Operating Leases
2020	$7	$112
2021	7	96
2022	7	80
2023	6	67
2024	6	54
Thereafter	78	267
Total minimum lease payments	111	676
Less: imputed interest	(57)	(65)
Present value of lease liabilities	$54	$611
Maturities of operating and finance lease liabilities as of December 31, 2018 were:

	As Restated
(in millions)	Capital Leases	Operating Leases
2019	$7	$123
2020	7	94
2021	8	86
2022	8	72
2023	6	64
Thereafter	88	212
Total minimum lease payments	124	$651
Less: imputed interest	(62)
Present value of lease liabilities	$62
For the years ended December 31, 2018 and 2017, rent expense was $152 million and $155 million, respectively.
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
The components of lease revenue for the year ended December 31, 2019 were:

(in millions)	2019
Sales-type lease revenue	$35
Operating lease revenue	61
Variable lease revenue	85
Total lease revenue	$181
The components of our net investment in sales-type leases as of December 31, 2019 were:

(in millions)	2019
Minimum lease payments	$110
Unguaranteed residual values	11
Net investment in leases	$121

Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets:

(in millions)	December 31, 2019
Accounts receivable, net	$45
Other non-current assets	76
Total	$121
Maturities of sales-type and operating leases as of December 31, 2019 were:

(in millions)	Sales-type Leases	Operating Leases
2020	$45	$61
2021	32	60
2022	22	60
2023	14	33
2024	7	15
Thereafter	1	4
Total minimum lease payments	121	$233
Less: imputed interest	(11)
Present value of minimum lease payments	$110

NOTE 9

COMMITMENTS AND CONTINGENCIES
Refer to Note 4 for information regarding our unfunded contingent payments associated with collaborative and other arrangements.
Indemnifications
During the normal course of business, we make indemnities, commitments and guarantees pursuant to which we may be required to make payments related to specific transactions. Indemnifications include: (i) intellectual property indemnities to customers in connection with the use, sales or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; (iv) indemnities involving the representations and warranties in certain contracts; (v) contractual indemnities related to the separation and distribution as set forth in certain of the agreements entered into in connection with such transactions (including the separation and distribution agreement and the tax matters agreement with Baxalta); and (vi) contractual indemnities for our directors and certain of our executive officers for services provided to or at the request of us. In addition, under our Amended and Restated Certificate of Incorporation, and consistent with Delaware General Corporation Law, we have agreed to indemnify our directors and officers for certain losses and expenses upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. To help address some of these risks, we maintain various insurance coverages. Based on historical experience and evaluation of the agreements, we do not believe that any payments related to our indemnities will have a material impact on our financial condition or results of operations.
Legal Contingencies
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2019 and 2018, our total recorded reserves with respect to legal and environmental matters were $56 million and $46 million, respectively, and there were no related receivables.

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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States, facility. In 2017, we recorded a pre-tax charge of $15 million related to a former location and included that charge within loss from discontinued operations, net of tax, on the consolidated statement of income. As of December 31, 2019 and 2018, our environmental reserves, which are measured on an undiscounted basis, were $18 million and $19 million, respectively. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on our financial position or results of operations.
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
Other
As previously disclosed, in 2008 we recalled our heparin sodium injection products in the United States. Following the recall, more than 1,000 lawsuits alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities, were filed. In January 2019, the last of these cases was settled. In 2019, following the resolution of an insurance dispute, we received cash proceeds of $39 million for our allocation of the insurance proceeds under a settlement and cost-sharing agreement related to the defense of the heparin product liability cases. We recognized a $37 million gain in connection with the resolution of the dispute with the insurer that is classified within other operating income, net on the consolidated statement of income for the year ended December 31, 2019.
In September 2017, Hurricane Maria caused damage to certain of our assets in Puerto Rico and disrupted operations. Insurance, less applicable deductibles and subject to any coverage exclusions, covered the repair or replacement of our assets that suffered loss or damage, and also provided coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In 2017, we recorded $32 million of pre-tax charges related to damages caused by the hurricane, including $11 million related to the impairment of damaged inventory and fixed assets as well as $21 million of idle facility and other costs. These amounts were recorded as a component of cost of sales in the consolidated statement of income for year ended December 31, 2017. In 2019 and 2018, we recognized $100 million and $42 million, respectively, of insurance recoveries related to the previously mentioned asset impairments and idle facility and other costs suffered as a result of the hurricane. These benefits were recorded as a reduction of cost of sales and within other operating income, net on the consolidated statements of income for the years ended December 31, 2019 and 2018. No further insurance recoveries are expected.
NOTE 10

STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Our stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under our employee stock purchase plan. Shares issued relating to our stock-based plans are generally issued out of treasury stock.
As of December 31, 2019, approximately 24 million authorized shares are available for future awards under our stock-based compensation plans.
Stock Compensation Expense
Stock compensation expense was $122 million, $115 million and $107 million in 2019, 2018 and 2017, respectively. The related tax benefit recognized was $70 million in 2019, $61 million in 2018 and $87 million in 2017. Included in the benefit in 2019, 2018 and 2017 were realized excess tax benefits for stock-based compensation of $54 million, $40 million and $56 million, respectively.

Stock compensation expense is recorded at the corporate level and is not allocated to the segments. Approximately 80% of stock compensation expense is classified in SG&A expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2019 and 2018 were not material.
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
The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2019	2018	2017
Expected volatility	19%	18%	19%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	2.5%	2.6%	2.1%
Dividend yield	1.0%	1.0%	1.0%
Fair value per stock option	$15	$13	$10
The following table summarizes stock option activity for the year ended December 31, 2019 and the outstanding stock options as of December 31, 2019.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	25,314	$43.76
Granted	3,801	$75.03
Exercised	(8,043)	$38.52
Forfeited	(596)	$66.91
Expired	(132)	$46.44
Outstanding as of December 31, 2019	20,344	$50.99	6.1	$663,620
Vested or expected to vest as of December 31, 2019	20,029	$50.66	6.0	$660,342
Exercisable as of December 31, 2019	12,945	$41.74	4.9	$542,128
The aggregate intrinsic value in the table above represents the difference between the exercise price and our closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2019, 2018 and 2017 was $272 million, $222 million and $203 million, respectively.
As of December 31, 2019, $55 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.
RSUs
RSUs are granted to employees and non-employee directors. RSUs granted to employees generally vest in one-third increments over a three-year period. RSUs granted to non-employee directors generally vest immediately on the grant date and are issued with a six-month claw-back provision. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the closing price of our common stock on the date of grant.
The following table summarizes nonvested RSU activity for the year ended December 31, 2019.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2019	1,611	$56.45
Granted	537	$75.60
Vested	(740)	$51.82
Forfeited	(134)	$63.90
Nonvested RSUs as of December 31, 2019	1,274	$66.46
As of December 31, 2019, $46 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.7 years. The weighted-average grant-date fair value of RSUs granted in 2019, 2018 and 2017 was $75.60, $67.11 and $55.11, respectively. The fair value of RSUs vested in 2019, 2018 and 2017 was $57 million, $69 million and $88 million, respectively.
PSUs
Our annual equity awards stock compensation program for senior management includes the issuance of PSUs based on adjusted operating margin as well as stock performance relative to our peer group. Fifty percent of the PSUs granted in 2015 were based on return on invested capital (ROIC) instead of adjusted operating margin. The vesting condition for adjusted operating margin or ROIC PSUs is set at the beginning of the year for each tranche of the award during the 3-year service period. Compensation cost for the adjusted operating margin or ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each tranche of the award are established. The fair value of the awards is determined based on the quoted price of our stock on the grant date for each tranche of the award. The compensation cost for adjusted operating margin or ROIC PSUs is adjusted at each reporting date to reflect the estimated vesting outcome.
The fair value for PSUs based on stock performance relative to our peer group is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2019	2018	2017
Baxter volatility	19%	19%	19%
Peer group volatility	18%-113%	16%-53%	16%-54%
Correlation of returns	0.13-0.63	0.16-0.61	0.19-0.58
Risk-free interest rate	2.5%	2.3%	1.6%
Fair value per PSU	$106	$90	$69
Unrecognized compensation cost related to all unvested PSUs of $18 million at December 31, 2019 is expected to be recognized as expense over a weighted-average period of 1.6 years.
The following table summarizes nonvested PSU activity for the year ended December 31, 2019.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2019	913	$63.88
Granted	626	$69.36
Vested	(559)	$46.47
Forfeited	(50)	$77.70
Nonvested PSUs as of December 31, 2019	930	$75.50

Employee Stock Purchase Plan
Nearly all employees are eligible to participate in our employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.
The Baxter International Inc. Employee Stock Purchase Plan provides for 10 million shares of common stock available for issuance to eligible participants, of which approximately three million shares were available for future purchases as of December 31, 2019.
During 2019, 2018, and 2017, we issued approximately 0.7 million, 0.8 million and 0.8 million shares, respectively, under the employee stock purchase plan.
Cash Dividends
Total cash dividends declared per share for 2019, 2018, and 2017 were $0.85, $0.73 and $0.61, respectively.
A quarterly dividend of $0.19 per share ($0.76 on an annualized basis) was declared in February 2019 and was paid in April 2019. Quarterly dividends of $0.22 per share ($0.88 on an annualized basis) were declared in May and July of 2019 and were paid in July and October of 2019, respectively. Our Board of Directors declared a quarterly dividend of $0.22 per share in November of 2019, which was paid in January of 2020.
Stock Repurchase Programs
As authorized by the Board of Directors, we repurchase our stock depending on our cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. We repurchased 16.5 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise for $1.3 billion in cash in 2019, 35.8 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise for $2.5 billion in cash in 2018 and 9.2 million shares under this authority pursuant to Rule 10b5-1 plans for $564 million in cash in 2017. As of December 31, 2018, we recognized a liability within accounts payable and accrued liabilities of $23 million for share repurchases that settled in early January 2019. We had $897 million of purchase authority available as of December 31, 2019.
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
NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, CTA, certain gains and losses from other postretirement benefit (OPEB) plans, gains and losses on cash flow hedges and, prior to 2018, unrealized gains and losses on available-for-sale equity securities. As a result of changes in accounting guidance related to available-for-sale equity securities, the unrealized gains and losses associated with these assets are no longer recognized in AOCI beginning January 1, 2018. The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2019 and 2018.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2018 (as restated)	$(2,868)	$(954)	$(1)	$(3,823)
Adoption of new accounting standard	9	(169)	(1)	(161)
Other comprehensive (loss) income before reclassifications	(95)	(184)	(36)	(315)
Amounts reclassified from AOCI (a)	—	592	(3)	589
Net other comprehensive (loss) income	(95)	408	(39)	274
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)

	As Restated
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for- sale-equity securities	Total
Gains (losses)
Balance as of December 31, 2017	$(2,545)	$(987)	$(10)	$3	$(3,539)
Adoption of new accounting standard	—	—	—	(3)	(3)
Other comprehensive income (loss) before reclassifications	(323)	(23)	(1)	—	(347)
Amounts reclassified from AOCI (a)	—	56	10	—	66
Net other comprehensive (loss) income	(323)	33	9	—	(281)
Balance as of December 31, 2018	$(2,868)	$(954)	$(1)	$—	$(3,823)
(a) See table below for details about these reclassifications.
The following table is a summary of the amounts reclassified from AOCI to net income during the years ended December 31, 2019 and 2018.

	Amounts reclassified from AOCI (a)
		As Restated
(in millions)	2019	2018	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(31)	$(69)	Other (income) expense, net
Settlement charge	(755)	(1)	Other (income) expense, net
	(786)	(70)	Total before tax
Less: Tax effect	194	14	Income tax expense
	$(592)	$(56)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$4	$(12)	Cost of sales
Less: Tax effect	(1)	2	Income tax expense
	$3	$(10)	Net of tax
Total reclassification for the period	$(589)	$(66)	Total net of tax
(a)Amounts in parentheses indicate reductions to net income.
Refer to Note 13 for additional information regarding the amortization of pension and OPEB items and Note 16 for additional information regarding hedging activity.

NOTE 12

BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities through December 31, 2019, we have incurred cumulative pre-tax costs of approximately $980 million related to these actions. The costs consisted primarily of employee termination, implementation costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax cash costs of approximately $50 million through the completion of these initiatives under our current program. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. To the extent further cost savings opportunities are identified, we may incur additional business optimization expenses.
We recorded the following charges related to business optimization programs in 2019, 2018, and 2017:

years ended December 31 (in millions)	2019	2018	2017
Restructuring charges	$134	$117	$70
Costs to implement business optimization programs	45	94	89
Accelerated depreciation	5	9	10
Total business optimization charges	$184	$220	$169
For segment reporting, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the years ended December 31, 2019, 2018 and 2017, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were generally included within cost of sales, SG&A expense and R&D expense.
For the years ended December 31, 2019, 2018 and 2017, we recognized accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded within cost of sales and SG&A expense.
During the years ended December 31, 2019, 2018 and 2017, we recorded the following restructuring charges:

	2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$13	$37	$25	$75
Contract termination and other costs	10	1	—	11
Asset impairments	37	2	9	48
Total restructuring charges	$60	$40	$34	$134
	2018
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$30	$51	$19	$100
Contract termination and other costs	4	6	—	10
Asset impairments	1	6	—	7
Total restructuring charges	$35	$63	$19	$117
	2017
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$22	$39	$(2)	$59
Contract termination and other costs	—	5	—	5
Asset impairments	5	1	—	6
Total restructuring charges	$27	$45	$(2)	$70

The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2016 (As Restated)	$164
Charges	83
Payments	(140)
Reserve adjustments	(19)
Currency translation	24
Liability balance as of December 31, 2017 (As Restated)	112
Charges	126
Payments	(96)
Reserve adjustments	(16)
Currency translation	(25)
Liability balance as of December 31, 2018 (As Restated)	101
Charges	113
Payments	(93)
Reserve adjustments	(27)
Currency translation	(2)
Liability balance as of December 31, 2019	$92
Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.
Substantially all of our restructuring liabilities as of December 31, 2019 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2020.
NOTE 13

PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
We sponsor a number of qualified and nonqualified pension plans for eligible employees. We also sponsor certain unfunded contributory healthcare and life insurance benefits for substantially all domestic retired employees. Newly hired employees in the United States and Puerto Rico are not eligible to participate in the pension plans but receive a higher level of company contributions in the defined contribution plans.
Reconciliation of Pension and Other Postretirement Benefit Plan Obligations, Assets and Funded Status
The benefit plan information in the table below pertains to all of our pension and OPEB plans, both in the United States and in other countries.

	Pension benefits		OPEB
		As Restated
as of and for the years ended December 31 (in millions)	2019	2018	2019	2018
Benefit obligations
Beginning of period	$5,635	$6,182	$211	$235
Service cost	74	87	1	1
Interest cost	172	178	8	7
Participant contributions	4	5	—	—
Actuarial (gain) loss	924	(431)	26	(14)
Benefit payments	(267)	(259)	(18)	(18)
Settlements	(2,550)	(6)	—	—
Curtailment	(13)	(56)	—	—
Foreign exchange and other	(6)	(65)	—	—
End of period	3,973	5,635	228	211
Fair value of plan assets
Beginning of period	4,774	5,261	—	—
Actual return on plan assets	939	(237)	—	—
Employer contributions	69	51	18	18
Participant contributions	4	5	—	—
Benefit payments	(267)	(259)	(18)	(18)
Settlements	(2,550)	(6)	—	—
Foreign exchange and other	4	(41)	—	—
End of period	2,973	4,774	—	—
Funded status at December 31	$(1,000)	$(861)	$(228)	$(211)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$77	$60	$—	$—
Current liability	(25)	(25)	(20)	(20)
Noncurrent liability	(1,052)	(896)	(208)	(191)
Net liability recognized at December 31	$(1,000)	$(861)	$(228)	$(211)
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of our pension plans was $3.7 billion and $5.4 billion at the 2019 and 2018 measurement dates, respectively.
The information in the funded status table above represents the totals for all of our pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

		As Restated
as of December 31 (in millions)	2019	2018
ABO	$3,240	$4,981
Fair value of plan assets	$2,339	$4,246
The following table presents information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets and are therefore also included in the table directly above).

		As Restated
as of December 31 (in millions)	2019	2018
PBO	$3,688	$5,386
Fair value of plan assets	$2,611	$4,465
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2020	$86	$20
2021	104	18
2022	118	17
2023	132	17
2024	149	16
2024 through 2028	917	71
Total expected net benefit payments for next 10 years	$1,506	$159
The expected net benefit payments above reflect the total net benefits expected to be paid from the plans’ assets (for funded plans) or from our assets (for unfunded plans). The federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act are not expected to be significant.
Amounts Recognized in AOCI
The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future. For active employees, we utilize the average future working lifetime as the amortization period for prior service. For inactive employees, we utilize the average remaining life expectancy as the amortization period for prior service.
The following table is a summary of the pre-tax losses included in AOCI at December 31, 2019 and December 31, 2018.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$1,025	$(41)
Prior service credit and transition obligation	(9)	(59)
Total pre-tax loss recognized in AOCI at December 31, 2019	$1,016	$(100)
Actuarial loss (gain)	$1,607	$(79)
Prior service credit and transition obligation	(10)	(74)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2018 (As Restated)	$1,597	$(153)
Refer to Note 11 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

		As Restated
Year ended December 31 (in millions)	2019	2018	2017
Gain (loss) arising during the year, net of tax expense (benefit) of $(64) in 2019, $(4) in 2018 and $25 in 2017	$(184)	$(22)	$32
Amortization of loss to earnings, net of tax benefit of $6 in 2019, $14 in 2018 and $35 in 2017	25	55	102
Settlement charge, net of tax benefit of $188 in 2019	$567	$—	$—
Pension and other employee benefits gain	$408	$33	$134
In 2019, OCI activity for pension and OPEB plans was primarily related to the U.S. pension settlement charge, further discussed below, and actuarial gains and losses. In 2018 and 2017, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses.

Amounts Expected to be Amortized from AOCI to Net Periodic Benefit Cost in 2020
With respect to the AOCI balance at December 31, 2019, the following table is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2020.

(in millions)	Pension benefits	OPEB
Actuarial loss/(gain)	$78	$(4)
Prior service credit and transition obligation	(1)	(14)
Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2020	$77	$(18)
Net Periodic Benefit Cost – Continuing Operations

		As Restated
Year ended December 31 (in millions)	2019	2018	2017
Pension benefits
Service cost	$74	$87	$91
Interest cost	172	178	180
Expected return on plan assets	(264)	(303)	(291)
Amortization of net losses and other deferred amounts	58	94	163
Settlement charges	755	1	2
Other	—	—	(2)
Net periodic pension benefit cost	$795	$57	$143
OPEB
Service cost	$1	$1	$1
Interest cost	8	7	7
Amortization of net losses and prior service credit	(27)	(25)	(26)
Net periodic OPEB cost	$(18)	$(17)	$(18)
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2019	2018	2019	2018
Discount rate
U.S. and Puerto Rico plans	3.44%	4.31%	3.16%	4.20%
International plans	1.34%	2.02%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.68%	3.66%	n/a	n/a
International plans	3.03%	3.08%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.75%	7.00%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2027	2027
The assumptions above, which were used in calculating the December 31, 2019 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2020.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2019	2018	2017	2019	2018	2017
Discount rate
U.S. and Puerto Rico plans	4.18%	3.60%	4.09%	4.20%	3.51%	3.89%
International plans	2.02%	2.02%	2.03%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	6.29%	6.25%	6.50%	n/a	n/a	n/a
International plans	5.45%	5.58%	5.77%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.66%	3.42%	3.75%	n/a	n/a	n/a
International plans	3.08%	3.05%	3.11%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.75%	7.00%	6.25%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2027	2027	2023
We established the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on our asset allocation), as well as an analysis of current market and economic information and future expectations. We plan to use a 6.50% assumption for our U.S. and Puerto Rico plans for 2020.
Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial losses in 2019 and gains in 2018 related to plan benefit obligations were primarily the result of changes in discount rates.
Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan
The effect of a one-percent change in the assumed healthcare cost trend rate on the service and interest cost components of OPEB cost as well as the OPEB obligation were not significant for 2019 or 2018, respectively.
Pension Plan Assets
An investment committee of members of senior management is responsible for supervising, monitoring and evaluating the invested assets of our funded pension plans. The investment committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, use of derivatives, the relationship between plan assets and benefit obligations, and other relevant factors and considerations.
The investment committee’s policies and procedures include the following:
•Ability to pay all benefits when due;
•Targeted long-term performance expectations relative to applicable market indices, such as Russell, MSCI EAFE, and other indices;
•Targeted asset allocation percentage ranges (summarized below), and periodic reviews of these allocations;
•Diversification of assets among third-party investment managers, and by geography, industry, stage of business cycle and other measures;
•Specified investment holding and transaction prohibitions (for example, private placements or other restricted securities, securities that are not traded in a sufficiently active market, short sales, certain derivatives, commodities and margin transactions);
•Specified portfolio percentage limits on holdings in a single corporate or other entity (generally 5% at time of purchase, except for holdings in U.S. government or agency securities);

•Specified average credit quality for the fixed-income securities portfolio (at least A- by Standard & Poor’s or A3 by Moody’s);
•Specified portfolio percentage limits on foreign holdings; and
•Periodic monitoring of investment manager performance and adherence to the investment committee’s policies.
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
Plan assets are managed in a balanced portfolio comprised of two major components: return-seeking investments and liability hedging investments. The target allocations for plan assets are 53% in return-seeking investments and 47% in liability hedging investments and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations depending on the investment type. Return-seeking investments primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, hedge funds, and partnership investments. Liability hedging investments and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, derivative contracts and asset-backed securities.
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
The following tables summarize our pension plan financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV
Assets
Fixed income securities
Cash and cash equivalents	$224	$72	$152	$—	$—
U.S. government and government agency issues	452	—	452	—	—
Corporate bonds	352	—	352	—	—
Equity securities
Common stock:
Large cap	231	231	—	—	—
Mid cap	158	158	—	—	—
Small cap	37	37	—	—	—
Total common stock	426	426	—	—	—
Mutual funds	442	189	253	—	—
Common/collective trust funds	668	19	272	—	377
Partnership investments	333	—	—	—	333
Other holdings	76	8	58	10	—
Collateral held on loaned securities	9	—	9	—	—
Liabilities
Collateral to be paid on loaned securities	(9)	(9)	—	—	—
Fair value of pension plan assets	$2,973	$705	$1,548	$10	$710

	As Restated
		Basis of fair value measurement
(in millions)	Balance at December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV
Assets
Fixed income securities
Cash and cash equivalents	$145	$21	$124	$—	$—
U.S. government and government agency issues	735	—	735	—	—
Corporate bonds	1,127	—	1,127	—	—
Equity securities
Common stock:
Large cap	541	541	—	—	—
Mid cap	298	298	—	—	—
Small cap	91	91	—	—	—
Total common stock	930	930	—	—	—
Mutual funds	356	135	221	—	—
Common/collective trust funds	919	—	210	—	709
Partnership investments	390	—	—	—	390
Other holdings	172	11	151	10	—
Collateral held on loaned securities	196	—	196	—	—
Liabilities
Collateral to be paid on loaned securities	(196)	(34)	(162)	—	—
Fair value of pension plan assets	$4,774	$1,063	$2,602	$10	$1,099
The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Total	Common/collective trust funds	Other holdings
Balance at December 31, 2017	$18	$8	$10
Transfers out	(8)	(8)	—
Balance at December 31, 2018	10	—	10
Purchases	—	—	—
Balance at December 31, 2019	$10	$—	$10

The assets and liabilities of our pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager

Common/collective trust funds	Values are based on the net asset value of the units held at year end

Partnership investments	Values are based on the net asset value of the participation by us in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings	The value of these assets vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

Collateral held on loaned securities	Values are based on the net asset value per unit of the fund in which the collateral is invested

Collateral to be paid on loaned securities	Values are based on the fair value of the underlying securities loaned on the valuation date
Expected Pension and OPEB Plan Funding
Our funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by us, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. We have no obligation to fund our principal plans in the United States in 2020. We continually reassess the amount and timing of any discretionary contributions. In 2020, we expect to make contributions of at least $5 million to our Puerto Rico pension plan and $41 million to our foreign pension plans. We expect to have net cash outflows relating to our OPEB plan of approximately $20 million in 2020.
The following table details the funded status percentage of our pension plans as of December 31, 2019, including certain plans that are unfunded in accordance with the guidelines of our funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2019 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$2,060	n/a	$913	n/a	$2,973
PBO	2,278	$243	1,001	$451	3,973
Funded status percentage	90%	n/a	91%	n/a	75%
Pension Annuitization
As part of our continued effort to reduce pension plan obligations, we transferred approximately $2.4 billion of U.S. qualified pension plan liabilities to an insurance company through the purchase of a group annuity contract in October 2019. As a result of this transaction, we recognized a non-cash pretax pension settlement charge of $755 million in the fourth quarter of 2019.

Pension Plan Amendments and Other Events
In January 2018, we announced changes to our U.S. pension plans.  We spun off the assets and liabilities of the qualified plan attributable to current employees into a new plan and will freeze the pay and service amounts used to calculate pension benefits for active participants in the U.S. pension plans as of December 31, 2022. The assets and liabilities attributable to retired and former company employees remained with the original qualified plan. Years of additional service earned and eligible compensation received after December 31, 2022 will not be included in the determination of the benefits payable to participants. These changes resulted in a $57 million decline in the PBO upon the effective date of the changes. As a result of these changes, net periodic pension and OPEB expense decreased in 2019 and 2018.
U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. We recognized expense of $53 million in 2019, $50 million in 2018 and $45 million in 2017 related to contributions to this plan.
NOTE 14

INCOME TAXES
Income from Continuing Operations Before Income Tax Expense by Category

		As Restated
years ended December 31 (in millions)	2019	2018	2017
United States	$(586)	$7	$(320)
International	1,556	1,610	1,420
Income from continuing operations before income taxes	$970	$1,617	$1,100
Income Tax Expense Related to Continuing Operations

		As Restated
years ended December 31 (in millions)	2019	2018	2017
Current
United States
Federal	$8	$21	$8
State and local	3	(1)	11
International	258	308	261
Current income tax expense	269	328	280
Deferred
United States
Federal	(140)	(228)	230
State and local	(29)	—	1
International	(141)	(35)	(20)
Deferred income tax expense (benefit)	(310)	(263)	211
Income tax expense (benefit)	$(41)	$65	$491

Deferred Tax Assets and Liabilities

		As Restated
as of December 31 (in millions)	2019	2018
Deferred tax assets
Accrued liabilities and other	$209	$227
Pension and other postretirement benefits	258	222
Tax credit and net operating loss carryforwards	928	862
Swiss tax reform net asset basis step-up	159	—
Operating lease liabilities	153	—
Valuation allowances	(420)	(310)
Total deferred tax assets	1,287	1,001
Deferred tax liabilities
Subsidiaries’ unremitted earnings	57	43
Long-lived assets and other	649	690
Operating lease right-of-use assets	152	—
Total deferred tax liabilities	858	733
Net deferred tax asset	$429	$268
At December 31, 2019, we had U.S. state operating loss carryforwards totaling $1.1 billion, U.S. federal operating loss carryforwards totaling $58 million and tax credit carryforwards totaling $410 million, which includes a U.S. foreign tax credit carryforward of $395 million. The U.S. federal and state operating loss carryforwards expire between 2020 and 2038 and the tax credits expire between 2020 and 2038.
At December 31, 2019, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $1.3 billion and foreign tax credit carryforwards totaling $49 million. The foreign operating loss carryforwards expire between 2020 and 2031 with $814 million having no expiration date. The foreign tax credits expire between 2021 and 2027 with $48 million having no expiration date.
Realization of these operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $420 million and $310 million was recognized as of December 31, 2019 and 2018, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration. After evaluating the 2017 Tax Act and related U.S. Treasury Regulations, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss balance plus other recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $180 million and $175 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2019 and 2018, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
As a result of Swiss tax reform legislation enacted during 2019, we recognized an $863 million net asset basis step-up that is amortizable as a tax deduction ratably over tax years 2025 through 2029. The net asset basis step-up resulted in a $159 million deferred tax asset. We expect to realize some, but not all, of the Swiss deferred tax assets based principally on expected future earnings generated by the Swiss subsidiary during the period in which the tax basis will be amortized. Therefore, a valuation allowance of $69 million was recognized on the Swiss deferred tax assets as of December 31, 2019, resulting in a net deferred tax benefit of $90 million for the year ended December 31, 2019.

Income Tax Expense (Benefit) Reconciliation

		As Restated
years ended December 31 (in millions)	2019	2018	2017
Income tax expense at U.S. statutory rate	$204	$340	$383
Tax incentives	(140)	(161)	(139)
State and local taxes, net of federal benefit	(17)	5	(6)
Impact of foreign taxes	65	122	(41)
Swiss tax reform net asset basis step-up	(159)	—	—
Deferred tax revaluation due to 2017 Tax Act and foreign tax reform	(19)	(8)	(283)
Transition tax due to 2017 Tax Act	(16)	(5)	529
U.S. valuation allowance due to 2017 Tax Act	—	(194)	339
Other valuation allowances	110	21	(6)
Stock compensation windfall tax benefits	(54)	(40)	(56)
Foreign tax credits	—	—	(246)
Research and development tax credits	(13)	(17)	(5)
Other, net	(2)	2	22
Income tax expense (benefit)	$(41)	$65	$491
In the above reconciliation, the 2017 income tax expense associated with deferred tax revaluation, the transition tax and the U.S. valuation allowance, all of which result directly or indirectly from the enactment of the 2017 Tax Act, included, or were, provisional amounts. In 2018, we completed our one-year measurement period adjustments to the 2017 Tax Act provisional amounts in accordance with SAB 118. In addition, the tax impact of non-deductible corrections of misstatements related to foreign exchange gains and losses for the years ended December 31, 2018 and 2017 is included above within the impact of foreign taxes.
The 2017 Tax Act reduced the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, upon its enactment in 2017, we remeasured our deferred tax assets and liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a SAB 118 provisional deferred tax benefit of $283 million to reflect the reduced U.S. tax rate and other effects of the 2017 Tax Act. In 2018, we collected all of the necessary data to complete our analysis of the effect of the 2017 Tax Act on the remeasurement of the underlying deferred taxes and recognized an additional deferred tax benefit of $8 million.
The 2017 Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recognized a $529 million provisional charge in 2017 for that one-time transitional tax, the majority of which was non-cash. This charge was inclusive of relevant non-U.S. withholding taxes and U.S. state income taxes on the portion of the earnings expected to be repatriated. In 2018, after further study of the 2017 Tax Act and related U.S. Treasury Regulations, and further analysis of historical earnings and profits and tax pools, as well as refinements of the cash portion of the charge, which was provisional due to certain foreign subsidiaries with non-calendar tax year-ends, we reduced our one-time transitional tax expense by $5 million.
Additionally, the 2017 Tax Act changed the rules that enabled taxpayers to generate foreign source income related to export sales that were eligible to utilize foreign tax credits. Consequently, we did not believe in 2017 that it would be more likely than not that we would be able to utilize our existing foreign tax credit deferred tax assets within the applicable carryforward periods. As such, a provisional $339 million U.S. valuation allowance was recognized in respect of our foreign tax credit deferred tax assets in accordance with SAB118. After studying the 2017 Tax Act and related U.S. Treasury Regulations and evaluating any elections or other opportunities that may be available, we currently expect to be able to realize some, but not all, of the foreign tax credit deferred tax assets up to our overall domestic loss (ODL) balance plus recurring and non-recurring foreign inclusions. Accordingly, we reduced our provisional foreign tax credit deferred tax asset valuation allowance and recognized a 2018 benefit of $194 million.

Our tax provisions for 2019 and 2018 do not include any tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. While we are not expecting to be subject to a tax charge under the 2017 Tax Act GILTI provisions in the near term, our accounting policy is to recognize this charge as a period cost.

The enactment of the 2017 Tax Act created a territorial tax system that allows companies to repatriate certain foreign earnings without incurring additional U.S. federal tax by providing for a 100% dividend exemption. Under the dividend-exemption provision, 100% of the foreign-source portion of dividends paid by certain foreign corporations to a U.S. corporate stockholder are exempt from U.S. federal taxation. As a result of the U.S. change to a territorial tax system and the incurrence of the one-time transition tax charge, we plan to repatriate our foreign earnings that were previously considered indefinitely reinvested with the exception of approximately $192 million of accumulated earnings as of December 31, 2019 related to one of our foreign operations. Additional withholding taxes of $19 million would be incurred if such earnings were remitted currently.
In 2019, Switzerland and India enacted tax reform legislation that had a material impact on our effective tax rate. We recognized a deferred tax benefit of $90 million to reflect a tax basis step-up, net of a valuation allowance, partially offset by a $5 million deferred tax revaluation to reflect an increase in the statutory tax rate, under the newly enacted Swiss tax laws. We also recognized a net deferred tax benefit of $24 million associated with deferred tax revaluation in India to reflect a decrease in the statutory tax rate. Our effective tax rate was also favorably impacted by $57 million in 2019 related to a notional interest deduction on the share capital of a foreign subsidiary. The gross tax benefit of the deduction is included in the table above within impact of foreign taxes and the portion not expected to be realized is included within other valuation allowances.
Unrecognized Tax Benefits
We classify interest and penalties associated with income taxes in income tax expense (benefit) within the consolidated statements of income. Net interest and penalties recognized were not significant during 2019, 2018 and 2017. The liability recognized related to interest and penalties was $21 million and $22 million as of December 31, 2019 and 2018, respectively. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate are $70 million, $84 million and $88 million as of December 31, 2019, 2018 and 2017, respectively.
The following table is a reconciliation of our unrecognized tax benefits, including those related to discontinued operations, for the years ended December 31, 2019, 2018 and 2017.

as of and for the years ended (in millions)	2019	2018	2017
Balance at beginning of the year	$127	$108	$82
Increase associated with tax positions taken during the current year	8	33	33
Increase (decrease) associated with tax positions taken during a prior year	(3)	13	2
Settlements	(20)	(5)	(6)
Decrease associated with lapses in statutes of limitations	(1)	(22)	(3)
Balance at end of the year	$111	$127	$108
Of the gross unrecognized tax benefits, $62 million and $68 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2019 and 2018, respectively. We have recognized net indemnification receivables from Baxalta in the amount of $6 million, $6 million and $13 million as of December 31, 2019, 2018 and 2017, respectively, related to the unrecognized tax benefits for which we are the primary obligor but economically relate to Baxalta operations.
Tax Incentives
We have received tax incentives in Puerto Rico, Switzerland, Dominican Republic, Costa Rica and certain other tax jurisdictions outside the United States. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share from continuing operations by $0.27 in 2019, $0.29 in 2018, and $0.25 in 2017. The above grants provide that our manufacturing operations are and will be partially exempt from local taxes with varying expirations from 2025 to 2027.

Examinations of Tax Returns
As of December 31, 2019, we had ongoing audits in the United States, Germany, Sweden, Belgium and other jurisdictions. During 2019, Baxter obtained a settlement in a transfer pricing Competent Authority proceeding, covering the period from 2009 through 2013, between the U.S. and Switzerland.  Tax years 2009 and forward remain under examination by the IRS while additional Competent Authority proceedings take place.  We believe that it is reasonably possible that our gross unrecognized tax benefits will be reduced within the next 12 months by $27 million. While the final outcome of these matters is inherently uncertain, we believe we have made adequate tax provisions for all years subject to examination.
NOTE 15

EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is either net income, income from continuing operations, or loss from discontinued operations. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.
The following table is a reconciliation of income from continuing operations to net income attributable to Baxter stockholders.

years ended December 31(in millions)	2019	2018	2017
Income from continuing operations	$1,011	$1,552	$609
Less: Income from continuing operations attributable to noncontrolling interests	$10	$—	$—
Income from continuing operations attributable to Baxter stockholders	$1,001	$1,552	$609
Loss from discontinued operations attributable to Baxter stockholders	$—	$(6)	$(7)
Net income attributable to Baxter stockholders	$1,001	$1,546	$602
The following table is a reconciliation of basic shares to diluted shares.

years ended December 31(in millions)	2019	2018	2017
Basic shares	509	534	543
Effect of dilutive securities	10	12	12
Diluted shares	519	546	555
The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 4 million, 3 million, and 2 million equity awards in 2019, 2018, and 2017, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 10 for additional information regarding items impacting basic shares.
NOTE 16

FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
Accounts Receivable Sales
For accounts receivable originated in Japan, we have entered into agreements with financial institutions in which the entire interest in and ownership of the receivable is sold. We continue to service the receivables in this arrangement. Servicing assets or liabilities are not recognized because we receive adequate compensation to service the sold receivables. The Japanese arrangement includes limited recourse provisions, which are not material.

The following is a summary of the activity relating to the arrangement.

		As Restated
as of and for the years ended December 31 (in millions)	2019	2018	2017
Sold receivables at beginning of year	$69	$70	$67
Proceeds from sales of receivables	$292	$267	$270
Cash collections (remitted to the owners of the receivables)	$(282)	$(270)	$(270)
Effect of foreign exchange rate changes	$—	$2	$3
Sold receivables at end of year	$79	$69	$70

The net losses relating to the sales of accounts receivable were immaterial for each year.
Concentrations of Credit Risk
We invest excess cash in certificates of deposit or money market funds and diversify the concentration of cash among different financial institutions. With respect to financial instruments, where appropriate, we have diversified our selection of counterparties, and have arranged collateralization and master-netting agreements to minimize the risk of loss.
Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. Global economic conditions, governmental actions and customer-specific factors may require us to re-evaluate the collectability of our receivables and we could potentially incur additional credit losses. These conditions may also impact the stability of the Euro.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $617 million and $706 million as of December 31, 2019 and 2018, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at December 31, 2019 is 12 months for foreign exchange contracts. The total notional amounts of interest rate contracts designated as cash flow hedges were $550 million and $150 million as of December 31, 2019 and 2018, respectively. The interest rate contracts have maturity dates in 2022 and hedge the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of December 31, 2019 and 2018.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances are recorded as a component of AOCI. As of December 31, 2019, we had an accumulated pre-tax unrealized translation loss in AOCI of $21 million related to the Euro-denominated senior notes.
In May 2019, we entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency rates on €1.2 billion of our net investment in our European operations. Those hedges were entered into in advance of the issuance of our senior notes mentioned above, were settled in the second quarter of 2019 and resulted in an insignificant loss.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. There were no cash flow hedge dedesignations in 2019, 2018 or 2017 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated in 2019 or 2017. In 2018, we terminated our interest rate fair value hedges and the cumulative fair value adjustment to the hedged item was insignificant.
If we terminate a net investment hedge, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In 2019, we dedesignated €1.2 billion of forward contracts designated as a net investment hedge of our European operations. There were no net investment hedge dedesignations in 2018 or 2017.
Undesignated Derivative Instruments
We use forward contracts to hedge foreign exchange gains and losses relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $619 million and $487 million as of December 31, 2019 and 2018, respectively.

Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following table summarizes the income statement locations and gains and losses on our hedging instruments for the years ended December 31, 2019, 2018, and 2017.

(in millions)	Gain (loss) recognized in OCI			Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
			As Restated
	2019	2018	2017		2019	2018	2017
Cash flow hedges
Interest rate contracts	$(37)	$(3)	$(3)	Interest expense, net	$—	$—	$—
Foreign exchange contracts	(9)	3	(24)	Cost of sales	4	(12)	(8)
Net investment hedges	12	32	(65)	Other (income) expense, net	—	—	—
Total	$(34)	$32	$(92)		$4	$(12)	$(8)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
			As Restated
(in millions)		2019	2018	2017
Fair value hedges
Interest rate contracts	Interest expense, net	$—	$(4)	$(3)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(17)	$—	$(37)
For our fair value hedges, equal and offsetting gains of $4 million and $3 million were recognized in interest expense, net as an adjustment to the underlying hedged items, fixed-rate debt, in 2018 and 2017, respectively.
The following table summarizes net-of-tax activity in AOCI, a component of stockholders’ equity, related to our cash flow hedges.

as of and for the year ended December 31 (in millions)	2019	2018	2017
Accumulated other comprehensive income (loss) balance at beginning of year	$(1)	$(10)	$3
Adoption of new accounting standard	(1)	—	—
(Loss) gain in fair value of derivatives during the year	(36)	(1)	(18)
Amount reclassified to earnings during the year	(3)	10	5
Accumulated other comprehensive income (loss) balance at end of year	$(41)	$(1)	$(10)
As of December 31, 2019, $6 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2019.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other non-current assets	$10	Other non-current liabilities	$52
Foreign exchange contracts	Prepaid expenses and other current assets	10	Accounts payable and accrued liabilities	—
Foreign exchange contracts	Other non-current assets	—	Other non-current liabilities	—
Total derivative instruments designated as hedges		20		52
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	1	Accounts payable and accrued liabilities	2
Total derivative instruments		$21		$54
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

	December 31, 2019		December 31, 2018
			As Restated
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheets	$21	$54	$25	$6
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheets	(11)	(11)	(3)	(3)
Total	$10	$43	$22	$3
The following table presents the amounts recorded on the consolidated balance sheets related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of December 31, 2019	Balance as of December 31, 2018	Balance as of December 31, 2019	Balance as of December 31, 2018
Long-term debt	$103	$103	$6	$7
(a) These fair value hedges were terminated prior to December 31, 2018.

NOTE 17

FAIR VALUE MEASUREMENTS
The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels:
•Level 1 — Quoted prices in active markets that we have the ability to access for identical assets or liabilities;
•Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market; and
•Level 3 — Valuations using significant inputs that are unobservable in the market and include the use of judgment by management about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Interest rate contracts	10	—	10	—
Marketable equity securities	3	3	—	—
Total	$24	$3	$21	$—
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Interest rate contracts	52	—	52	—
Contingent payments related to acquisitions	39	—	—	39
Total	$93	$—	$54	$39

	As Restated
		Basis of fair value measurement
(in millions)	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$25	$—	$25	$—
Marketable equity securities	3	3	—	—
Total	$28	$3	$25	$—
Liabilities
Foreign exchange contracts	$3	$—	$3	$—
Interest rate contracts	3	—	3	—
Contingent payments related to acquisitions	32	—	—	32
Total	$38	$—	$6	$32
As of December 31, 2019 and 2018, cash and cash equivalents of $3.3 billion and $1.8 billion, respectively, included money market and other short-term funds of approximately $1.7 billion and $169 million, respectively, which are considered Level 2 in the fair value hierarchy.
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
Contingent payments related to acquisitions, which consist of milestone payments and sales-based payments, are valued using discounted cash flow techniques. The fair value of milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or the expected timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increases or the expected timing of payment is accelerated. The following table is a reconciliation of our recurring fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions.

as of and for the years ended December 31 (in millions)	2019	2018
Fair value at beginning of period	$32	$9
Additions	18	24
Change in fair value recognized in earnings	(4)	—
Payments	(7)	(1)
Fair value at end of period	$39	$32
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $73 million and $41 million at December 31, 2019 and 2018, respectively.  These amounts are included in Other non-current assets.
Fair Values of Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the consolidated balance sheets and the estimated fair values.

	Book values		Fair values(a)
		As Restated		As Restated
as of December 31 (in millions)	2019	2018	2019	2018
Liabilities
Short-term debt	$226	$2	$226	$2
Current maturities of long-term debt and finance lease obligations	315	2	315	2
Long-term debt and finance lease obligations	4,809	3,481	5,156	3,469
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
NOTE 18

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

Financial information for our segments is as follows:

		As Restated
for the years ended December 31 (in millions)	2019	2018	2017
Net sales:
Americas	$6,094	$5,951	$5,718
EMEA	2,968	2,946	2,752
APAC	2,300	2,202	2,114
Total net sales	$11,362	$11,099	$10,584
Operating income:
Americas	$2,374	$2,411	$2,238
EMEA	652	666	562
APAC	549	532	510
Total segment operating income	$3,575	$3,609	$3,310
Depreciation Expense:
Americas	$255	$229	$231
EMEA	149	158	149
APAC	85	95	84
Corporate and other	117	120	132
Total depreciation expense	$606	$602	$596
Capital expenditures:
Americas	$325	$296	$269
EMEA	143	140	141
APAC	98	122	95
Corporate and other	120	134	101
Total capital expenditures	$686	$692	$606
The following table is a reconciliation of segment operating income to income from continuing operations before income taxes per the consolidated statements of income.

		As Restated
for the years ended December 31 (in millions)	2019	2018	2017
Total segment operating income	$3,575	$3,609	$3,310
Corporate and other	(1,803)	(2,025)	(2,022)
Total operating income	1,772	1,584	1,288
Net interest expense	71	45	55
Other (income) expense, net	731	(78)	133
Income from continuing operations before income taxes	$970	$1,617	$1,100
Geographic information

		As Restated
for the years ended December 31 (in millions)	2019	2018	2017
Net sales:
United States	$4,826	$4,723	$4,510
Latin America and Canada	1,268	1,228	1,208
Total Americas	$6,094	$5,951	$5,718
EMEA	2,968	2,946	2,752
APAC	2,300	2,202	2,114
Total net sales	$11,362	$11,099	$10,584

		As Restated
as of December 31 (in millions)	2019	2018
PP&E and operating lease right-of-use assets, net:
United States	$1,889	$1,786
EMEA	1,447	1,204
APAC	959	892
Latin America and Canada	825	648
Consolidated PP&E and operating lease right-of-use assets, net	$5,120	$4,530

NOTE 19

QUARTERLY FINANCIAL DATA (UNAUDITED)

	As Restated
years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter¹	Full year
2019
Net sales	$2,638	$2,834	$2,851	$3,039	$11,362
Gross margin	1,080	1,153	1,230	1,298	4,761
Net income (loss) attributable to Baxter stockholders	342	313	369	(23)	1,001
Earnings (loss) per share
Basic	0.67	0.61	0.72	(0.05)	1.97
Diluted	0.66	0.60	0.71	(0.05)	1.93
Cash dividends declared per share	0.190	0.220	0.220	0.220	0.850
Market price per share
High	81.31	82.41	89.78	88.45	89.78
Low	64.48	73.44	81.40	76.70	64.48

	As Restated			As Restated
	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
2018
Net sales	$2,692	$2,813	$2,761	$2,833	$11,099
Gross margin	1,121	1,223	1,232	1,183	4,759
Income from continuing operations	382	341	518	311	1,552
Earnings per share from continuing operations
Basic	0.71	0.64	0.97	0.59	2.91
Diluted	0.69	0.62	0.95	0.58	2.84
Loss from discontinued operations, net of tax	—	—	—	(6)	(6)
Loss per share from discontinued operations
Basic	—	—	—	(0.01)	(0.01)
Diluted	—	—	—	(0.01)	(0.01)
Net income	382	341	518	305	1,546
Earnings per share
Basic	0.71	0.64	0.97	0.58	2.90
Diluted	0.69	0.62	0.95	0.57	2.83
Cash dividends declared per share	0.160	0.190	0.190	0.190	0.730
Market price per share
High	72.26	75.41	77.75	77.80	77.80
Low	62.56	63.43	70.71	61.45	61.45

¹Results for the fourth quarter and full year of 2019 include a $755 million pre-tax charge related to the annuitization of a portion of our U.S. pension plan.
We are presenting herein restated unaudited condensed consolidated financial information for each quarterly and year-to-date interim period within the six months ended June 30, 2019 and the year ended December 31, 2018, except for the three and nine months ended September 30, 2018. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information and refer to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed on March 17, 2020, for information about the restatement of our unaudited interim financial statements for the three and nine months ended September 30, 2018.
The amounts as previously reported for the quarters ended June 30, 2019 and March 31, 2019 were derived from our Quarterly Reports on Form 10-Q filed on July 30, 2019 and May 8, 2019, respectively. The amounts as previously reported for the quarter ended December 31, 2018 were derived from our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 21, 2019. The amounts as previously reported as of September 30, 2018 and for the quarters and year-to-date interim periods ended June 30, 2018 and March 31, 2018 were derived from our Quarterly Reports on Form 10-Q filed on November 5, 2018, August 6, 2018 and May 9, 2018, respectively. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (g).

Baxter International Inc.
Condensed Consolidated Balance Sheets
(in millions, except per share)

	As Restated
	June 30, 2019	March 31, 2019
Current assets:
Cash and cash equivalents	$2,934	$1,902
Accounts receivable, net	1,897	1,801
Inventories	1,756	1,743
Prepaid expenses and other current assets	642	614
Total current assets	7,229	6,060
Property, plant and equipment, net	4,485	4,476
Goodwill	2,937	2,929
Other intangible assets, net	1,363	1,440
Operating lease right-of-use assets	595	513
Other non-current assets	894	823
Total assets	$17,503	$16,241
Current liabilities:
Short-term debt	$2	$796
Current maturities of long-term debt and finance lease obligations	2	2
Accounts payable and accrued liabilities	2,553	2,478
Total current liabilities	2,557	3,276
Long-term debt and finance lease obligations	5,157	3,451
Operating lease liabilities	496	417
Other non-current liabilities	1,490	1,504
Total liabilities	9,700	8,648
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares at June 30, 2019 and March 31, 2019	683	683
Common stock in treasury, at cost, 173,275,586 shares at June 30, 2019 and 173,447,198 shares at March 31, 2019	(10,322)	(10,284)
Additional contributed capital	5,906	5,839
Retained earnings	15,598	15,414
Accumulated other comprehensive (loss) income	(4,086)	(4,082)
Total Baxter stockholders’ equity	7,779	7,570
Noncontrolling interests	24	23
Total equity	7,803	7,593
Total liabilities and equity	$17,503	$16,241

Baxter International Inc.
Condensed Consolidated Balance Sheets
(in millions, except per share)

	As Restated
	September 30, 2018	June 30, 2018	March 31, 2018
Current assets:
Cash and cash equivalents	$2,863	$2,858	$2,949
Accounts receivable, net	1,837	1,789	1,818
Inventories	1,716	1,616	1,578
Prepaid expenses and other current assets	615	621	610
Total current assets	7,031	6,884	6,955
Property, plant and equipment, net	4,476	4,486	4,576
Goodwill	2,978	2,981	3,103
Other intangible assets, net	1,400	1,424	1,505
Other non-current assets	918	744	704
Total assets	$16,803	$16,519	$16,843
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$3	$3	$3
Accounts payable and accrued liabilities	2,660	2,583	2,598
Total current liabilities	2,663	2,586	2,601
Long-term debt and finance lease obligations	3,480	3,491	3,550
Other non-current liabilities	1,570	1,612	1,630
Total liabilities	7,713	7,689	7,781
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares at September 30, 2018, June 30, 2018 and March 31, 2018	683	683	683
Common stock in treasury, at cost, 150,213,621 shares at September 30, 2018, 148,485,202 shares at June 30, 2018 and 146,993,164 shares at March 31, 2018	(8,639)	(8,485)	(8,354)
Additional contributed capital	5,931	5,916	5,912
Retained earnings	14,886	14,484	14,254
Accumulated other comprehensive (loss) income	(3,754)	(3,756)	(3,427)
Total Baxter stockholders’ equity	9,107	8,842	9,068
Noncontrolling interests	(17)	(12)	(6)
Total equity	9,090	8,830	9,062
Total liabilities and equity	$16,803	$16,519	$16,843

Baxter International Inc.
Condensed Consolidated Statements of Income
(in millions, except per share)

	As Restated
	June 30, 2019		March 31, 2019
	Six months ended	Three months ended	Three months ended
Net sales	$5,472	$2,834	$2,638
Cost of sales	3,239	1,681	1,558
Gross margin	2,233	1,153	1,080
Selling, general and administrative expenses	1,242	641	601
Research and development expenses	295	166	129
Other operating income, net	(37)	(4)	(33)
Operating income	733	350	383
Interest expense, net	38	20	18
Other (income) expense, net	(17)	4	(21)
Income before income taxes	712	326	386
Income tax expense	57	13	44
Net income	$655	$313	$342
Earnings per share
Basic	$1.28	$0.61	$0.67
Diluted	$1.26	$0.60	$0.66
Weighted-average number of shares outstanding
Basic	511	510	512
Diluted	520	519	522

Baxter International Inc.
Condensed Consolidated Statements of Income
(in millions, except per share)

	As Restated
	December 31, 2018	June 30, 2018		March 31, 2018
	Three months ended	Six months ended	Three months ended	Three months ended
Net sales	$2,833	$5,505	$2,813	$2,692
Cost of sales	1,650	3,161	1,590	1,571
Gross margin	1,183	2,344	1,223	1,121
Selling, general and administrative expenses	627	1,309	676	633
Research and development expenses	175	313	172	141
Other operating income, net	(10)	(89)	(2)	(87)
Operating income	391	811	377	434
Interest expense, net	11	23	11	12
Other (income) expense, net	(33)	(44)	(38)	(6)
Income from continuing operations before income taxes	413	832	404	428
Income tax expense	102	109	63	46
Income from continuing operations	311	723	341	382
Loss from discontinued operations, net of tax	(6)	—	—	—
Net income	$305	$723	$341	$382
Earnings per share from continuing operations
Basic	$0.59	$1.35	$0.64	$0.71
Diluted	$0.58	$1.32	$0.62	$0.69
Loss per share from discontinued operations
Basic	$(0.01)	$—	$—	$—
Diluted	$(0.01)	$—	$—	$—
Earnings per share
Basic	$0.58	$1.35	$0.64	$0.71
Diluted	$0.57	$1.32	$0.62	$0.69
Weighted-average number of shares outstanding
Basic	528	537	535	539
Diluted	538	549	547	551

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)

	As Restated
	June 30, 2019		March 31, 2019
	Six months ended	Three months ended	Three months ended
Net income	$655	$313	$342
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(95)	2	(97)
Pension and other postretirement benefit plans	20	6	14
Hedging activities	(27)	(12)	(15)
Total other comprehensive (loss) income, net of tax	(102)	(4)	(98)
Comprehensive income	$553	$309	$244

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)

	As Restated
	June 30, 2018		March 31, 2018
	Six months ended	Three months ended	Three months ended
Net income	$723	$341	$382
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(305)	(368)	63
Pension and other postretirement benefit plans	85	28	57
Hedging activities	6	11	(5)
Total other comprehensive (loss) income, net of tax	(214)	(329)	115
Comprehensive income	$509	$12	$497

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity
(in millions)

	As Restated
	For the Three Months Ended June 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2019	683	$683	173	$(10,284)	$5,839	$15,414	$(4,082)	$7,570	$23	$7,593
Net income	—	—	—	—	—	313	—	313	—	313
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)	—	(4)
Purchases of treasury stock	—	—	2	(157)	46	—	—	(111)	—	(111)
Stock issued under employee benefit plans and other	—	—	(2)	119	21	(17)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(112)	—	(112)	—	(112)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of June 30, 2019	683	$683	173	$(10,322)	$5,906	$15,598	$(4,086)	$7,779	$24	$7,803

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity
(in millions)

	As Restated
	For the Six Months Ended June 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	655	—	655	—	655
Other comprehensive income (loss)	—	—	—	—	—	—	(102)	(102)	—	(102)
Purchases of treasury stock	—	—	10	(743)	46	—	—	(697)	—	(697)
Stock issued under employee benefit plans and other	—	—	(7)	410	(38)	(83)	—	289	—	289
Dividends declared on common stock	—	—	—	—	—	(210)	—	(210)	—	(210)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of June 30, 2019	683	$683	173	$(10,322)	$5,906	$15,598	$(4,086)	$7,779	$24	$7,803

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity
(in millions)

	As Restated
	For the Three Months Ended March 31, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	342	—	342	—	342
Other comprehensive income (loss)	—	—	—	—	—	—	(98)	(98)	—	(98)
Purchases of treasury stock	—	—	8	(586)	—	—	—	(586)	—	(586)
Stock issued under employee benefit plans and other	—	—	(5)	291	(59)	(66)	—	166	—	166
Dividends declared on common stock	—	—	—	—	—	(98)	—	(98)	—	(98)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of March 31, 2019	683	$683	173	$(10,284)	$5,839	$15,414	$(4,082)	$7,570	$23	$7,593

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity
(in millions)

	As Restated
	For the Three Months Ended June 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2018	683	$683	147	$(8,354)	$5,912	$14,254	$(3,427)	$9,068	$(6)	$9,062
Net income	—	—	—	—	—	341	—	341	—	341
Other comprehensive income (loss)	—	—	—	—	—	—	(329)	(329)	—	(329)
Purchases of treasury stock	—	—	3	(259)	—	—	—	(259)	—	(259)
Stock issued under employee benefit plans and other	—	—	(2)	128	4	(9)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(102)	—	(102)	—	(102)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2018	683	683	148	(8,485)	5,916	14,484	(3,756)	8,842	(12)	8,830

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity
(in millions)

	As Restated
	For the Six Months Ended June 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(20)	(3)	(23)	—	(23)
Net income	—	—	—	—	—	723	—	723	—	723
Other comprehensive income (loss)	—	—	—	—	—	—	(214)	(214)	—	(214)
Purchases of treasury stock	—	—	11	(781)	—	—	—	(781)	—	(781)
Stock issued under employee benefit plans and other	—	—	(5)	277	(24)	(45)	—	208	—	208
Dividends declared on common stock	—	—	—	—	—	(188)	—	(188)	—	(188)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2018	683	$683	148	$(8,485)	$5,916	$14,484	$(3,756)	$8,842	$(12)	$8,830

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity
(in millions)

	As Restated
	For the Three Months Ended March 31, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(20)	(3)	(23)	—	(23)
Net income	—	—	—	—	—	382	—	382	—	382
Other comprehensive income (loss)	—	—	—	—	—	—	115	115	—	115
Purchases of treasury stock	—	—	8	(522)	—	—	—	(522)	—	(522)
Stock issued under employee benefit plans and other	—	—	(3)	149	(28)	(36)	—	85	—	85
Dividends declared on common stock	—	—	—	—	—	(86)	—	(86)	—	(86)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of March 31, 2018	683	$683	147	$(8,354)	$5,912	$14,254	$(3,427)	$9,068	$(6)	$9,062

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)

	As Restated
	Six months ended June 30, 2019	Three months ended March 31, 2019
Cash flows from operations
Net income	$655	$342
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	385	192
Deferred income taxes	(63)	(6)
Stock compensation	57	22
Net periodic pension benefit and other postretirement costs	7	3
Intangible asset impairment	31	—
Other	44	14
Changes in balance sheet items:
Accounts receivable, net	(60)	32
Inventories	(91)	(82)
Accounts payable and accrued liabilities	(299)	(335)
Other	(86)	(48)
Cash flows from operations – continuing operations	580	134
Cash flows from operations – discontinued operations	(6)	(6)
Cash flows from operations	574	128
Cash flows from investing activities
Capital expenditures	(338)	(193)
Acquisitions and investments, net of cash acquired	(111)	(109)
Other investing activities, net	1	1
Cash flows from investing activities	(448)	(301)
Cash flows from financing activities
Issuances of debt	1,661	—
Net increases in debt obligations with original maturities of three months or less	—	795
Cash dividends on common stock	(198)	(101)
Proceeds from stock issued under employee benefit plans	262	173
Purchases of treasury stock	(720)	(597)
Other financing activities, net	(37)	(32)
Cash flows from financing activities	968	238
Effect of foreign exchange rate changes on cash and cash equivalents	2	(1)
Increase in cash and cash equivalents	1,096	64
Cash and cash equivalents at beginning of period	1,838	1,838
Cash and cash equivalents at end of period	$2,934	$1,902

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)

	As Restated
	Six months ended June 30, 2018	Three months ended March 31, 2018
Cash flows from operations
Net income	$723	$382
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	382	190
Deferred income taxes	(51)	(38)
Stock compensation	54	20
Net periodic pension benefit and other postretirement costs	21	10
Other	—	(1)
Changes in balance sheet items:
Accounts receivable, net	43	76
Inventories	(134)	(56)
Accounts payable and accrued liabilities	(124)	(119)
Other	(82)	(34)
Cash flows from operations	832	430
Cash flows from investing activities
Capital expenditures	(303)	(152)
Acquisitions and investments, net of cash acquired	(228)	(219)
Cash flows from investing activities	(531)	(371)
Cash flows from financing activities
Cash dividends on common stock	(173)	(87)
Proceeds from stock issued under employee benefit plans	170	82
Purchases of treasury stock	(781)	(522)
Other financing activities, net	(24)	(18)
Cash flows from financing activities	(808)	(545)
Effect of foreign exchange rate changes on cash and cash equivalents	(38)	32
Decrease in cash and cash equivalents	(545)	(454)
Cash and cash equivalents at beginning of period	3,403	3,403
Cash and cash equivalents at end of period	$2,858	$2,949

Baxter International Inc.
Condensed Consolidated Balance Sheet
(in millions, except per share)

	June 30, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Current assets:
Cash and cash equivalents	$2,925	$9	(e)	$2,934
Accounts receivable, net	1,885	12	(e)(g)	1,897
Inventories	1,757	(1)	(e)(g)	1,756
Prepaid expenses and other current assets	651	(9)	(b)(e)(g)	642
Total current assets	7,218	11		7,229
Property, plant and equipment, net	4,541	(56)	(c)(e)	4,485
Goodwill	2,938	(1)	(e)	2,937
Other intangible assets, net	1,364	(1)	(g)	1,363
Operating lease right-of-use assets	588	7	(e)	595
Other non-current assets	895	(1)	(a)(c)(e)(g)	894
Total assets	$17,544	$(41)		$17,503
Current liabilities:
Short-term debt	$2	$—		$2
Current maturities of long-term debt and finance lease obligations	2	—		2
Accounts payable and accrued liabilities	2,593	(40)	(b)(e)(g)	2,553
Total current liabilities	2,597	(40)		2,557
Long-term debt and finance lease obligations	5,157	—		5,157
Operating lease liabilities	490	6	(e)	496
Other non-current liabilities	1,464	26	(a)(c)(e)(g)	1,490
Total liabilities	9,708	(8)		9,700
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares	683	—		683
Common stock in treasury, at cost, 173,275,586 shares	(10,322)	—		(10,322)
Additional contributed capital	5,906	—		5,906
Retained earnings	16,184	(586)	(a)(b)(c)(e)(g)	15,598
Accumulated other comprehensive (loss) income	(4,639)	553	(a)(e)	(4,086)
Total Baxter stockholders’ equity	7,812	(33)		7,779
Noncontrolling interests	24	—		24
Total equity	7,836	(33)		7,803
Total liabilities and equity	$17,544	$(41)		$17,503
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to retained earnings of $514 million and accumulated other comprehensive loss of $514 million and increases to other non-current assets of $12 million and other non-current liabilities of $12 million as of June 30, 2019.

(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to prepaid expenses and other current assets of $2 million and accounts payable and other accrued liabilities of $4 million and a decrease to retained earnings of $2 million as of June 30, 2019.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to property, plant and equipment, net of $61 million, other non-current liabilities of $6 million, and retained earnings of $44 million and an increase to other non-current assets of $11 million as of June 30, 2019.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to cash and cash equivalents of $9 million, accounts receivable, net of $6 million, inventories of $4 million, prepaid expenses and other current assets of $1 million, property, plant and equipment, net of $5 million, operating lease right-of-use assets of $7 million, other non-current assets of $5 million, accounts payable and accrued liabilities of $3 million, operating lease liabilities of $6 million, and other non-current liabilities of $4 million and decreases to goodwill of $1 million, retained earnings of $16 million, and accumulated other comprehensive loss of $39 million as of June 30, 2019.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in increases to accounts receivable, net of $6 million and other non-current liabilities of $16 million and decreases to inventories of $5 million, prepaid expenses and other current assets of $12 million, other intangible assets, net of $1 million, other non-current assets of $29 million, accounts payable and accrued liabilities of $47 million and retained earnings of $10 million as of June 30, 2019.

Baxter International Inc.
Condensed Consolidated Balance Sheet
(in millions, except per share)

	March 31, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Current assets:
Cash and cash equivalents	$1,908	$(6)	(e)	$1,902
Accounts receivable, net	1,802	(1)	(e)(g)	1,801
Inventories	1,751	(8)	(e)(g)	1,743
Prepaid expenses and other current assets	626	(12)	(b)(e)(g)	614
Total current assets	6,087	(27)		6,060
Property, plant and equipment, net	4,539	(63)	(c)(e)	4,476
Goodwill	2,930	(1)	(e)	2,929
Other intangible assets, net	1,441	(1)	(g)	1,440
Operating lease right-of-use assets	517	(4)	(e)	513
Other non-current assets	836	(13)	(a)(c)(e)(g)	823
Total assets	$16,350	$(109)		$16,241
Current liabilities:
Short-term debt	$796	$—		$796
Current maturities of long-term debt and finance lease obligations	2	—		2
Accounts payable and accrued liabilities	2,529	(51)	(e)(g)	2,478
Total current liabilities	3,327	(51)		3,276
Long-term debt and finance lease obligations	3,451	—		3,451
Operating lease liabilities	420	(3)	(e)	417
Other non-current liabilities	1,483	21	(a)(c)(e)(g)	1,504
Total liabilities	8,681	(33)		8,648
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares	683	—		683
Common stock in treasury, at cost, 173,447,198 shares	(10,284)	—		(10,284)
Additional contributed capital	5,839	—		5,839
Retained earnings	15,970	(556)	(a)(b)(c)(e)(g)	15,414
Accumulated other comprehensive (loss) income	(4,562)	480	(a)(e)	(4,082)
Total Baxter stockholders’ equity	7,646	(76)		7,570
Noncontrolling interests	23	—		23
Total equity	7,669	(76)		7,593
Total liabilities and equity	$16,350	$(109)		$16,241
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to retained earnings of $491 million and accumulated other comprehensive loss of $487 million and increases to other non-current assets of $9 million and other non-current liabilities of $13 million as of March 31, 2019.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to prepaid expenses and other current assets of $1 million and retained earnings of $1 million as of March 31, 2019.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to property, plant and equipment, net of $55 million, other non-current liabilities of $5 million, and retained earnings of $40 million and an increase to other non-current assets of $10 million as of March 31, 2019.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to cash and cash equivalents of $6 million, accounts receivable, net of $7 million, inventories of $3 million, prepaid expenses and other current assets of $1 million, property, plant and equipment, net of $8 million, goodwill of $1 million, operating lease right-of-use assets of $4 million, other non-current assets of $3 million, accounts payable and accrued liabilities of $4 million, operating lease liabilities of $3 million, other non-current liabilities of $3 million, retained earnings of $16 million and an increase to accumulated other comprehensive loss of $7 million as of March 31, 2019.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in increases to accounts receivable, net of $6 million and other non-current liabilities of $16 million and decreases to inventories of $5 million, prepaid expenses and other current assets of $12 million, other intangible assets, net of $1 million, other non-current assets of $29 million, accounts payable and accrued liabilities of $47 million, and retained earnings of $10 million as of March 31, 2019.

Baxter International Inc.
Condensed Consolidated Balance Sheet
(in millions, except per share)

	September 30, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Current assets:
Cash and cash equivalents	$2,860	$3	(e)	$2,863
Accounts receivable, net	1,826	11	(e)(g)	1,837
Inventories	1,718	(2)	(e)(g)	1,716
Prepaid expenses and other current assets	624	(9)	(b)(g)	615
Total current assets	7,028	3		7,031
Property, plant and equipment, net	4,520	(44)	(c)(e)	4,476
Goodwill	2,980	(2)	(e)	2,978
Other intangible assets, net	1,402	(2)	(e)(g)	1,400
Other non-current assets	917	1	(a)(c)(e)(g)	918
Total assets	$16,847	$(44)		$16,803
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$3	$—		$3
Accounts payable and accrued liabilities	2,701	(41)	(b)(e)(g)	2,660
Total current liabilities	2,704	(41)		2,663
Long-term debt and finance lease obligations	3,485	(5)	(e)	3,480
Other non-current liabilities	1,545	25	(a)(c)(e)(g)	1,570
Total liabilities	7,734	(21)		7,713
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares	683	—		683
Common stock in treasury, at cost, 150,213,621 shares	(8,639)	—		(8,639)
Additional contributed capital	5,931	—		5,931
Retained earnings	15,394	(508)	(a)(b)(c)(e)(g)	14,886
Accumulated other comprehensive (loss) income	(4,239)	485	(a)(e)	(3,754)
Total Baxter stockholders’ equity	9,130	(23)		9,107
Noncontrolling interests	(17)	—		(17)
Total equity	9,113	(23)		9,090
Total liabilities and equity	$16,847	$(44)		$16,803
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to retained earnings of $448 million and accumulated other comprehensive loss of $456 million and increases to other non-current assets of $20 million and other non-current liabilities of $12 million as of September 30, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to prepaid expenses and other current assets of $3 million and accounts payable and accrued liabilities of $4 million and a decrease to retained earnings of $1 million as of September 30, 2018.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to property, plant and equipment, net of $49 million, other non-current liabilities of $2 million, and retained earnings of $35 million and an increase to other non-current assets of $12 million as of September 30, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to cash and cash equivalents of $3 million, accounts receivable, net of $5 million, inventories of $3 million, property, plant and equipment, net of $5 million and accounts payable and accrued liabilities of $2 million and decreases to goodwill of $2 million, other intangible assets, net of $1 million, other non-current assets of $2 million, long-term debt and finance lease obligations of $5 million, other non-current liabilities of $1 million, retained earnings of $14 million, and accumulated other comprehensive loss of $29 million as of September 30, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in increases to accounts receivable, net of $6 million and other non-current liabilities of $16 million and decreases to inventories of $5 million, prepaid expenses and other current assets of $12 million, other intangible assets, net of $1 million, other non-current assets of $29 million, accounts payable and accrued liabilities of $47 million, and retained earnings of $10 million as of September 30, 2018.

Baxter International Inc.
Condensed Consolidated Balance Sheet
(in millions, except per share)

	June 30, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Current assets:
Cash and cash equivalents	$2,857	$1	(e)	$2,858
Accounts receivable, net	1,783	6	(g)	1,789
Inventories	1,622	(6)	(e)(g)	1,616
Prepaid expenses and other current assets	628	(7)	(b)(e)(g)	621
Total current assets	6,890	(6)		6,884
Property, plant and equipment, net	4,531	(45)	(c)	4,486
Goodwill	2,984	(3)	(e)	2,981
Other intangible assets, net	1,427	(3)	(e)(g)	1,424
Other non-current assets	746	(2)	(a)(c)(g)	744
Total assets	$16,578	$(59)		$16,519
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$3	$—		$3
Accounts payable and accrued liabilities	2,626	(43)	(b)(g)	2,583
Total current liabilities	2,629	(43)		2,586
Long-term debt and finance lease obligations	3,495	(4)	(e)	3,491
Other non-current liabilities	1,585	27	(a)(c)(g)	1,612
Total liabilities	7,709	(20)		7,689
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares	683	—		683
Common stock in treasury, at cost, 148,485,202 shares	(8,485)	—		(8,485)
Additional contributed capital	5,916	—		5,916
Retained earnings	14,966	(482)	(a)(c)(e)(g)	14,484
Accumulated other comprehensive (loss) income	(4,199)	443	(a)(e)	(3,756)
Total Baxter stockholders’ equity	8,881	(39)		8,842
Noncontrolling interests	(12)	—		(12)
Total equity	8,869	(39)		8,830
Total liabilities and equity	$16,578	$(59)		$16,519
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to retained earnings of $425 million and accumulated other comprehensive loss of $428 million and increases to other non-current assets of $16 million and other non-current liabilities of $13 million as of June 30, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to prepaid expenses and other current assets of $4 million and accounts payable and accrued liabilities of $4 million as of June 30, 2018.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to property, plant and equipment, net of $45 million, other non-current liabilities of $2 million, and retained earnings of $32 million and an increase to other non-current assets of $11 million as of June 30, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to cash and cash equivalents of $1 million and prepaid expenses and other current assets of $1 million and decreases to inventories of $1 million, goodwill of $3 million, other intangible assets, net of $2 million, long-term debt and finance lease obligations of $4 million, retained earnings of $15 million, and accumulated other comprehensive loss of $15 million as of June 30, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in increases to accounts receivable, net of $6 million and other non-current liabilities of $16 million and decreases to inventories of $5 million, prepaid expenses and other current assets of $12 million, other intangible assets, net of $1 million, other non-current assets of $29 million, accounts payable and accrued liabilities of $47 million, and retained earnings of $10 million as of June 30, 2018.

Baxter International Inc.
Condensed Consolidated Balance Sheet
(in millions, except per share)

	March 31, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Current assets:
Cash and cash equivalents	$2,947	$2	(e)	$2,949
Accounts receivable, net	1,807	11	(e)(g)	1,818
Inventories	1,581	(3)	(e)(g)	1,578
Prepaid expenses and other current assets	621	(11)	(b)(g)	610
Total current assets	6,956	(1)		6,955
Property, plant and equipment, net	4,614	(38)	(c)(e)	4,576
Goodwill	3,107	(4)	(e)	3,103
Other intangible assets, net	1,507	(2)	(e)(g)	1,505
Other non-current assets	706	(2)	(a)(c)(e)(g)	704
Total assets	$16,890	$(47)		$16,843
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$3	$—		$3
Accounts payable and accrued liabilities	2,639	(41)	(b)(e)(g)	2,598
Total current liabilities	2,642	(41)		2,601
Long-term debt and finance lease obligations	3,550	—		3,550
Other non-current liabilities	1,605	25	(a)(c)(e)(g)	1,630
Total liabilities	7,797	(16)		7,781
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares	683	—		683
Common stock in treasury, at cost, 146,993,164 shares	(8,354)	—		(8,354)
Additional contributed capital	5,912	—		5,912
Retained earnings	14,734	(480)	(a)(b)(c)(e)(g)	14,254
Accumulated other comprehensive (loss) income	(3,876)	449	(a)(e)	(3,427)
Total Baxter stockholders’ equity	9,099	(31)		9,068
Noncontrolling interests	(6)	—		(6)
Total equity	9,093	(31)		9,062
Total liabilities and equity	$16,890	$(47)		$16,843
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to retained earnings of $426 million and accumulated other comprehensive loss of $432 million and increases to other non-current assets of $20 million and other non-current liabilities of $14 million as of March 31, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to prepaid expenses and other current assets of $1 million and accounts payable and accrued liabilities of $4 million and a decrease to retained earnings of $3 million as of March 31, 2018.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to property, plant and equipment, net of $44 million, other non-current liabilities of $2 million, and retained earnings of $31 million and an increase to other non-current assets of $11 million as of March 31, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to cash and cash equivalents of $2 million, accounts receivable, net of $5 million, inventories of $2 million, property, plant and equipment, net of $6 million, and accounts payable and accrued liabilities of $2 million and decreases to goodwill of $4 million, other intangible assets, net of $1 million, other non-current assets of $4 million, other non-current liabilities of $3 million, retained earnings of $10 million, and accumulated other comprehensive loss of $17 million as of March 31, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in increases to accounts receivable, net of $6 million and other non-current liabilities of $16 million and decreases to inventories of $5 million, prepaid expenses and other current assets of $12 million, other intangible assets, net of $1 million, other non-current assets of $29 million, accounts payable and accrued liabilities of $47 million, and retained earnings of $10 million as of March 31, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Three months ended June 30, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$2,840	$(6)	(e)	$2,834
Cost of sales	1,681	—	(c)(e)	1,681
Gross margin	1,159	(6)		1,153
Selling, general and administrative expenses	642	(1)	(e)	641
Research and development expenses	166	—		166
Other operating income, net	(4)	—		(4)
Operating income	355	(5)		350
Interest expense, net	20	—		20
Other (income) expense, net	(28)	32	(a)(b)	4
Income before income taxes	363	(37)		326
Income tax expense	20	(7)	(a)(c)	13
Net income	$343	$(30)		$313
Earnings per share
Basic	$0.67	$(0.06)		$0.61
Diluted	$0.66	$(0.06)		$0.60
Weighted-average number of shares outstanding
Basic	510	—		510
Diluted	519	—		519
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in a decrease to other (income) expense, net of $26 million and a decrease to income tax expense of $5 million for the three months ended June 30, 2019.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in a decrease to other (income) expense, net of $6 million for the three months ended June 30, 2019.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $5 million and a decrease to income tax expense of $2 million for the three months ended June 30, 2019.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to net sales of $6 million, cost of sales of $5 million and SG&A expense of $1 million for the three months ended June 30, 2019.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Six months ended June 30, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$5,472	$—		$5,472
Cost of sales	3,233	6	(c)(e)	3,239
Gross margin	2,239	(6)		2,233
Selling, general and administrative expenses	1,242	—		1,242
Research and development expenses	295	—		295
Other operating income, net	(37)	—		(37)
Operating income	739	(6)		733
Interest expense, net	38	—		38
Other (income) expense, net	(53)	36	(a)(b)	(17)
Income before income taxes	754	(42)		712
Income tax expense	64	(7)	(a)(b)(c)	57
Net income	$690	$(35)		$655
Earnings per share
Basic	$1.35	$(0.07)		$1.28
Diluted	$1.33	$(0.07)		$1.26
Weighted-average number of shares outstanding
Basic	511	—		511
Diluted	520	—		520
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to other (income) expense, net of $31 million and income tax expense of $4 million for the six months ended June 30, 2019.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in decreases to other (income) expense, net of $5 million and income tax expense of $1 million for the six months ended June 30, 2019.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $7 million and a decrease to income tax expense of $2 million for the six months ended June 30, 2019.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in a decrease to cost of sales of $1 million for the six months ended June 30, 2019.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Three months ended March 31, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$2,632	$6	(e)	$2,638
Cost of sales	1,552	6	(c)(e)	1,558
Gross margin	1,080	—		1,080
Selling, general and administrative expenses	600	1	(e)	601
Research and development expenses	129	—		129
Other operating income, net	(33)	—		(33)
Operating income	384	(1)		383
Interest expense, net	18	—		18
Other (income) expense, net	(25)	4	(a)(b)	(21)
Income before income taxes	391	(5)		386
Income tax expense	44	—		44
Net income	$347	$(5)		$342
Earnings per share
Basic	$0.68	$(0.01)		$0.67
Diluted	$0.66	$—		$0.66
Weighted-average number of shares outstanding
Basic	512	—		512
Diluted	522	—		522
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in a decrease to other (income) expense, net of $5 million for the three months ended March 31, 2019.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in an increase to other (income) expense, net of $1 million for the three months ended March 31, 2019.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $2 million for the three months ended March 31, 2019.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to net sales of $6 million, cost of sales of $4 million and SG&A expense of $1 million for the three months ended March 31, 2019.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Three months ended December 31, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$2,841	$(8)	(e)	$2,833
Cost of sales	1,649	1	(c)(e)	1,650
Gross margin	1,192	(9)		1,183
Selling, general and administrative expenses	629	(2)	(e)	627
Research and development expenses	175	—		175
Other operating income, net	(10)	—		(10)
Operating income	398	(7)		391
Interest expense, net	11	—		11
Other (income) expense, net	(58)	25	(a)(b)	(33)
Income from continuing operations before income taxes	445	(32)		413
Income tax expense	91	11	(a)(c)(g)	102
Income from continuing operations	354	(43)		311
Loss from discontinued operations	(6)	—		(6)
Net income	$348	$(43)		$305
Earnings per share from continuing operations
Basic	$0.67	$(0.08)		$0.59
Diluted	$0.66	$(0.08)		$0.58
Loss per share from discontinued operations
Basic	$(0.01)	$—		$(0.01)
Diluted	$(0.01)	$—		$(0.01)
Earnings per share
Basic	$0.66	$(0.08)		$0.58
Diluted	$0.65	$(0.08)		$0.57
Weighted-average number of shares outstanding
Basic	528	—		528
Diluted	538	—		538
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in a decrease to other (income) expense, net of $26 million and an increase to income tax expense of $5 million for the three months ended December 31, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in an increase to other (income) expense, net of $1 million.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $4 million and a decrease to income tax expense of $1 million for the three months ended December 31, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to net sales of $8 million, cost of sales of $3 million and SG&A expense of $2 million for the three months ended December 31, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in an increase to income tax expense of $7 million for the year ended December 31, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Three months ended June 30, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$2,842	$(29)	(e)	$2,813
Cost of sales	1,603	(13)	(c)(e)	1,590
Gross margin	1,239	(16)		1,223
Selling, general and administrative expenses	681	(5)	(e)(f)	676
Research and development expenses	174	(2)	(e)	172
Other operating income, net	—	(2)	(f)	(2)
Operating income	384	(7)		377
Interest expense, net	11	—		11
Other (income) expense, net	(31)	(7)	(b)(e)	(38)
Income before income taxes	404	—		404
Income tax expense	61	2	(b)(c)(e)	63
Net income	$343	$(2)		$341
Earnings per share
Basic	$0.64	$—		$0.64
Diluted	$0.63	$(0.01)		$0.62
Weighted-average number of shares outstanding
Basic	535	—		535
Diluted	547	—		547
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to other (income) expense, net of $8 million and income tax expense of $4 million for the three months ended June 30, 2018.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $2 million and a decrease to income tax expense of $1 million for the three months ended June 30, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to net sales of $29 million, cost of sales of $15 million, SG&A expense of $7 million, R&D expense of $2 million, other (income) expense, net of $1 million and income tax expense of $1 million for the three months ended June 30, 2018.
(f) Income Statement Classification of Transition Services Income—The correction of these misstatements resulted in increases to SG&A expense and other operating income, net of $2 million for the three months ended June 30, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Six months ended June 30, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$5,519	$(14)	(e)	$5,505
Cost of sales	3,166	(5)	(c)(e)	3,161
Gross margin	2,353	(9)		2,344
Selling, general and administrative expenses	1,303	6	(e)(f)	1,309
Research and development expenses	314	(1)	(e)	313
Other operating income, net	(80)	(9)	(f)	(89)
Operating income	816	(5)		811
Interest expense, net	23	—		23
Other (income) expense, net	(49)	5	(a)(b)(e)	(44)
Income before income taxes	842	(10)		832
Income tax expense	110	(1)	(a)(b)(c)(e)	109
Net income	$732	$(9)		$723
Earnings per share
Basic	$1.36	$(0.01)		$1.35
Diluted	$1.33	$(0.01)		$1.32
Weighted-average number of shares outstanding
Basic	537	—		537
Diluted	549	—		549
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to other (income) expense, net of $9 million and income tax expense of $3 million for the six months ended June 30, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in increases to other (income) expense, net of $5 million and income tax of $4 million for the six months ended June 30, 2018.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $3 million and a decrease to income tax expense of $1 million for the six months ended June 30, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to net sales of $14 million, cost of sales of $8 million, SG&A expense of $3 million, R&D expense of $1 million, other (income) expense, net of $1 million and income tax expense of $1 million for the six months ended June 30, 2018.
(f) Income Statement Classification of Transition Services Income—The correction of these misstatements resulted in increases to SG&A expense and other operating income, net of $9 million for the six months ended June 30, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Income
(in millions, except per share)

	Three months ended March 31, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Net sales	$2,677	$15	(e)	$2,692
Cost of sales	1,563	8	(c)(e)	1,571
Gross margin	1,114	7		1,121
Selling, general and administrative expenses	622	11	(e)(f)	633
Research and development expenses	140	1	(e)	141
Other operating income, net	(80)	(7)	(f)	(87)
Operating income	432	2		434
Interest expense, net	12	—		12
Other (income) expense, net	(18)	12	(a)(b)	(6)
Income before income taxes	438	(10)		428
Income tax expense	49	(3)	(a)	46
Net income	$389	$(7)		$382
Earnings per share
Basic	$0.72	$(0.01)		$0.71
Diluted	$0.71	$(0.02)		$0.69
Weighted-average number of shares outstanding
Basic	539	—		539
Diluted	551	—		551
(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in decreases to other (income) expense, net of $9 million and income tax expense of $3 million for the three months ended March 31, 2018.
(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in a decrease to other (income) expense, net of $3 million for the three months ended March 31, 2018.
(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in an increase to cost of sales of $1 million for the three months ended March 31, 2018.
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to net sales of $15 million, cost of sales of $7 million, SG&A expense of $4 million and R&D expense of $1 million for the three months ended March 31, 2018.
(f) Income Statement Classification of Transition Services Income—The correction of these misstatements resulted in increases to SG&A expense and other operating income, net of $7 million for the three months ended March 31, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Three months ended June 30, 2019
	As previously reported	Restatement impacts	As restated
Net income	$343	$(30)	$313
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(78)	80	2
Pension and other postretirement benefit plans	13	(7)	6
Hedging activities	(12)	—	(12)
Total other comprehensive loss, net of tax	(77)	73	(4)
Comprehensive income	$266	$43	$309

The $30 million decrease to net income was driven by the items described above in the consolidated statement of income for the three months ended June 30, 2019 section.
The $80 million decrease to currency translation adjustments for the three months ended June 30, 2019 is comprised of a $54 million decrease to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars and a $26 million decrease from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses on intra-company receivables and payables.
The $7 million decrease to pension and other postretirement benefit plans for the three months ended June 30, 2019 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Six months ended June 30, 2019
	As previously reported	Restatement impacts	As restated
Net income	$690	$(35)	$655
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(48)	(47)	(95)
Pension and other postretirement benefit plans	21	(1)	20
Hedging activities	(27)	—	(27)
Total other comprehensive loss, net of tax	(54)	(48)	(102)
Comprehensive income	$636	$(83)	$553

The $35 million decrease to net income was driven by the items described above in the consolidated statement of income for the six months ended June 30, 2019 section.
The $47 million increase to currency translation adjustments for the six months ended June 30, 2019 is comprised of a $78 million increase to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars partially offset by a $31 million decrease from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses on intra-company receivables and payables.
The $1 million decrease to pension and other postretirement benefit plans for the six months ended June 30, 2019 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Three months ended March 31, 2019
	As previously reported	Restatement impacts	As restated
Net income	$347	$(5)	$342
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	30	(127)	(97)
Pension and other postretirement benefit plans	8	6	14
Hedging activities	(15)	—	(15)
Total other comprehensive (loss) income, net of tax	23	(121)	(98)
Comprehensive income	$370	$(126)	$244
The $5 million decrease to net income was driven by the items described above in the consolidated statement of income for the three months ended March 31, 2019 section.
The $127 million decrease to currency translation adjustments for the three months ended March 31, 2019 is comprised of a $132 million decrease to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars partially offset by a $5 million increase from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses on intra-company receivables and payables.
The $6 million increase to pension and other postretirement benefit plans for the three months ended March 31, 2019 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Three months ended June 30, 2018
	As previously reported	Restatement impacts	As restated
Net income	$343	$(2)	$341
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(363)	(5)	(368)
Pension and other postretirement benefit plans	29	(1)	28
Hedging activities	11	—	11
Total other comprehensive loss, net of tax	(323)	(6)	(329)
Comprehensive income	$20	$(8)	$12
The $2 million decrease to net income was driven by the items described above in the consolidated statement of income for the three months ended June 30, 2018 section.
The $5 million increase to currency translation adjustments for the three months ended June 30, 2018 is comprised of a $5 million increase to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.
The $1 million decrease to pension and other postretirement benefit plans for the three months ended June 30, 2018 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Six months ended June 30, 2018
	As previously reported	Restatement impacts	As restated
Net income	$732	$(9)	$723
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(282)	(23)	(305)
Pension and other postretirement benefit plans	81	4	85
Hedging activities	6	—	6
Total other comprehensive loss, net of tax	(195)	(19)	(214)
Comprehensive income	$537	$(28)	$509
The $9 million decrease to net income was driven by the items described above in the consolidated statement of income for the six months ended June 30, 2018 section.
The $23 million increase to currency translation adjustments for the six months ended June 30, 2018 is comprised of a $32 million increase to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars partially offset by a $9 million decrease from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses on intra-company receivables and payables.
The $4 million increase to pension and other postretirement benefit plans for the six months ended June 30, 2018 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Three months ended March 31, 2018
	As previously reported	Restatement impacts	As restated
Net income	$389	$(7)	$382
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	81	(18)	63
Pension and other postretirement benefit plans	52	5	57
Hedging activities	(5)	—	(5)
Total other comprehensive income, net of tax	128	(13)	115
Comprehensive income	$517	$(20)	$497
The $7 million decrease to net income was driven by the items described above in the consolidated statement of income for the three months ended March 31, 2018 section.
The $18 million decrease to currency translation adjustments for the three months ended March 31, 2018 is comprised of a $27 million decrease to correct the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars partially offset by a $9 million increase from the offsetting balance sheet impact of the adjustments to foreign exchange gains and losses on intra-company receivables and payables.
The $5 million increase to pension and other postretirement benefit plans for the three months ended March 31, 2018 is a result of the correction of the foreign exchange rates used to translate the financial position and results of operations of our foreign operations into U.S. dollars.

Baxter International Inc.
Consolidated Statement of Changes in Equity
(in millions)
	For the Three Months Ended June 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of April 1, 2019	683	$683	173	$(10,284)	$5,839	$15,970	$(4,562)	$7,646	$23	$7,669
Net income	—	—	—	—	—	343	—	343	—	343
Other comprehensive income (loss)	—	—	—	—	—	—	(77)	(77)	—	(77)
Purchases of treasury stock	—	—	2	(157)	46	—	—	(111)	—	(111)
Stock issued under employee benefit plans and other	—	—	(2)	119	21	(17)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(112)	—	(112)	—	(112)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of June 30, 2019	683	$683	173	$(10,322)	$5,906	$16,184	$(4,639)	$7,812	$24	$7,836
Restatement impacts
Balance as of April 1, 2019	—	$—	—	$—	$—	$(556)	$480	$(76)	$—	$(76)
Net income	—	—	—	—	—	(30)	—	(30)	—	(30)
Other comprehensive income (loss)	—	—	—	—	—	—	73	73	—	73
Balance as of June 30, 2019	—	$—	—	$—	$—	$(586)	$553	$(33)	$—	$(33)
As restated
Balance as of April 1, 2019	683	$683	173	$(10,284)	$5,839	$15,414	$(4,082)	$7,570	$23	$7,593
Net income	—	—	—	—	—	313	—	313	—	313
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)	—	(4)
Purchases of treasury stock	—	—	2	(157)	46	—	—	(111)	—	(111)
Stock issued under employee benefit plans and other	—	—	(2)	119	21	(17)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(112)	—	(112)	—	(112)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of June 30, 2019	683	$683	173	$(10,322)	$5,906	$15,598	$(4,086)	$7,779	$24	$7,803
See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the three months ended June 30, 2019 sections above.

Baxter International Inc.
Consolidated Statement of Changes in Equity
(in millions)
	For the Six Months Ended June 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,626	$(4,424)	$7,794	$22	$7,816
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	690	—	690	—	690
Other comprehensive income (loss)	—	—	—	—	—	—	(54)	(54)	—	(54)
Purchases of treasury stock	—	—	10	(743)	46	—	—	(697)	—	(697)
Stock issued under employee benefit plans and other	—	—	(7)	410	(38)	(83)	—	289	—	289
Dividends declared on common stock	—	—	—	—	—	(210)	—	(210)	—	(210)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of June 30, 2019	683	$683	173	$(10,322)	$5,906	$16,184	$(4,639)	$7,812	$24	$7,836
Restatement impacts
Balance as of January 1, 2019	—	$—	—	$—	$—	$(551)	$601	$50	$—	$50
Net income	—	—	—	—	—	(35)	—	(35)	—	(35)
Other comprehensive income (loss)	—	—	—	—	—	—	(48)	(48)	—	(48)
Balance as of June 30, 2019	—	$—	—	$—	$—	$(586)	$553	$(33)	$—	$(33)
As restated
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	655	—	655	—	655
Other comprehensive income (loss)	—	—	—	—	—	—	(102)	(102)	—	(102)
Purchases of treasury stock	—	—	10	(743)	46	—	—	(697)	—	(697)
Stock issued under employee benefit plans and other	—	—	(7)	410	(38)	(83)	—	289	—	289
Dividends declared on common stock	—	—	—	—	—	(210)	—	(210)	—	(210)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of June 30, 2019	683	$683	173	$(10,322)	$5,906	$15,598	$(4,086)	$7,779	$24	$7,803
See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the six months ended June 30, 2019 sections above.

Baxter International Inc.
Consolidated Statement of Changes in Equity
(in millions)
	For the Three Months Ended March 31, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,626	$(4,424)	$7,794	$22	$7,816
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	347	—	347	—	347
Other comprehensive income (loss)	—	—	—	—	—	—	23	23	—	23
Purchases of treasury stock	—	—	8	(586)	—	—	—	(586)	—	(586)
Stock issued under employee benefit plans and other	—	—	(5)	291	(59)	(66)	—	166	—	166
Dividends declared on common stock	—	—	—	—	—	(98)	—	(98)	—	(98)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of March 31, 2019	683	$683	173	$(10,284)	$5,839	$15,970	$(4,562)	$7,646	$23	$7,669
Restatement impacts
Balance as of January 1, 2019	—	$—	—	$—	$—	$(551)	$601	$50	$—	$50
Net income	—	—	—	—	—	(5)	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	—	(121)	(121)	—	(121)
Balance as of March 31, 2019	—	$—	—	$—	$—	$(556)	$480	$(76)	$—	$(76)
As restated
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	342	—	342	—	342
Other comprehensive income (loss)	—	—	—	—	—	—	(98)	(98)	—	(98)
Purchases of treasury stock	—	—	8	(586)	—	—	—	(586)	—	(586)
Stock issued under employee benefit plans and other	—	—	(5)	291	(59)	(66)	—	166	—	166
Dividends declared on common stock	—	—	—	—	—	(98)	—	(98)	—	(98)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of March 31, 2019	683	$683	173	$(10,284)	$5,839	$15,414	$(4,082)	$7,570	$23	$7,593
See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the three months ended March 31, 2019 sections above.

Baxter International Inc.
Consolidated Statement of Changes in Equity
(in millions)
	For the Three Months Ended June 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of April 1, 2018	683	$683	147	$(8,354)	$5,912	$14,734	$(3,876)	$9,099	$(6)	$9,093
Net income	—	—	—	—	—	343	—	343	—	343
Other comprehensive income (loss)	—	—	—	—	—	—	(323)	(323)	—	(323)
Purchases of treasury stock	—	—	3	(259)	—	—	—	(259)	—	(259)
Stock issued under employee benefit plans and other	—	—	(2)	128	4	(9)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(102)	—	(102)	—	(102)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2018	683	$683	148	$(8,485)	$5,916	$14,966	$(4,199)	$8,881	$(12)	$8,869
Restatement impacts
Balance as of April 1, 2018	—	$—	—	$—	$—	$(480)	$449	$(31)	$—	$(31)
Net income	—	—	—	—	—	(2)	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	(6)	—	(6)
Balance as of June 30, 2018	—	$—	—	$—	$—	$(482)	$443	$(39)	$—	$(39)
As restated
Balance as of April 1, 2018	683	$683	147	$(8,354)	$5,912	$14,254	$(3,427)	$9,068	$(6)	$9,062
Net income	—	—	—	—	—	341	—	341	—	341
Other comprehensive income (loss)	—	—	—	—	—	—	(329)	(329)	—	(329)
Purchases of treasury stock	—	—	3	(259)	—	—	—	(259)	—	(259)
Stock issued under employee benefit plans and other	—	—	(2)	128	4	(9)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(102)	—	(102)	—	(102)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2018	683	$683	148	$(8,485)	$5,916	$14,484	$(3,756)	$8,842	$(12)	$8,830
See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the three months ended June 30, 2018 sections above.

Baxter International Inc.
Consolidated Statement of Changes in Equity
(in millions)
	For the Six Months Ended June 30, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,483	$(4,001)	$9,124	$(8)	$9,116
Adoption of new accounting standards	—	—	—	—	—	(16)	(3)	(19)	—	(19)
Net income	—	—	—	—	—	732	—	732	—	732
Other comprehensive income (loss)	—	—	—	—	—	—	(195)	(195)	—	(195)
Purchases of treasury stock	—	—	11	(781)	—	—	—	(781)	—	(781)
Stock issued under employee benefit plans and other	—	—	(5)	277	(24)	(45)	—	208	—	208
Dividends declared on common stock	—	—	—	—	—	(188)	—	(188)	—	(188)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2018	683	$683	148	$(8,485)	$5,916	$14,966	$(4,199)	$8,881	$(12)	$8,869
Restatement impacts
Balance as of January 1, 2018	—	$—	—	$—	$—	$(469)	$462	$(7)	$—	$(7)
Adoption of new accounting standards	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	(9)	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	—	—	(19)	(19)	—	(19)
Balance as of June 30, 2018	—	$—	—	$—	$—	$(482)	$443	$(39)	$—	$(39)
As restated
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(20)	(3)	(23)	—	(23)
Net income	—	—	—	—	—	723	—	723	—	723
Other comprehensive income (loss)	—	—	—	—	—	—	(214)	(214)	—	(214)
Purchases of treasury stock	—	—	11	(781)	—	—	—	(781)	—	(781)
Stock issued under employee benefit plans and other	—	—	(5)	277	(24)	(45)	—	208	—	208
Dividends declared on common stock	—	—	—	—	—	(188)	—	(188)	—	(188)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2018	683	$683	148	$(8,485)	$5,916	$14,484	$(3,756)	$8,842	$(12)	$8,830
See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the six months ended June 30, 2018 sections above. Additionally, we recorded an adjustment to the opening balance of retained earnings on January 1, 2018 for the adoption of ASU No. 2016-16, which was impacted by our adjustments to equipment leased to customers under operating leases.

Baxter International Inc.
Consolidated Statement of Changes in Equity
(in millions)
	For the Three Months Ended March 31, 2018
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
As previously reported
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,483	$(4,001)	$9,124	$(8)	$9,116
Adoption of new accounting standards	—	—	—	—	—	(16)	(3)	(19)	—	(19)
Net income	—	—	—	—	—	389	—	389	—	389
Other comprehensive income (loss)	—	—	—	—	—	—	128	128	—	128
Purchases of treasury stock	—	—	8	(522)	—	—	—	(522)	—	(522)
Stock issued under employee benefit plans and other	—	—	(3)	149	(28)	(36)	—	85	—	85
Dividends declared on common stock	—	—	—	—	—	(86)	—	(86)	—	(86)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of March 31, 2018	683	$683	147	$(8,354)	$5,912	$14,734	$(3,876)	$9,099	$(6)	$9,093
Restatement impacts
Balance as of January 1, 2018	—	$—	—	$—	$—	$(469)	$462	$(7)	$—	$(7)
Adoption of new accounting standards	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	(7)	—	(7)	—	(7)
Other comprehensive income (loss)	—	—	—	—	—	—	(13)	(13)	—	(13)
Balance as of March 31, 2018	—	$—	—	$—	$—	$(480)	$449	$(31)	$—	$(31)
As restated
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(20)	(3)	(23)	—	(23)
Net income	—	—	—	—	—	382	—	382	—	382
Other comprehensive income (loss)	—	—	—	—	—	—	115	115	—	115
Purchases of treasury stock	—	—	8	(522)	—	—	—	(522)	—	(522)
Stock issued under employee benefit plans and other	—	—	(3)	149	(28)	(36)	—	85	—	85
Dividends declared on common stock	—	—	—	—	—	(86)	—	(86)	—	(86)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of March 31, 2018	683	$683	147	$(8,354)	$5,912	$14,254	$(3,427)	$9,068	$(6)	$9,062
See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the three months ended March 31, 2018 sections above. Additionally, we recorded an adjustment to the opening balance of retained earnings on January 1, 2018 for the adoption of ASU No. 2016-16, which was impacted by our adjustments to equipment leased to customers under operating leases.

Baxter International Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)

	For the Six Months Ended June 30, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$690	$(35)		$655
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	393	(8)	(c)(g)	385
Deferred income taxes	(55)	(8)	(c)(g)	(63)
Stock compensation	57	—		57
Net periodic pension benefit and other postretirement costs	7	—		7
Intangible asset impairment	31	—		31
Other	34	10	(d)	44
Changes in balance sheet items:
Accounts receivable, net	(60)	—		(60)
Inventories	(91)	—		(91)
Accounts payable and accrued liabilities	(303)	4	(b)	(299)
Other	(86)	—	(e)(g)	(86)
Cash flows from operations - continuing operations	617	(37)		580
Cash flows from operations - discontinued operations	(6)	—		(6)
Cash flows from operations	611	(37)		574
Cash flows from investing activities
Capital expenditures	(352)	14	(c)	(338)
Acquisitions and investments, net of cash acquired	(111)	—		(111)
Other investing activities, net	1	—		1
Cash flows from investing activities	(462)	14		(448)
Cash flows from financing activities
Issuances of debt	1,661	—		1,661
Cash dividends on common stock	(198)	—		(198)
Proceeds from stock issued under employee benefit plans	262	—		262
Purchases of treasury stock	(720)	—		(720)
Other financing activities, net	(37)	—		(37)
Cash flows from financing activities	968	—		968
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	26	(a)(d)(e)	2
Increase in cash and cash equivalents	1,093	3		1,096
Cash and cash equivalents at beginning of period	1,832	6	(e)	1,838
Cash and cash equivalents at end of period	$2,925	$9	(e)	2,934

The $35 million decrease to net income was driven by the items described above in the consolidated statement of income for the six months ended June 30, 2019 section.

(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents of $33 million for the six months ended June 30, 2019.

(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in an increase to changes in accounts payable and accrued liabilities of $4 million for the six months ended June 30, 2019.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to depreciation and amortization of $7 million, deferred income taxes of $2 million and capital expenditures of $14 million for the six months ended June 30, 2019.

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows - The corrections of these misstatements resulted in a decrease to the effect of foreign exchange rate changes on cash and cash equivalents and an increase to other adjustments to reconcile net income to net cash from operating activities of $10 million for the six months ended June 30, 2019.

(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars - The corrections of these misstatements resulted in an increase in cash and cash equivalents at the beginning of the period of $6 million, at the end of the period of $9 million and the effect of foreign exchange rate changes on cash and cash equivalents of $3 million and a decrease to other changes in balance sheet items of $1 million for the six months ended June 30, 2019.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in decreases to depreciation and amortization of $1 million and deferred income taxes of $6 million and an increase to other changes in balance sheet items of $1 million for the six months ended June 30, 2019.

Baxter International Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)

	For the Three Months Ended March 31, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$347	$(5)		$342
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	195	(3)	(c)	192
Deferred income taxes	(6)	—		(6)
Stock compensation	22	—		22
Net periodic pension benefit and other postretirement costs	3	—		3
Other	19	(5)	(d)	14
Changes in balance sheet items:
Accounts receivable, net	32	—		32
Inventories	(82)	—		(82)
Accounts payable and accrued liabilities	(333)	(2)	(b)(g)	(335)
Other	(49)	1	(b)(e)(g)	(48)
Cash flows from operations - continuing operations	148	(14)		134
Cash flows from operations - discontinued operations	(6)	—		(6)
Cash flows from operations	142	(14)		128
Cash flows from investing activities
Capital expenditures	(198)	5	(c)	(193)
Acquisitions and investments, net of cash acquired	(109)	—		(109)
Other investing activities, net	1	—		1
Cash flows from investing activities	(306)	5		(301)
Cash flows from financing activities
Net increases in debt obligations with original maturities of three months of less	795	—		795
Cash dividends on common stock	(101)	—		(101)
Proceeds from stock issued under employee benefit plans	173	—		173
Purchases of treasury stock	(597)	—		(597)
Other financing activities, net	(32)	—		(32)
Cash flows from financing activities	238	—		238
Effect of foreign exchange rate changes on cash and cash equivalents	2	(3)	(a)(d)(e)	(1)
Increase (decrease) in cash and cash equivalents	76	(12)		64
Cash and cash equivalents at beginning of period	1,832	6	(e)	1,838
Cash and cash equivalents at end of period	$1,908	$(6)	(e)	1,902

The $5 million decrease to net income was driven by the items described above in the consolidated statement of income for the three months ended March 31, 2019 section.

(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents of $4 million for the three months ended March 31, 2019.

(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in a decrease to changes in accounts payable and accrued liabilities of $1 million and an increase in other changes in balance sheet items of $1 million for the three months ended March 31, 2019.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to depreciation and amortization of $3 million and capital expenditures of $5 million for the three months ended March 31, 2019.

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows - The corrections of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents and a decrease to other adjustments to reconcile net income to net cash from operating activities of $5 million for the three months ended March 31, 2019.

(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars - The corrections of these misstatements resulted in an increase in cash and cash equivalents at the beginning of the period of $6 million and decreases to other changes in balance sheet items of $1 million, cash and cash equivalents at the end of the period of $6 million and the effect of foreign exchange rate changes on cash and cash equivalents of $12 million for the three months ended March 31, 2019.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in an increase to other changes in balance sheet items of $1 million and a decrease in changes in accounts payable and accrued liabilities of $1 million for the three months ended March 31, 2019.

Baxter International Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)

	For the Six Months Ended June 30, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$732	$(9)		$723
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	387	(5)	(c)	382
Deferred income taxes	(51)	—	(c)(g)	(51)
Stock compensation	54	—		54
Net periodic pension benefit and other postretirement costs	21	—		21
Other	10	(10)	(d)	—
Changes in balance sheet items:
Accounts receivable, net	43	—		43
Inventories	(134)	—		(134)
Accounts payable and accrued liabilities	(126)	2	(b)	(124)
Other	(84)	2	(e)	(82)
Cash flows from operations	852	(20)		832
Cash flows from investing activities
Capital expenditures	(311)	8	(c)	(303)
Acquisitions and investments, net of cash acquired	(228)	—		(228)
Cash flows from investing activities	(539)	8		(531)
Cash flows from financing activities
Cash dividends on common stock	(173)	—		(173)
Proceeds from stock issued under employee benefit plans	170	—		170
Purchases of treasury stock	(781)	—		(781)
Other financing activities, net	(24)	—		(24)
Cash flows from financing activities	(808)	—		(808)
Effect of foreign exchange rate changes on cash and cash equivalents	(42)	4	(a)(d)(e)	(38)
Decrease in cash and cash equivalents	(537)	(8)		(545)
Cash and cash equivalents at beginning of period	3,394	9	(e)	3,403
Cash and cash equivalents at end of period	$2,857	$1	(e)	2,858

The $9 million decrease to net income was driven by the items described above in the consolidated statement of income for the six months ended June 30, 2018 section.

(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents of $2 million for the six months ended June 30, 2018.

(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in an increase to changes in accounts payable and accrued liabilities of $2 million for the six months ended June 30, 2018.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to depreciation and amortization of $5 million, deferred income taxes of $1 million and capital expenditures of $8 million for the six months ended June 30, 2018.

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows - The corrections of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents and a decrease to other adjustments to reconcile net income to net cash from operating activities of $10 million for the six months ended June 30, 2018.

(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars - The corrections of these misstatements resulted in increases in other changes in balance sheet items of $2 million, cash and cash equivalents at the beginning of the period of $9 million and at the end of the period of $1 million and a decrease to the effect of foreign exchange rate changes on cash and cash equivalents of $8 million for the six months ended June 30, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in an increase to deferred income taxes of $1 million for the six months ended June 30, 2018.

Baxter International Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)

	For the Three Months Ended March 31, 2018
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$389	$(7)		$382
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization	192	(2)	(c)	190
Deferred income taxes	(33)	(5)	(g)	(38)
Stock compensation	20	—		20
Net periodic pension benefit and other postretirement costs	10	—		10
Other	2	(3)	(d)	(1)
Changes in balance sheet items:
Accounts receivable, net	76	—		76
Inventories	(56)	—		(56)
Accounts payable and accrued liabilities	(120)	1	(b)(g)	(119)
Other	(33)	(1)	(b)(e)	(34)
Cash flows from operations	447	(17)		430
Cash flows from investing activities
Capital expenditures	(155)	3	(c)	(152)
Acquisitions and investments, net of cash acquired	(219)	—		(219)
Cash flows from investing activities	(374)	3		(371)
Cash flows from financing activities
Cash dividends on common stock	(87)	—		(87)
Proceeds from stock issued under employee benefit plans	82	—		82
Purchases of treasury stock	(522)	—		(522)
Other financing activities, net	(18)	—		(18)
Cash flows from financing activities	(545)	—		(545)
Effect of foreign exchange rate changes on cash and cash equivalents	25	7	(a)(d)(e)	32
Decrease in cash and cash equivalents	(447)	(7)		(454)
Cash and cash equivalents at beginning of period	3,394	9	(e)	3,403
Cash and cash equivalents at end of period	$2,947	$2	(e)	2,949

The $7 million decrease to net income was driven by the items described above in the consolidated statement of income for the three months ended March 31, 2018 section.

(a) Foreign Currency Denominated Monetary Assets and Liabilities—The correction of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents of $11 million for the three months ended March 31, 2018.

(b) Foreign Currency Derivative Contracts—The correction of these misstatements resulted in a decrease to changes in accounts payable and accrued liabilities of $1 million and an increase to other changes in balance sheet items of $2 million for the three months ended March 31, 2018.

(c) Equipment Leased to Customers under Operating Leases—The correction of these misstatements resulted in decreases to depreciation and amortization of $2 million and capital expenditures of $3 million for the three months ended March 31, 2018.

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows - The corrections of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents and a decrease to other adjustments to reconcile net income to net cash from operating activities of $3 million for the three months ended March 31, 2018.

(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars - The corrections of these misstatements resulted in increases in cash and cash equivalents at the beginning of the period of $9 million and at the end of the period of $2 million and decreases to other changes in balance sheet items of $3 million and the effect of foreign exchange rate changes on cash and cash equivalents of $7 million for the three months ended March 31, 2018.
(g) Other miscellaneous adjustments - The correction of these misstatements resulted in a decrease to deferred income taxes of $5 million and an increase to changes in accounts payable and accrued liabilities of $2 million for the three months ended March 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Baxter International Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the accounting for certain foreign exchange gains and losses arising from intra-company transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Assessment of Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2018 and 2017 financial statements to correct misstatements.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Foreign exchange gains and losses

As described in Notes 2 and 5 to the consolidated financial statements, on October 24, 2019, the Company reported that it had commenced an internal investigation into certain intra-Company transactions that impacted the Company’s previously reported non-operating foreign exchange gains and losses. As further disclosed by management, certain intra-Company transactions were undertaken, after the related exchange rates were already known, solely for the purpose of generating non-operating foreign exchange gains or avoiding foreign exchange losses. In connection with the internal investigation, the Company identified misstatements relating to foreign currency denominated monetary assets and liabilities and foreign currency derivative contracts that caused Other income (expense), net and Income from continuing operations before income taxes to be overstated by $59 million and $113 million, respectively, for the years ended December 31, 2018 and 2017 and the Company has restated its consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017 to correct misstatements to the Company’s previously reported foreign exchange gains and losses. The quantification of misstatements to the previously reported foreign exchange gains and losses was not limited to intra-Company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses after the related exchange rates were already known. Rather, management identified every legal entity within the Company’s consolidated group that had foreign exchange gains or losses above an immaterial threshold and for those entities management remeasured all foreign exchange gains and losses from foreign currency denominated cash balances and intra-company loan receivables and payables using the exchange rates required by U.S. GAAP. Management also quantified misstatements to its previously reported gains and losses on foreign currency derivative contracts, which used foreign exchange rates determined under its historical exchange rate convention as inputs to the fair value measurements of those contracts. The Company recorded foreign exchange losses, net, of $37 million for the year ended December 31, 2019.

The principal considerations for our determination that performing procedures relating to foreign exchange gains and losses is a critical audit matter are a high degree of auditor judgment and subjectivity was necessary to evaluate the audit evidence obtained related to the Company’s internal investigation into certain intra-Company transactions that impacted the Company’s non-operating foreign exchange gains and losses, significant audit effort was necessary to evaluate the audit evidence relating to the foreign exchange gains and losses, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the scope and extent of management’s quantification of the misstatements of foreign exchange gains and losses, testing management’s calculation of the misstatements of foreign exchange gains and losses, agreeing foreign exchange rates used by management to third party sources, and agreeing a sample of foreign currency denominated cash balances, intra-Company loan receivables and payables, and foreign currency derivative contracts to source documents. Professionals with specialized skill and knowledge were used to assist in evaluating the audit evidence related to the scope and extent of management’s quantification of the misstatements of foreign exchange gains and losses.

Valuation Allowances on United States (U.S.) Foreign Tax Credit Carryforwards and Swiss Deferred Tax Assets

As described in Note 14 to the consolidated financial statements, as of December 31, 2019, the Company has $1,707 million of total deferred tax assets, including $395 million of deferred tax assets for U.S. foreign tax credit carryforwards in the United States and $159 million of Swiss deferred tax assets which were established for a step-up in tax basis that resulted from the enactment of new tax laws in Switzerland during 2019. The deferred tax assets for U.S. foreign tax credit carryforwards and Swiss deferred tax assets are partially offset by valuation allowances of $180 million and $69 million, respectively. Management maintains valuation allowances unless it is more likely than not that all or a portion of the deferred tax asset will be realized. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. After evaluating the 2017 Tax Act and related U.S. Treasury Regulations, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of the Company’s U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss balance plus other recurring and non-recurring foreign inclusions. With regards to the Swiss deferred tax assets, management expects to realize some, but not all, of the Swiss deferred tax assets based principally on expected future earnings generated by the Swiss subsidiary during the period in which the tax basis may be amortized.

The principal considerations for our determination that performing procedures relating to the valuation allowances on U.S. foreign tax credit carryforwards and Swiss deferred tax assets is a critical audit matter are the significant judgment by management when developing assumptions related to expected future earnings, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating evidence related to management’s expected future earnings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the valuation allowances on U.S. foreign tax credit carryforwards and Swiss deferred tax assets, including controls over the development of assumptions related to expected future earnings. These procedures also included, among others, evaluating management’s assessment of the realizability of the deferred tax assets, including evaluating the reasonableness of assumptions relating to expected future earnings during the applicable periods. Evaluating management’s assumptions related to expected future earnings involved evaluating whether the assumptions used by management related to expected future earnings were reasonable considering the current and past performance of the Company and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 17, 2020

We have served as the Company’s auditor since 1985.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2019.

Based on that evaluation, Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2019, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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
Other than as described in the two preceding paragraphs and in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

New Almeida Offer Letter

On March 12, 2020, Baxter entered into a new offer letter with Mr. Almeida that replaced his prior offer letter. The terms of the new offer letter will be effective until December 31, 2023. Under the new letter, Mr. Almeida will continue to serve as Chairman of the Board and President and Chief Executive Officer of the Company. Mr. Almeida’s base salary will remain $1,300,000 per annum. His target bonus and target long-term incentive opportunity were increased starting in 2020 commensurate with such compensation elements for Chief Executive Officers in Baxter’s peer group. Specifically, Mr. Almeida’s target bonus opportunity was increased from 145% of base salary to 165% of base salary, and his long-term incentive opportunity was increased from $10,000,000 to $11,000,000. Mr. Almeida remains eligible to receive benefits to the same extent and on the same terms as those benefits provided to other senior executives. The offer letter also continues to provide Mr. Almeida with the right to receive cash severance equal to two years’ base salary and target bonus in the event of an involuntary termination without cause or termination with good reason prior to December 31, 2023. In addition, beginning with Mr. Almeida’s 2020 equity award grants and for all future annual equity awards granted through the end of 2023, Mr. Almeida will be eligible to receive Baxter’s equity award retirement treatment when he attains 60 years of age (as opposed to 65 years of age), which will provide for continued vesting of his stock option and PSU awards and a longer period of time to exercise his outstanding stock options upon his retirement.

In addition to these benefits, in accordance with the terms of his change of control agreement, Mr. Almeida remains eligible for certain payments in the event of his termination for good reason or termination without cause following a change in control. Mr. Almeida is also subject to certain restrictive covenants, including non-competition, non-solicitation of customers, suppliers and employees and non-disparagement.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the offer letter, which is filed as Exhibit 10.23 to this Annual Report on Form 10-K and is incorporated into this filing by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Directors Continuing in Office,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” and “Ownership of Our Stock — Section 16(a) Beneficial Ownership Reporting Compliance” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 5, 2020 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Refer to information under the captions entitled “Executive Compensation,” and “Corporate Governance at Baxter International—Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information relating to shares of common stock that may be issued under our existing equity compensation plans as of December 31, 2019.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)(b))
Equity Compensation Plans Approved by Stockholders	22,507,640	(1)	$51.08	(2)	23,664,836	(3)
Equity Compensation Plans Not Approved by Stockholders	86,227	(4)	$28.97		—
Total	22,593,867	(5)	$50.99	(2)	23,664,836
(1)Excludes purchase rights under the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through payroll deductions of up to 15 percent of base pay at a purchase price equal to 85 percent of the closing market price on the purchase date (as defined by the Employee Stock Purchase Plan). A participating employee may not purchase more than $25,000 in fair market value of common stock under the Employee Stock Purchase Plan in any calendar year and may withdraw from the Employee Stock Purchase Plan at any time.
(2)Restricted stock units and performance share units are excluded when determining the weighted-average exercise price of outstanding options.
(3)Includes (i) 2,702,381 shares of common stock available for purchase under the Employee Stock Purchase Plan; (ii) 427,682 shares of common stock available under the 2007 Incentive Plan; (iii) 8,597,492 shares of common stock available under the 2011 Incentive Plan; and (iv) 11,937,281 shares of common stock available under the 2015 Incentive Plan.
(4)Includes shares of common stock issuable upon exercise of options granted under the 2001 Incentive Compensation Program. These shares were made available pursuant to an amendment thereto not approved by stockholders. These additional shares were approved by our Board of Directors, not our stockholders, although our stockholders have approved the 2001 Incentive Compensation Program.
(5)Includes outstanding awards of 20,343,699 stock options, which have a weighted-average exercise price of $50.99 and a weighted-average remaining term of 6.1 years, 1,274,436 shares of common stock issuable upon vesting of restricted stock units, and 929,665 shares of common stock reserved for issuance in connection with performance share unit grants.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as a part of this report:

		Page Number
(1)	Financial Statements:

	Consolidated Balance Sheets	49

	Consolidated Statements of Income	50

	Consolidated Statements of Comprehensive Income	51

	Consolidated Statements of Changes in Equity	52

	Consolidated Statements of Cash Flows	53

	Notes to Consolidated Financial Statements	54

	Report of Independent Registered Public Accounting Firm	173

(2)	Schedules required by Article 12 of Regulation S-X:

	Schedule II — Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2019	188

	All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

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

4.6
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

4.8
Twelfth Supplemental Indenture, dated as of May 15, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 0.400% Senior Notes due 2024 and form of 1.300% Senior Notes due 2029) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on May 15, 2019).

4.9*	Description of Securities Registered Under Section 12 of the Exchange Act

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

10.3*
Amendment No. 2 to the Five-Year Credit Agreement, dated as of October 31, 2019, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein.

Number and Description of Exhibit

10.4
Five-Year Credit Agreement, dated as of December 20, 2019, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2019).

10.5
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

10.7*
Amendment No. 1 to the Guaranty of the Credit Agreement, as amended, dated as of October 31, 2019, among Baxter International Inc., as Guarantor, J.P. Morgan Europe Limited, as Administrative Agent, and the various lenders thereto.

10.8*
Waiver to Credit Agreement, dated as of October 31, 2019 among Baxter Healthcare SA and Baxter World Trade SPRL, as Borrowers, J.P. Morgan Europe Limited, as Administrative Agent and certain other financial institutions named therein.

10.9
Credit Agreement, dated as of December 20, 2019, among Baxter Healthcare SA and Baxter World Trade SPRL, as Borrowers, J.P. Morgan Europe Limited, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2019).

10.10
Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.11
Letter Agreement, dated as of January 11, 2016, by and among Baxter International Inc., Baxalta Incorporated and Shire plc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 11, 2016).

10.12
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

C 10.13	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed on February 21, 2019).

C 10.14	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.15	Baxter International Inc. Equity Plan for the 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.16	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).
C 10.17	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.18	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.19	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.20
Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

Number and Description of Exhibit
C 10.21	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2017).

C 10.22*	Baxter International Inc. 2020 Equity Plan, effective as of March 16, 2020.

C 10.23
Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective May 6, 2019) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2019).

C 10.24
Offer Letter between Baxter International Inc. and José E. Almeida, dated as of October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.25*	Offer Letter between Baxter International Inc. and José E. Almeida, dated as of March 12, 2020.

C 10.26*	Offer letter between Baxter Healthcare SA and Cristiano Franzi, dated June 8, 2017.
C 10.27	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014).

C 10.28
Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.29
First Amendment to Baxter International Inc. Employee Stock Purchase Plan (dated as of July 15, 2016) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on February 23, 2017).

C 10.30
Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2018) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed on February 21, 2019).

C 10.31	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2017).

C 10.32*R
Commitment Agreement, dated as of October 4, 2019, by and among Baxter International Inc., The Prudential Insurance Company of America and State Street Global Advisors Trust Company, acting solely in its capacity as the independent fiduciary of the Baxter International Inc. and Subsidiaries Pension Plan.

C 10.33
Baxter International Inc. and Subsidiaries Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.34*	First Amendment to the Baxter International Inc. and Subsidiaries Pension Plan.

C 10.35*	Second Amendment to the Baxter International Inc. and Subsidiaries Pension Plan.

C 10.36*	Baxter International Inc. and Subsidiaries Pension Plan II (Amended and Restated effective January 1, 2019).

C 10.37
Baxter International Inc. and Subsidiaries Supplemental Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.38
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

Number and Description of Exhibit
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
______________________________________
* Filed herewith.
*R Filed herewith with redactions.
C Management contract or compensatory plan or arrangement.
(P)Paper exhibit

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ José E. Almeida
José E. Almeida
Chairman and Chief Executive Officer
DATE: March 17, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2020.

Signature	Title

/s/ José E. Almeida	Chairman and Chief Executive Officer
José E. Almeida	(principal executive officer)

/s/ James K. Saccaro	Executive Vice President and Chief Financial Officer
James K. Saccaro	(principal financial officer)

/s/ Brian C. Stevens	Senior Vice President, Chief Accounting Officer and Controller
Brian C. Stevens	(principal accounting officer)

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ John D. Forsyth	Director
John D. Forsyth

/s/ James R. Gavin III, M.D., Ph.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ Peter S. Hellman	Director
Peter S. Hellman

/s/ Michael F. Mahoney	Director
Michael F. Mahoney

/s/ Patricia B. Morrison	Director
Patricia B. Morrison

/s/ Stephen N. Oesterle, M.D.	Director
Stephen N. Oesterle, M.D.

/s/ Cathy R. Smith	Director
Cathy R. Smith

/s/ Thomas T. Stallkamp	Director
Thomas T. Stallkamp

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

/s/ Amy A. Wendell	Director
Amy A. Wendell

SCHEDULE II – Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2019

		Additions
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses	(Credited) charged to other accounts (1)	Deductions	Balance at end of period
Year ended December 31, 2019:
Allowance for doubtful accounts	$110	18	(8)	(8)	$112
Deferred tax asset valuation allowance	$310	117	—	(7)	$420
Year ended December 31, 2018:
Allowance for doubtful accounts	$120	4	(7)	(7)	$110
Deferred tax asset valuation allowance (as restated)	$483	20	(4)	(189)	$310
Year ended December 31, 2017:
Allowance for doubtful accounts	$127	4	8	(19)	$120
Deferred tax asset valuation allowance	$150	350	—	(17)	$483
______________________________________
(1)Valuation accounts of acquired or divested companies and foreign currency translation adjustments.
Reserves are deducted from assets to which they apply.