Form 10-Q
period 2020-03-31
BAXTER INTERNATIONAL INC
filed 2020-04-30
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 21, 2020 was 508,836,225 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2020

Explanatory Note

As previously disclosed, we restated our audited consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and December 31, 2017. The restatements of those consolidated financial statements were presented within our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). See Note 2, Restatement of Previously Issued Consolidated Financial Statements, to the consolidated financial statements in the 2019 Annual Report for additional information related to those restatements.

Additionally, as previously disclosed, we restated our unaudited interim financial information as of and for the quarterly periods ended June 30, 2019, March 31, 2019, June 30, 2018, and March 31, 2018, for the quarterly period ended December 31, 2018, for the six months ended June 30, 2019 and as of September 30, 2018. The restatements of that unaudited interim financial information were presented within our 2019 Annual Report. See Note 19, Quarterly Financial Data (unaudited), to the consolidated financial statements in the 2019 Annual Report for additional information related to those restatements.

Additionally, as previously disclosed, we restated our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018. The restatements of those unaudited condensed consolidated financial statements were presented within our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, to the condensed consolidated financial statements in that Quarterly Report on Form 10-Q for additional information related to those restatements.

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 includes unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019. As previously disclosed in our 2019 Annual Report, we have restated certain information within this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements for the three months ended March 31, 2019. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$4,110	$3,335
Accounts receivable, net of allowances of $114 in 2020 and $112 in 2019	1,892	1,896
Inventories	1,694	1,653
Prepaid expenses and other current assets	637	619
Total current assets	8,333	7,503
Property, plant and equipment, net	4,340	4,512
Goodwill	2,961	3,030
Other intangible assets, net	1,759	1,471
Operating lease right-of-use assets	577	608
Other non-current assets	1,105	1,069
Total assets	$19,075	$18,193
Current liabilities:
Short-term debt	$221	$226
Current maturities of long-term debt and finance lease obligations	315	315
Accounts payable and accrued liabilities	2,500	2,689
Total current liabilities	3,036	3,230
Long-term debt and finance lease obligations	5,996	4,809
Operating lease liabilities	486	510
Other non-current liabilities	1,827	1,732
Total liabilities	11,345	10,281
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2020 and 2019	683	683
Common stock in treasury, at cost, 175,106,170 shares in 2020 and 177,340,358 shares in 2019	(10,677)	(10,764)
Additional contributed capital	5,935	5,955
Retained earnings	15,935	15,718
Accumulated other comprehensive (loss) income	(4,177)	(3,710)
Total Baxter stockholders’ equity	7,699	7,882
Noncontrolling interests	31	30
Total equity	7,730	7,912
Total liabilities and equity	$19,075	$18,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended March 31,
		As Restated
	2020	2019
Net sales	$2,802	$2,638
Cost of sales	1,639	1,558
Gross margin	1,163	1,080
Selling, general and administrative expenses	628	601
Research and development expenses	146	129
Other operating income, net	(20)	(33)
Operating income	409	383
Interest expense, net	21	18
Other (income) expense, net	10	(21)
Income before income taxes	378	386
Income tax expense	45	44
Net income	333	342
Net income attributable to noncontrolling interests	1	—
Net income attributable to Baxter stockholders	$332	$342
Earnings per share
Basic	$0.65	$0.67
Diluted	$0.64	$0.66
Weighted-average number of shares outstanding
Basic	507	512
Diluted	516	522
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended March 31,
		As Restated
	2020	2019
Net income	$333	$342
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax benefit of ($8) and zero for the three months ended March 31, 2020 and 2019, respectively	(359)	(97)
Pension and other postretirement benefits, net of tax expense of $6 and $4 for the three months ended March 31, 2020 and 2019, respectively	22	14
Hedging activities, net of tax benefit of ($39) and ($5) for the three months ended March 31, 2020 and 2019, respectively	(130)	(15)
Total other comprehensive (loss) income, net of tax	(467)	(98)
Comprehensive (loss) income	(134)	244
Less: Comprehensive income attributable to noncontrolling interests	1	—
Comprehensive (loss) income attributable to Baxter stockholders	$(135)	$244
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended March 31, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2020	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standards	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	332	—	332	1	333
Other comprehensive (loss) income	—	—	—	—	—	—	(467)	(467)	—	(467)
Stock issued under employee benefit plans and other	—	—	(2)	87	(20)	—	—	67	—	67
Dividends declared on common stock	—	—	—	—	—	(111)	—	(111)	—	(111)
Balance as of March 31, 2020	683	$683	175	$(10,677)	$5,935	$15,935	$(4,177)	$7,699	$31	$7,730

	For the three months ended March 31, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2019 (As Restated)	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	342	—	342	—	342
Other comprehensive (loss) income	—	—	—	—	—	—	(98)	(98)	—	(98)
Purchases of treasury stock	—	—	8	(586)	—	—	—	(586)	—	(586)
Stock issued under employee benefit plans and other	—	—	(5)	291	(59)	(66)	—	166	—	166
Dividends declared on common stock	—	—	—	—	—	(98)	—	(98)	—	(98)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of March 31, 2019 (As Restated)	683	$683	173	$(10,284)	$5,839	$15,414	$(4,082)	$7,570	$23	$7,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
		As Restated
	2020	2019
Cash flows from operations
Net income	$333	$342
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	199	192
Deferred income taxes	(17)	(6)
Stock compensation	29	22
Net periodic pension benefit and other postretirement costs	20	3
Other	13	14
Changes in balance sheet items:
Accounts receivable, net	(60)	32
Inventories	(83)	(82)
Accounts payable and accrued liabilities	(110)	(335)
Other	(50)	(48)
Cash flows from operations – continuing operations	274	134
Cash flows from operations – discontinued operations	(2)	(6)
Cash flows from operations	272	128
Cash flows from investing activities
Capital expenditures	(172)	(193)
Acquisitions and investments, net of cash acquired	(443)	(109)
Other investing activities, net	11	1
Cash flows from investing activities	(604)	(301)
Cash flows from financing activities
Issuances of debt	1,240	—
Net increases in debt with original maturities of three months or less	—	795
Cash dividends on common stock	(111)	(101)
Proceeds from stock issued under employee benefit plans	66	173
Purchases of treasury stock	—	(597)
Other financing activities, net	(25)	(32)
Cash flows from financing activities	1,170	238
Effect of foreign exchange rate changes on cash and cash equivalents	(63)	(1)
Increase in cash and cash equivalents	775	64
Cash and cash equivalents at beginning of period	3,335	1,838
Cash and cash equivalents at end of period	$4,110	$1,902
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we or our) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report).
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
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 may have an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced and may continue to experience reductions or increases in demand for certain of our products as health care customers re-prioritize the treatment of patients. For example, elective surgeries are being de-prioritized which has negatively impacted the usage of certain of our products, while other of our products are experiencing an increase in demand which we may not be able to meet in accordance with the customer’s desired timing. In addition to travel restrictions, countries have closed borders and imposed prolonged quarantines, often with uncertain duration, which has significantly impacted the ability of our employees to get to their places of work to produce products and may significantly hamper our products from moving through the supply chain. As a result, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our sales, and it is uncertain how COVID-19 will affect our global operations generally if these impacts persist or exacerbate over an extended period of time.
New Accounting Standards
Recently adopted accounting pronouncements
As of January 1, 2020, we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected lifetime credit losses, rather than incurred losses, for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted this ASU using the modified retrospective approach. The impact of the adoption of this ASU was an increase to our allowance for doubtful accounts and a decrease to retained earnings of $4 million.

The following table is a summary of the changes in our allowance for doubtful accounts for the three months ended March 31, 2020:

(in millions)	March 31, 2020
Balance at beginning of period	$112
Adoption of new accounting standard	4
Charged to costs and expenses	7
Currency translation adjustments	(9)
Balance at end of period	$114
ASU 2016-13 also requires disclosure by vintage year of origination for net investment in leases. Our net investment in sales-type leases was $127 million as of March 31, 2020, of which $21 million originated in 2016 and prior, $18 million in 2017, $46 million in 2018, $36 million in 2019 and $6 million in 2020.
As of January 1, 2020, we adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Our policies for capitalizing implementation costs incurred in a hosting arrangement were not impacted by this ASU. However, we have historically classified those capitalized costs within property, plant and equipment, net on our condensed consolidated balance sheets and as capital expenditures on our condensed consolidated statements of cash flows. Under the new ASU, those capitalized costs are presented as other non-current assets on our condensed consolidated balance sheets and within operating cash flows on our condensed consolidated statements of cash flows. We adopted this ASU on a prospective basis and capitalized $8 million of implementation costs related to hosting arrangements that are service contracts during the three months ended March 31, 2020.
2. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have restated herein our condensed consolidated financial statements for the three months ended March 31, 2019. We have also restated impacted amounts within the accompanying notes to the consolidated financial statements, as applicable. The restatement of our condensed consolidated financial statements for the three months ended March 31, 2019 was previously reported in our annual report on Form 10-K for the year ended December 31, 2019.
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
We identified misstatements relating to foreign currency denominated monetary assets and liabilities and foreign currency derivative contracts that caused our Other income (expense), net and Income before income taxes to be overstated by $4 million for the three months ended March 31, 2019. Our quantification of those misstatements to our previously reported foreign exchange gains and losses was not limited to intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses after the related exchange rates were already known. Rather, we identified every legal entity within our consolidated group that had foreign exchange gains or losses above an immaterial threshold and, for those entities, we remeasured all foreign exchange gains and losses from foreign currency denominated cash balances and intra-company loan receivables and payables using the exchange rates required by U.S. GAAP. For those entities, we also quantified misstatements to our previously reported gains and losses on foreign currency derivative contracts, which had used foreign exchange rates determined under our historical exchange rate convention as inputs to the fair value measurements of those contracts. Our quantification of misstatements to the condensed consolidated financial statements did not include foreign currency gains or losses from short-term third-party and intra-company trade receivables and trade payables denominated in foreign currencies. We determined that any potential misstatements relating to such balances that arise in the ordinary course of business and are ultimately settled for cash within a short period of time, generally thirty to sixty days, would not be material to our condensed consolidated financial statements.
In order to correct our previously issued financial statements, we have restated herein our condensed consolidated financial statements for the three months ended March 31, 2019, in accordance with Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections. In addition to the misstatements described above relating to foreign exchange gains and losses, we corrected additional misstatements that were not material, individually or in the aggregate, to our previously issued condensed consolidated financial statements. Those other immaterial misstatements relate to equipment leased to customers under operating leases, classification of foreign currency gains and losses on cash balances and intra-company loan receivables and payables in our condensed consolidated statements of cash flows, translation of the financial position and results of operations of our foreign operations into U.S. dollars, other miscellaneous adjustments, and the income tax effects of those items.
We believe that the use of our historical exchange rate convention to generate non-operating foreign exchange gains and avoid losses had occurred for at least ten years. The cumulative impact of misstatements related to non-operating foreign exchange gains and losses that we corrected for periods earlier than 2019, as well as the cumulative impact of correcting other immaterial misstatements relating to those earlier periods, have been recorded as a reduction to our opening retained earnings as of January 1, 2019.
The categories of misstatements and their impact on our previously issued condensed consolidated financial statements for the three months ended March 31, 2019 are described in more detail below.
Description of Misstatements
Misstatements of Foreign Exchange Gains and Losses
(a) Foreign Currency Denominated Monetary Assets and Liabilities
As discussed above, we recorded adjustments to correct foreign exchange gains and losses on monetary assets and liabilities denominated in a foreign currency to reflect the gains and losses resulting from application of the exchange rates required by U.S. GAAP. The impacts of the foreign currency gain or loss misstatements are discussed in restatement reference (a) throughout this note.
(b) Foreign Currency Derivative Contracts
As discussed above, we recorded adjustments to correct gains and losses on foreign currency derivative contracts by using current exchange rates at the applicable measurement dates as inputs to the related fair value measurements. The impacts of the foreign currency derivative contract gain or loss misstatements are discussed in restatement reference (b) throughout this note.
Additional Misstatements
(c) Equipment Leased to Customers under Operating Leases
Our manufacturing subsidiaries often sell products to commercial subsidiaries within our consolidated group which then sell or lease those products to third-party customers. Under U.S. GAAP, intra-company sales, intra-company cost of sales, and any step-ups in the carrying amount of inventory from intra-company transactions are eliminated in consolidation. If we subsequently sell the products to a third-party customer, the related intra-company profit previously eliminated in consolidation is recognized in our condensed consolidated statements of income. For transactions in which we lease, rather than sell, our products to customers under operating lease arrangements, no profit or loss should be recognized at inception of the arrangement and any intra-company profit previously eliminated in consolidation should be recognized as a reduction to the carrying amount of the related leased assets. Prior to the third quarter of 2019, our international operations incorrectly recognized intra-company profit previously eliminated in consolidation as a reduction of cost of sales, rather than as a reduction of leased assets, at inception of operating lease arrangements. Accordingly, we have recorded adjustments to increase cost of sales and decrease property, plant, and equipment, net in our condensed consolidated financial statements. Those adjustments include corrections of depreciation expense and accumulated depreciation resulting from the decreases to the carrying amounts of the related leased equipment. The impacts of the operating lease misstatements are discussed in restatement reference (c) throughout this note.
(d) Classification of Foreign Currency Gains and Losses in our Condensed Consolidated Statements of Cash Flows
We previously included foreign exchange gains and losses related to intra-company receivables and payables and cash balances within our cash flows from operations. In the accompanying condensed consolidated statements of cash flows, foreign exchange gains and losses, as restated, related to intra-company receivables and payables and cash balances are presented as reconciling items between income from continuing operations and cash flows from operations. The impacts of those misclassifications on our operating cash flows are discussed in restatement reference (d) throughout this note.
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
U.S. GAAP specifies that the assets and liabilities of foreign operations be translated into the reporting currency at the end of each reporting period using the exchange rate at that date. Similar to our convention for the subsequent remeasurement of foreign currency denominated monetary assets and liabilities, our financial reporting systems were previously configured to translate assets and liabilities at the end of each month using exchange rates from a specified date near the middle of the current month. In recent years, we separately computed the impact of translating assets and liabilities at period-end exchange rates and adjusted our condensed consolidated balance sheets to reflect that difference. However, due to an incorrect input in those manual calculations as of December 31, 2018, the currency translation adjustments component of our other comprehensive income (loss) was misstated in our condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2019.
The impacts of misstatements related to the translation of the financial position and results of operations of our foreign operations are discussed in restatement reference (e) throughout this note.
(f) Other Miscellaneous Adjustments
We recorded adjustments to correct other out-of-period items and previously uncorrected misstatements that were not material, individually or in the aggregate, to our condensed consolidated financial statements. Those other misstatements were primarily related to a historical restructuring liability and amounts related to our separation of Baxalta in 2015. The impacts of the other miscellaneous adjustments are discussed in restatement reference (f) throughout this note.
Description of Restatement Tables
The following tables were previously presented in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 19, Quarterly Financial Data (unaudited), to the consolidated financial statements in our Annual Report on Form 10-K. Below, we have presented reconciliations from our prior periods as previously reported to the restated amounts for each of our condensed consolidated financial statements for the three months ended March 31, 2019. The amounts as previously reported were derived from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019.

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
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in increases to net sales of $6 million, cost of sales of $4 million and selling, general and administrative (SG&A) expense of $1 million for the three months ended March 31, 2019.

Baxter International Inc.
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	Three months ended March 31, 2019
	As previously reported	Restatement impacts	As restated
Net income	$347	$(5)	$342
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	30	(127)	(97)
Pension and other postretirement benefit plans	8	6	14
Hedging activities	(15)	—	(15)
Total other comprehensive loss, net of tax	23	(121)	(98)
Comprehensive income	$370	$(126)	$244

The $5 million decrease to net income was driven by the items described above in the condensed consolidated statement of income for the three months ended March 31, 2019 section.
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
The adjustments to the January 1, 2019 retained earnings and accumulated other comprehensive loss represent the cumulative impacts of foreign exchange gains and losses and the translation of our financial position and results of operations for our foreign operations into U.S. dollars for the periods prior to January 1, 2019. Retained earnings also includes the cumulative impacts of equipment leased to customers under operating leases and other miscellaneous adjustments for the periods prior to January 1, 2019.
See descriptions of the net income and other comprehensive income impacts in the condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the three months ended March 31, 2019 sections above.

Baxter International Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)

	For the Three Months Ended March 31, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$347	$(5)		$342
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	195	(3)	(c)	192
Deferred income taxes	(6)	—		(6)
Stock compensation	22	—		22
Net periodic pension benefit and other postretirement costs	3	—		3
Other	19	(5)	(d)	14
Changes in balance sheet items:
Accounts receivable, net	32	—		32
Inventories	(82)	—		(82)
Accounts payable and accrued liabilities	(333)	(2)	(b)(f)	(335)
Other	(49)	1	(b)(e)(f)	(48)
Cash flows from operations - continuing operations	148	(14)		134
Cash flows from operations - discontinued operations	(6)	—		(6)
Cash flows from operations	142	(14)		128
Cash flows from investing activities
Capital expenditures	(198)	5	(c)	(193)
Acquisitions and investments, net of cash acquired	(109)	—		(109)
Other investing activities, net	1	—		1
Cash flows from investing activities	(306)	5		(301)
Cash flows from financing activities
Net increases in debt obligations with original maturities of three months or less	795	—		795
Cash dividends on common stock	(101)	—		(101)
Proceeds from stock issued under employee benefit plans	173	—		173
Purchases of treasury stock	(597)	—		(597)
Other financing activities, net	(32)	—		(32)
Cash flows from financing activities	238	—		238
Effect of foreign exchange rate changes on cash and cash equivalents	2	(3)	(a)(d)(e)	(1)
Increase (decrease) in cash and cash equivalents	76	(12)		64
Cash and cash equivalents at beginning of period	1,832	6	(e)	1,838
Cash and cash equivalents at end of period	$1,908	$(6)	(e)	$1,902

The $5 million decrease to net income was driven by the items described above in the condensed consolidated statement of income for the three months ended March 31, 2019 section.

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

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows—The corrections of these misstatements resulted in an increase to the effect of foreign exchange rate changes on cash and cash equivalents and a decrease to other adjustments to reconcile net income to net cash from operating activities of $5 million for the three months ended March 31, 2019.

(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The corrections of these misstatements resulted in an increase in cash and cash equivalents at the beginning of the period of $6 million and decreases to other changes in balance sheet items of $1 million, cash and cash equivalents at the end of the period of $6 million and the effect of foreign exchange rate changes on cash and cash equivalents of $12 million for the three months ended March 31, 2019.
(f) Other miscellaneous adjustments—The correction of these misstatements resulted in an increase to other changes in balance sheet items of $1 million and a decrease in changes in accounts payable and accrued liabilities of $1 million for the three months ended March 31, 2019.

3. ACQUISITIONS AND OTHER ARRANGEMENTS
Seprafilm Adhesion Barrier
In February 2020, we acquired the product rights to Seprafilm Adhesion Barrier (Seprafilm) from Sanofi. The transaction closed in February 2020 and we paid approximately $342 million in cash for the acquired assets. Seprafilm is indicated for use in patients undergoing abdominal or pelvic laparotomy as an adjunct intended to reduce the incidence, extent and severity of postoperative adhesions between the abdominal wall and the underlying viscera such as omentum, small bowel, bladder, and stomach, and between the uterus and surrounding structures such as tubes and ovaries, large bowel, and bladder. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting.
The following table summarizes the fair values of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Inventories	$16
Goodwill	29
Other intangible assets	297
Total assets acquired	$342
The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as we finalize our fair value estimates. The results of operations of the acquired business have been included in our condensed consolidated statement of income since the date the business was acquired. The acquisition contributed $13 million of net sales for the three months ended March 31, 2020. Net earnings from the acquisition were not significant during the three months ended March 31, 2020 and included acquisition and integration costs, primarily incremental cost of sales relating to inventory fair value step-ups, of $9 million.

We allocated $287 million and $10 million of the total consideration to the Seprafilm developed product rights and customer relationships with useful lives of 10 and 7 years, respectively. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the developed product rights and customer relationship intangible assets were 14.8% and 11.0%, respectively. We consider the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.
The goodwill, which is deductible for tax purposes, includes the value of potential future indications as well as the overall strategic benefits provided to our product portfolio of hemostats and sealants and is included in the Americas and APAC segments.
Other Business Combinations
We completed other individually immaterial acquisitions in the three months ended March 31, 2020 for total consideration of $13 million in cash at closing plus aggregate future potential contingent consideration of up to $12 million with an acquisition date fair value of $4 million. The acquisitions primarily resulted in the recognition of goodwill and other intangible assets.
We have not presented pro forma financial information for any of our acquisitions because their results are not material to our condensed consolidated financial statements.
Other Business Development Activities
In January 2020, we acquired the U.S. rights to an additional product for $60 million. The purchase price was capitalized as a developed-technology intangible asset in the quarter ended March 31, 2020 and is being amortized over its estimated useful life of 11 years.
In the three months ended March 31, 2020, we entered into distribution license arrangements for multiple products that have not yet obtained regulatory approval for upfront cash payments of $21 million. The cash paid was treated as research and development (R&D) expenses on our condensed consolidated statement of income. We could make additional payments of up to $41 million upon the achievement of certain development, regulatory or commercial milestones.
4. SUPPLEMENTAL FINANCIAL INFORMATION
Interest Expense, Net

	Three months ended March 31,
(in millions)	2020	2019
Interest expense, net of capitalized interest	$30	$25
Interest income	(9)	(7)
Interest expense, net	$21	$18
Other (Income) Expense, Net

	Three months ended March 31,
		As Restated
(in millions)	2020	2019
Foreign exchange losses (gains), net	$11	$(1)
Pension and other postretirement benefit plans	(1)	(15)
Other, net	—	(5)
Other (income) expense, net	$10	$(21)

Inventories

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$402	$377
Work in process	188	185
Finished goods	1,104	1,091
Inventories	$1,694	$1,653
Property, Plant and Equipment, Net

(in millions)	March 31, 2020	December 31, 2019
Property, plant and equipment, at cost	$10,443	$10,660
Accumulated depreciation	(6,103)	(6,148)
Property, plant and equipment, net	$4,340	$4,512
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the three months ended March 31, 2020 and 2019 were $15 million and $42 million, respectively.
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of March 31, 2020 and 2019 was $49 million and $39 million, respectively.
5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2019	$2,428	$385	$217	$3,030
Acquisitions	32	—	7	39
Currency translation adjustments	(86)	(14)	(8)	(108)
Balance as of March 31, 2020	$2,374	$371	$216	$2,961
As of March 31, 2020, there were no reductions in goodwill relating to impairment losses.
Other intangible assets, net
The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2020
Gross other intangible assets	$2,612	$461	$179	$3,252
Accumulated amortization	(1,209)	(284)	—	(1,493)
Other intangible assets, net	$1,403	$177	$179	$1,759
December 31, 2019
Gross other intangible assets	$2,309	$464	$173	$2,946
Accumulated amortization	(1,190)	(285)	—	(1,475)
Other intangible assets, net	$1,119	$179	$173	$1,471
Intangible asset amortization expense was $52 million and $43 million for the three months ended March 31, 2020 and 2019, respectively.

6. FINANCING ARRANGEMENTS
Debt Issuance
In March 2020, we issued $750 million of 3.75% senior notes due in March 2025 and $500 million of 3.95% senior notes due in March 2030 (collectively, the senior notes). Pursuant to a registration rights agreement (the Registration Rights Agreement) with the initial purchasers of the senior notes, we agreed to use our commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the senior notes for new notes with terms substantially identical in all material respects to the senior notes and to have such registration statement declared effective under the U.S. Securities Act of 1933. If we fail to have such registration statement declared effective by September 17, 2021 (a registration default), the annual interest rate on the senior notes would increase by 0.25% for the 90-day period immediately following such registration default and by an additional 0.25% thereafter. The maximum additional interest rate is 0.50% per annum and if a registration default is corrected, the senior notes would revert to the original interest rates. The payment of additional interest is the sole remedy for the holders of the senior notes in the event of a registration default.
Credit Facilities
As of March 31, 2020 and December 31, 2019, we had €200 million ($220 million and $224 million, respectively) outstanding under our Euro-denominated credit facility at a 0.91% interest rate and no borrowings outstanding under our U.S. dollar-denominated credit facility.
7. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2020 and December 31, 2019, our total recorded reserves with respect to legal and environmental matters were $53 million and $56 million, respectively, and there were no related receivables.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of March 31, 2020 and December 31, 2019, our environmental reserves, which are measured on an undiscounted basis, were $18 million. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on our financial position or results of operations.

General Litigation
In November 2016, a putative antitrust class action complaint seeking monetary and injunctive relief was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions. Similar parallel actions subsequently were filed. In January 2017, a single consolidated complaint covering these matters was filed in the Northern District of Illinois. We filed a motion to dismiss the consolidated complaint in February 2017. The court granted our motion to dismiss the consolidated complaint without prejudice in July 2018. The plaintiffs filed an amended complaint, which we moved to dismiss on November 9, 2018. The court granted our motion to dismiss the amended complaint with prejudice on April 3, 2020.
In April 2017, we became aware of a criminal investigation by the U.S. Department of Justice (DOJ), Antitrust Division and a federal grand jury in the United States District Court for the Eastern District of Pennsylvania. We and an employee received subpoenas seeking production of documents and testimony regarding the manufacturing, selling, pricing and shortages of IV solutions and containers (including saline solutions and certain other injectable medicines sold by us) and communications with competitors regarding the same. On November 30, 2018, the DOJ notified us that it had closed the investigation. The New York Attorney General has also requested that we provide information regarding business practices in the IV saline industry. We have cooperated with the New York Attorney General.
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
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. In addition, we have received a stockholder request for inspection of our books and records in connection with the announcement made in our Form 8-K on October 24, 2019 that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. As initially disclosed on October 24, 2019, we also voluntarily advised the staff of the SEC of our internal investigation and we are continuing to cooperate with the staff of the SEC.
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
Other
As previously disclosed, in 2008 we recalled our heparin sodium injection products in the United States. Following the recall, more than 1,000 lawsuits alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities, were filed. In January 2019, the last of these cases was settled. In the first three months of 2019, following the resolution of an insurance dispute, we received cash proceeds of $35 million for our allocation of the insurance proceeds under a settlement and cost-sharing agreement related to the defense of the heparin product liability cases. We recognized a $33 million gain in connection with the resolution of the dispute with the insurer that is classified within other operating income, net on the condensed consolidated statement of income for the three months ended March 31, 2019.

8. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Stock compensation expense totaled $29 million and $22 million in the first quarter of 2020 and 2019, respectively. Approximately 70% of stock compensation expense is classified within SG&A expense with the remainder classified in cost of sales and R&D expense.
We awarded stock compensation grants which consisted of 3.7 million stock options, 0.5 million restricted stock units (RSUs) and 0.4 million performance stock units (PSUs) during the first quarter of 2020. The grant date fair values of stock options, RSUs and PSUs awarded in the first quarter of 2020 were $59 million, $37 million and $29 million, respectively. Stock options and RSUs generally vest in one-third increments over a three-year period. One-fourth of the PSUs granted related to the establishment of the adjusted operating margin vesting condition for awards issued in 2018 and 2019 whereas the remainder were related to awards made in March 2020, which are equally divided into PSUs based on our compound annual sales growth rate performance, our adjusted return on invested capital performance and on our stock performance relative to our peer group. All of the PSUs granted vest at the end of the applicable three-year service period.
Stock Options
The weighted-average Black-Scholes assumptions used in establishing the fair value of stock options granted during the period, along with weighted-average grant date fair values, were as follows:

	Three months ended March 31,
	2020	2019
Expected volatility	26%	19%
Expected life (in years)	5.5	5.5
Risk-free interest rate	0.6%	2.6%
Dividend yield	1.2%	1.0%
Fair value per stock option	$16	$15
The total intrinsic value of stock options exercised was $52 million and $153 million during the first quarters of 2020 and 2019, respectively.
As of March 31, 2020, the unrecognized compensation cost related to all unvested stock options of $103 million is expected to be recognized as expense over a weighted-average period of 2.1 years.
RSUs
As of March 31, 2020, the unrecognized compensation cost related to all unvested RSUs of $73 million is expected to be recognized as expense over a weighted-average period of 2.0 years.
PSUs
As of March 31, 2020, the unrecognized compensation cost related to all unvested PSUs of $44 million is expected to be recognized as expense over a weighted-average period of 2.1 years.
Stock Options Award Modification
In the first quarter of 2020, we modified the terms of stock option awards granted to 123 employees. Specifically, we extended the term for certain stock options that were scheduled to expire in the first quarter of 2020 as applicable employees were not permitted to exercise these awards due to our announcement in February 2020 that our previously issued financial statements should no longer be relied upon. The stock options were extended in order to allow impacted employees to exercise their stock option awards for a brief period once we became current with our

SEC reporting obligations, which occurred in March 2020. As a result of the modifications, we recognized an additional $8 million of stock compensation expense during the quarter ended March 31, 2020.
Cash Dividends
Cash dividends declared per share for the three months ended March 31, 2020 and March 31, 2019 were $0.22 and $0.19, respectively.
Stock Repurchase Programs
In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the first quarter of 2020, we did not repurchase any shares under this authority. During the first quarter of 2019, we repurchased 8.1 million shares pursuant to Rule 10b5-1 plans. We had $897 million remaining available under the authorization as of March 31, 2020.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.
The following table is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2020 and 2019.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
Other comprehensive income (loss) before reclassifications	(359)	10	(131)	(480)
Amounts reclassified from AOCI (a)	—	12	1	13
Net other comprehensive income (loss)	(359)	22	(130)	(467)
Balance as of March 31, 2020	$(3,313)	$(693)	$(171)	$(4,177)

	As Restated
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2018	$(2,868)	$(954)	$(1)	$(3,823)
Adoption of new accounting standard	9	(169)	(1)	(161)
Other comprehensive income (loss) before reclassifications	(97)	7	(15)	(105)
Amounts reclassified from AOCI (a)	—	7	—	7
Net other comprehensive income (loss)	(97)	14	(15)	(98)
Balance as of March 31, 2019	$(2,956)	$(1,109)	$(17)	$(4,082)
(a) See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2020 and 2019.

	Amounts reclassified from AOCI (a)
		As Restated
(in millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(15)	$(8)	Other (income) expense, net
Less: Tax effect	3	1	Income tax expense
	$(12)	$(7)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$(1)	$—	Cost of sales
Less: Tax effect	—	—	Income tax expense
	$(1)	$—	Net of tax
Total reclassifications for the period	$(13)	$(7)	Total net of tax
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
On March 31, 2020, we had $8.2 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 20% of this amount as revenue over the remainder of 2020, 25% in 2021, 20% in each of 2022 and 2023, 5% in each of 2024 and 2025, and the remaining balance thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts receivable, net and accounts payable and accrued liabilities on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized during the three months ended March 31, 2020 and 2019 related to performance obligations satisfied in prior periods was not material.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.7 billion and $1.8 billion as of March 31, 2020 and December 31, 2019, respectively.
For contract manufacturing arrangements, revenue is primarily recognized throughout the production cycle, which typically lasts up to 90 days, resulting in the recognition of contract assets until the related services are completed and the customers are billed. Additionally, for arrangements containing a performance obligation to deliver software that can be used with medical devices, we recognize revenue upon delivery of the software, which results in the recognition of contract assets when customers are billed over time, generally over one to five years. For bundled contracts involving equipment delivered up-front and consumable medical products to be delivered over time, total contract revenue is allocated between the equipment and consumable medical products. In certain of those arrangements, a contract asset is created for the difference between the amount of equipment revenue recognized upon delivery and the amount of consideration initially receivable from the customer. In those arrangements, the contract asset becomes a trade account receivable as consumable medical products are provided and billed, generally over one to seven years. Our contract asset balances totaled $133 million as of March 31, 2020, of which $37 million related to contract manufacturing services, $47 million related to software sales and $49 million related to bundled equipment and consumable medical products contracts. Our contract asset balances totaled $131 million as of December 31, 2019, of which $36 million related to contract manufacturing services, $43 million related to software sales and $52 million related to bundled equipment and consumable medical products contracts. Contract assets are presented within accounts receivable, net ($66 million and $63 million as of March 31, 2020 and December 31, 2019, respectively) and other non-current assets ($67 million and $68 million as of March 31, 2020 and December 31, 2019, respectively) in the accompanying condensed consolidated balance sheets. Contract liabilities as of March 31, 2020 and December 31, 2019 were $19 million and $12 million, respectively, and were included in accounts payable and other accrued liabilities ($7 million as of March 31, 2020) and other non-current liabilities ($12 million as of March 31, 2020 and December 31, 2019, respectively) in the accompanying condensed consolidated balance sheets.

Disaggregation of Net Sales
The following tables disaggregate our net sales from contracts with customers by Global Business Unit (GBU) between the U.S. and international:

	Three months ended March 31,
				As Restated
	2020			2019
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$204	$666	$870	$192	$662	$854
Medication Delivery [2]	461	229	690	406	228	634
Pharmaceuticals [3]	231	296	527	232	278	510
Clinical Nutrition [4]	82	138	220	77	128	205
Advanced Surgery [5]	137	87	224	120	79	199
Acute Therapies [6]	60	96	156	48	81	129
Other [7]	42	73	115	45	62	107
Total Baxter	$1,217	$1,585	$2,802	$1,120	$1,518	$2,638

1Renal Care includes sales of our peritoneal dialysis (PD), hemodialysis (HD) and additional dialysis therapies and services.
2Medication Delivery includes sales of our intravenous (IV) therapies, infusion pumps, administration sets and drug reconstitution devices.
3Pharmaceuticals includes sales of our premixed and oncology drug platforms, inhaled anesthesia and critical care products and pharmacy compounding services.
4Clinical Nutrition includes sales of our parenteral nutrition (PN) therapies and related products.
5Advanced Surgery includes sales of our biological products and medical devices used in surgical procedures for hemostasis, tissue sealing and adhesion prevention.
6Acute Therapies includes sales of our continuous renal replacement therapies (CRRT) and other organ support therapies focused in the intensive care unit (ICU).
7Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.

Lease Revenue
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
The components of lease revenue for the three months ended March 31, 2020 and March 31, 2019 were:

(in millions)	Three months ended March 31, 2020	Three months ended March 31, 2019
Sales-type lease revenue	$6	$6
Operating lease revenue	14	15
Variable lease revenue	18	21
Total lease revenue	$38	$42

11. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through March 31, 2020, we have incurred cumulative pre-tax costs of $1.0 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $30 million through the completion of these initiatives under our current program. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. To the extent further cost savings opportunities are identified, we may incur additional business optimization expenses.

During the three months ended March 31, 2020 and 2019, we recorded the following charges related to business optimization programs.

	Three months ended March 31,
(in millions)	2020	2019
Restructuring charges	$25	$25
Costs to implement business optimization programs	7	10
Accelerated depreciation	—	3
Total business optimization charges	$32	$38
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three months ended March 31, 2020 and 2019, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were generally included within cost of sales, SG&A expense and R&D expense.
For the three months ended March 31, 2019, we recognized accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded within cost of sales and SG&A expense.
During the three months ended March 31, 2020 and 2019, we recorded the following restructuring charges.

	Three months ended March 31, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$2	$16	$1	$19
Asset impairments	6	—	—	6
Total restructuring charges	$8	$16	$1	$25

	Three months ended March 31, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$—	$(1)	$9	$8
Contract termination costs	7	—	—	7
Asset impairments	9	1	—	10
Total restructuring charges	$16	$—	$9	$25

In conjunction with our business optimization initiatives, we sold property that resulted in a gain of $17 million. This benefit is reflected within other operating income, net in our condensed consolidated statement of income for the three months ended March 31, 2020.

The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2019	$92
Charges	19
Payments	(21)
Currency translation	(2)
Liability balance as of March 31, 2020	$88
Substantially all of our restructuring liabilities as of March 31, 2020 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2020.

12. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended March 31,
		As Restated
(in millions)	2020	2019
Pension benefits
Service cost	$21	$18
Interest cost	24	47
Expected return on plan assets	(41)	(72)
Amortization of net losses and prior service costs	19	15
Net periodic pension benefit cost	$23	$8
OPEB
Interest cost	$1	$2
Amortization of net loss and prior service credit	(4)	(7)
Net periodic OPEB cost (income)	$(3)	$(5)

13. INCOME TAXES
Our effective income tax rate was 11.9% and 11.4% for the three months ended March 31, 2020 and 2019, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.

For the three months ended March 31, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and excess tax benefits on stock compensation awards.

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
The following table is a reconciliation of basic shares to diluted shares.

	Three months ended March 31,
(in millions)	2020	2019
Basic shares	507	512
Effect of dilutive securities	9	10
Diluted shares	516	522
The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 1 million and 4 million equity awards for the three months ended March 31, 2020 and 2019, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 for additional information regarding items impacting basic and diluted shares.

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
All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our derivatives and foreign-currency denominated debt as hedging instruments in cash flow, fair value, or net investment hedges.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $583 million and $617 million as of March 31, 2020 and December 31, 2019, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at March 31, 2020 is 12 months for foreign exchange contracts. The total notional amounts of interest rate contracts designated as cash flow hedges were $550 million as of March 31, 2020 and December 31, 2019, respectively. The interest rate contracts have maturity dates in 2022 and hedge the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.
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
There were no outstanding interest rate swap contracts designated as fair value hedges as of March 31, 2020 and December 31, 2019.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of March 31, 2020, we had an accumulated pre-tax unrealized translation gain in AOCI of $28 million related to the Euro-denominated senior notes.
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
There were no hedge dedesignations in the first three months of 2020 or 2019 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2020 or 2019.
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
The total notional amount of undesignated derivative instruments was $824 million as of March 31, 2020 and $619 million as of December 31, 2019.
Gains and Losses on Hedging Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended March 31, 2020 and 2019.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2020	2019		2020	2019
Cash flow hedges
Interest rate contracts	$(184)	$(11)	Interest expense, net	$—	$—
Foreign exchange contracts	14	(9)	Cost of sales	(1)	—
Net investment hedges	49	14	Other (income) expense, net	—	—
Total	$(121)	$(6)		$(1)	$—

	Location of gain (loss) in income statement	Gain (loss) recognized in income
			As Restated
(in millions)		2020	2019
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$2	$(8)
As of March 31, 2020, $6 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2020.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$226
Foreign exchange contracts	Prepaid expenses and other current assets	24	Accounts payable and accrued liabilities	3
Total derivative instruments designated as hedges		24		229
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	5	Accounts payable and accrued liabilities	4
Total derivative instruments		$29		$233
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2019.

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

	March 31, 2020		December 31, 2019
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$29	$233	$21	$54
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(7)	(7)	(11)	(11)
Total	$22	$226	$10	$43
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of March 31, 2020	Balance as of December 31, 2019	Balance as of March 31, 2020	Balance as of December 31, 2019
Long-term debt	$103	$103	$6	$6
(a) These fair value hedges were terminated prior to December 31, 2019.
16. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$29	$—	$29	$—
Marketable equity securities	3	3	—	—
Total	$32	$3	$29	$—
Liabilities
Foreign exchange contracts	$7	$—	$7	$—
Interest rate contracts	226	—	226	—
Contingent payments related to acquisitions	39	—	—	39
Total	$272	$—	$233	$39

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Interest rate contracts	10	—	10	—
Marketable equity securities	3	3	—	—
Total	$24	$3	$21	$—
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Interest rate contracts	52	—	52	—
Contingent payments related to acquisitions	39	—	—	39
Total	$93	$—	$54	$39
As of March 31, 2020 and December 31, 2019, cash and cash equivalents of $4.1 billion and $3.3 billion, respectively, included money market and other short-term funds of approximately $2.3 billion and $1.7 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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
Contingent payments related to acquisitions, which consist of milestone payments and sales-based payments, are valued using discounted cash flow techniques. The fair value of milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or the expected timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increases or the expected timing of payment is accelerated. The following table is a reconciliation of recurring fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions.

	Three months ended March 31,
(in millions)	2020	2019
Fair value at beginning of period	$39	$32
Additions	4	—
Change in fair value recognized in earnings	(3)	—
Payments	(1)	(1)
Fair value at end of period	$39	$31

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of March 31, 2020 and December 31, 2019.

	Book values		Fair values(a)
(in millions)	2020	2019	2020	2019
Liabilities
Short-term debt	$221	$226	$221	$226
Current maturities of long-term debt and finance lease obligations	315	315	315	315
Long-term debt and finance lease obligations	5,996	4,809	6,324	5,156
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $77 million at March 31, 2020 and $73 million at December 31, 2019. These amounts are included in Other non-current assets on our condensed consolidated balance sheets.
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

Financial information for our segments is as follows.

	Three months ended March 31,
		As Restated
(in millions)	2020	2019
Net sales:
Americas	$1,499	$1,409
EMEA	754	707
APAC	549	522
Total net sales	$2,802	$2,638
Operating income:
Americas	$544	$538
EMEA	161	144
APAC	128	120
Total segment operating income	$833	$802
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended March 31,
		As Restated
(in millions)	2020	2019
Total segment operating income	$833	$802
Corporate and other	(424)	(419)
Total operating income	409	383
Net interest expense	21	18
Other (income) expense, net	10	(21)
Income before income taxes	$378	$386
Refer to Note 10 for additional information on Net Sales by GBU.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019.
Restatement of Previously Issued Condensed Consolidated Financial Statements
As previously disclosed, we have restated our condensed consolidated financial statements for the three months ended March 31, 2019 contained in this Quarterly Report on Form 10-Q. In addition, we have restated certain previously reported financial information for the three months ended March 31, 2019 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our condensed consolidated financial statements.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three months ended March 31, 2020 totaled $332 million, or $0.64 per diluted share, compared to $342 million, or $0.66 per diluted share, for the three months ended March 31, 2019. Net income for the three months ended March 31, 2020 included special items which decreased net income by $93 million, or $0.18 per diluted share, as further discussed below. Net income for the three months ended March 31, 2019 included special items which decreased net income by $52 million, or $0.09 per diluted share, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
(in millions)	2020	2019
Gross Margin
Intangible asset amortization expense	$(52)	$(43)
Business optimization items [1]	(10)	(19)
Acquisition and integration expenses [2]	(7)	(5)
European medical devices regulation [3]	(6)	(4)
Investigation and other related costs [4]	(3)	—
Total Special Items	$(78)	$(71)
Impact on Gross Margin Ratio	(2.8 pts)	(2.7 pts)
Selling, General and Administrative (SG&A) Expenses
Business optimization items [1]	$21	$8
Acquisition and integration expenses [2]	3	5
Investigation and other related costs [4]	14	—
Total Special Items	$38	$13
Impact on SG&A Ratio	1.3 pts	0.5 pts
Research and Development (R&D) Expenses
Business optimization items [1]	$1	$11
Acquisition and integration expenses [2]	21	4
Investigation and other related costs [4]	1	—
Total Special Items	$23	$15
Impact on R&D Ratio	0.8 pts	0.6 pts
Other Operating Income, net
Business optimization items [1]	$(17)	$—
Acquisition and integration expenses [2]	(3)	—
Insurance recoveries from a legacy product-related matter [5]	—	(33)
Total Special Items	$(20)	$(33)
Income Tax Expense
Tax effects of special items [6]	$(26)	$(14)
Total Special Items	$(26)	$(14)
Impact on Effective Tax Rate	(2.4 pts)	(1.4 pts)
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

1In 2020 and 2019, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure on a global basis. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. Our results in 2020 and 2019 included business optimization charges of $32 million and $38 million, respectively. Additionally, we recognized a gain of $17 million in 2020 for property we sold in conjunction with our business optimization initiatives. Refer to Note 11 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.

2Our results in 2020 included $28 million of acquisition and integration expenses. This included acquisition and integration expenses related to our acquisitions of Cheetah Medical and Seprafilm of $10 million and the purchase of in-process R&D assets of $21 million, partially offset by the change in the estimated fair value of contingent consideration liabilities of $3 million. Our results in 2019 included $14 million of acquisition and integration expenses. This included acquisition and integration expenses related to our acquisitions of Claris and the RECOTHROM and PREVELEAK products in prior periods of $10 million and the purchase of in-process R&D assets of $4 million. Refer to Note 3 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
3Our results in 2020 and 2019 included $6 million and $4 million, respectively, of costs related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that are scheduled to become effective in 2020.
4Our results in 2020 included costs of $18 million for investigation and related costs. This included $10 million of costs related to our investigation of foreign exchange gains and losses associated with certain intra-company transactions. Additionally, we recorded incremental stock compensation expense of $8 million as we extended the term of certain stock options that were scheduled to expire in the first quarter of 2020. Refer to Notes 7 and 8 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation and stock compensation expense.
5Our results in 2019 included a benefit of $33 million for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter. Refer to Note 7 in Item 1 of this Quarterly Report on Form 10-Q for further information.
6Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.
NET SALES

	Three months ended March 31,		Percent change
		As Restated
(in millions)	2020	2019	At actual currency rates	At constant currency rates
United States	$1,217	$1,120	9%	9%
International	$1,585	1,518	4%	8%
Total net sales	$2,802	$2,638	6%	8%

Foreign currency unfavorably impacted net sales by 2 percentage points during the first quarter of 2020 compared to the prior-year period principally due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, Brazilian Real and Colombian Peso.
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
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 may have an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced and may continue to experience reductions or increases in demand for certain of our products as health care customers re-prioritize the treatment of patients. For example, elective surgeries are being de-prioritized which has negatively impacted the usage of certain of our products, while other of our products are experiencing an increase in demand which we may not be able to meet in accordance with the customer’s desired timing. In addition to travel restrictions, countries have closed borders and imposed prolonged quarantines, often with uncertain duration, which has significantly impacted the ability of our employees to get to their places of work to produce products and may significantly hamper our products from moving through the supply chain. As a result, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our sales, and it is uncertain how COVID-19 will affect our global operations generally if these impacts persist or exacerbate over an extended period of time. For further discussion, refer to the Global Business Unit Net Sales Reporting section below and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
• Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.
The following is a summary of net sales by GBU.

	Three months ended March 31,		Percent change
		As Restated
(in millions)	2020	2019	At actual currency rates	At constant currency rates
Renal Care	$870	$854	2%	4%
Medication Delivery	690	634	9%	10%
Pharmaceuticals	527	510	3%	6%
Clinical Nutrition	220	205	7%	10%
Advanced Surgery	224	199	13%	14%
Acute Therapies	156	129	21%	23%
Other	115	107	7%	9%
Total Baxter	$2,802	$2,638	6%	8%
Renal Care net sales increased 2% in the first quarter of 2020, as compared to the prior-year period. That increase was driven by global patient growth in PD, partially offset by a 2% adverse impact from foreign exchange rate changes. The COVID-19 pandemic contributed to the increase in demand for PD products in the current period.
Medication Delivery net sales increased 9% in the first quarter of 2020, as compared to the prior-year period. That increase was attributable to increased sales of our Spectrum IQ Infusion System in the U.S. and EVO IQ Infusion System internationally and related IV administration sets and solutions, partially offset by a 1% adverse impact from foreign exchange rate changes. The COVID-19 pandemic contributed to the increases in demand for those products in the current period and we currently anticipate that increased demand will continue in the second quarter of 2020.

Pharmaceuticals net sales increased 3% in the first quarter of 2020, as compared to the prior-year period. That increase was driven by growth in international pharmacy compounding sales and increased sales of our generic injectables and U.S. cyclophosphamide, partially offset by lower sales of inhaled anesthesia products and Transderm Scop and by a 3% adverse impact from foreign exchange rate changes. The COVID-19 pandemic increased demand for our generic injectables and decreased demand for our inhaled anesthesia products in the current period and we currently anticipate that such demand trends will continue in the second quarter of 2020.

Clinical Nutrition net sales increased 7% in the first quarter of 2020, as compared to the prior-year period. That increase was driven by increased demand for our PN therapies and related products, partially offset by a 3% adverse impact from foreign exchange rate changes. The COVID-19 pandemic contributed to the increases in demand for those therapies and related products in the current period and we currently anticipate that increased demand will continue in the second quarter of 2020.
Advanced Surgery net sales increased 13% the first quarter of 2020, as compared to the prior-year period. Most of the increase was driven by the acquisition of Seprafilm, which contributed $13 million in net sales during the quarter. Additionally, contributing to the increase in the first two months of the quarter was increased demand for our hemostats and sealants due, in part, to competitive supply disruptions. Those increases were partially offset by a 1% adverse impact from foreign exchange rate changes. The COVID-19 pandemic began to have a significant adverse impact on Advanced Surgery net sales during the latter part of the quarter and we currently anticipate a substantial decline in those net sales in the second quarter of 2020 as many elective surgeries have been and continue to be postponed.
Acute Therapies net sales increased 21% in the first quarter of 2020, as compared to the prior-year period. The increase was driven by increased global demand for our CRRT systems to treat acute kidney injuries, partially offset by a 2% adverse impact from foreign exchange rate changes. The COVID-19 pandemic drove the increases in demand for those products in the current period and we currently anticipate that increased demand will continue in the second quarter of 2020.
Other net sales increased 7% in the first quarter 2020, as compared to the prior-year period. The increase was driven by increased demand for our contract manufacturing services, partially offset by a 2% adverse impact from foreign exchange rate changes.
Gross Margin and Expense Ratios

	Three months ended March 31,
			As Restated
	2020	% of net sales	2019	% of net sales	$ change	% change
Gross margin	$1,163	41.5%	$1,080	40.9%	$83	7.7%
SG&A	$628	22.4%	$601	22.8%	$27	4.5%
R&D	$146	5.2%	$129	4.9%	$17	13.2%

Gross Margin
The gross margin ratio was 41.5% and 40.9% in the first quarter of 2020 and 2019, respectively. The special items identified above had an unfavorable impact of approximately 2.8 and 2.7 percentage points on the gross margin ratio in the first quarter of 2020 and 2019, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio increased in the first quarter of 2020 compared to the prior year due to a favorable product mix and manufacturing efficiencies.
We expect the gross margin ratio for full year 2020 to be negatively impacted by an unfavorable product mix, additional compensation costs, primarily for our manufacturing employees, and incremental logistics costs in response to the COVID-19 pandemic.
SG&A
The SG&A expenses ratio was 22.4% and 22.8% in the first quarter of 2020 and 2019, respectively. The special items identified above had an unfavorable impact of approximately 1.3 and 0.5 percentage points on the SG&A expenses ratio in the first quarter of 2020 and 2019, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio decreased in the first quarter of 2020 primarily due to actions we took to restructure our cost position and focus on expense management and reduced travel and related expenses due to the COVID-19 pandemic.

R&D
The R&D expenses ratio was 5.2% and 4.9% in the first quarter of 2020 and 2019, respectively. The special items identified above had an unfavorable impact of approximately 0.8 and 0.6 percentage points on the R&D expenses ratio in the first quarter of 2020 and 2019, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio increased in the first quarter of 2020 as a result of the timing of project-related expenditures compared to the prior year, partially offset by actions we took to restructure our cost position and focus on expense management.
Business Optimization Items
Beginning in the second half of 2015, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through March 31, 2020, we have incurred cumulative pre-tax costs of $1.0 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $30 million related to these initiatives, primarily related to employee termination costs and implementation costs. To the extent further cost savings opportunities are identified, we may incur additional business optimization expenses. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of approximately $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 95 percent of the expected annual pre-tax savings are expected to be realized by the end of 2020, with the remainder by the end of 2023.
Other Operating Income, Net
Other operating income, net was $20 million in the first quarter of 2020 as we recognized a $17 million gain on the sale of property in conjunction with our business optimization initiatives and a $3 million gain as a result of a change in the estimated fair value of contingent consideration liabilities. Other operating income, net was $33 million in the first quarter of 2019 as we recognized a $33 million gain when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter.
Interest Expense, Net
Interest expense, net was $21 million and $18 million in the first quarter of 2020 and 2019, respectively. The increase in the first quarter of 2020 was primarily driven by higher average debt outstanding as a result of the March 2020 issuance of $750 million of 3.75% senior notes due March 2025 and $500 million of 3.95% senior notes due March 2030 and the May 2019 issuance of €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029. The increase in interest expense, net was partially offset by higher interest income as a result of higher average cash and cash equivalents balances.
We expect that interest expense, net will increase by more than $60 million in 2020 compared to 2019 primarily due to reduced interest income as a result of lower interest rates on cash balances and higher interest expense as a result of the $1.25 billion of senior notes issued in March 2020.
Other (Income) Expense, Net
Other (income) expense, net was expense of $10 million and income of $21 million in the first quarter of 2020 and 2019, respectively. The decrease in the first quarter of 2020 compared to the prior year was primarily due to lower pension benefits and foreign exchange net losses in the current year.

Income Taxes
Our effective income tax rate was 11.9% and 11.4% in the first quarter of 2020 and 2019, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.

For the three months ended March 31, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and excess tax benefits on stock compensation awards.
For the three months ended March 31, 2019, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to excess tax benefits on stock compensation awards.
Segment Results
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of financial information for our reportable segments:

	Net sales		Operating income (loss)
	Three months ended March 31,		Three months ended March 31,
		As Restated		As Restated
(in millions)	2020	2019	2020	2019
Americas	$1,499	$1,409	$544	$538
EMEA	754	707	161	144
APAC	549	522	128	120
Corporate and other	—	—	(424)	(419)
Total	$2,802	$2,638	$409	$383
Americas
Segment net sales and operating income were $1.5 billion and $544 million, respectively, in the first quarter of 2020 and $1.4 billion and $538 million, respectively, in the first quarter of 2019. The increases in the first quarter of 2020 were primarily driven by increased sales and gross margin in multiple GBUs, particularly Medication Delivery, Advanced Surgery due to the Seprafilm acquisition, Acute Therapies and Clinical Nutrition.
EMEA
Segment net sales and operating income were $754 million and $161 million, respectively, in the first quarter of 2020 and $707 million and $144 million, respectively, in the first quarter of 2019. The increases in the first quarter of 2020 were primarily driven by increased sales and gross margin in multiple GBUs, particularly Pharmaceuticals, Clinical Nutrition, Medication Delivery and Acute Therapies.
APAC
Segment net sales and operating income were $549 million and $128 million, respectively, in the first quarter of 2020 and $522 million and $120 million, respectively, in the first quarter of 2019. The increases in the first quarter of 2020 were primarily driven by increased sales and gross margin in multiple GBUs, particularly Renal Care, Acute Therapies, Pharmaceuticals and Advanced Surgery due to the Seprafilm acquisition.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include certain foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in the first quarter of 2020 was higher than the prior-year period due to the prior-year gain recognized when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter and higher investigation and other related costs, acquisition and integration costs and intangible asset amortization in the current year, partially offset by the gain recognized in the current year related to the sale of property in connection with our business optimization initiatives.

LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the three-month periods ended March 31, 2020 and 2019.

	Three months ended March 31,
		As Restated
(in millions)	2020	2019
Cash flows from operations - continuing operations	$274	$134
Cash flows from investing activities	(604)	(301)
Cash flows from financing activities	1,170	238
Cash Flows from Operations — Continuing Operations
In the first three months of 2020, cash provided by operating activities was $274 million, as compared to cash provided by operating activities of $134 million in the first three months of 2019, an increase of $140 million. The increase was primarily due to the timing of vendor payments and lower employee compensation payments in the current year, partially offset by insurance recoveries received in 2019 from a legacy product-related matter and Hurricane Maria.
While we have not yet experienced any significant collection issues related to our receivables to date, we expect that the timing of collection of our receivables may be adversely impacted by the COVID-19 pandemic in the remainder of 2020.
Cash Flows from Investing Activities
In the first three months of 2020, cash used for investing activities included payments for acquisitions of $443 million, primarily related to Seprafilm and rights to multiple products we acquired, and capital expenditures of $172 million. In the first three months of 2019, cash used for investing activities included capital expenditures of $193 million and payments for acquisitions of $109 million, primarily related to the U.S. rights to multiple products we acquired.
Cash Flows from Financing Activities
In the first three months of 2020, cash generated from financing activities included $1.2 billion of net proceeds from the issuance of $750 million of senior notes due in 2025 and $500 million of senior notes due in 2030. We will use the net proceeds from the senior notes issuances for general corporate purposes, including to strengthen our balance sheet as a precautionary measure in light of the COVID-19 pandemic. Cash generated from financing activities in the three months ended March 31, 2020 also included stock issued under employee benefit plans of $66 million and was partially offset by dividend payments of $111 million. In the first three months of 2019, cash generated from financing activities included net proceeds from short-term debt of $795 million and stock issued under employee benefit plans of $173 million, partially offset by payments for stock repurchases of $597 million and dividend payments of $101 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. We did not repurchase any shares under this authority in the first three months of 2020 and had $897 million remaining available under this authorization as of March 31, 2020.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of March 31, 2020, our U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. There was no amount outstanding under our U.S. dollar-denominated credit facility as of March 31, 2020 or December 31, 2019, There was €200 million ($220 million and $224 million, respectively) outstanding at a 0.9% interest rate under our Euro-denominated credit facility as of March 31, 2020 and December 31, 2019. As of March 31, 2020, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $4.1 billion of cash and cash equivalents as of March 31, 2020, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions.
Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. Between March and April 2020, Standard & Poor’s, Fitch, and Moody’s reaffirmed our investment grade credit ratings that we disclosed in our 2019 Annual Report.
LIBOR Reform

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). Currently, our credit facilities and certain of our derivative instruments reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. Our credit facilities include a provision for the determination of a successor LIBOR rate.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2019 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2019 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first quarter of 2020.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements. There are no accounting standards issued but not yet effective that we believe will have a material impact on our condensed consolidated financial statements.
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
On May 6, 2019, we received a Show Cause Notice under the Drugs & Cosmetics Act, 1940 and Rules thereunder (Show Cause Notice) from the Commissioner of the Food & Drugs Control Administration in the Gujarat State in Gandhinagar, India (Commissioner). The Show Cause Notice was issued regarding an April 9, 2019 inspection of our Claris facilities in Ahmedabad, India by the Commissioner. The Show Cause Notice contained a number of observations of alleged Good Manufacturing Practice related issues across a variety of areas, some of which overlap with the areas covered in the Claris 483 or the Claris Warning Letter. We responded to the Show Cause Notice and a follow up inspection occurred in July 2019. This matter resulted in a two-day suspension order for certain manufacturing operations, which occurred on March 19 and 20, 2020. This matter is now closed.
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
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses and the material weakness identified as a result thereof, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liability associated with the separation of our biopharmaceuticals and medical products businesses, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah and Seprafilm from Sanofi), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of our facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	our ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;

•	the impact of global economic conditions (including potential trade wars) and public health crises and epidemics, such as the novel strain of coronavirus (COVID-19), on us and our customers and suppliers, including foreign governments in countries in which we operate;

•	the continuity, availability and pricing of acceptable raw materials and component supply, and the related continuity of our manufacturing and distribution;

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

•	developments that would require the correction of additional misstatements in our previously issued financial statements;

•	failures with respect to our quality, compliance or ethics programs;

•	future actions of third parties, including third-party payers, the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance, for example);

•	the outcome of pending or future litigation, including the opioid litigation and litigation related to the investigation of foreign exchange gains and losses;

•	failure to achieve our long-term financial improvement goals;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

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

•
other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, all of which are available on our website.

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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of March 31, 2020 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding as of March 31, 2020, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $17 million with respect to those contracts would increase by $2 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding as of March 31, 2020 by replacing the actual exchange rates as of March 31, 2020 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our operations in Argentina are reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of March 31, 2020, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2019 Annual Report. There were no significant changes during the quarter ended March 31, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2020.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2020, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Other than as described in the two preceding paragraphs and in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
A review of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2020 and 2019 has been performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries (the “Company”) as of March 31, 2020, and the related condensed consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes, appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein), and in our report dated March 17, 2020, which included a paragraph regarding the correction of misstatements in the 2018 and 2017 financial statements and a paragraph describing a change in the manner of accounting for leases in 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Restatement of Previously Issued Interim Financial Statements

As discussed in Note 2 to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements for the three-month period ended March 31, 2019 to correct misstatements.

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
April 30, 2020

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 7 is incorporated herein by reference.
Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors previously disclosed in our 2019 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the first quarter of 2020 we did not repurchase any shares pursuant to Rule 10b5-1 plans. We had $897 million remaining under this program (as amended and after giving effect to stock repurchases) as of March 31, 2020. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit Number	Description
4.1
Indenture between Baxter International Inc. and The Bank of New York Mellon Trust Company, N.A., dated as of March 26, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 27, 2020).

4.2
First Supplemental Indenture, to the Indenture dated as of March 26, 2020, between Baxter International Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 26, 2020 (including form of 3.750% Senior Notes due 2025 and form of 3.950% Senior Notes due 2030) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 27, 2020).

4.3
Registration Rights Agreement, dated as of March 26, 2020, by and among Baxter International Inc. and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 27, 2020).

10.1	Baxter International Inc. 2020 Equity Plan, effective as of March 16, 2020 (incorporated by reference to Exhibit C 10.22 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

10.2
Offer Letter between Baxter International Inc. and José E. Almeida, dated as of March 12, 2020 (incorporated by reference to Exhibit C 10.25 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_____________________________________
* Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: April 30, 2020
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)