Form 10-Q
period 2020-06-30
BAXTER INTERNATIONAL INC
filed 2020-07-30
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 21, 2020 was 506,231,732 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2020

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

Additionally, as previously disclosed, we restated our unaudited interim financial information as of and for the quarterly periods ended June 30, 2019, March 31, 2019, June 30, 2018, and March 31, 2018, for the quarterly period ended December 31, 2018, for the six months ended June 30, 2019 and as of September 30, 2018. The restatements of that unaudited interim financial information were presented within our 2019 Annual Report. See Note 19, Quarterly Financial Data (unaudited), to the consolidated financial statements in the 2019 Annual Report for additional information related to these restatements for each of those periods. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, to the condensed consolidated financial statements within our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 for additional information related to the restatement of our condensed consolidated financial statements for the three months ended March 31, 2019.

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

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 includes unaudited condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019. As previously disclosed in our 2019 Annual Report, we have restated certain information within this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements for the three and six months ended June 30, 2019. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$4,085	$3,335
Accounts receivable, net of allowances of $120 in 2020 and $112 in 2019	1,884	1,896
Inventories	1,905	1,653
Prepaid expenses and other current assets	692	619
Total current assets	8,566	7,503
Property, plant and equipment, net	4,382	4,512
Goodwill	3,052	3,030
Other intangible assets, net	1,716	1,471
Operating lease right-of-use assets	581	608
Other non-current assets	1,168	1,069
Total assets	$19,465	$18,193
Current liabilities:
Short-term debt	$1	$226
Current maturities of long-term debt and finance lease obligations	318	315
Accounts payable and accrued liabilities	2,561	2,689
Total current liabilities	2,880	3,230
Long-term debt and finance lease obligations	6,055	4,809
Operating lease liabilities	488	510
Other non-current liabilities	1,882	1,732
Total liabilities	11,305	10,281
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2020 and 2019	683	683
Common stock in treasury, at cost, 173,312,541 shares in 2020 and 177,340,358 shares in 2019	(10,597)	(10,764)
Additional contributed capital	5,975	5,955
Retained earnings	16,055	15,718
Accumulated other comprehensive (loss) income	(3,988)	(3,710)
Total Baxter stockholders’ equity	8,128	7,882
Noncontrolling interests	32	30
Total equity	8,160	7,912
Total liabilities and equity	$19,465	$18,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
		As Restated		As Restated
	2020	2019	2020	2019
Net sales	$2,718	$2,834	$5,520	$5,472
Cost of sales	1,680	1,681	3,319	3,239
Gross margin	1,038	1,153	2,201	2,233
Selling, general and administrative expenses	590	641	1,218	1,242
Research and development expenses	117	166	263	295
Other operating income, net	—	(4)	(20)	(37)
Operating income	331	350	740	733
Interest expense, net	36	20	57	38
Other (income) expense, net	6	4	16	(17)
Income before income taxes	289	326	667	712
Income tax expense	42	13	87	57
Net income	247	313	580	655
Net income attributable to noncontrolling interests	1	—	2	—
Net income attributable to Baxter stockholders	$246	$313	$578	$655
Earnings per share
Basic	$0.48	$0.61	$1.14	$1.28
Diluted	$0.48	$0.60	$1.12	$1.26
Weighted-average number of shares outstanding
Basic	509	510	508	511
Diluted	517	519	517	520
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
		As Restated		As Restated
	2020	2019	2020	2019
Net income	$247	$313	$580	$655
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax (benefit) expense of $2 and $2 for the three months ended June 30, 2020 and 2019, respectively, and ($6) and $2 for the six months ended June 30, 2020 and 2019, respectively	189	2	(170)	(95)
Pension and other postretirement benefits, net of tax expense of $1 and $2 for the three months ended June 30, 2020 and 2019, respectively, and $7 and $6 for the six months ended June 30, 2020 and 2019, respectively	4	6	26	20
Hedging activities, net of tax (benefit) expense of $1 and ($3) for the three months ended June 30, 2020 and 2019, respectively, and ($38) and ($8) for the six months ended June 30, 2020 and 2019, respectively	(4)	(12)	(134)	(27)
Total other comprehensive income (loss), net of tax	189	(4)	(278)	(102)
Comprehensive income	436	309	302	553
Less: Comprehensive income attributable to noncontrolling interests	1	—	2	—
Comprehensive income attributable to Baxter stockholders	$435	$309	$300	$553
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended June 30, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2020	683	$683	175	$(10,677)	$5,935	$15,935	$(4,177)	$7,699	$31	$7,730
Net income	—	—	—	—	—	246	—	246	1	247
Other comprehensive income (loss)	—	—	—	—	—	—	189	189	—	189
Stock issued under employee benefit plans and other	—	—	(2)	80	40	—	—	120	—	120
Dividends declared on common stock	—	—	—	—	—	(126)	—	(126)	—	(126)
Balance as of June 30, 2020	683	$683	173	$(10,597)	$5,975	$16,055	$(3,988)	$8,128	$32	$8,160

	For the six months ended June 30, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2020	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standards	—	—	—	—	—	(4)	—	$(4)	—	$(4)
Net income	—	—	—	—	—	578	—	578	2	580
Other comprehensive income (loss)	—	—	—	—	—	—	(278)	(278)	—	(278)
Stock issued under employee benefit plans and other	—	—	(4)	167	20	—	—	187	—	187
Dividends declared on common stock	—	—	—	—	—	(237)	—	(237)	—	(237)
Balance as of June 30, 2020	683	$683	173	$(10,597)	$5,975	$16,055	$(3,988)	$8,128	$32	$8,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended June 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2019 (As Restated)	683	$683	173	$(10,284)	$5,839	$15,414	$(4,082)	$7,570	$23	$7,593
Net income	—	—	—	—	—	313	—	313	—	313
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)	—	(4)
Purchases of treasury stock	—	—	2	(157)	46	—	—	(111)	—	(111)
Stock issued under employee benefit plans and other	—	—	(2)	119	21	(17)	—	123	—	123
Dividends declared on common stock	—	—	—	—	—	(112)	—	(112)	—	(112)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of June 30, 2019 (As Restated)	683	$683	173	$(10,322)	$5,906	$15,598	$(4,086)	$7,779	$24	$7,803

	For the six months ended June 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2019 (As Restated)	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	655	—	655	—	655
Other comprehensive income (loss)	—	—	—	—	—	—	(102)	(102)	—	(102)
Purchases of treasury stock	—	—	10	(743)	46	—	—	(697)	—	(697)
Stock issued under employee benefit plans and other	—	—	(7)	410	(38)	(83)	—	289	—	289
Dividends declared on common stock	—	—	—	—	—	(210)	—	(210)	—	(210)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of June 30, 2019 (As Restated)	683	$683	173	$(10,322)	$5,906	$15,598	$(4,086)	$7,779	$24	$7,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
		As Restated
	2020	2019
Cash flows from operations
Net income	$580	$655
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	401	385
Deferred income taxes	(23)	(63)
Stock compensation	64	57
Net periodic pension benefit and other postretirement costs	40	7
Intangible asset impairments	17	31
Other	27	44
Changes in balance sheet items:
Accounts receivable, net	(25)	(60)
Inventories	(261)	(91)
Accounts payable and accrued liabilities	(48)	(299)
Other	(124)	(86)
Cash flows from operations – continuing operations	648	580
Cash flows from operations – discontinued operations	(2)	(6)
Cash flows from operations	646	574
Cash flows from investing activities
Capital expenditures	(316)	(338)
Acquisitions, net of cash acquired, and investments	(453)	(111)
Other investing activities, net	11	1
Cash flows from investing activities	(758)	(448)
Cash flows from financing activities
Issuances of debt	1,240	1,661
Net decreases in debt with original maturities of three months or less	(225)	—
Cash dividends on common stock	(223)	(198)
Proceeds from stock issued under employee benefit plans	151	262
Purchases of treasury stock	—	(720)
Other financing activities, net	(34)	(37)
Cash flows from financing activities	909	968
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(38)	2
Increase in cash, cash equivalents and restricted cash	759	1,096
Cash, cash equivalents and restricted cash at beginning of period	3,335	1,838
Cash, cash equivalents and restricted cash at end of period (1)	$4,094	$2,934
(1) We did not have any restricted cash balances as of December 31, 2019, June 30, 2019 or December 31, 2018. The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of June 30, 2020 (in millions):

June 30, 2020
Cash and cash equivalents	$4,085
Restricted cash included in prepaid expenses and other current assets	9
Cash, cash equivalents and restricted cash	$4,094
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
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic and concern of a “second wave” of outbreaks. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business.
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

The following table is a summary of the changes in our allowance for doubtful accounts for the three and six months ended June 30, 2020:

(in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020
Balance at beginning of period	$114	$112
Adoption of new accounting standard	—	4
Charged to costs and expenses	5	12
Write-offs	(1)	(1)
Currency translation adjustments	2	(7)
Balance at end of period	$120	$120
ASU 2016-13 also requires disclosure by vintage year of origination for net investment in leases. Our net investment in sales-type leases was $130 million as of June 30, 2020, of which $16 million originated in 2016 and prior, $16 million in 2017, $46 million in 2018, $36 million in 2019 and $16 million in 2020.
As of January 1, 2020, we adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Our policies for capitalizing implementation costs incurred in a hosting arrangement were not impacted by this ASU. However, we have historically classified those capitalized costs within property, plant and equipment, net on our condensed consolidated balance sheets and as capital expenditures on our condensed consolidated statements of cash flows. Under the new ASU, those capitalized costs are presented as other non-current assets on our condensed consolidated balance sheets and within operating cash flows on our condensed consolidated statements of cash flows. We adopted this ASU on a prospective basis and capitalized $12 million and $20 million, respectively, of implementation costs related to hosting arrangements that are service contracts during the three and six months ended June 30, 2020.
2. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have restated herein our condensed consolidated financial statements for the three and six months ended June 30, 2019. We have also restated impacted amounts within the accompanying notes to the consolidated financial statements, as applicable. The restatement of our condensed consolidated financial statements for the three and six months ended June 30, 2019 was previously reported in our 2019 Annual Report.
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
We identified misstatements relating to foreign currency denominated monetary assets and liabilities and foreign currency derivative contracts that caused our Other income (expense), net and Income before income taxes to be overstated by $32 million and $36 million, respectively, for the three and six months ended June 30, 2019. Our quantification of those misstatements to our previously reported foreign exchange gains and losses was not limited to intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses after the related exchange rates were already known. Rather, we identified every legal entity within our consolidated group that had foreign exchange gains or losses above an immaterial threshold and, for those entities, we remeasured all foreign exchange gains and losses from foreign currency denominated cash balances and intra-company loan receivables and payables using the exchange rates required by U.S. GAAP. For those entities, we also quantified misstatements to our previously reported gains and losses on foreign currency derivative contracts, which had used foreign exchange rates determined under our historical exchange rate convention as inputs to the fair value measurements of those contracts. Our quantification of misstatements to the condensed consolidated financial statements did not include foreign currency gains or losses from short-term third-party and intra-company trade receivables and trade payables denominated in foreign currencies. We determined that any potential misstatements relating to such balances that arise in the ordinary course of business and are ultimately settled for cash within a short period of time, generally thirty to sixty days, would not be material to our condensed consolidated financial statements.
In order to correct our previously issued financial statements, we have restated herein our condensed consolidated financial statements for the three and six months ended June 30, 2019, in accordance with Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections. In addition to the misstatements described above relating to foreign exchange gains and losses, we corrected additional misstatements that were not material, individually or in the aggregate, to our previously issued condensed consolidated financial statements. Those other immaterial misstatements relate to equipment leased to customers under operating leases, classification of foreign currency gains and losses on cash balances and intra-company loan receivables and payables in our condensed consolidated statements of cash flows, translation of the financial position and results of operations of our foreign operations into U.S. dollars, other miscellaneous adjustments, and the income tax effects of those items.
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
The categories of misstatements and their impact on our previously issued condensed consolidated financial statements for the three and six months ended June 30, 2019 are described in more detail below.
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
U.S. GAAP specifies that the assets and liabilities of foreign operations be translated into the reporting currency at the end of each reporting period using the exchange rate at that date. Similar to our convention for the subsequent remeasurement of foreign currency denominated monetary assets and liabilities, our financial reporting systems were previously configured to translate assets and liabilities at the end of each month using exchange rates from a specified date near the middle of the current month. In recent years, we separately computed the impact of translating assets and liabilities at period-end exchange rates and adjusted our condensed consolidated balance sheets to reflect that difference. However, due to an incorrect input in those manual calculations as of December 31, 2018, the currency translation adjustments component of our other comprehensive income (loss) was misstated in our condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2019.
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
Description of Restatement Tables
The following tables were previously presented in our 2019 Annual Report. See Note 19, Quarterly Financial Data (unaudited), to the consolidated financial statements in our 2019 Annual Report. Below, we have presented reconciliations from our prior periods as previously reported to the restated amounts for each of our condensed consolidated financial statements for the three and six months ended June 30, 2019. The amounts as previously reported were derived from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 30, 2019.

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
(e) Translation of the Financial Position and Results of Operations of our Foreign Operations into U.S. Dollars—The correction of these misstatements resulted in decreases to net sales of $6 million, cost of sales of $5 million and selling, general and administrative (SG&A) expense of $1 million for the three months ended June 30, 2019.

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
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(78)	80	2
Pension and other postretirement benefit plans	13	(7)	6
Hedging activities	(12)	—	(12)
Total other comprehensive loss, net of tax	(77)	73	(4)
Comprehensive income	$266	$43	$309

The $30 million decrease to net income was driven by the items described above in the condensed consolidated statement of income for the three months ended June 30, 2019 section.
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
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(48)	(47)	(95)
Pension and other postretirement benefit plans	21	(1)	20
Hedging activities	(27)	—	(27)
Total other comprehensive loss, net of tax	(54)	(48)	(102)
Comprehensive income	$636	$(83)	$553
The $35 million decrease to net income was driven by the items described above in the condensed consolidated statement of income for the six months ended June 30, 2019 section.
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
See descriptions of the net income and other comprehensive income impacts in the condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the three months ended June 30, 2019 sections above.

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
See descriptions of the net income and other comprehensive income impacts in the condensed consolidated statement of income and condensed consolidated statement of comprehensive income for the six months ended June 30, 2019 sections above.

Baxter International Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)

	For the Six Months Ended June 30, 2019
	As previously reported	Restatement impacts	Restatement reference	As restated
Cash flows from operations
Net income	$690	$(35)		$655
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	393	(8)	(c)(f)	385
Deferred income taxes	(55)	(8)	(c)(f)	(63)
Stock compensation	57	—		57
Net periodic pension benefit and other postretirement costs	7	—		7
Intangible asset impairment	31	—		31
Other	34	10	(d)	44
Changes in balance sheet items:
Accounts receivable, net	(60)	—		(60)
Inventories	(91)	—		(91)
Accounts payable and accrued liabilities	(303)	4	(b)	(299)
Other	(86)	—	(e)(f)	(86)
Cash flows from operations - continuing operations	617	(37)		580
Cash flows from operations - discontinued operations	(6)	—		(6)
Cash flows from operations	611	(37)		574
Cash flows from investing activities
Capital expenditures	(352)	14	(c)	(338)
Acquisitions, net of cash acquired, and investments	(111)	—		(111)
Other investing activities, net	1	—		1
Cash flows from investing activities	(462)	14		(448)
Cash flows from financing activities
Issuances of debt	1,661	—		1,661
Cash dividends on common stock	(198)	—		(198)
Proceeds from stock issued under employee benefit plans	262	—		262
Purchases of treasury stock	(720)	—		(720)
Other financing activities, net	(37)	—		(37)
Cash flows from financing activities	968	—		968
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	26	(a)(d)(e)	2
Increase (decrease) in cash and cash equivalents	1,093	3		1,096
Cash and cash equivalents at beginning of period	1,832	6	(e)	1,838
Cash and cash equivalents at end of period	$2,925	$9	(e)	$2,934

The $35 million decrease to net income was driven by the items described above in the condensed consolidated statement of income for the six months ended June 30, 2019 section.

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

(d) Classification of Foreign Currency Gains and Losses in our Consolidated Statements of Cash Flows—The corrections of these misstatements resulted in a decrease to the effect of foreign exchange rate changes on cash and cash equivalents and an increase to other adjustments to reconcile net income to net cash from operating activities of $10 million for the six months ended June 30, 2019.

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
(f) Other miscellaneous adjustments—The correction of these misstatements resulted in decreases to depreciation and amortization of $1 million and deferred income taxes of $6 million and an increase to other changes in balance sheet items of $1 million for the six months ended June 30, 2019.

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
The following table summarizes the fair values of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Inventories	$18
Goodwill	28
Other intangible assets	296
Total assets acquired	$342
In the three months ended June 30, 2020, we made immaterial measurement period adjustments to the acquired assets that had an insignificant impact on our results of operations. The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as we finalize our fair value estimates. In the three and six months ended June 30, 2020, the results of operations of the acquired business have been included in our condensed consolidated statement of income since the date the business was acquired. The acquisition contributed $23 million and $36 million, respectively, of net sales for the three and six months ended June 30, 2020. Net earnings from the acquisition were not significant during the three and six months ended June 30, 2020 and included acquisition and integration costs, primarily incremental cost of sales relating to inventory fair value step-ups, of $6 million and $15 million, respectively.

We allocated $286 million and $10 million of the total consideration to the Seprafilm developed product rights and customer relationships with useful lives of 10 and 7 years, respectively. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the developed product rights and customer relationship intangible assets were 14.8% and 11.0%, respectively. We consider the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions we used in establishing the estimated fair values.
The goodwill, which is deductible for tax purposes, includes the value of the overall strategic benefits provided to our product portfolio of hemostats and sealants and is included in the Americas and APAC segments.
Other Business Combinations
We completed other individually immaterial acquisitions in the six months ended June 30, 2020 for total consideration of $13 million in cash at closing plus aggregate future potential contingent consideration of up to $12 million with an acquisition date fair value of $4 million. The acquisitions primarily resulted in the recognition of goodwill and other intangible assets.
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
In the six months ended June 30, 2020, we entered into distribution license arrangements for multiple products that have not yet obtained regulatory approval for upfront cash payments of $22 million. The cash paid was treated as research and development (R&D) expenses on our condensed consolidated statement of income. We could make additional payments of up to $44 million upon the achievement of certain development, regulatory or commercial milestones.
4. SUPPLEMENTAL FINANCIAL INFORMATION
Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest expense, net of capitalized interest	$40	$28	$70	$53
Interest income	(4)	(8)	(13)	(15)
Interest expense, net	$36	$20	$57	$38
Other (Income) Expense, Net

	Three months ended June 30,		Six months ended June 30,
		As Restated		As Restated
(in millions)	2020	2019	2020	2019
Foreign exchange losses, net	$10	$15	$21	$14
Pension and other postretirement benefit plans	(1)	(16)	(2)	(31)
Other, net	(3)	5	(3)	—
Other (income) expense, net	$6	$4	$16	$(17)

Inventories

(in millions)	June 30, 2020	December 31, 2019
Raw materials	$450	$377
Work in process	189	185
Finished goods	1,266	1,091
Inventories	$1,905	$1,653
Property, Plant and Equipment, Net

(in millions)	June 30, 2020	December 31, 2019
Property, plant and equipment, at cost	$10,683	$10,660
Accumulated depreciation	(6,301)	(6,148)
Property, plant and equipment, net	$4,382	$4,512
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the six months ended June 30, 2020 and 2019 were $35 million and $140 million, respectively. Right-of-use finance lease assets obtained in exchange for lease obligations for the six months ended June 30, 2020 were $7 million. As of June 30, 2020, we have entered into lease agreements with aggregate future lease payments of approximately $45 million for facilities that have not yet commenced.
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of June 30, 2020 and 2019 was $42 million and $49 million, respectively.
5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2019	$2,428	$385	$217	$3,030
Acquisitions	31	—	7	38
Currency translation adjustments	(13)	(2)	(1)	(16)
Balance as of June 30, 2020	$2,446	$383	$223	$3,052
As of June 30, 2020, there were no reductions in goodwill relating to impairment losses.
Other intangible assets, net
The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
June 30, 2020
Gross other intangible assets	$2,638	$476	$179	$3,293
Accumulated amortization	(1,276)	(301)	—	(1,577)
Other intangible assets, net	$1,362	$175	$179	$1,716
December 31, 2019
Gross other intangible assets	$2,309	$464	$173	$2,946
Accumulated amortization	(1,190)	(285)	—	(1,475)
Other intangible assets, net	$1,119	$179	$173	$1,471

Intangible asset amortization expense was $56 million and $45 million for the three months ended June 30, 2020 and 2019, respectively, and $108 million and $88 million for the six months ended June 30, 2020 and 2019, respectively.
In the second quarters of 2020 and 2019, we recognized impairment charges of $17 million and $31 million, respectively, related to developed-technology intangible assets due to a decline in market expectations for the related products. The fair value of the intangible assets was measured using a discounted cash flow approach and the charges are classified within cost of sales in the accompanying condensed consolidated statements of income. We consider the fair value of the assets to be a Level 3 measurements due to the significant estimates and assumptions we used in establishing the estimated fair values.

6. FINANCING ARRANGEMENTS
Debt Issuance
In March 2020, we issued $750 million of 3.75% senior notes due in October 2025 and $500 million of 3.95% senior notes due in April 2030 (collectively, the senior notes). Pursuant to a registration rights agreement (the Registration Rights Agreement) with the initial purchasers of the senior notes, we agreed to use our commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the senior notes for new notes with terms substantially identical in all material respects to the senior notes and to have such registration statement declared effective under the U.S. Securities Act of 1933. If we fail to have such registration statement declared effective by September 17, 2021 (a registration default), the annual interest rate on the senior notes would increase by 0.25% for the 90-day period immediately following such registration default and by an additional 0.25% thereafter. The maximum additional interest rate is 0.50% per annum and if a registration default is corrected, the senior notes would revert to the original interest rates. The payment of additional interest is the sole remedy for the holders of the senior notes in the event of a registration default.
Credit Facilities
As of June 30, 2020, there were no borrowings outstanding under our U.S. dollar or Euro-denominated credit facilities. As of December 31, 2019, we had €200 million ($224 million) outstanding under our Euro-denominated credit facility at a 0.91% interest rate and no borrowings outstanding under our U.S. dollar-denominated credit facility.
7. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2020 and December 31, 2019, our total recorded reserves with respect to legal and environmental matters were $45 million and $56 million, respectively, and there were no related receivables.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of June 30, 2020 and December 31, 2019, our environmental reserves, which are measured on an undiscounted basis, were $18 million. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
In November 2016, a putative antitrust class action complaint seeking monetary and injunctive relief was filed in the United States District Court for the Northern District of Illinois. The complaint alleges a conspiracy among manufacturers of IV solutions to restrict output and affect pricing in connection with a shortage of such solutions. Similar parallel actions subsequently were filed. In January 2017, a single consolidated complaint covering these matters was filed in the Northern District of Illinois. We filed a motion to dismiss the consolidated complaint in February 2017. The court granted our motion to dismiss the consolidated complaint without prejudice in July 2018. The plaintiffs filed an amended complaint, which we moved to dismiss on November 9, 2018. The court granted our motion to dismiss the amended complaint with prejudice on April 3, 2020. The plaintiffs did not file an appeal.
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
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. Plaintiffs filed an amended complaint on June 25, 2020 containing substantially the same allegations. In addition, we have received a stockholder request for inspection of our books and records in connection with the announcement made in our Form 8-K on October 24, 2019 that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. As initially disclosed on October 24, 2019, we also voluntarily advised the staff of the SEC of our internal investigation and we are continuing to cooperate with the staff of the SEC.
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
8. STOCKHOLDERS’ EQUITY
Stock Options Award Modification
In the first quarter of 2020, we modified the terms of stock option awards granted to 123 employees. Specifically, we extended the term for certain stock options that were scheduled to expire in the first quarter of 2020 as applicable employees were not permitted to exercise these awards due to our announcement in February 2020 that our previously issued financial statements should no longer be relied upon. The stock options were extended in order to allow impacted employees to exercise their stock option awards for a brief period once we became current with our SEC reporting obligations, which occurred in March 2020. As a result of the modifications, we recognized an additional $8 million of stock compensation expense during the three months ended March 31, 2020.
Cash Dividends
Cash dividends declared per share for the three and six months ended June 30, 2020 were $0.245 and $0.465, respectively. Cash dividends declared per share for the three and six months ended June 30, 2019 were $0.22 and $0.41, respectively.
Stock Repurchase Programs
In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the first half of 2020, we did not repurchase any shares under this authority. During the first half of 2019, we repurchased 9.5 million shares pursuant to Rule 10b5-1 plans and otherwise. We had $897 million remaining available under the authorization as of June 30, 2020.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.
The following table is a net-of-tax summary of the changes in AOCI by component for the six months ended June 30, 2020 and 2019.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
Other comprehensive income (loss) before reclassifications	(170)	2	(131)	(299)
Amounts reclassified from AOCI (a)	—	24	(3)	21
Net other comprehensive (loss) income	(170)	26	(134)	(278)
Balance as of June 30, 2020	$(3,124)	$(689)	$(175)	$(3,988)

	As Restated
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2018	$(2,868)	$(954)	$(1)	$(3,823)
Adoption of new accounting standard	9	(169)	(1)	(161)
Other comprehensive income (loss) before reclassifications	(95)	7	(26)	(114)
Amounts reclassified from AOCI (a)	—	13	(1)	12
Net other comprehensive (loss) income	(95)	20	(27)	(102)
Balance as of June 30, 2019	$(2,954)	$(1,103)	$(29)	$(4,086)
(a) See table below for details about these reclassifications.
The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2020 and 2019.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(15)	$(30)	Other (income) expense, net
Less: Tax effect	3	6	Income tax expense
	$(12)	$(24)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$5	$4	Cost of sales
Less: Tax effect	(1)	(1)	Income tax expense
	$4	$3	Net of tax
Total reclassifications for the period	$(8)	$(21)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(7)	$(15)	Other (income) expense, net
Less: Tax effect	1	2	Income tax expense
	$(6)	$(13)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$1	$1	Cost of sales
Less: Tax effect	—	—	Income tax expense
	$1	$1	Net of tax
Total reclassifications for the period	$(5)	$(12)	Total net of tax

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
On June 30, 2020, we had $8.0 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 15% of this amount as revenue over the remainder of 2020, 25% in each of 2021 and 2022, 15% in 2023 and 10% in each of 2024 and 2025.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts receivable, net and accounts payable and accrued liabilities on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and six months ended June 30, 2020 and 2019 related to performance obligations satisfied in prior periods was not material.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.7 billion and $1.8 billion as of June 30, 2020 and December 31, 2019, respectively.
For contract manufacturing arrangements, revenue is primarily recognized throughout the production cycle, which typically lasts up to 90 days, resulting in the recognition of contract assets until the related services are completed and the customers are billed. Additionally, for arrangements containing a performance obligation to deliver software that can be used with medical devices, we recognize revenue upon delivery of the software, which results in the recognition of contract assets when customers are billed over time, generally over one to five years. For bundled contracts involving equipment delivered up-front and consumable medical products to be delivered over time, total contract revenue is allocated between the equipment and consumable medical products. In certain of those arrangements, a contract asset is created for the difference between the amount of equipment revenue recognized upon delivery and the amount of consideration initially receivable from the customer. In those arrangements, the contract asset becomes a trade account receivable as consumable medical products are provided and billed, generally over one to seven years. Our contract asset balances totaled $138 million as of June 30, 2020, of which $30 million related to contract manufacturing services, $59 million related to software sales and $49 million related to bundled equipment and consumable medical products contracts. Our contract asset balances totaled $131 million as of December 31, 2019, of which $36 million related to contract manufacturing services, $43 million related to software sales and $52 million related to bundled equipment and consumable medical products contracts. Contract assets are presented within accounts receivable, net ($74 million and $63 million as of June 30, 2020 and December 31, 2019, respectively) and other non-current assets ($64 million and $68 million as of June 30, 2020 and December 31, 2019, respectively) in the accompanying condensed consolidated balance sheets. Contract liabilities as of June 30, 2020 and December 31, 2019 were $58 million and $12 million, respectively, and were included in accounts payable and other accrued liabilities ($31 million as of June 30, 2020) and other non-current liabilities ($27 million and $12 million as of June 30, 2020 and December 31, 2019, respectively) in the accompanying condensed consolidated balance sheets.
Disaggregation of Net Sales
The following tables disaggregate our net sales by Global Business Unit (GBU) between the U.S. and international:

	Three months ended June 30,
				As Restated
	2020			2019
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$209	$710	$919	$196	$711	$907
Medication Delivery [2]	401	211	612	441	248	689
Pharmaceuticals [3]	212	273	485	235	303	538
Clinical Nutrition [4]	78	141	219	79	136	215
Advanced Surgery [5]	94	74	168	143	88	231
Acute Therapies [6]	72	114	186	44	88	132
Other [7]	61	68	129	55	67	122
Total Baxter	$1,127	$1,591	$2,718	$1,193	$1,641	$2,834

	Six months ended June 30,
				As Restated
	2020			2019
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$413	$1,376	$1,789	$388	$1,373	$1,761
Medication Delivery [2]	862	440	1,302	847	476	1,323
Pharmaceuticals [3]	443	569	1,012	467	581	1,048
Clinical Nutrition [4]	160	279	439	156	264	420
Advanced Surgery [5]	231	161	392	263	167	430
Acute Therapies [6]	132	210	342	92	169	261
Other [7]	103	141	244	100	129	229
Total Baxter	$2,344	$3,176	$5,520	$2,313	$3,159	$5,472

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
The components of lease revenue for the three and six months ended June 30, 2020 were:

(in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020
Sales-type lease revenue	$10	$16
Operating lease revenue	14	28
Variable lease revenue	20	38
Total lease revenue	$44	$82
The components of lease revenue for the three and six months ended June 30, 2019 were:

(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Sales-type lease revenue	$5	$11
Operating lease revenue	15	30
Variable lease revenue	21	42
Total lease revenue	$41	$83

11. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through June 30, 2020, we have incurred cumulative pre-tax costs of $1.0 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $15 million through the completion of the initiatives that are currently underway. These costs will primarily include employee termination costs, implementation costs, and accelerated depreciation. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and six months ended June 30, 2020 and 2019, we recorded the following charges related to business optimization programs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Restructuring charges	$7	$52	$32	$77
Costs to implement business optimization programs	6	12	13	22
Accelerated depreciation	—	1	—	4
Total business optimization charges	$13	$65	$45	$103
For segment reporting purposes, business optimization charges are unallocated expenses.

Costs to implement business optimization programs for the three and six months ended June 30, 2020 and 2019, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were generally included within cost of sales, SG&A expense and R&D expense.
For the three and six months ended June 30, 2020 and 2019, respectively, we recognized accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded within cost of sales and SG&A expense.
During the three and six months ended June 30, 2020 and 2019, we recorded the following restructuring charges.

	Three months ended June 30, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$3	$3	$(3)	$3
Contract termination and other costs	2	—	—	2
Asset impairments	2	—	—	2
Total restructuring charges	$7	$3	$(3)	$7

	Three months ended June 30, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$6	$26	$17	$49
Contract termination costs	1	—	—	1
Asset impairments	1	—	1	2
Total restructuring charges	$8	$26	$18	$52

	Six months ended June 30, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$5	$19	$(2)	$22
Contract termination and other costs	2	—	—	2
Asset impairments	8	—	—	8
Total restructuring charges	$15	$19	$(2)	$32

	Six months ended June 30, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$6	$25	$26	$57
Contract termination costs	8	—	—	8
Asset impairments	10	1	1	12
Total restructuring charges	$24	$26	$27	$77
In conjunction with our business optimization initiatives, we sold property that resulted in a gain of $17 million. This benefit is reflected within other operating income, net in our condensed consolidated statement of income for the six months ended June 30, 2020
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2019	$92
Charges	29
Payments	(41)
Reserve adjustments	(5)
Currency translation	1
Liability balance as of June 30, 2020	$76
Substantially all of our restructuring liabilities as of June 30, 2020 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2021.

12. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended June 30,		Six months ended June 30,
		As Restated		As Restated
(in millions)	2020	2019	2020	2019
Pension benefits
Service cost	$20	$20	$41	$38
Interest cost	23	43	47	90
Expected return on plan assets	(40)	(68)	(81)	(140)
Amortization of net losses and prior service costs	19	14	38	29
Net periodic pension benefit cost	$22	$9	$45	$17
OPEB
Interest cost	$1	$2	$2	$4
Amortization of net loss and prior service credit	(4)	(7)	(8)	(14)
Net periodic OPEB cost (income)	$(3)	$(5)	$(6)	$(10)

13. INCOME TAXES
Our effective income tax rate was 14.5% and 4.0% for the three months ended June 30, 2020 and 2019, respectively, and 13.0% and 8.0% for the six months ended June 30, 2020 and 2019, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three and six months ended June 30, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to favorable geographic earnings mix and excess tax benefits on stock compensation awards.
For the three and six months ended June 30, 2019, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to the recognition of tax benefits associated with a favorable tax ruling and excess tax benefits on stock compensation awards.
14. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units (RSUs) and performance share units (PSUs) is reflected in the denominator for diluted EPS using the treasury stock method.
The following table is a reconciliation of basic shares to diluted shares.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Basic shares	509	510	508	511
Effect of dilutive securities	8	9	9	9
Diluted shares	517	519	517	520
The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 4 million and 3 million equity awards for the three and six months ended June 30, 2020, respectively, and 4 million equity awards each for the three and six months ended June 30, 2019, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $618 million and $617 million as of June 30, 2020 and December 31, 2019, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at June 30, 2020 is 12 months for foreign exchange contracts. The total notional amounts of interest rate contracts designated as cash flow hedges were $550 million as of June 30, 2020 and December 31, 2019, respectively. The interest rate contracts have maturity dates in 2022 and hedge the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.
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
There were no outstanding interest rate swap contracts designated as fair value hedges as of June 30, 2020 and December 31, 2019.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of June 30, 2020, we had an accumulated pre-tax unrealized translation loss in AOCI of $22 million related to the Euro-denominated senior notes.
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
There were no hedge dedesignations in the first six months of 2020 or 2019 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2020 or 2019.
If we remove a net investment hedge designation, any gains or losses recognized in AOCI are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In the second quarter of 2019, we dedesignated €1.2 billion of forward contracts designated as a net investment hedge of our European operations. There were no net investment hedges terminated during the first six months of 2020.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $822 million as of June 30, 2020 and $619 million as of December 31, 2019.

Gains and Losses on Hedging Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended June 30, 2020 and 2019.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2020	2019		2020	2019
Cash flow hedges
Interest rate contracts	$9	$(23)	Interest expense, net	$—	$—
Foreign exchange contracts	(7)	9	Cost of sales	5	1
Net investment hedges	(50)	(36)	Other (income) expense, net	—	—
Total	$(48)	$(50)		$5	$1

	Location of gain (loss) in income statement	Gain (loss) recognized in income
			As Restated
(in millions)		2020	2019
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$13	$(4)
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the six months ended June 30, 2020 and 2019.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2020	2019		2020	2019
Cash flow hedges
Interest rate contracts	$(175)	$(34)	Interest expense, net	$—	$—
Foreign exchange contracts	7	—	Cost of sales	4	1
Net investment hedges	(1)	(22)	Other income, net	—	—
Total	$(169)	$(56)		$4	$1

	Location of gain (loss) in income statement	Gain (loss) recognized in income
			As Restated
(in millions)		2020	2019
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$15	$(12)
As of June 30, 2020, $4 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2020.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$217
Foreign exchange contracts	Prepaid expenses and other current assets	13	Accounts payable and accrued liabilities	1
Total derivative instruments designated as hedges		13		218
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	8	Accounts payable and accrued liabilities	—
Total derivative instruments		$21		$218
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

	June 30, 2020		December 31, 2019
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$21	$218	$21	$54
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(10)	(10)	(11)	(11)
Total	$11	$208	$10	$43

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of June 30, 2020	Balance as of December 31, 2019	Balance as of June 30, 2020	Balance as of December 31, 2019
Long-term debt	$102	$103	$5	$6
(a) These fair value hedges were terminated prior to December 31, 2019.
16. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$21	$—	$21	$—
Marketable equity securities	3	3	—	—
Total	$24	$3	$21	$—
Liabilities
Foreign exchange contracts	$1	$—	$1	$—
Interest rate contracts	217	—	217	—
Contingent payments related to acquisitions	39	—	—	39
Total	$257	$—	$218	$39

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Interest rate contracts	10	—	10	—
Marketable equity securities	3	3	—	—
Total	$24	$3	$21	$—
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Interest rate contracts	52	—	52	—
Contingent payments related to acquisitions	39	—	—	39
Total	$93	$—	$54	$39
As of June 30, 2020 and December 31, 2019, cash and cash equivalents of $4.1 billion and $3.3 billion, respectively, included money market and other short-term funds of approximately $2.6 billion and $1.7 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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
Contingent payments related to acquisitions accounted for as business combinations, which consist of milestone payments and sales-based payments, are valued using discounted cash flow techniques. The fair value of milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or the expected timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increases or the expected timing of payment is accelerated. The following table is a reconciliation of recurring fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Fair value at beginning of period	$39	$31	$39	$32
Additions	—	—	4	—
Change in fair value recognized in earnings	—	(4)	(3)	(4)
Payments	—	—	(1)	(1)
Fair value at end of period	$39	$27	$39	$27
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of June 30, 2020 and December 31, 2019.

	Book values		Fair values(a)
(in millions)	2020	2019	2020	2019
Liabilities
Short-term debt	$1	$226	$1	$226
Current maturities of long-term debt and finance lease obligations	318	315	318	315
Long-term debt and finance lease obligations	6,055	4,809	6,743	5,156
(a) These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.
The carrying value of short-term debt approximates its fair value due to the short-term maturities of the obligations. The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments, such as accounts receivable and accounts payable, approximate their fair values due to the short-term maturities of most of those assets and liabilities.
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $81 million at June 30, 2020 and $73 million at December 31, 2019. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
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
Financial information for our segments is as follows.

	Three months ended June 30,		Six months ended June 30,
		As Restated		As Restated
(in millions)	2020	2019	2020	2019
Net sales:
Americas	$1,407	$1,519	$2,906	$2,928
EMEA	731	742	1,485	1,449
APAC	580	573	1,129	1,095
Total net sales	$2,718	$2,834	$5,520	$5,472
Operating income:
Americas	$489	$582	$1,033	$1,120
EMEA	159	159	320	303
APAC	143	136	271	256
Total segment operating income	$791	$877	$1,624	$1,679
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
		As Restated		As Restated
(in millions)	2020	2019	2020	2019
Total segment operating income	$791	$877	$1,624	$1,679
Corporate and other	(460)	(527)	(884)	(946)
Total operating income	331	350	740	733
Net interest expense	36	20	57	38
Other (income) expense, net	6	4	16	(17)
Income before income taxes	$289	$326	$667	$712
Refer to Note 10 for additional information on Net Sales by GBU.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019.
Restatement of Previously Issued Condensed Consolidated Financial Statements
As previously disclosed, we have restated our condensed consolidated financial statements for the three and six months ended June 30, 2019 contained in this Quarterly Report on Form 10-Q. In addition, we have restated certain previously reported financial information for the three and six months ended June 30, 2019 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our condensed consolidated financial statements.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three and six months ended June 30, 2020 totaled $246 million, or $0.48 per diluted share, and $578 million, or $1.12 per diluted share, compared to $313 million, or $0.60 per diluted share, and $655 million, or $1.26 per diluted share, for the three and six months ended June 30, 2019. Net income for the three and six months ended June 30, 2020 included special items which decreased net income by $83 million and $176 million, respectively, or $0.16 and $0.34 per diluted share, respectively, as further discussed below. Net income for the three and six months ended June 30, 2019 included special items which decreased net income by $123 million and $175 million, respectively, or $0.24 and $0.34 per diluted share, respectively, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Gross Margin
Intangible asset amortization expense	$(56)	$(45)	$(108)	$(88)
Intangible asset impairments [1]	(17)	(31)	(17)	(31)
Business optimization items [2]	(8)	(10)	(18)	(29)
Acquisition and integration expenses [3]	(4)	(12)	(11)	(17)
European medical devices regulation [4]	(8)	(6)	(14)	(10)
Investigation and related costs [5]	—	—	(3)	—
Total Special Items	$(93)	$(104)	$(171)	$(175)
Impact on Gross Margin Ratio	(3.4 pts)	(3.7 pts)	(3.1 pts)	(3.2 pts)
Selling, General and Administrative (SG&A) Expenses
Business optimization items [2]	$7	$32	$28	$40
Acquisition and integration expenses [3]	4	—	7	5
Investigation and related costs [5]	2	—	16	—
Total Special Items	$13	$32	$51	$45
Impact on SG&A Ratio	0.5 pts	1.1 pts	1.0 pts	0.8 pts
Research and Development (R&D) Expenses
Business optimization items [2]	$(2)	$23	$(1)	$34
Acquisition and integration expenses [3]	1	2	22	6
Investigation and related costs [5]	—	—	1	—
Total Special Items	$(1)	$25	$22	$40
Impact on R&D Ratio	0.0 pts	0.9 pts	0.4 pts	0.7 pts
Other Operating Income, net
Business optimization items [2]	$—	$—	$(17)	$—
Acquisition and integration expenses [3]	—	(4)	(3)	(4)
Insurance recoveries from a legacy product-related matter [6]	—	—	—	(33)
Total Special Items	$—	$(4)	$(20)	$(37)
Income Tax Expense
Tax effects of special items [7]	$(22)	$(34)	$(48)	$(48)
Total Special Items	$(22)	$(34)	$(48)	$(48)
Impact on Effective Tax Rate	(1.7 pts)	(5.7 pts)	(2.2 pts)	(3.2 pts)
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
1In 2020 and 2019, our results included charges of $17 million and $31 million for asset impairments related to developed-technology intangible assets. Refer to Note 5 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these asset impairments.

2In 2020 and 2019, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure on a global basis. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. Our results in 2020 included business optimization charges of $13 million in the second quarter and $45 million in the first half. Our results in 2019 included business optimization charges of $65 million in the second quarter and $103 million in the first half. Additionally, we recognized a gain of $17 million in the first half of 2020 for property we sold in conjunction with our business optimization initiatives. Refer to Note 11 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.

3Our results in 2020 included $9 million in the second quarter and $37 million in the first half of acquisition and integration expenses. This included acquisition and integration expenses related to our acquisitions of Cheetah Medical Inc. (Cheetah) and Seprafilm of $8 million in the second quarter and $18 million in the first half and the purchase of in-process R&D assets of $1 million in the second quarter and $22 million in the first half, partially offset by the change in the estimated fair value of contingent consideration liabilities of $3 million in the first half. Our results in 2019 included $10 million in the second quarter and $24 million in the first half of acquisition and integration expenses. This included acquisition and integration expenses related to our acquisitions of Claris and the RECOTHROM and PREVELEAK products in prior periods of $12 million in the second quarter and $22 million in the first half and the purchase of in-process R&D assets of $2 million in the second quarter and $6 million in the first half, partially offset by the change in the estimated fair value of contingent consideration liabilities of $4 million in the second quarter and first half. Refer to Note 3 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
4Our results in 2020 included $8 million in the second quarter and $14 million in the first half of costs related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that are scheduled to become effective in 2021. Our results in 2019 included $6 million in the second quarter and $10 million in the first half of costs related to these requirements.
5Our results in 2020 included costs of $2 million in the second quarter and $20 million in the first half for investigation and related costs. This included $2 million in the second quarter and $12 million in the first half of costs related to our investigation of foreign exchange gains and losses associated with certain intra-company transactions and related legal matters. Additionally, we recorded incremental stock compensation expense of $8 million in the first half as we extended the term of certain stock options that were scheduled to expire in the first quarter of 2020. Refer to Notes 7 and 8 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation and stock compensation expense.
6Our results in 2019 included a benefit of $33 million in the first half for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter. Refer to Note 7 in Item 1 of this Quarterly Report on Form 10-Q for further information.
7Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each adjustment is based on the jurisdiction in which the adjustment is incurred and the tax laws in effect for each such jurisdiction.
NET SALES

	Three months ended June 30,		Percent change
		As Restated
(in millions)	2020	2019	At actual currency rates	At constant currency rates
United States	$1,127	$1,193	(6)%	(6)%
International	$1,591	1,641	(3)%	1%
Total net sales	$2,718	$2,834	(4)%	(1)%

	Six months ended June 30,		Percent change
		As Restated
(in millions)	2020	2019	At actual currency rates	At constant currency rates
United States	$2,344	$2,313	1%	1%
International	$3,176	3,159	1%	5%
Total net sales	$5,520	$5,472	1%	3%

Foreign currency unfavorably impacted net sales by 3 percentage points during the second quarter of 2020 compared to the prior-year period principally due to the strengthening of the U.S. Dollar relative to the Brazilian Real, Euro, Mexican Peso, Australian Dollar and Colombian Peso. Foreign currency unfavorably impacted net sales by 2 percentage points during the first half of 2020 compared to the prior-year period principally due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, Brazilian Real, Chinese Renminbi and Colombian Peso.
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
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic and concern of a “second wave” of outbreaks. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. For further discussion, refer to the Global Business Unit Net Sales Reporting section below, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
• Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.
The following is a summary of net sales by GBU.

	Three months ended June 30,		Percent change
		As restated
(in millions)	2020	2019	At actual currency rates	At constant currency rates
Renal Care	$919	$907	1%	5%
Medication Delivery	612	689	(11)%	(9)%
Pharmaceuticals	485	538	(10)%	(7)%
Clinical Nutrition	219	215	2%	5%
Advanced Surgery	168	231	(27)%	(27)%
Acute Therapies	186	132	41%	45%
Other	129	122	6%	7%
Total Baxter	$2,718	$2,834	(4)%	(1)%

	Six months ended June 30,		Percent change
		As restated
(in millions)	2020	2019	At actual currency rates	At constant currency rates
Renal Care	$1,789	$1,761	2%	5%
Medication Delivery	1,302	1,323	(2)%	0%
Pharmaceuticals	1,012	1,048	(3)%	(1)%
Clinical Nutrition	439	420	5%	7%
Advanced Surgery	392	430	(9)%	(8)%
Acute Therapies	342	261	31%	34%
Other	244	229	7%	8%
Total Baxter	$5,520	$5,472	1%	3%
Renal Care net sales increased 1% in the second quarter and 2% in the first half of 2020, as compared to the prior-year periods. The increase in the second quarter and first half was driven by global patient growth in PD, partially offset by a 4% and 3%, respectively, adverse impact from foreign exchange rate changes, as compared to the prior-year periods. The COVID-19 pandemic contributed to the increase in demand for PD products in the current periods.
Medication Delivery net sales decreased 11% in the second quarter and 2% in the first half of 2020, as compared to the prior-year periods. The decrease in the second quarter and first half was primarily driven by lower demand in the second quarter for our infusion systems and related IV administration sets and solutions due to lower hospital admission rates and a reduction in elective surgeries due to the COVID-19 global pandemic, including the impact from shelter in place initiatives as well as patient safety concerns related to potential COVID-19 infection risk. Foreign exchange rate changes negatively impacted sales by 2%, as compared to the prior-year periods. Demand in the second quarter was also adversely affected by increased customer purchases of our IV administration sets and solutions late in the first quarter, as hospitals prepared for an expected inflow of COVID-19 patients.
Pharmaceuticals net sales decreased 10% in the second quarter and 3% in the first half of 2020, as compared to the prior-year periods. The decrease in the second quarter and first half of 2020 was driven by lower demand for inhaled anesthesia products as a result of lower hospital admission rates and reduced elective surgeries in the second quarter resulting from the global COVID-19 pandemic. Sales in the second quarter and first half of 2020 were also negatively impacted by new competitive entrants for TransDerm Scop. Foreign exchange rate changes adversely impacted sales by 3% and 2%, respectively, as compared to the prior-year periods. Those impacts were partially offset by increased demand for our international pharmacy compounding services along with certain generic injectables.
Clinical Nutrition net sales increased 2% in the second quarter and 5% in the first half of 2020, as compared to the prior-year periods. The increase in the second quarter and first half of 2020 was driven by increased demand for our PN therapies and related products, partially offset by a 3% and 2%, respectively, adverse impact from foreign exchange rate changes, as compared to the prior-year periods. The COVID-19 pandemic contributed to the increases in demand for those therapies and related products in the second quarter and first half of 2020.
Advanced Surgery net sales decreased 27% the second quarter and 9% in the first half of 2020, as compared to the prior-year periods. The decrease in the second quarter and first half of 2020 was driven by the impact of the COVID-19 pandemic as many elective surgeries were postponed and a 0% and 1% adverse impact from foreign exchange rate changes, as compared to the prior-year periods. Partially offsetting the decreases was the acquisition of Seprafilm, which contributed $23 million and $36 million in net sales during the second quarter and first half of 2020, respectively. Also offsetting the decrease in the first half of 2020 was a benefit from increased demand for our hemostats and sealants early in the year due, in part, to competitive supply disruptions.
Acute Therapies net sales increased 41% in the second quarter and 31% in the first half of 2020, as compared to the prior-year periods. The increase in the second quarter and first half was driven by increased global demand for our CRRT systems to treat acute kidney injuries, partially offset by a 4% and 3%, respectively, adverse impact from foreign exchange rate changes, as compared to the prior-year periods. The COVID-19 pandemic drove the increases in demand for those products in the second quarter and first half of 2020.
Other net sales increased 6% in the second quarter and 7% in the first half of 2020, as compared to the prior-year periods. The increase in the second quarter and first half of 2020 was driven by increased demand for our contract manufacturing services, partially offset by a 1% adverse impact from foreign exchange rate changes, as compared to the prior-year periods.
Gross Margin and Expense Ratios

	Three months ended June 30,
			As Restated
	2020	% of net sales	2019	% of net sales	$ change	% change
Gross margin	$1,038	38.2%	$1,153	40.7%	$(115)	(10.0)%
SG&A	$590	21.7%	$641	22.6%	$(51)	(8.0)%
R&D	$117	4.3%	$166	5.9%	$(49)	(29.5)%

	Six months ended June 30,
	2019	% of net sales	2018 (as restated)	% of net sales	$ change	% change
Gross margin	$2,201	39.9%	$2,233	40.8%	$(32)	(1.4)%
SG&A	$1,218	22.1%	$1,242	22.7%	$(24)	(1.9)%
R&D	$263	4.8%	$295	5.4%	$(32)	(10.8)%
Gross Margin
The gross margin ratio was 38.2% and 39.9% in the second quarter and first half of 2020, respectively. The special items identified above had an unfavorable impact of approximately 3.4 and 3.1 percentage points on the gross margin ratio in the second quarter and first half of 2020, respectively. The gross margin ratio was 40.7% and 40.8% in the second quarter and first half of 2019, respectively. The special items identified above had an unfavorable impact of approximately 3.7 and 3.2 percentage points on the gross margin ratio in the second quarter and first half of 2019, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased in the second quarter and first half of 2020 compared to the prior year due to an unfavorable product mix, additional compensation costs, primarily for our manufacturing employees, and incremental logistics costs, all in response to the COVID-19 pandemic.
We expect the gross margin ratio for full year 2020 to be negatively impacted by those same factors.
SG&A
The SG&A expenses ratio was 21.7% and 22.1% in the second quarter and first half of 2020, respectively. The special items identified above had an unfavorable impact of approximately 0.5 and 1.0 percentage points on the SG&A expenses ratio in the second quarter and first half of 2020, respectively. The SG&A expenses ratio was 22.6% and 22.7% in the second quarter and first half of 2019, respectively. The special items identified above had an unfavorable impact of approximately 1.1 and 0.8 percentage points on the SG&A expenses ratio in the second quarter and first half of 2019, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio decreased in the second quarter and first half of 2020 primarily due to lower bonus accruals under our annual employee incentive compensation plans, actions we took to restructure our cost position and focus on expense management and reduced travel and related expenses due to the COVID-19 pandemic.
R&D
The R&D expenses ratio was 4.3% and 4.8% in the second quarter and first half of 2020, respectively. The special items identified above had an unfavorable impact of approximately 0.0 and 0.4 percentage points on the R&D expenses ratio in the second quarter and first half of 2020, respectively. The R&D expenses ratio was 5.9% and 5.4% in the second quarter and first half of 2019, respectively. The special items identified above had an unfavorable impact of approximately 0.9 and 0.7 percentage points on the R&D expenses ratio in the second quarter and first half of 2019, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the R&D expenses ratio decreased in the second quarter and first half of 2020 as a result of the timing of project-related expenditures compared to the prior year and actions we took to restructure our cost position and focus on expense management.
Business Optimization Items
Beginning in the second half of 2015, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through June 30, 2020, we have incurred cumulative pre-tax costs of $1.0 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $15 million through the completion of the initiatives that are currently underway, primarily related to employee termination costs and implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of approximately $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 95 percent of the expected annual pre-tax savings are expected to be realized by the end of 2020, with the remainder by the end of 2023.
Other Operating Income, Net
Other operating income, net was $20 million in the first half of 2020 as we recognized a $17 million gain on the sale of property in conjunction with our business optimization initiatives and a $3 million gain as a result of a change in the estimated fair value of contingent consideration liabilities. Other operating income, net was $4 million and $37 million in the second quarter and first half of 2019, respectively. In the second quarter and first half of 2019, we recognized a benefit of $4 million related to the change in the estimated fair value of contingent consideration liabilities. In the first half of 2019, we recognized a $33 million gain when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter.
Interest Expense, Net
Interest expense, net was $36 million and $57 million in the second quarter and first half of 2020, respectively, and $20 million and $38 million in the second quarter and first half of 2019, respectively. The increase in the second quarter and first half of 2020 was primarily driven by higher average debt outstanding as a result of the March 2020 issuance of $750 million of 3.75% senior notes due October 2025 and $500 million of 3.95% senior notes due April 2030 and the May 2019 issuance of €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029.
We expect that interest expense, net will increase by more than $60 million in 2020 compared to 2019 primarily due to reduced interest income as a result of lower interest rates on cash balances and higher interest expense as a result of the $1.25 billion of senior notes issued in March 2020.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $6 million and $16 million in the second quarter and first half of 2020, respectively, and an expense of $4 million and income of $17 million in the second quarter and first half of 2019, respectively. The increase in expense in the second quarter and first half of 2020 compared to the prior year was primarily due to lower pension benefits as a result of the annuitization of our U.S. pension plans in the fourth quarter of 2019.

Income Taxes
Our effective income tax rate was 14.5% and 4.0% in the second quarter and 13.0% and 8.0% in the first half of 2020 and 2019, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.

For the three and six months ended June 30, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to favorable geographic earnings mix and excess tax benefits on stock compensation awards.
For the three and six months ended June 30, 2019, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to the recognition of tax benefits associated with a favorable tax ruling and excess tax benefits on stock compensation awards.
Segment Results
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of financial information for our reportable segments:

	Net sales				Operating income (loss)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
		As Restated		As Restated		As Restated		As Restated
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Americas	$1,407	$1,519	$2,906	$2,928	$489	$582	$1,033	$1,120
EMEA	731	742	1,485	1,449	159	159	320	303
APAC	580	573	1,129	1,095	143	136	271	256
Corporate and other	—	—	—	—	(460)	(527)	(884)	(946)
Total	$2,718	$2,834	$5,520	$5,472	$331	$350	$740	$733
Americas
Segment net sales and operating income were $1.4 billion and $489 million, respectively, in the second quarter and $2.9 billion and $1.0 billion, respectively, in the first half of 2020. Segment net sales and operating income were $1.5 billion and $582 million, respectively, in the second quarter and $2.9 billion and $1.1 billion, respectively, in the first half of 2019. The decreases in the second quarter and first half of 2020 were primarily driven by decreased sales and gross margin in multiple GBUs, particularly Medication Delivery, Pharmaceuticals and Advanced Surgery, due to the impact of the COVID-19 pandemic. The decrease was partially offset by favorable performance in Acute Therapies and Clinical Nutrition as well as the acquisition of Seprafilm.
EMEA
Segment net sales and operating income were $731 million and $159 million, respectively, in the second quarter and $1.5 billion and $320 million, respectively, in the first half of 2020. Segment net sales and operating income were $742 million and $159 million, respectively, in the second quarter and $1.4 billion and $303 million, respectively, in the first half of 2019. The change in foreign exchange rates had an adverse impact on results in 2020 as compared to 2019. On a constant currency basis, net sales increased in both the second quarter and first half of 2020 as favorable performance in Acute Therapies, Clinical Nutrition and Renal Care was partially offset by unfavorable performance in Advanced Surgery and Medication Delivery.
APAC
Segment net sales and operating income were $580 million and $143 million, respectively, in the second quarter and $1.1 billion and $271 million, respectively, in the first half of 2020. Segment net sales and operating income were $573 million and $136 million, respectively, in the second quarter and $1.1 billion and $256 million, respectively, in the first half of 2019. The increases in the second quarter and first half of 2020 were primarily driven by increased sales and gross margin in multiple GBUs, particularly Renal Care, Acute Therapies and Pharmaceuticals. The acquisition of Seprafilm also positively contributed to results in 2020. The change in foreign exchange rates had an adverse impact on results in 2020 as compared to 2019.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include certain foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in the second quarter and first half of 2020 was lower than the prior-year period due to lower expenses and the gain recognized in the current year related to the sale of property in connection with our business optimization initiatives and a lower intangible asset impairment in the current year compared to the prior year, partially offset by the prior-year gain recognized when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter and higher investigation and related costs, acquisition and integration costs and intangible asset amortization in the current year.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the six-month periods ended June 30, 2020 and 2019.

	Six months ended June 30,
		As Restated
(in millions)	2020	2019
Cash flows from operations - continuing operations	$648	$580
Cash flows from investing activities	(758)	(448)
Cash flows from financing activities	909	968
Cash Flows from Operations — Continuing Operations
In the first half of 2020, cash provided by operating activities was $648 million, as compared to cash provided by operating activities of $580 million in the first half of 2019, an increase of $68 million. The increase was primarily due to the timing of vendor payments, lower restructuring payments and lower employee incentive compensation payments in the current year, partially offset by a more significant increase in inventory levels in the current year and insurance recoveries received in 2019 from a legacy product-related matter and Hurricane Maria.
While we did not experience significant collection issues related to our receivables during the first half of 2020, the timing of collection of our receivables may be adversely impacted by the COVID-19 pandemic during the remainder of 2020.
Cash Flows from Investing Activities
In the first half of 2020, cash used for investing activities included payments for acquisitions of $453 million, primarily related to Seprafilm and rights to multiple products we acquired, and capital expenditures of $316 million. In the first half of 2019, cash used for investing activities included capital expenditures of $338 million and payments for acquisitions of $111 million, primarily related to the U.S. rights to multiple products we acquired.
Cash Flows from Financing Activities
In the first six months of 2020, cash generated from financing activities included $1.2 billion of net proceeds from the issuance of $750 million of senior notes due in 2025 and $500 million of senior notes due in 2030. We will use the net proceeds from the senior notes issuances for general corporate purposes, including to strengthen our balance sheet as a precautionary measure in light of the COVID-19 pandemic. Cash generated from financing activities in the six months ended June 30, 2020 also included stock issued under employee benefit plans of $151 million and was partially offset by the repayment of borrowings under our Euro-denominated credit facility of €200 million ($225 million) and dividend payments of $223 million. In the first six months of 2019, cash generated from financing activities included $1.7 billion of net proceeds from the issuance of €750 million of senior notes due in 2024 and €750 million of senior notes due in 2029 along with stock issued under employee benefit plans of $262 million, partially offset by payments for stock repurchases of $720 million and dividend payments of $198 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. We did not repurchase any shares under this authority in the first half of 2020 and had $897 million remaining available under this authorization as of June 30, 2020.

Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of June 30, 2020, our U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. There was no amount outstanding under our U.S. dollar-denominated and Euro-denominated credit facilities as of June 30, 2020. There was €200 million ($224 million) outstanding at a 0.9% interest rate under our Euro-denominated credit facility and no amount outstanding under our U.S. dollar-denominated credit facility as of December 31, 2019. As of June 30, 2020, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $4.1 billion of cash and cash equivalents as of June 30, 2020, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions.
Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. Between March and July 2020, Standard & Poor’s, Fitch, and Moody’s reaffirmed our investment grade credit ratings that we disclosed in our 2019 Annual Report.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2019 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2019 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first half of 2020.
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
On May 6, 2019, we received a Show Cause Notice under the Drugs & Cosmetics Act, 1940 and Rules thereunder (Show Cause Notice) from the Commissioner of the Food & Drugs Control Administration in the Gujarat State in Gandhinagar, India (Commissioner). The Show Cause Notice was issued regarding an April 9, 2019 inspection of our Claris facilities in Ahmedabad, India by the Commissioner. The Show Cause Notice contained a number of observations of alleged Good Manufacturing Practice related issues across a variety of areas, some of which overlap with the areas covered in the Claris Warning Letter. We responded to the Show Cause Notice and a follow up inspection occurred in July 2019. This matter resulted in a two-day suspension order for certain manufacturing operations, which occurred on March 19 and 20, 2020. This matter is now closed.
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

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict these pressures and the resulting impact on customer inventory levels and the impact of reduced hospital admission rates and elective surgery volumes), and the impact of those products on quality and patient safety concerns;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	our ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;

•	the impact of global economic conditions (including potential trade wars) and public health crises and epidemics, such as the novel strain of coronavirus (COVID-19), including any potential "second wave," on us and our customers and suppliers, including foreign governments in countries in which we operate;

•	the continuity, availability and pricing of acceptable raw materials and component supply, and the related continuity of our manufacturing and distribution;

•
inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);

•
breaches or failures of our information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft (as a result of increased remote working arrangements or otherwise);

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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of June 30, 2020 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding as of June 30, 2020, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $15 million with respect to those contracts would increase by $7 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding as of June 30, 2020 by replacing the actual exchange rates as of June 30, 2020 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our operations in Argentina are reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of June 30, 2020, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2019 Annual Report. There were no significant changes during the quarter ended June 30, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2020.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2020, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We did not maintain effective controls over the accounting for certain foreign exchange gains and losses. Specifically, we previously did not have controls in place to monitor and quantify the difference between the foreign exchange gains and losses that we reported and the foreign exchange gains and losses that we would have reported using exchange rates determined in accordance with U.S. GAAP. Additionally, our policies and controls related to approvals and monitoring of intra-company transactions were insufficient to prevent or detect intra-company transactions undertaken solely for the purpose of generating foreign exchange gains or avoiding losses under our historical exchange rate convention. This material weakness resulted in the restatement of our consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017 and each of the quarterly and year-to-date periods in the year ended December 31, 2018 and the first two quarters and related year-to-date interim period in the year ended December 31, 2019. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of the Material Weakness

Management has implemented changes to strengthen our internal controls over the accounting for foreign exchange gains and losses. These changes are intended to address the identified material weakness and enhance our overall control environment and include the ongoing activities described below.

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

We have made significant progress to remediate the material weakness and have fully implemented the above remediation actions. However, while we believe that those actions will remediate the material weakness, we intend to continue to monitor their operating effectiveness for a sufficient period of time prior to reaching a determination that the material weakness has been remediated.

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
As a result of COVID-19, our global accounting and financial reporting function has shifted to a primarily work from home environment and that change was rapid. While our internal controls over financial reporting were not specifically designed for our current work from home operating environment, we believe that those internal controls are continuing to function effectively, with the exception of the material weakness identified above, while primarily being performed remotely in the current environment.
Other than as described in the three preceding paragraphs and in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
A review of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 and 2019 has been performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries (the “Company”) as of June 30, 2020, and the related condensed consolidated statements of income, comprehensive income and changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes, appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein), and in our report dated March 17, 2020, which included a paragraph regarding the correction of misstatements in the 2018 and 2017 financial statements and a paragraph describing a change in the manner of accounting for leases in 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Restatement of Previously Issued Interim Financial Statements

As discussed in Note 2 to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2019 to correct misstatements.

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
July 30, 2020

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Part I, Item 1, Note 7 is incorporated herein by reference.
Item 1A. Risk Factors

The following risk factor should be read in conjunction with our risk factors discussed in the “Risk Factors” section in our 2019 Annual Report, which could materially affect our business, financial condition or results of operations. Except as set forth below, we are not aware of any material changes to the risk factors described in our 2019 Annual Report.

We are subject to risks associated with the COVID-19 pandemic and related impacts, which have had, and we expect will continue to have, a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic and concern of a “second wave” of outbreaks. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. Risks associated with COVID-19 include, but are not limited to, the following:

•We have experienced, and expect to continue to experience, significant and unpredictable reductions or increases in demand for certain of our products as healthcare customers re-prioritize the treatment of patients. Some of our products are particularly sensitive to reductions in elective medical procedures, and, as hospital systems prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, many of those procedures have been suspended or postponed in our principal markets. In the second quarter of 2020, this resulted in significantly lower levels of general hospital admissions and elective surgery volumes in those markets, which negatively impacted the demand for certain of our products. It is not possible to predict the timing of a broad resumption of elective medical procedures. If patients and hospital systems continue to de-prioritize, delay or cancel these procedures, our business, financial condition and results of operations would continue to be negatively affected.

•A significant number of our suppliers, manufacturers, distributors and vendors have been adversely affected by the COVID-19 pandemic, including by impacting the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. These impacts could impair our ability to move our products through distribution channels to end customers, and any such delay or shortage in the supply of components or materials may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability.

•We could experience a loss of sales and profitability due to delayed payments, reduced demand or insolvency of healthcare professionals, hospitals and other customers, and suppliers and vendors facing liquidity or other financial issues. These liquidity or other financial issues could be exacerbated if prolonged high levels of unemployment or loss of insurance coverage impact patients’ ability to access treatments that use our products and services.

•COVID-19 could adversely impact our ability to retain key employees and the continued service and availability of skilled personnel necessary to run our operations, including members of our management, as well as the ability of our suppliers, manufacturers, distributors and vendors to retain their key employees. To the extent our management or other personnel are impacted in significant numbers by COVID-19 and are not available to perform their professional duties, we could experience delays in, or the suspension of, our manufacturing operations, research and development activities and other functions.

•We face increased operational challenges as we continue to take measures to support and protect employee health and safety, including through office closures and the implementation of work from home policies. For example, remote working arrangements heighten our risks associated with information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breach, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. Any failure to prevent or mitigate security breaches or cyber risks or detect, or respond adequately to, a security breach or cyber risk, or any other disruptions to our information technology systems and networks, can have adverse effects on our business and cause reputational and financial harm. We have, like other large multi-national companies, experienced cyber incidents in the past and may experience them in the future, which have exposed and may continue to expose vulnerabilities in our information technology systems. These risks are particularly heightened due to COVID-19 as cybercriminals attempt to profit from the disruptions caused by the uncertain environment.

•COVID-19 and related impacts have affected and may further affect the global economy and capital markets worldwide, which, among other consequences, may restrict our access to capital, increase financing costs, adversely affect our liquidity, the perceptions of our creditworthiness, and our ability to complete acquisitions, and increase volatility in foreign currency exchange rates.

While COVID-19 has had, and we expect it to continue to have, an adverse effect on our business, financial condition or results of operations, it is uncertain how COVID-19 will affect our global operations generally if these impacts continue to persist or exacerbate over an extended period of time. Uncertainties include, but are not limited to:

•The severity and duration of the pandemic, including whether there is a “second wave” caused by additional periods of increases or spikes in the number of COVID-19 cases, future mutations or outbreaks of related strains of the virus in areas in which we operate;

•Evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;

•The continued success of measures taken by governmental authorities worldwide to stabilize the markets and support economic growth, which is unknown and may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity;

•Unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;

•The pace of recovery when the pandemic subsides; and

•The long-term impact of the pandemic on our business.

Any of the impacts discussed above could have a material adverse effect on our business, financial condition and results of operations. To the extent that COVID-19 continues to adversely affect our business, financial condition or results of operations, it may also heighten other risks described in the “Risk Factors” section in our 2019 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018 and by an additional $2.0 billion in November 2018. During the first half of 2020, we did not repurchase any shares pursuant to Rule 10b5-1 plans. We had $897 million remaining under this program (as amended and after giving effect to stock repurchases) as of June 30, 2020. This program does not have an expiration date.

Item 6. Exhibits
Exhibit Index:

Exhibit Number	Description
10.1*	Baxter Management Incentive Compensation Program - 2020 Program Document

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_____________________________________
* Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: July 30, 2020
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)