Form 10-Q
period 2020-09-30
BAXTER INTERNATIONAL INC
filed 2020-10-29
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 22, 2020 was 510,818,398 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$4,359	$3,335
Accounts receivable, net of allowances of $122 in 2020 and $112 in 2019	2,001	1,896
Inventories	1,988	1,653
Prepaid expenses and other current assets	685	619
Total current assets	9,033	7,503
Property, plant and equipment, net	4,460	4,512
Goodwill	3,094	3,030
Other intangible assets, net	1,678	1,471
Operating lease right-of-use assets	578	608
Other non-current assets	1,255	1,069
Total assets	$20,098	$18,193
Current liabilities:
Short-term debt	$—	$226
Current maturities of long-term debt and finance lease obligations	727	315
Accounts payable and accrued liabilities	2,695	2,689
Total current liabilities	3,422	3,230
Long-term debt and finance lease obligations	5,760	4,809
Operating lease liabilities	490	510
Other non-current liabilities	1,824	1,732
Total liabilities	11,496	10,281
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2020 and 2019	683	683
Common stock in treasury, at cost, 172,705,772 shares in 2020 and 177,340,358 shares in 2019	(10,571)	(10,764)
Additional contributed capital	6,009	5,955
Retained earnings	16,285	15,718
Accumulated other comprehensive (loss) income	(3,839)	(3,710)
Total Baxter stockholders’ equity	8,567	7,882
Noncontrolling interests	35	30
Total equity	8,602	7,912
Total liabilities and equity	$20,098	$18,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	$2,972	$2,851	$8,492	$8,323
Cost of sales	1,777	1,621	5,096	4,860
Gross margin	1,195	1,230	3,396	3,463
Selling, general and administrative expenses	601	627	1,819	1,869
Research and development expenses	123	144	386	439
Other operating expense (income), net	1	(44)	(19)	(81)
Operating income	470	503	1,210	1,236
Interest expense, net	39	13	96	51
Other (income) expense, net	16	9	32	(8)
Income before income taxes	415	481	1,082	1,193
Income tax expense	56	106	143	163
Net income	359	375	939	1,030
Net income attributable to noncontrolling interests	3	6	5	6
Net income attributable to Baxter stockholders	$356	$369	$934	$1,024
Earnings per share
Basic	$0.70	$0.72	$1.83	$2.01
Diluted	$0.69	$0.71	$1.81	$1.97
Weighted-average number of shares outstanding
Basic	511	511	509	510
Diluted	518	520	517	520
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$359	$375	$939	$1,030
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax (benefit) expense of $18 and $(13) for the three months ended September 30, 2020 and 2019, respectively, and $12 and ($11) for the nine months ended September 30, 2020 and 2019, respectively	127	(177)	(43)	(272)
Pension and other postretirement benefits, net of tax expense of $0 and $3 for the three months ended September 30, 2020 and 2019, respectively, and $7 and $9 for the nine months ended September 30, 2020 and 2019, respectively	—	17	26	37
Hedging activities, net of tax (benefit) expense of $5 and ($13) for the three months ended September 30, 2020 and 2019, respectively, and ($33) and ($21) for the nine months ended September 30, 2020 and 2019, respectively	22	(42)	(112)	(69)
Total other comprehensive income (loss), net of tax	149	(202)	(129)	(304)
Comprehensive income	508	173	810	726
Less: Comprehensive income attributable to noncontrolling interests	3	6	5	6
Comprehensive income attributable to Baxter stockholders	$505	$167	$805	$720
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2020	683	$683	173	$(10,597)	$5,975	$16,055	$(3,988)	$8,128	$32	$8,160
Net income	—	—	—	—	—	356	—	356	3	359
Other comprehensive income (loss)	—	—	—	—	—	—	149	149	—	149
Stock issued under employee benefit plans and other	—	—	—	26	34	—	—	60	—	60
Dividends declared on common stock	—	—	—	—	—	(126)	—	(126)	—	(126)
Balance as of September 30, 2020	683	$683	173	$(10,571)	$6,009	$16,285	$(3,839)	$8,567	$35	$8,602

	For the nine months ended September 30, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2020	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standard	—	—	—	—	—	(4)	—	$(4)	—	$(4)
Net income	—	—	—	—	—	934	—	934	5	939
Other comprehensive income (loss)	—	—	—	—	—	—	(129)	(129)	—	(129)
Stock issued under employee benefit plans and other	—	—	(4)	193	54	—	—	247	—	247
Dividends declared on common stock	—	—	—	—	—	(363)	—	(363)	—	(363)
Balance as of September 30, 2020	683	$683	173	$(10,571)	$6,009	$16,285	$(3,839)	$8,567	$35	$8,602
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2019	683	$683	173	$(10,322)	$5,906	$15,598	$(4,086)	$7,779	$24	$7,803
Net income	—	—	—	—	—	369	—	369	6	375
Other comprehensive income (loss)	—	—	—	—	—	—	(202)	(202)	—	(202)
Purchases of treasury stock	—	—	4	(346)	—	—	—	(346)	—	(346)
Stock issued under employee benefit plans and other	—	—	(2)	86	20	(1)	—	105	—	105
Dividends declared on common stock	—	—	—	—	—	(117)	—	(117)	—	(117)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2019	683	$683	175	$(10,582)	$5,926	$15,849	$(4,288)	$7,588	$29	$7,617

	For the nine months ended September 30, 2019
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standards	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	1,024	—	1,024	6	1,030
Other comprehensive income (loss)	—	—	—	—	—	—	(304)	(304)	—	(304)
Purchases of treasury stock	—	—	14	(1,089)	46	—	—	(1,043)	—	(1,043)
Stock issued under employee benefit plans and other	—	—	(9)	496	(18)	(84)	—	394	—	394
Dividends declared on common stock	—	—	—	—	—	(327)	—	(327)	—	(327)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of September 30, 2019	683	$683	175	$(10,582)	$5,926	$15,849	$(4,288)	$7,588	$29	$7,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2020	2019
Cash flows from operations
Net income	$939	$1,030
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	610	580
Deferred income taxes	(45)	(45)
Stock compensation	97	92
Net periodic pension and other postretirement costs	59	8
Intangible asset impairments	17	31
Other	54	90
Changes in balance sheet items:
Accounts receivable, net	(126)	(23)
Inventories	(305)	(88)
Accounts payable and accrued liabilities	36	(249)
Other	(178)	(145)
Cash flows from operations – continuing operations	1,158	1,281
Cash flows from operations – discontinued operations	(2)	(6)
Cash flows from operations	1,156	1,275
Cash flows from investing activities
Capital expenditures	(472)	(505)
Acquisitions, net of cash acquired, and investments	(466)	(186)
Other investing activities, net	23	12
Cash flows from investing activities	(915)	(679)
Cash flows from financing activities
Issuances of debt	1,240	1,661
Net decreases in debt with original maturities of three months or less	(226)	—
Cash dividends on common stock	(348)	(310)
Proceeds from stock issued under employee benefit plans	180	334
Purchases of treasury stock	—	(1,029)
Other financing activities, net	(48)	(42)
Cash flows from financing activities	798	614
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(8)	(39)
Increase in cash, cash equivalents and restricted cash	1,031	1,171
Cash, cash equivalents and restricted cash at beginning of period	3,335	1,838
Cash, cash equivalents and restricted cash at end of period (1)	$4,366	$3,009
(1)    We did not have any restricted cash balances as of December 31, 2019, September 30, 2019 or December 31, 2018. The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of September 30, 2020 (in millions):

September 30, 2020
Cash and cash equivalents	$4,359
Restricted cash included in prepaid expenses and other current assets	7
Cash, cash equivalents and restricted cash	$4,366
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
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business.
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

The following table is a summary of the changes in our allowance for doubtful accounts for the three and nine months ended September 30, 2020:

(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Balance at beginning of period	$120	$112
Adoption of new accounting standard	—	4
Charged to costs and expenses	3	15
Write-offs	(3)	(4)
Currency translation adjustments	2	(5)
Balance at end of period	$122	$122
ASU 2016-13 also requires disclosure by vintage year of origination for net investments in leases. Our net investment in sales-type leases was $142 million as of September 30, 2020, of which $13 million originated in 2016 and prior, $19 million in 2017, $47 million in 2018, $36 million in 2019 and $27 million in 2020.
As of January 1, 2020, we adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Our policies for capitalizing implementation costs incurred in a hosting arrangement were not impacted by this ASU. However, we have historically classified those capitalized costs within property, plant and equipment, net on our condensed consolidated balance sheets and as capital expenditures on our condensed consolidated statements of cash flows. Under the new ASU, those capitalized costs are presented as other non-current assets on our condensed consolidated balance sheets and within operating cash flows on our condensed consolidated statements of cash flows. We adopted this ASU on a prospective basis and capitalized $10 million and $30 million, respectively, of implementation costs related to hosting arrangements that are service contracts during the three and nine months ended September 30, 2020.
2. ACQUISITIONS AND OTHER ARRANGEMENTS
Seprafilm Adhesion Barrier
In February 2020, we completed the acquisition of the product rights to Seprafilm Adhesion Barrier (Seprafilm) from Sanofi for approximately $342 million in cash. Seprafilm is indicated for use in patients undergoing abdominal or pelvic laparotomy as an adjunct intended to reduce the incidence, extent and severity of postoperative adhesions between the abdominal wall and the underlying viscera such as omentum, small bowel, bladder, and stomach, and between the uterus and surrounding structures such as tubes and ovaries, large bowel, and bladder. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting.
The following table summarizes the fair values of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Inventories	$18
Goodwill	28
Other intangible assets	296
Total assets acquired	$342
The valuations of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as we finalize our fair value estimates. In the three and nine months ended September 30, 2020, the results of operations of the acquired business have been included in our condensed consolidated statement of income since the date the business was acquired. The acquisition contributed $30 million and $66 million, respectively, of net sales for the three and nine months ended September 30, 2020. Net earnings from the acquisition were not significant during the three and nine months ended September 30, 2020. Acquisition and integration costs, primarily incremental cost of sales relating to inventory fair value step-ups, associated with the acquisition were zero and $15 million, respectively, for the three and nine months ended September 30, 2020.

We allocated $286 million and $10 million of the total consideration to the Seprafilm developed product rights and customer relationships with useful lives of 10 and 7 years, respectively. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the developed product rights and customer relationship intangible assets were 14.8% and 11.0%, respectively. We consider the fair values of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions we used in establishing the estimated fair values.
The goodwill, which is deductible for tax purposes, includes the value of the overall strategic benefits provided to our product portfolio of hemostats and sealants and is included in the Americas and APAC segments.
Cheetah Medical, Inc.
On October 25, 2019, we acquired 100 percent of Cheetah Medical, Inc. (Cheetah) for total upfront cash consideration of $195 million, net of cash acquired, with the potential for additional cash consideration, up to $40 million, based on clinical and commercial milestones for which the acquisition date fair value was $18 million. In the third quarter of 2020, we received $7 million from the sellers as a result of an acquisition price adjustment in accordance with the acquisition agreement. Additionally, we recorded measurement period adjustments in the third quarter of 2020 to decrease the net deferred tax liabilities acquired by $20 million. The measurement period adjustments did not impact our results of operations.

The following table summarizes the fair value of consideration transferred:

(in millions)
Cash consideration transferred	$190
Contingent consideration	18
Total consideration	$208

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash	$2
Accounts receivable, net	3
Inventories	1
Prepaid expenses and other current assets	1
Property, plant and equipment	1
Goodwill	84
Other intangible assets	131
Operating lease right-of-use assets	1
Accounts payable and other accrued liabilities	(4)
Other non-current liabilities	(12)
Total assets acquired and liabilities assumed	$208

Other Business Combinations
We completed other individually immaterial acquisitions in the nine months ended September 30, 2020 for total consideration of $13 million in cash at closing plus aggregate future potential contingent consideration of up to

$12 million with an acquisition date fair value of $4 million. The acquisitions primarily resulted in the recognition of goodwill and other intangible assets.
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
In the nine months ended September 30, 2020, we entered into distribution license arrangements for multiple products that have not yet obtained regulatory approval for upfront cash payments of $22 million. The cash paid was treated as research and development (R&D) expenses on our condensed consolidated statement of income. We could make additional payments of up to $44 million upon the achievement of certain development, regulatory or commercial milestones.
3. SUPPLEMENTAL FINANCIAL INFORMATION
Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interest expense, net of capitalized interest	$42	$28	$112	$81
Interest income	(3)	(15)	(16)	(30)
Interest expense, net	$39	$13	$96	$51
Other (Income) Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Foreign exchange losses, net	$23	$30	$44	$44
Pension and other postretirement benefit plans	—	(17)	(2)	(48)
Other, net	(7)	(4)	(10)	(4)
Other (income) expense, net	$16	$9	$32	$(8)
Inventories

(in millions)	September 30, 2020	December 31, 2019
Raw materials	$462	$377
Work in process	205	185
Finished goods	1,321	1,091
Inventories	$1,988	$1,653
Property, Plant and Equipment, Net

(in millions)	September 30, 2020	December 31, 2019
Property, plant and equipment, at cost	$10,990	$10,660
Accumulated depreciation	(6,530)	(6,148)
Property, plant and equipment, net	$4,460	$4,512
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2020 and 2019 were $42 million and $164 million, respectively. Right-of-use finance lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2020 were $7 million. As of September 30,

2020, we have entered into lease agreements with aggregate future lease payments of approximately $45 million for facilities that have not yet commenced.
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of September 30, 2020 and 2019 was $48 million and $47 million, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2019	$2,428	$385	$217	$3,030
Acquisitions	29	—	7	36
Acquisition accounting adjustments	(24)	(3)	—	(27)
Currency translation and other adjustments	44	7	4	55
Balance as of September 30, 2020	$2,477	$389	$228	$3,094
As of September 30, 2020, there were no reductions in goodwill relating to impairment losses.
Other intangible assets, net
The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2020
Gross other intangible assets	$2,675	$475	$179	$3,329
Accumulated amortization	(1,343)	(308)	—	(1,651)
Other intangible assets, net	$1,332	$167	$179	$1,678
December 31, 2019
Gross other intangible assets	$2,309	$464	$173	$2,946
Accumulated amortization	(1,190)	(285)	—	(1,475)
Other intangible assets, net	$1,119	$179	$173	$1,471
Intangible asset amortization expense was $57 million and $48 million for the three months ended September 30, 2020 and 2019, respectively, and $165 million and $136 million for the nine months ended September 30, 2020 and 2019, respectively.
In the second quarters of 2020 and 2019, we recognized impairment charges of $17 million and $31 million, respectively, related to developed-technology intangible assets due to declines in market expectations for the related products. The fair values of the intangible assets were measured using a discounted cash flow approach and the charges are classified within cost of sales in the accompanying condensed consolidated statements of income. We consider the fair values of the assets to be Level 3 measurements due to the significant estimates and assumptions we used in establishing the estimated fair values.

5. FINANCING ARRANGEMENTS
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
Credit Facilities
As of September 30, 2020, there were no borrowings outstanding under our U.S. dollar or Euro-denominated credit facilities. As of December 31, 2019, we had €200 million ($224 million) outstanding under our Euro-denominated credit facility at a 0.91% interest rate and no borrowings outstanding under our U.S. dollar-denominated credit facility.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2020 and December 31, 2019, our total recorded reserves with respect to legal and environmental matters were $39 million and $56 million, respectively, and there were no related receivables.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of September 30, 2020 and December 31, 2019, our environmental reserves, which are measured on an undiscounted basis, were $17 million and $18 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. Plaintiffs filed an amended complaint on June 25, 2020 containing substantially the same allegations. On August 24, 2020, we filed a motion to dismiss the amended complaint. In addition, we have received a stockholder request for inspection of our books and records in connection with the announcement made in our Form 8-K on October 24, 2019 that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. As initially disclosed on October 24, 2019, we also voluntarily advised the staff of the SEC of our internal investigation and we are continuing to cooperate with the staff of the SEC.
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
Other
As previously disclosed, in 2008 we recalled our heparin sodium injection products in the United States. Following the recall, more than 1,000 lawsuits alleging that plaintiffs suffered various reactions to a heparin contaminant, in some cases resulting in fatalities, were filed. In January 2019, the last of these cases was settled. In the first nine months of 2019, following the resolution of an insurance dispute, we received cash proceeds of $39 million for our allocation of the insurance proceeds under a settlement and cost-sharing agreement related to the defense of the heparin product liability cases. We recognized a $37 million gain in connection with the resolution of the dispute with the insurer that is classified within other operating expense (income), net on the condensed consolidated statement of income for the nine months ended September 30, 2019.
In September 2017, Hurricane Maria caused damage to certain of our assets in Puerto Rico and disrupted operations. As previously disclosed, we realized $42 million of insurance recoveries in 2018 related to the damages and losses from that hurricane. In July 2019, an additional $40 million of claims were approved by our insurers and a gain was recognized within other operating expense (income), net on the condensed consolidated statements of income for the three and nine months ended September 30, 2019. In October 2019, an additional $60 million of claims were approved by our insurers and a gain for that amount was recognized within other operating expense (income), net in the fourth quarter of 2019. No further insurance recoveries are expected.

7. STOCKHOLDERS’ EQUITY
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
Cash Dividends
Cash dividends declared per share for the three and nine months ended September 30, 2020 were $0.245 and $0.710, respectively. Cash dividends declared per share for the three and nine months ended September 30, 2019 were $0.22 and $0.63, respectively.
Stock Repurchase Programs
In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first nine months of 2020, we did not repurchase any shares under this authority. During the first nine months of 2019, we repurchased 13.5 million shares pursuant to Rule 10b5-1 plans and otherwise. As of September 30, 2019, we recognized a liability within accounts payable and accrued liabilities of $37 million for share repurchases that settled in early October 2019. We had $897 million remaining available under the authorization as of September 30, 2020. After giving effect to the October 2020 approval, we had $2.4 billion remaining under this authority as of October 29, 2020.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.
The following table is a net-of-tax summary of the changes in accumulated other comprehensive (loss) income (AOCI) by component for the nine months ended September 30, 2020 and 2019.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
Other comprehensive income (loss) before reclassifications	(43)	(9)	(110)	(162)
Amounts reclassified from AOCI (a)	—	35	(2)	33
Net other comprehensive (loss) income	(43)	26	(112)	(129)
Balance as of September 30, 2020	$(2,997)	$(689)	$(153)	$(3,839)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2018	$(2,868)	$(954)	$(1)	$(3,823)
Adoption of new accounting standard	9	(169)	(1)	(161)
Other comprehensive income (loss) before reclassifications	(272)	20	(66)	(318)
Amounts reclassified from AOCI (a)	—	17	(3)	14
Net other comprehensive (loss) income	(272)	37	(69)	(304)
Balance as of September 30, 2019	$(3,131)	$(1,086)	$(71)	$(4,288)
(a)    See table below for details about these reclassifications.
The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2020 and 2019.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(14)	$(44)	Other (income) expense, net
Less: Tax effect	3	9	Income tax expense
	$(11)	$(35)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$(2)	$2	Cost of sales
Less: Tax effect	1	—	Income tax expense
	$(1)	$2	Net of tax
Total reclassifications for the period	$(12)	$(33)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(8)	$(23)	Other (income) expense, net
Less: Tax effect	4	6	Income tax expense
	$(4)	$(17)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$2	$3	Cost of sales
Less: Tax effect	—	—	Income tax expense
	$2	$3	Net of tax
Total reclassifications for the period	$(2)	$(14)	Total net of tax

(a)    Amounts in parentheses indicate reductions to net income.
Refer to Note 11 for additional information regarding the amortization of pension and OPEB items and Note 14 for additional information regarding hedging activity.
9. REVENUES
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
As of September 30, 2020, we had $7.8 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 10% of this amount as revenue over the remainder of 2020, 25% in each of 2021 and 2022, 20% in 2023, and 10% in each of 2024 and 2025.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration related to rebates, product returns, sales discounts and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts receivable, net and accounts payable and accrued liabilities on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and nine months ended September 30, 2020 and 2019 related to performance obligations satisfied in prior periods was not material.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.8 billion as of September 30, 2020 and December 31, 2019, respectively.
For contract manufacturing arrangements, revenue is primarily recognized throughout the production cycle, which typically lasts up to 90 days, resulting in the recognition of contract assets until the related services are completed and the customers are billed. Additionally, for arrangements containing a performance obligation to deliver software that can be used with medical devices, we recognize revenue upon delivery of the software, which results in the recognition of contract assets when customers are billed over time, generally over one to five years. For bundled contracts involving equipment delivered up-front and consumable medical products to be delivered over time, total contract revenue is allocated between the equipment and consumable medical products. In certain of those arrangements, a contract asset is created for the difference between the amount of equipment revenue recognized upon delivery and the amount of consideration initially receivable from the customer. In those arrangements, the contract asset becomes a trade account receivable as consumable medical products are provided and billed, generally over one to seven years. Our contract asset balances totaled $146 million as of September 30, 2020, of which $58 million related to contract manufacturing services, $39 million related to software sales and $49 million related to bundled equipment and consumable medical products contracts. Our contract asset balances totaled $131 million as of December 31, 2019, of which $36 million related to contract manufacturing services, $43 million related to software sales and $52 million related to bundled equipment and consumable medical products contracts. Contract assets are presented within accounts receivable, net ($81 million and $63 million as of September 30, 2020 and December 31, 2019, respectively) and other non-current assets ($65 million and $68 million as of September 30, 2020 and December 31, 2019, respectively) in the accompanying condensed consolidated balance sheets. Contract liabilities as of September 30, 2020 and December 31, 2019 were $63 million and $12 million, respectively, and were included in accounts payable and other accrued liabilities ($31 million as of September 30, 2020) and other non-current liabilities ($32 million and $12 million as of September 30, 2020 and December 31, 2019, respectively) in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2020, the amount of revenue recognized that was included in contract liabilities as of December 31, 2019 was not significant.
Disaggregation of Net Sales
The following tables disaggregate our net sales by Global Business Unit (GBU) between the U.S. and international:

	Three months ended September 30,
	2020			2019
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$216	$739	$955	$199	$719	$918
Medication Delivery [2]	434	246	680	461	240	701
Pharmaceuticals [3]	210	330	540	223	304	527
Clinical Nutrition [4]	90	147	237	80	139	219
Advanced Surgery [5]	139	97	236	134	82	216
Acute Therapies [6]	72	105	177	44	86	130
Other [7]	83	64	147	83	57	140
Total Baxter	$1,244	$1,728	$2,972	$1,224	$1,627	$2,851

	Nine months ended September 30,
	2020			2019
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$629	$2,115	$2,744	$587	$2,092	$2,679
Medication Delivery [2]	1,296	686	1,982	1,308	716	2,024
Pharmaceuticals [3]	653	899	1,552	690	885	1,575
Clinical Nutrition [4]	250	426	676	236	403	639
Advanced Surgery [5]	370	258	628	397	249	646
Acute Therapies [6]	204	315	519	136	255	391
Other [7]	186	205	391	183	186	369
Total Baxter	$3,588	$4,904	$8,492	$3,537	$4,786	$8,323

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
The components of lease revenue for the three and nine months ended September 30, 2020 were:

(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Sales-type lease revenue	$11	$27
Operating lease revenue	16	44
Variable lease revenue	19	57
Total lease revenue	$46	$128
The components of lease revenue for the three and nine months ended September 30, 2019 were:

(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Sales-type lease revenue	$3	$14
Operating lease revenue	16	46
Variable lease revenue	23	65
Total lease revenue	$42	$125

10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through September 30, 2020, we have incurred cumulative pre-tax costs of $1.1 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $15 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and nine months ended September 30, 2020 and 2019, we recorded the following charges related to business optimization programs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Restructuring charges	$26	$17	$58	$94
Costs to implement business optimization programs	6	10	19	32
Accelerated depreciation	—	1	—	5
Total business optimization charges	$32	$28	$77	$131
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and nine months ended September 30, 2020 and 2019, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were generally included within cost of sales, SG&A expense and R&D expense.

For the three and nine months ended September 30, 2019, respectively, we recognized accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded within cost of sales and SG&A expense.
During the three and nine months ended September 30, 2020 and 2019, we recorded the following restructuring charges.

	Three months ended September 30, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$4	$15	$1	$20
Contract termination and other costs	1	3	—	4
Asset impairments	—	2	—	2
Total restructuring charges	$5	$20	$1	$26

	Three months ended September 30, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$1	$2	$2	$5
Contract termination and other costs	1	—	—	1
Asset impairments	7	—	4	11
Total restructuring charges	$9	$2	$6	$17

	Nine months ended September 30, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$9	$34	$(1)	$42
Contract termination and other costs	3	3	—	6
Asset impairments	8	2	—	10
Total restructuring charges	$20	$39	$(1)	$58

	Nine months ended September 30, 2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$7	$27	$28	$62
Contract termination and other costs	9	—	—	9
Asset impairments	17	1	5	23
Total restructuring charges	$33	$28	$33	$94
In conjunction with our business optimization initiatives, we sold property that resulted in a gain of $17 million. This benefit is reflected within other operating expense (income), net in our condensed consolidated statement of income for the nine months ended September 30, 2020
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2019	$92
Charges	53
Payments	(63)
Reserve adjustments	(5)
Currency translation	4
Liability balance as of September 30, 2020	$81
Substantially all of our restructuring liabilities as of September 30, 2020 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2021.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Pension benefits
Service cost	$20	$18	$61	$56
Interest cost	24	47	71	137
Expected return on plan assets	(40)	(74)	(121)	(214)
Amortization of net losses and prior service costs	19	15	57	44
Net periodic pension cost	$23	$6	$68	$23
OPEB
Interest cost	$2	$2	$4	$6
Amortization of net loss and prior service credit	(5)	(7)	(13)	(21)
Net periodic OPEB cost (income)	$(3)	$(5)	$(9)	$(15)

In September 2020, we offered certain former U.S. employees with a vested pension benefit a limited-time option to take a lump sum distribution in lieu of future monthly payments. Those accepting the option will be paid from the assets of the pension plan in December 2020. This action will accelerate the satisfaction of future pension obligations and could result in a non-cash pre-tax settlement loss in the fourth quarter of 2020, which will be determined based on the rate of acceptance. The settlement loss, if triggered, would be recognized as a non-operating benefit cost.
12. INCOME TAXES
Our effective income tax rate was 13.5% and 22.0% for the three months ended September 30, 2020 and 2019, respectively, and 13.2% and 13.7% for the nine months ended September 30, 2020 and 2019, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended September 30, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and changes related to our ability to realize foreign tax credits. For the nine months ended September 30, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and excess tax benefits on stock compensation awards.
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
13. EARNINGS PER SHARE
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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Basic shares	511	511	509	510
Effect of dilutive securities	7	9	8	10
Diluted shares	518	520	517	520
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 4 million and 3 million equity awards for the three and nine months ended September 30, 2020, respectively, and 4 million equity awards each for the three and nine months ended September 30, 2019, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.
We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, Indian Rupee and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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

The notional amounts of foreign exchange contracts designated as cash flow hedges were $334 million and $617 million as of September 30, 2020 and December 31, 2019, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at September 30, 2020 is 12 months for foreign exchange contracts. The total notional amounts of interest rate contracts designated as cash flow hedges were $500 million and $550 million as of September 30, 2020 and December 31, 2019, respectively. The interest rate contracts have maturity dates in 2022 and hedge the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt.
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
There were no outstanding interest rate swap contracts designated as fair value hedges as of September 30, 2020 and December 31, 2019.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of September 30, 2020, we had an accumulated pre-tax unrealized translation loss in AOCI of $125 million related to the Euro-denominated senior notes.
In May 2019, we entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency rates on €1.2 billion of our net investment in our European operations. Those hedges were entered into in advance of the issuance of our senior notes mentioned above, were settled in the second quarter of 2019 and resulted in an insignificant loss.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that the hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. In the third quarter of 2020, we terminated an interest rate contract with a notional amount of $50 million for a $7 million cash payment. In October 2020, we terminated additional interest rate contracts with a notional balance of $350 million and a liability fair value of $109 million as of September 30, 2020 for $100 million in cash payments. The losses relating to these terminations continue to be deferred and will be recognized consistent with the underlying hedged item, interest expense on the future issuance of debt.
There were no hedge dedesignations in the first nine months of 2020 or 2019 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2020 or 2019.
If we remove a net investment hedge designation, any gains or losses recognized in AOCI are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In the second quarter of 2019, we dedesignated €1.2 billion of forward contracts designated as a net investment hedge of our European operations. There were no net investment hedges terminated during the first nine months of 2020.

Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $765 million as of September 30, 2020 and $619 million as of December 31, 2019.
Gains and Losses on Hedging Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended September 30, 2020 and 2019.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2020	2019		2020	2019
Cash flow hedges
Interest rate contracts	$31	$(57)	Interest expense, net	$—	$—
Foreign exchange contracts	(6)	4	Cost of sales	(2)	2
Net investment hedges	(103)	96	Other (income) expense, net	—	—
Total	$(78)	$43		$(2)	$2

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2020	2019
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$7	$(4)
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the nine months ended September 30, 2020 and 2019.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2020	2019		2020	2019
Cash flow hedges
Interest rate contracts	$(144)	$(91)	Interest expense, net	$—	$—
Foreign exchange contracts	1	4	Cost of sales	2	3
Net investment hedges	(104)	74	Other (income) expense, net	—	—
Total	$(247)	$(13)		$2	$3

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2020	2019
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$22	$(16)
As of September 30, 2020, $7 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2020.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$179
Foreign exchange contracts	Prepaid expenses and other current assets	3	Accounts payable and accrued liabilities	3
Total derivative instruments designated as hedges		3		182
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	12	Accounts payable and accrued liabilities	9
Total derivative instruments		$15		$191
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

	September 30, 2020		December 31, 2019
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$15	$191	$21	$54
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(5)	(5)	(11)	(11)
Total	$10	$186	$10	$43

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of September 30, 2020	Balance as of December 31, 2019	Balance as of September 30, 2020	Balance as of December 31, 2019
Long-term debt	$102	$103	$5	$6
(a) These fair value hedges were terminated prior to December 31, 2019.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$15	$—	$15	$—
Debt securities	5	—	5	—
Marketable equity securities	15	15	—	—
Total	$35	$15	$20	$—
Liabilities
Foreign exchange contracts	$12	$—	$12	$—
Interest rate contracts	179	—	179	—
Contingent payments related to acquisitions	30	—	—	30
Total	$221	$—	$191	$30

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Interest rate contracts	10	—	10	—
Marketable equity securities	3	3	—	—
Total	$24	$3	$21	$—
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Interest rate contracts	52	—	52	—
Contingent payments related to acquisitions	39	—	—	39
Total	$93	$—	$54	$39
As of September 30, 2020 and December 31, 2019, cash and cash equivalents of $4.4 billion and $3.3 billion, respectively, included money market and other short-term funds of approximately $2.5 billion and $1.7 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Fair value at beginning of period	$39	$27	$39	$32
Additions	—	—	4	—
Change in fair value recognized in earnings	1	—	(2)	(4)
Payments	(10)	—	(11)	(1)
Fair value at end of period	$30	$27	$30	$27
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of September 30, 2020 and December 31, 2019.

	Book values		Fair values(a)
(in millions)	2020	2019	2020	2019
Liabilities
Short-term debt	$—	$226	$—	$226
Current maturities of long-term debt and finance lease obligations	727	315	732	315
Long-term debt and finance lease obligations	5,760	4,809	6,472	5,156
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $92 million at September 30, 2020 and $73 million at December 31, 2019. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
16. SEGMENT INFORMATION
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
Financial information for our segments is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net sales:
Americas	$1,549	$1,534	$4,455	$4,462
EMEA	777	730	2,262	2,179
APAC	646	587	1,775	1,682
Total net sales	$2,972	$2,851	$8,492	$8,323
Operating income:
Americas	$577	$595	$1,610	$1,715
EMEA	160	162	480	465
APAC	161	138	432	394
Total segment operating income	$898	$895	$2,522	$2,574
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Total segment operating income	$898	$895	$2,522	$2,574
Corporate and other	(428)	(392)	(1,312)	(1,338)
Total operating income	470	503	1,210	1,236
Net interest expense	39	13	96	51
Other (income) expense, net	16	9	32	(8)
Income before income taxes	$415	$481	$1,082	$1,193
Refer to Note 9 for additional information on Net Sales by GBU.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three and nine months ended September 30, 2020 totaled $356 million, or $0.69 per diluted share, and $934 million, or $1.81 per diluted share, compared to $369 million, or $0.71 per diluted share, and $1.0 billion, or $1.97 per diluted share, for the three and nine months ended September 30, 2019. Net income for the three and nine months ended September 30, 2020 included special items which decreased net income by $75 million and $251 million, respectively, or $0.14 and $0.49 per diluted share, respectively, as further discussed below. Net income for the three and nine months ended September 30, 2019 included special items which decreased net income by $17 million and $192 million, respectively, or $0.03 and $0.37 per diluted share, respectively, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Gross Margin
Intangible asset amortization expense	$(57)	$(48)	$(165)	$(136)
Intangible asset impairments [1]	—	—	(17)	(31)
Business optimization items [2]	(6)	(10)	(24)	(39)
Acquisition and integration expenses [3]	—	(8)	(11)	(25)
European medical devices regulation [4]	(8)	(7)	(22)	(17)
Investigation and related costs [5]	—	—	(3)	—
Total Special Items	$(71)	$(73)	$(242)	$(248)
Impact on Gross Margin Ratio	(2.4 pts)	(2.6 pts)	(2.8 pts)	(3.0 pts)
Selling, General and Administrative (SG&A) Expenses
Business optimization items [2]	$25	$10	$53	$50
Acquisition and integration expenses [3]	—	3	7	8
Investigation and related costs [5]	2	—	18	—
Total Special Items	$27	$13	$78	$58
Impact on SG&A Ratio	0.9 pts	0.5 pts	0.9 pts	0.7 pts
Research and Development (R&D) Expenses
Business optimization items [2]	$1	$8	$—	$42
Acquisition and integration expenses [3]	—	2	22	8
Investigation and related costs [5]	—	—	1	—
Total Special Items	$1	$10	$23	$50
Impact on R&D Ratio	0.0 pts	0.4 pts	0.2 pts	0.6 pts
Other Operating Expense (Income), net
Business optimization items [2]	$—	$—	$(17)	$—
Acquisition and integration expenses [3]	1	—	(2)	(4)
Insurance recoveries from a legacy product-related matter [6]	—	(4)	—	(37)
Hurricane Maria insurance recoveries [7]	—	(40)	—	(40)
Total Special Items	$1	$(44)	$(19)	$(81)
Income Tax Expense
Tax effects of special items and impact of U.S. tax reform ⁸	$(25)	$(35)	$(73)	$(83)
Total Special Items	$(25)	$(35)	$(73)	$(83)
Impact on Effective Tax Rate	(2.2 pts)	(4.5 pts)	(2.2 pts)	(3.1 pts)
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
1In 2020 and 2019, our results included charges of $17 million and $31 million for asset impairments related to developed-technology intangible assets. Refer to Note 4 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these asset impairments.

2In 2020 and 2019, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure on a global basis. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. Our results in 2020 included business optimization charges of $32 million in the third quarter and $77 million in the first nine months. Our results in 2019 included business optimization charges of $28 million in the third quarter and $131 million in the first nine months. Additionally, we recognized a gain of $17 million in the first nine months of 2020 for property we sold in conjunction with our business optimization initiatives. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.

3Our results in 2020 included $1 million in the third quarter and $38 million in the first nine months of acquisition and integration expenses. This included acquisition and integration expenses related to our acquisitions of Cheetah Medical Inc. (Cheetah) and Seprafilm and the purchase of in-process R&D assets in the first nine months. Additionally, the change in the estimated fair value of contingent consideration liabilities in 2020 was an expense in the third quarter and a benefit in the first nine months. Our results in 2019 included $13 million in the third quarter and $37 million in the first nine months of acquisition and integration expenses. This included acquisition and integration expenses related to our acquisitions of Claris and the Recothrom and Preveleak products in prior periods and the purchase of in-process R&D assets in the third quarter and first nine months, partially offset by the change in the estimated fair value of contingent consideration liabilities in the first nine months. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
4Our results in 2020 included $8 million in the third quarter and $22 million in the first nine months of costs related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that are scheduled to become effective in 2021. Our results in 2019 included $7 million in the third quarter and $17 million in the first nine months of costs related to these requirements.
5Our results in 2020 included costs of $2 million in the third quarter and $22 million in the first nine months for investigation and related costs. This included $2 million in the third quarter and $14 million in the first nine months of costs related to our investigation of foreign exchange gains and losses associated with certain intra-company transactions and related legal matters. Additionally, we recorded incremental stock compensation expense of $8 million in the first nine months as we extended the term of certain stock options that were scheduled to expire in the first quarter of 2020. Refer to Notes 6 and 7 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation and stock compensation expense.
6Our results in 2019 included a benefit of $4 million in the third quarter and $37 million in the first nine months for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter. Refer to Note 6 in Item 1 of this Quarterly Report on Form 10-Q for further information.
7Our results in 2019 included benefits of $40 million related to insurance recoveries as a result of losses incurred due to Hurricane Maria. Refer to Note 6 in Item 1 of this Quarterly Report on Form 10-Q for further information.
8Reflected in this item is the income tax impact of the special items identified in this table. Additionally, our results in 2019 included a benefit of $16 million related to an adjustment for U.S. tax reform. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
NET SALES

	Three months ended September 30,		Percent change
(in millions)	2020	2019	At actual currency rates	At constant currency rates
United States	$1,244	$1,224	2%	2%
International	$1,728	1,627	6%	5%
Total net sales	$2,972	$2,851	4%	4%

	Nine months ended September 30,		Percent change
(in millions)	2020	2019	At actual currency rates	At constant currency rates
United States	$3,588	$3,537	1%	1%
International	$4,904	4,786	2%	5%
Total net sales	$8,492	$8,323	2%	3%
Foreign currency had an insignificant impact on net sales during the third quarter of 2020 compared to the prior-year as the strengthening of the U.S. Dollar relative to the Brazilian Real, Mexican Peso and Colombian Peso was offset by the weakening of the U.S. Dollar relative to the Euro, Australian Dollar and British Pound. Foreign currency unfavorably impacted net sales by 1 percentage point during the first nine months of 2020 compared to the prior-year period principally due to the strengthening of the U.S. Dollar relative to the Mexican Peso, Australian Dollar, Brazilian Real, Chinese Renminbi and Colombian Peso.
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
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. For further discussion, refer to the Global Business Unit Net Sales Reporting section below, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
•    Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.

The following is a summary of net sales by GBU.

	Three months ended September 30,		Percent change
(in millions)	2020	2019	At actual currency rates	At constant currency rates
Renal Care	$955	$918	4%	4%
Medication Delivery	680	701	(3)%	(3)%
Pharmaceuticals	540	527	2%	1%
Clinical Nutrition	237	219	8%	5%
Advanced Surgery	236	216	9%	9%
Acute Therapies	177	130	36%	35%
Other	147	140	5%	4%
Total Baxter	$2,972	$2,851	4%	4%

	Nine months ended September 30,		Percent change
(in millions)	2020	2019	At actual currency rates	At constant currency rates
Renal Care	$2,744	$2,679	2%	5%
Medication Delivery	1,982	2,024	(2)%	(1)%
Pharmaceuticals	1,552	1,575	(1)%	(1)%
Clinical Nutrition	676	639	6%	7%
Advanced Surgery	628	646	(3)%	(2)%
Acute Therapies	519	391	33%	35%
Other	391	369	6%	7%
Total Baxter	$8,492	$8,323	2%	3%
Renal Care net sales increased 4% in the third quarter and 2% in the first nine months of 2020, as compared to the prior-year periods. The increase in the third quarter and first nine months was driven by global patient growth in PD. Changes in foreign exchange rates had an insignificant impact on Renal Care net sales in the third quarter and a negative impact of 3% in the first nine months of 2020, as compared to the prior-year periods.
Medication Delivery net sales decreased 3% in the third quarter and 2% in the first nine months of 2020, as compared to the prior-year periods. The decrease in the third quarter and first nine months was primarily driven by lower demand for our infusion systems and related IV administration sets and solutions due to lower hospital admission rates and a reduction in elective surgeries resulting from the COVID-19 pandemic, including the impact from shelter in place initiatives as well as patient safety concerns related to potential COVID-19 infection risk. Changes in foreign exchange rates had an insignificant impact on Medication Delivery net sales in the third quarter and a negative impact of 1% in the first nine months of 2020, as compared to the prior-year periods.
Pharmaceuticals net sales increased 2% in the third quarter and decreased 1% in the first nine months of 2020, as compared to the prior-year periods. The increase in the third quarter was driven by increased demand for our international pharmacy compounding services along with a significant nonrecurring purchase from the U.S. government and a 1% positive impact from foreign exchange rate changes, compared to the prior-year period. Those increases were partially offset by lower demand for inhaled anesthesia products as a result of lower hospital admission rates and reduced elective surgeries resulting from the COVID-19 pandemic. The decrease in the first nine months of 2020 was driven by lower demand for inhaled anesthesia products resulting from the COVID-19 pandemic and new competitive entrants for TransDerm Scop. Those impacts were partially offset by increased demand for our international pharmacy compounding services along with certain generic injectables and the nonrecurring purchase from the U.S. government.
Clinical Nutrition net sales increased 8% in the third quarter and 6% in the first nine months of 2020, as compared to the prior-year periods. The increase in the third quarter and first nine months of 2020 was driven by increased demand for our PN therapies and related products, recent product launches and competitor shortages for amino acids. Additionally, foreign exchange rate changes had a positive impact on net sales of 3% in the third quarter and a negative impact of 1% for the first nine months of 2020, as compared to the prior-year periods.

Advanced Surgery net sales increased 9% in the third quarter and decreased 3% in the first nine months of 2020, as compared to the prior-year periods. The increase in the third quarter was due to the acquisition of Seprafilm, which contributed $30 million in net sales during the third quarter. The decrease in the first nine months of 2020 was driven by the impact of the COVID-19 pandemic as many elective surgeries were postponed and a 1% negative impact from foreign exchange rate changes, as compared to the prior-year period. Partially offsetting the decrease was the acquisition of Seprafilm, which contributed $66 million in net sales during the first nine months of 2020, and a benefit from increased demand for our hemostats and sealants early in the year due, in part, to competitive supply disruptions.
Acute Therapies net sales increased 36% in the third quarter and 33% in the first nine months of 2020, as compared to the prior-year periods. The increase in the third quarter and first nine months was driven by increased global demand for our CRRT systems to treat acute kidney injuries. Additionally, foreign exchange rate changes had a positive impact on net sales of 1% in the third quarter and a negative impact of 2% for the first nine months of 2020, as compared to the prior-year periods. The COVID-19 pandemic drove the increases in demand for those products in the third quarter and first nine months of 2020.
Other net sales increased 5% in the third quarter and 6% in the first nine months of 2020, as compared to the prior-year periods. The increase in the third quarter and first nine months of 2020 was driven by increased demand for our contract manufacturing services. Additionally, foreign exchange rate changes had a positive impact on net sales of 1% in the third quarter and a negative impact of 1% for the first nine months of 2020, as compared to the prior-year periods.
Gross Margin and Expense Ratios

	Three months ended September 30,
	2020	% of net sales	2019	% of net sales	$ change	% change
Gross margin	$1,195	40.2%	$1,230	43.1%	$(35)	(2.8)%
SG&A	$601	20.2%	$627	22.0%	$(26)	(4.1)%
R&D	$123	4.1%	$144	5.1%	$(21)	(14.6)%

	Nine months ended September 30,
	2020	% of net sales	2019	% of net sales	$ change	% change
Gross margin	$3,396	40.0%	$3,463	41.6%	$(67)	(1.9)%
SG&A	$1,819	21.4%	$1,869	22.5%	$(50)	(2.7)%
R&D	$386	4.5%	$439	5.3%	$(53)	(12.1)%
Gross Margin
The gross margin ratio was 40.2% and 40.0% in the third quarter and first nine months of 2020, respectively. The special items identified above had an unfavorable impact of approximately 2.4 and 2.8 percentage points on the gross margin ratio in the third quarter and first nine months of 2020, respectively. The gross margin ratio was 43.1% and 41.6% in the third quarter and first nine months of 2019, respectively. The special items identified above had an unfavorable impact of approximately 2.6 and 3.0 percentage points on the gross margin ratio in the third quarter and first nine months of 2019, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased in the third quarter and first nine months of 2020 compared to the prior year due to an unfavorable product mix, additional compensation costs, primarily for our manufacturing employees, reduced manufacturing efficiencies and incremental logistics costs, all in response to the COVID-19 pandemic.
We expect the gross margin ratio for full year 2020 to be negatively impacted by those same factors.
SG&A
The SG&A expenses ratio was 20.2% and 21.4% in the third quarter and first nine months of 2020, respectively. The special items identified above had an unfavorable impact of approximately 0.9 percentage points on the SG&A expenses ratio in each of the third quarter and first nine months of 2020. The SG&A expenses ratio was 22.0% and 22.5% in the third quarter and first nine months of 2019, respectively. The special items identified above had an unfavorable impact of approximately 0.5 and 0.7 percentage points on the SG&A expenses ratio in the third quarter and first nine months of 2019, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio decreased in the third quarter and first nine months of 2020 primarily due to lower bonus accruals under our annual employee incentive compensation plans, actions we took to restructure our cost position and focus on expense management and reduced travel and related expenses due to the COVID-19 pandemic.
R&D
The R&D expenses ratio was 4.1% and 4.5% in the third quarter and first nine months of 2020, respectively. The special items identified above had no impact and an unfavorable impact of approximately 0.2 percentage points on the R&D expenses ratio in the third quarter and first nine months of 2020, respectively. The R&D expenses ratio was 5.1% and 5.3% in the third quarter and first nine months of 2019, respectively. The special items identified above had an unfavorable impact of approximately 0.4 and 0.6 percentage points on the R&D expenses ratio in the third quarter and first nine months of 2019, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio decreased in the third quarter and first nine months of 2020 as a result of the timing of project-related expenditures compared to the prior year and actions we took to restructure our cost position and focus on expense management.
Due to a change in the timing and amount of projected cash flows associated with $140 million of acquired in-process R&D intangible assets from a historical acquisition, we updated the estimated fair values of these assets. While no impairment has been recorded because the estimated fair values of those assets exceeded their carrying values, the estimated fair values of these assets declined and are at risk of future impairment should the estimated timing or amount of projected cash flows further deteriorate.
Business Optimization Items
Beginning in the second half of 2015, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. Through September 30, 2020, we have incurred cumulative pre-tax costs of $1.1 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $15 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of more than $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 95 percent of the expected annual pre-tax savings are expected to be realized by the end of 2020, with the remainder by the end of 2023.
Other Operating Expense (Income), Net
Other operating expense (income), net was an expense of $1 million and income of $19 million in the third quarter and first nine months of 2020, respectively. In the third quarter and first nine months of 2020, we recognized an expense of $1 million and a benefit of $2 million, respectively, as a result of the change in the estimated fair value of contingent consideration liabilities. Additionally, in the first nine months of 2020 we recognized a $17 million gain on the sale of property in conjunction with our business optimization initiatives. Other operating expense (income), net was income of $44 million and $81 million in the third quarter and first nine months of 2019, respectively. In the third quarter of 2019, we recognized a benefit of $40 million related to insurance recoveries as a result of losses incurred due to Hurricane Maria. In the three and nine months ended September 30, 2019, we recognized gains of $4 million and $37 million, respectively, when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter. Additionally, in the first nine months of 2019 we recognized a benefit of $4 million as a result of the change in the estimated fair value of contingent consideration liabilities.
Interest Expense, Net
Interest expense, net was $39 million and $96 million in the third quarter and first nine months of 2020, respectively, and $13 million and $51 million in the third quarter and first nine months of 2019, respectively. The increase in the third quarter and first nine months of 2020 was primarily driven by higher average debt outstanding as a result of the March 2020 issuance of $750 million of 3.75% senior notes due October 2025 and $500 million of 3.95% senior notes due April 2030. Additionally, interest expense, net increased in the first nine months of 2020 due to the May 2019 issuance of €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029.
We expect that interest expense, net will increase by more than $60 million in 2020 compared to 2019 primarily due to reduced interest income as a result of lower interest rates on cash balances and higher interest expense as a result of the $1.25 billion of senior notes issued in March 2020.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $16 million and $32 million in the third quarter and first nine months of 2020, respectively, and an expense of $9 million and income of $8 million in the third quarter and first nine months of 2019, respectively. The increase in expense in the third quarter and first nine months of 2020 compared to the prior year was primarily due to lower pension benefits as a result of the annuitization of our U.S. pension plans in the fourth quarter of 2019. Additionally, we recognized an unrealized gain of $9 million on a marketable equity security in the third quarter of 2020.
In September 2020, we offered certain former U.S. employees with a vested pension benefit a limited-time option to take a lump sum distribution in lieu of future monthly payments. Those accepting the option will be paid from the assets of the pension plan in December 2020. This action will accelerate the satisfaction of future pension obligations and could result in a non-cash pre-tax settlement loss in the fourth quarter of 2020, which will be determined based on the rate of acceptance. The settlement loss, if triggered, would be recognized as a non-operating benefit cost.

Income Taxes
Our effective income tax rate was 13.5% and 22.0% in the third quarter and 13.2% and 13.7% in the first nine months of 2020 and 2019, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended September 30, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and changes related to our ability to realize foreign tax credits. For the nine months ended September 30, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and excess tax benefits on stock compensation awards.
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
Segment Results
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of financial information for our reportable segments:

	Net sales				Operating income (loss)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Americas	$1,549	$1,534	$4,455	$4,462	$577	$595	$1,610	$1,715
EMEA	777	730	2,262	2,179	160	162	480	465
APAC	646	587	1,775	1,682	161	138	432	394
Corporate and other	—	—	—	—	(428)	(392)	(1,312)	(1,338)
Total	$2,972	$2,851	$8,492	$8,323	$470	$503	$1,210	$1,236
Americas
Segment net sales and operating income were $1.5 billion and $577 million, respectively, in the third quarter and $4.5 billion and $1.6 billion, respectively, in the first nine months of 2020. Segment net sales and operating income were $1.5 billion and $595 million, respectively, in the third quarter and $4.5 billion and $1.7 billion, respectively, in the first nine months of 2019. The decrease in operating profit in the third quarter was due to lower gross profit as a result of an unfavorable product mix and incremental logistics costs due to the impact of the COVID-19 pandemic. The decrease in operating profit in the first nine months of 2020 was primarily driven by decreased sales in multiple GBUs, particularly Medication Delivery, Pharmaceuticals and Advanced Surgery, and lower gross profit as a result of an unfavorable product mix and incremental logistics costs due primarily to the impact of the COVID-19 pandemic. The decreases were partially offset by favorable performance in Acute Therapies and Clinical Nutrition as well as the acquisition of Seprafilm.
EMEA
Segment net sales and operating income were $777 million and $160 million, respectively, in the third quarter and $2.3 billion and $480 million, respectively, in the first nine months of 2020. Segment net sales and operating income were $730 million and $162 million, respectively, in the third quarter and $2.2 billion and $465 million, respectively, in the first nine months of 2019. The change in foreign exchange rates had a positive impact on results in the third quarter of 2020 as compared to 2019. On a constant currency basis, operating profit increased in both the third quarter and first nine months of 2020 due to increased sales in Acute Therapies, Clinical Nutrition, Pharmaceuticals and Renal Care. For the first nine months of 2020, favorable results were partially offset by decreased sales in Advanced Surgery.
APAC
Segment net sales and operating income were $646 million and $161 million, respectively, in the third quarter and $1.8 billion and $432 million, respectively, in the first nine months of 2020. Segment net sales and operating income were $587 million and $138 million, respectively, in the third quarter and $1.7 billion and $394 million, respectively, in the first nine months of 2019. The increases operating profit in the third quarter and first nine months of 2020 were primarily driven by increased sales in multiple GBUs, particularly Renal Care, Acute Therapies and Pharmaceuticals. The acquisition of Seprafilm also positively contributed to results in 2020.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include certain foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in the third quarter was higher than the prior-year period primarily due to higher intangible asset amortization expenses and business optimization charges in the current year and prior-year gains recognized for Hurricane Maria insurance recoveries. The operating loss in the first nine months of 2020 was lower than the prior-year period due to lower business optimization charges and lower intangible asset impairment charges in the current-year period, partially offset by insurance recoveries received in 2019 from a legacy product-related matter and Hurricane Maria, as well as higher investigation and related costs and intangible asset amortization in the current year.

LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the nine-month periods ended September 30, 2020 and 2019.

	Nine months ended September 30,
(in millions)	2020	2019
Cash flows from operations - continuing operations	$1,158	$1,281
Cash flows from investing activities	(915)	(679)
Cash flows from financing activities	798	614
Cash Flows from Operations — Continuing Operations
In the first nine months of 2020, cash provided by operating activities was $1.2 billion, as compared to cash provided by operating activities of $1.3 billion in the first nine months of 2019, a decrease of $123 million. The decrease was primarily due to a more significant increase in inventory levels in the current year, the timing of customer payments and insurance recoveries received in 2019 from a legacy product-related matter and Hurricane Maria, partially offset by the timing of vendor payments and lower restructuring and employee incentive compensation payments in the current year.
Additionally in the third quarter of 2020, we terminated an interest rate derivative contract which negatively impacted operating cash flows by $7 million for the nine months ended September 30, 2020. In October 2020, we terminated additional interest rate derivative contracts with a notional balance of $350 million and a liability fair value of $109 million as of September 30, 2020 for $100 million in cash payments, which will be reflected as operating cash outflows in the fourth quarter of 2020.
While we did not experience significant collection issues related to our receivables during the first nine months of 2020, the timing of collection of our receivables may be adversely impacted by the COVID-19 pandemic during the remainder of 2020 and into 2021.
Cash Flows from Investing Activities
In the first nine months of 2020, cash used for investing activities included payments for acquisitions of $466 million, primarily related to Seprafilm and rights to multiple products we acquired, and capital expenditures of $472 million. In the first nine months of 2019, cash used for investing activities included capital expenditures of $505 million and payments for acquisitions of $186 million, primarily related to the U.S. rights to multiple products we acquired.
Cash Flows from Financing Activities
In the first nine months of 2020, cash generated from financing activities included $1.2 billion of net proceeds from the issuance of $750 million of senior notes due in 2025 and $500 million of senior notes due in 2030. We have used the net proceeds from the senior notes issuances for general corporate purposes, including to strengthen our balance sheet as a precautionary measure in light of the COVID-19 pandemic. Cash generated from financing activities in the nine months ended September 30, 2020 also included stock issued under employee benefit plans of $180 million and was partially offset by the repayment of borrowings under our Euro-denominated credit facility of €200 million ($225 million) and dividend payments of $348 million. In the first nine months of 2019, cash generated from financing activities included $1.7 billion of net proceeds from the issuance of €750 million of senior notes due in 2024 and €750 million of senior notes due in 2029 along with stock issued under employee benefit plans of $334 million, partially offset by payments for treasury stock repurchases of $1.0 billion and dividend payments of $310 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We did not repurchase any shares under this authority in the first nine months of 2020 and had $897 million remaining available under this authorization as of September 30, 2020. After giving effect to the October 2020 approval, we had $2.4 billion remaining under this authority as of October 29, 2020. We expect to recommence our share repurchase activity in the fourth quarter of 2020.

Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of September 30, 2020, our U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. There was no amount outstanding under our U.S. dollar-denominated and Euro-denominated credit facilities as of September 30, 2020. There was €200 million ($224 million) outstanding at a 0.91% interest rate under our Euro-denominated credit facility and no amount outstanding under our U.S. dollar-denominated credit facility as of December 31, 2019. As of September 30, 2020, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $4.4 billion of cash and cash equivalents as of September 30, 2020, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of September 30, 2020, we had approximately $6.5 billion of long-term debt and finance lease obligations, including current maturities. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
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
LIBOR Reform

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). Currently, our credit facilities and certain of our derivative instruments reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. Our credit facilities include a provision specifying that we and the lenders will negotiate in good faith for the determination of a successor LIBOR rate.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2019 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2019 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first nine months of 2020.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements. There are no accounting standards issued but not yet effective that we believe will have a material impact on our condensed consolidated financial statements.
LEGAL CONTINGENCIES
Refer to Note 6 within Item 1 for a discussion of our legal contingencies. Upon resolution of any of these uncertainties, we may incur charges in excess of presently established liabilities. While our liability in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on our consolidated financial position. While we believe that we have valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and we may in the future incur material judgments or enter into material settlements of claims.
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
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,”

“objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses and the material weakness identified as a result thereof, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liabilities associated with the separation of our biopharmaceuticals business from our medical products businesses, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah and Seprafilm), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of our facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	our ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;

•	the impact of global economic conditions (including potential trade wars) and continuing public health crises and epidemics, such as the novel strain of coronavirus (COVID-19), including related resurgences, on us and our customers and suppliers, including foreign governments in countries in which we operate;

•	the continuity, availability and pricing of acceptable raw materials and component supply, and the related continuity of our manufacturing and distribution;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);

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

•	developments that would require the correction of additional misstatements in our previously issued financial statements;

•	failures with respect to our quality, compliance or ethics programs;

•	future actions of third parties, including third-party payers, the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);

•	the outcome of pending or future litigation, including the opioid litigation and litigation related to the investigation of foreign exchange gains and losses;

•	failure to achieve our long-term financial improvement goals;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Yuan, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, Indian Rupee and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of September 30, 2020 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange contracts relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of September 30, 2020, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $3 million with respect to those contracts would increase by $25 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of September 30, 2020 by replacing the actual exchange rates as of September 30, 2020 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our subsidiary in Argentina is reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of September 30, 2020, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2019 Annual Report. During the quarter ended September 30, 2020, we terminated an interest rate contract with a notional balance of $50 million for a $7 million cash payment. In October 2020, we terminated additional interest rate contracts with a notional balance of $350 million and a liability fair value of $109 million as of September 30, 2020 for $100 million in cash payments.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2020.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2020, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
In the third quarter of 2020, we completed an upgrade to our ERP software. In connection with the ERP upgrade, we updated the processes that constitute our internal control over financial reporting, as necessary. This normal course of business ERP upgrade was implemented to remain current with the latest release of the software.
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
Other than as described in the three preceding paragraphs and in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Review by Independent Registered Public Accounting Firm
A review of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 and 2019 has been performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Its report on the interim condensed consolidated financial information follows. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and, therefore, the independent accountants’ liability under Section 11 does not extend to it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Baxter International Inc. and its subsidiaries (the “Company”) as of September 30, 2020, and the related condensed consolidated statements of income, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes, appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein), and in our report dated March 17, 2020, which included a paragraph regarding the correction of misstatements in the 2018 and 2017 financial statements and a paragraph describing a change in the manner of accounting for leases in 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
October 29, 2020

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

The following risk factor, which should be read in conjunction with our risk factors discussed in the “Risk Factors” section in our 2019 Annual Report, could materially affect our business, financial condition or results of operations. Except as set forth below, we are not aware of any material changes to the risk factors described in our 2019 Annual Report.

We are subject to risks associated with the COVID-19 pandemic and related impacts, which have had, and we expect will continue to have, a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. Risks associated with COVID-19 include, but are not limited to, the following:

•We have experienced, and expect to continue to experience, significant and unpredictable reductions or increases in demand for certain of our products as healthcare customers re-prioritize the treatment of patients. Some of our products are particularly sensitive to reductions in elective medical procedures, and, as hospital systems prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, many of those procedures have been suspended or postponed in our principal markets. In the second and third quarters of 2020, this resulted in lower levels of general hospital admissions and elective surgery volumes in those markets, which negatively impacted the demand for certain of our products. It is not possible to predict the timing of a broad resumption of elective medical procedures. If patients and hospital systems continue to de-prioritize, delay or cancel these procedures, our business, financial condition and results of operations would continue to be negatively affected.

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

•We face increased operational challenges as we continue to take measures to support and protect employee health and safety, including through office closures and the implementation of work from home policies. For example, remote working arrangements heighten our risks associated with information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breaches, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. Any failure to prevent or mitigate security breaches or cyber risks or detect, or respond adequately to, a security breach or cyber risk, or any other disruptions to our information technology systems and networks, can have adverse effects on our business and cause reputational and financial harm. We have, like other large multi-national companies, experienced cyber incidents in the past and may experience them in the future, which have exposed and may continue to expose vulnerabilities in our information technology systems. These risks are particularly heightened due to COVID-19 as cybercriminals attempt to profit from the disruptions caused by the uncertain environment.

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

While COVID-19 has had, and we expect it to continue to have, an adverse effect on our business, financial condition or results of operations, it is uncertain how COVID-19 will affect our global operations generally if these impacts continue to persist or exacerbate over an extended period of time. Uncertainties include, but are not limited to:

•The severity and duration of the pandemic, including the duration and extent of related resurgences, and future mutations or outbreaks of related strains of the virus in areas in which we operate;

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first nine months of 2020, we did not repurchase any shares pursuant to Rule 10b5-1 plans. We had $897 million remaining under this program (as amended and after giving effect to stock repurchases) as of September 30, 2020. After giving effect to the October 2020 approval, we had $2.4 billion remaining under this program as of October 29, 2020. This program does not have an expiration date.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description
10.1
New Change-in-Control Agreement between Baxter International Inc. and José Almeida, dated as of September 24, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 25, 2020).

10.2	Form of Amended Grandfathered Change-in-Control Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 25, 2020).

10.3
Amended OUS Change-in-Control Agreement between Baxter International Inc. and Cristiano Franzi, dated as of September 25, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on September 25, 2020).

10.4*	Form of Change-in-Control Agreement

15*	Letter Re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_____________________________________
*    Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: October 29, 2020
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)