Form 10-K
period 2020-12-31
BAXTER INTERNATIONAL INC
filed 2021-02-11
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $86.10 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $44 billion. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 29, 2021 was 505,103,894.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2021 proxy statement for use in connection with its Annual Meeting of Stockholders expected to be held on May 4, 2021 are incorporated by reference into Part III of this report.

1

2

PART I
Item 1.    Business.
Company Overview
Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products.  These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. As of December 31, 2020, we manufactured products in over 20 countries and sold them in over 100 countries.
Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “we", "our” or "us" means Baxter International and its consolidated subsidiaries (after giving effect to the separation and distribution of Baxalta Incorporated (Baxalta) in 2015, as further described below), unless the context otherwise requires.
COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. For further discussion, refer to Item 1A of this Annual Report on Form 10-K.
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
For financial information about our segments, see Note 16 in Item 8 of this Annual Report on Form 10-K.
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
Sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2020.

International Operations
The majority of our revenues are generated outside of the United States and geographic expansion remains a component of our strategy. Our presence includes operations in Europe, the Middle East, Africa, Asia-Pacific, Latin America and Canada. We are subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “Risks Related to Baxter’s Business —We are subject to risks associated with doing business globally” and “—Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity” in Item 1A of this Annual Report on Form 10-K.
For financial information about our foreign and domestic revenues and geographic segment information, see Note 16 in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.
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
In connection with the separation and distribution of Baxalta in 2015, as further described below, we entered into a long-term manufacturing and supply agreement with Baxalta. Baxalta manufactures and supplies us with ARTISS, TISSEEL, FLOSEAL and stand-alone thrombin, on a cost-plus basis, under that manufacturing and supply agreement.
Competition and Healthcare Cost Containment
Our businesses benefit from a number of competitive advantages, including the breadth and depth of our product offerings and our strong relationships with customers, including hospitals and clinics, GPOs, physicians, and patients, many of whom self-administer home-based therapies that we supply. We also benefit from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of our products.

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
We operate in an industry susceptible to significant patent litigation. At any given time, we are involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information on patent and other litigation, see Note 7 in Item 8 of this Annual Report on Form 10-K.
Research and Development
Our investment in research and development (R&D), consistent with our portfolio optimization and capital allocation strategies, helps fuel our future growth and our ability to remain competitive in each of our product categories. Accordingly, we continue to focus our investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for our R&D activities were $521 million in 2020, $595 million in 2019, and $654 million in 2018. These expenditures include costs associated with R&D activities performed at our R&D centers located around the world, which include facilities in Belgium, Sweden, India, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.
For more information on our R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.
Quality Management
Our continued success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, helping to prevent defects, facilitating continuous improvement of our processes, products and services, and assuring the safety and efficacy of our products. Our quality system enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products to ensure that they conform to customer requirements. In order to consistently improve the effectiveness and efficiency of our quality system, various measurement, monitoring and analysis methods, such as management reviews and internal, external and vendor audits, are employed at local and central levels.
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

Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. Our environmental policies require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. For example, we made $10 million of capital expenditures in 2020 related to a new ethylene oxide emissions control system at our Mountain Home, Arkansas facility. The new system is expected to be completed in 2022 and we currently expect to incur an additional $40 million of capital expenditures related to this project.
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
In 2016, we disposed of our remaining 19.5% interest in Baxalta (Retained Shares) through a series of transactions, including debt-for-equity exchanges, an equity-for-equity exchange and a contribution to our U.S. pension plan (Retained Shares Transactions). As a result of these transactions, we extinguished approximately $3.65 billion of our indebtedness, repurchased 11,526,638 of our shares and contributed 17,145,570 Baxalta shares to our U.S. pension plan. On June 3, 2016, Baxalta became a wholly-owned subsidiary of Shire plc (Shire). In January 2019, Takeda Pharmaceutical Company Limited (Takeda) acquired Shire.
As a result of the separation, the consolidated statements of income, consolidated balance sheets, consolidated statements of cash flow, and related financial information reflect Baxalta’s operations, assets and liabilities, and cash flows as discontinued operations for all periods presented.
Human Capital Management
As of December 31, 2020, we employed approximately 50,000 people globally, with approximately 13,000 employees in the United States and approximately 37,000 employees outside of the Unites States. Our employees are our most important assets and set the foundation for our ability to achieve our strategic objectives. All of our employees contribute to our success and, in particular, the employees in our manufacturing, sales, R&D and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.

The success and growth of our business depends in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization, including the individuals who comprise our global workforce as well as executive officers and other key personnel. To succeed in a competitive labor market, we have developed recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form our human capital management framework and are advanced through the following programs, policies and initiatives:

•Competitive Pay and Benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.
•Activating Change Today (ACT). Building on our strong diversity and inclusion platform, our senior leadership is working in close collaboration with the Baxter Black Alliance business resource group and colleagues from across the company on a multidimensional program to advance inclusion and racial justice. The ACT initiative is focused on driving results across four key areas – Workforce, Workplace, Community and Marketplace – encompassing employees, external stakeholders, and the markets and communities we serve.
•Health and Safety. Health and safety are firmly rooted across our global footprint. In response to the COVID-19 pandemic and related mitigation measures, we implemented changes in our business in 2020 in an effort to better protect our employees and customers, and to support appropriate health and safety protocols. For example, we installed physical barriers between employees in production facilities, implemented extensive cleaning and sanitation processes for both production and office administration spaces and implemented broad work-from-home initiatives for employees in our administrative functions. While our essential workers (production and field service employees) have continued to work at our facilities and provide vital service to our customers, most employees in our administrative functions have effectively worked remotely since mid-March. During 2020, we paid incremental non-recurring special compensation bonuses to our essential workers.
•Recruitment, Training and Development. We use recruitment vehicles to attract diverse talent to our organization and we invest in learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning platform known as BaxU and virtual workshops that support our culture, strategy and the development of crucial skills. To measure the impact of the investments we make in our people, and to help us consistently improve our human resources programs, we regularly conduct anonymous surveys of our global workforce to seek feedback on a variety of topics including confidence in our leadership, competitiveness of our compensation and benefits packages, career growth opportunities and improvements on how we can make our company an employer of choice. Administered and analyzed by an independent third-party, the survey results are reviewed by our senior leaders, which include our executive officers. The results of this engagement survey are also shared with individual managers, who are then tasked with taking action based on their employees’ anonymous feedback (both quantitative and qualitative). By paying close attention to the results both at an aggregate enterprise level as well as at a department/business/work group level, we have been able to enhance our culture of respect, help educate employees more effectively about our benefits offerings as well as our learning and development opportunities and further improve our communications content, mechanisms and frequency.

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

Risks Related to the COVID-19 Pandemic

The effects of the COVID-19 pandemic have had, and we expect will continue to have, a material adverse effect on our business. The nature and extent of future impacts are uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises, including epidemics and pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and will continue to increase our expenses, including the impact associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. Risks associated with COVID-19 include, but are not limited to, the following:

•We have experienced, and expect to continue to experience, significant and unpredictable reductions or increases in demand for certain of our products as healthcare customers re-prioritize the treatment of patients. Some of our products are particularly sensitive to reductions in elective medical procedures, and, as hospital systems prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, many of those procedures have been suspended or postponed in our principal markets. In the second, third and fourth quarters of 2020, this resulted in lower levels of general hospital admissions and elective surgery volumes in those markets, which negatively impacted the demand for certain of our products. It is not possible to predict the timing of a broad resumption of elective medical procedures. If patients and hospital systems continue to de-prioritize, delay or cancel these procedures, our business, financial condition and results of operations would continue to be negatively affected.

•A significant number of our suppliers, manufacturers, distributors and vendors have been adversely affected by the COVID-19 pandemic, including with respect to the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. These impacts could impair our ability to move our products through distribution channels to end customers. Any delay or shortage in the supply of components or materials or other operational or logistical challenges may result in our inability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability. For example, we have experienced and expect to continue to experience supply constraints for amino acid raw materials used in our parenteral nutrition products, as such materials are also being used to produce COVID-19 vaccines.

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

•We face increased operational challenges as we continue to take measures to support and protect employee health and safety, including through office closures and work from home policies. For example, remote working arrangements heighten our risks associated with information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breaches, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. Any failure to prevent or mitigate security breaches or cyber risks or detect, or respond adequately to, a security breach or cyber risk, or any other disruptions to our information technology systems and networks (as a result of remote working arrangements or otherwise), can have adverse effects on our business and cause reputational and financial harm. These risks are particularly heightened due to COVID‑19 as cybercriminals attempt to profit from the disruptions caused by the uncertain environment.

•COVID-19 and related impacts have affected and may further affect the global economy and capital markets worldwide, which, among other consequences, may restrict our access to capital, increase financing costs, adversely affect our liquidity, the perceptions of our creditworthiness, and our ability to complete acquisitions, and increase volatility in foreign currency exchange rates.

The extent of the impact from the pandemic depends on future developments that cannot be predicted at this time, such as the severity and duration of the pandemic (including of related resurgences and future mutations or outbreaks of related strains of the virus); the extent and effectiveness of containment efforts, including the effectiveness and acceptance of any vaccines for COVID-19; and the direct and indirect impact of the pandemic on our employees, customers, counterparties, service providers and regulators, as well as other market participants. Any of these and other impacts of the pandemic could have a material adverse effect on our business, financial condition and results of operations. Finally, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, many of the other risks described in this “Risk Factors” section may be heightened.

Risks Related to Our Ability to Grow Our Business

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

Issues with product supply or quality could have an adverse effect on our business or cause a loss of customer confidence in us or our products, among other negative consequences.

Our success depends upon the availability and quality of our products. The pharmaceutical and medical products industries are competitive and subject to complex market dynamics and varying demand levels. These levels vary in response to macro-economic conditions, regulatory requirements (including the availability of private or public reimbursement), seasonality, natural disasters, pandemics, epidemics and other matters. For example, as hospital systems prioritized treatment of COVID-19 patients, elective medical procedures were suspended or postponed in our principal markets, which negatively impacted demand for certain products. Additionally, the development of new or enhanced products involves a lengthy regulatory process and is capital intensive. As a result, our ability to match our production levels and capacity to market demand is imprecise and may result in a failure to meet market demand or satisfy customer requirements for our products or, alternatively, an oversupply of inventory. Failure to meet market demand may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price). In the event of an oversupply, we may be forced to lower our prices, record asset impairment charges or take other actions, which may adversely affect our business, financial condition and results of operations.

Our success also depends on our ability to maintain and routinely improve product quality and our quality management program. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. While we have a quality system that covers the lifecycle of our products, quality and safety issues have and may in the future occur with respect to our products. New or unintended uses of our product (for example, in response to COVID-19 or changing clinical practice) may also raise quality or safety issues. A quality or safety issue may result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls (either voluntary or required by FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. See “—Risks Related to Legal and Regulatory Matters.” An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made and continue to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict us from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

Unaffiliated third-party suppliers provide a number of goods and services to our R&D, clinical and manufacturing organizations. Third party suppliers are required to comply with our quality standards. Failure of a third-party supplier to provide compliant raw materials or supplies could result in delays, service interruptions or other quality related issues that may negatively impact our business results.

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

Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements or we do not introduce new versions or upgrades to our product portfolio in response to those requirements, our products may be rendered obsolete or non-competitive. If our competitors develop more effective or affordable products or achieve earlier patent protection or product commercialization than we do, our business, financial condition and operations will likely be negatively affected. If we are forced to reduce our prices due to increased competition, our business could become less profitable. Our sales could be adversely affected if any of our contracts with GPOs, IDNs or other customers are terminated due to increased competition or otherwise.

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

For more information on recent business development activities, see Note 2 in Item 8 of this Annual Report on Form 10-K.

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

Risks Related to Our Business Operations

If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization, supply or distribution difficulties, our business and results of operations may be adversely affected.

The manufacture of our products requires, among other things, the timely supply or delivery of sufficient amounts of quality components and materials. We manufacture our products in approximately 50 manufacturing facilities around the world. We acquire our components, materials and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from ourselves for self-supplied requirements. We endeavor, either alone or working closely with our suppliers, to ensure the continuity of our inputs and supplies but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify certain of our sources of components and materials, in certain instances there is only a sole source or supplier with no alternatives yet identified. For most of our components and materials for which a single source or supplier is used, alternative sources or suppliers may exist, but we have made a strategic determination to use the single source or supplier. Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to any supply disruption, there can be no assurance that such measures will be sufficient or effective. A reduction or interruption in supply, an issue in the supply chain, including issues due to the revocation of distribution facilities’ licenses, and our inability to quickly develop acceptable alternative sources for such supply could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner. Moreover, changes in regulation, world trade policies, international taxes and government-to-government relations and issues with export and import activities could negatively impact our ability to distribute products within a country and across countries. See “—Risks Related to Legal and Regulatory Matters.” Additionally, volatility in our costs of energy, transportation/freight, components, raw materials and other supply, manufacturing and distribution costs could adversely affect our results of operations. Climate change (including laws or regulations passed in response thereto) could increase our costs, in particular our costs of supply, energy and transportation/freight. Material or sustained increases in the price of oil could have an adverse impact on the cost of many of the plastic materials we use to make and package our products, as well as our transportation/freight costs. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

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

Some of our products are manufactured at a single manufacturing facility or stored at a single storage site. Loss or damage to, or closure of, a manufacturing facility or storage site due to a natural disaster, such as we experienced as a result of Hurricane Maria, a pandemic, such as COVID-19, or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences (including those identified in the paragraphs above). In addition, several of our manufacturing facilities are leased and we may not be able to renew leases on favorable terms or at all. Because of the time required to approve and license a manufacturing facility, a third-party manufacturer may not be available on a timely basis (if at all) to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

Breaches and breakdowns affecting our information technology systems or protected data, including from cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position.

We rely upon information technology systems and infrastructure, including support provided by our partners and third parties, to support our business, our products and our customers. For example, we routinely rely on our technology systems and infrastructure to aid us in the collection, use, storage and transfer, disclosure and other processing of voluminous amounts of data including confidential, business, financial, personal, patient and other sensitive information (collectively, Confidential Information). We also rely on systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters. Certain of our products and systems collect data regarding patients and their therapy and some are internet enabled or connect to our systems for maintenance and other purposes. Some of our products, even though not internet enabled nor connected to our systems, connect to hospital networks, electronic medical records or electronic health records. The continuing evolution of technology we use, including cloud-based computing, and reliance on third parties creates additional opportunities for the unintentional, intentional and/or unauthorized exposure, dissemination and/or destruction of Confidential Information stored in our devices, systems, servers, infrastructure and products (collectively, Technology). Security threats, including cyber and other attacks, are becoming increasingly sophisticated, frequent, and adaptive.

Our Technology is vulnerable to breakdown, interruption, cyber and other security attacks, system malfunction, unauthorized access, inadvertent exposure or disclosure of information, theft and other events. Third-party systems that we rely upon could also become vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Any such vulnerability could compromise our Technology and could expose Confidential Information to unauthorized third parties and/or cause permanent loss of such data. In addition to loss of Confidential Information, unauthorized access to or interference with our Technology may cause product functionality issues that may result in risk to patient safety, field actions and/or product recalls. We have, like other large multi-national companies, experienced cyber incidents in the past and may experience them in the future, which have exposed and may continue to expose vulnerabilities in our information technology systems. Although the prior incidents have not had a material effect on our business and we have invested and continue to invest in the protection of data and Technology, there can be no assurance that our efforts will prevent breakdowns, attacks, breaches in our Technology, cyber incidents or other incidents or ensure compliance with all applicable security and privacy laws, regulations and standards, including with respect to third-party service providers that host or process Confidential Information on our behalf. Such incidents could result in unauthorized access to patient data and other Confidential Information and could pose a risk to patient safety. Any failure to protect against such incidents can lead to substantial and material regulatory fines and penalties, business disruption, reputational harm, financial loss, litigation as well as other damages. Misappropriation or other loss of our intellectual property from any of the foregoing may have an adverse effect on our competitive position and may cause us to incur substantial litigation costs. See “—Risks Related to Legal and Regulatory Matters.” As the FDA, other regulators and our customers become more sensitive to risks related to cybersecurity, our ability to meet certain information technology safety standards could affect our products’ marketability and competitiveness. We could also suffer strained relationships with customers, business partners, physicians and other healthcare professionals, increased costs (for security measures, remediation or otherwise), litigation (including class actions and stockholder derivative actions) or other negative consequences (including a decline in stock price) from breaches, cyber and other security attacks, industrial espionage, ransomware, email or phishing scams, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers or other business partners.

In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities. Further, a greater number of our employees are working remotely in response to the COVID-19 pandemic and related government actions, which (among other things) could expose us to greater risks related to cybersecurity and our information technology systems. We also face all of the same risks listed above and other heightened risks when acquiring a company, in particular if we need to transition or implement certain processes or controls with the acquired company.

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

On January 31, 2020, the United Kingdom (UK) formally left the European Union (EU) (commonly known as Brexit) when the UK-EU Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began that ran until December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the UK on the terms of its future cooperation with the EU (Trade Agreement). The Trade Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and the EU will now be on more restricted terms than existed previously. The withdrawal by the UK from the EU could result in the deterioration of economic conditions, volatility in currency exchange rates, and increased regulatory complexities, as well as the potential for product shortages, increased costs or other similar effects. These outcomes could have an adverse effect on our business, financial condition or results of operations.

The escalating global economic competition and trade tensions between the U.S. and China could have an adverse effect on our business, financial condition or results of operations. Although we have been able to mitigate some of the impact from increased duties imposed by both countries (through petitioning both governments for tariff exclusions and other mitigations), the risk remains of additional tariffs and other kinds of restrictions. Tariff exclusions awarded to us by the U.S. Government require annual renewal, and policies for granting exclusions could shift. The U.S. and China could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to the markets.

More generally, several governments including the U.S. have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies, and greater national production. One example would be the stronger “Buy American” requirements in the U.S. (pursuant to a U.S. executive order by the new Administration on January 25, 2021) or U.S. withdrawal from the World Trade Organization Agreement on Government Procurement (GPA). If such steps triggered retaliation in other markets, such as by restricting access to foreign products in purchases by their government-owned healthcare systems, the outcomes could have an adverse effect on our business, financial condition or results of operations.

Risks Related to Legal and Regulatory Matters

We are subject to a number of laws and regulations, non-compliance with which could adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

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

The manufacture, distribution, marketing and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. The same testing and procedures sometimes apply to current products that are up for authorization or renewal or are subject to changes in laws or regulations (for example certain of our medical devices will have to comply with the new European Union Medical Device Regulation when it enters into force in May 2021). Changes to current products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals or the time needed to secure approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls or seizures, monetary sanctions, reputational damage, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject us to further review, result in product launch delays or otherwise increase our costs. For information on current regulatory issues affecting us, please refer to the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K. In connection with these issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to us will not occur, that we will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect our operations and consolidated financial statements.

The sales, marketing and pricing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, OIG, DOJ and the Federal Trade Commission. The DOJ and the SEC have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical and medical product companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments have also increased their scrutiny of pharmaceutical and medical product companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, pricing, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Sunshine Act enacted under the Patient Protection and Affordable Care Act (as amended, the PPACA), can be complicated, are subject to frequent change and may be violated unknowingly.

We are also subject to environmental laws, which are becoming more stringent throughout the world. For example, the EPA regulates the use of ethylene oxide for sterilization of medical devices, as is increasingly focused on reducing emissions from the ethylene oxide sterilization process, which has increased our costs of operations and necessitated changes to our manufacturing plants and processes. Other environmental laws may have similar consequences to us or our suppliers, or result in liability to us. The enactment of additional laws in the future may increase our compliance costs or otherwise adversely impact our operations.

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

We have compliance programs in place, including policies, training and various forms of monitoring, designed to address the risks discussed above. Nonetheless, these programs and policies may not always protect us from conduct by individual employees that violate these laws. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment or exclusion from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. For more information related to our ongoing government investigations, please refer to Note 7 in Item 8 of this Annual Report on Form 10-K. For more information on regulatory matters currently affecting us, including quality-related matters, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7 of this Annual Report on Form 10-K.

The laws and regulations discussed above are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales and marketing practices and may subject us to enforcement actions or litigation which could adversely affect our business, financial condition and results of operations.

Increasing regulatory focus on privacy and security issues and expanding laws could impact our business and expose us to increased liability.

As a global company, we are subject to global data privacy and security laws, regulations and codes of conduct that apply to our businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, The Health Insurance Portability and Accountability Act, as amended (HIPAA), The Health Information Technology for Economic and Clinical Health Act, the California Consumer Privacy Act (CCPA), and the European Union’s General Data Protection Regulation (GDPR). The GDPR imposes stringent European Union data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could result in substantial and material fines or class action litigation.

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

There have been multiple attempts to repeal or amend the PPACA through legislative action and legal challenges, and the most recent challenge is currently before the U.S. Supreme Court. Recent changes to the composition of the Supreme Court may increase the likelihood that the PPACA is repealed or impacted in some manner. In the event the PPACA is repealed or significantly altered, it would impact our business in a number of ways, some of which may be material.

Following a 2019 executive order from former President Donald Trump, the U.S. Department of Health and Human Services announced the launch of a new kidney health initiative. The Centers for Medicare & Medicaid Services (CMS) published the final end stage renal disease Treatment Choices mandatory payment model (ETC) on September 18, 2020. The ETC launched in 30% of dialysis clinics across the country on January 1, 2021 and creates payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. CMS also announced the implementation of four voluntary payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. These voluntary payment models have a scheduled commencement date of April 2021, but applicants now have the option to delay implementation until January 2022. These proposed regulatory changes in kidney health policy and reimbursement may substantially change the U.S. end stage renal disease market and could increase demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures in order to meet that demand. However, the impact of such changes and related expenses are difficult to estimate in advance.

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

Changes to the tax laws in the United States or other countries in which we operate could have an adverse effect on our operating results. In particular, the Tax Cuts and Jobs Act of 2017 and the regulations issued thereunder (collectively, 2017 Tax Act), including, among other things, certain changes in tax rates, deductibility of interest, deductibility of executive compensation expense, expensing of capital expenditures, the ability to use certain tax credits, taxation on earnings from international business operations, and the treatment of deductible payments made by our U.S. affiliates to our foreign affiliates could adversely affect our financial condition and results of operations. In certain instances, the 2017 Tax Act could have a negative effect on our tax rate and the carrying value of tax balances. Any of these changes could adversely affect our financial performance. There remains some uncertainty regarding aspects of the implementation of the 2017 Tax Act that could potentially have adverse impacts on us. We cannot currently predict the full impact that the 2017 Tax Act may have over time on our business, including revenues, profit margins, profitability, operating cash flows and results of operations. For more information regarding the impact of the 2017 Tax Act, see Note 12 in Item 8 of this Annual Report on Form 10-K. Similarly, the outcome of various initiatives currently being undertaken by the Organization of Economic Cooperation and Development could significantly impact how we allocate profits across multiple jurisdictions, which could adversely impact our global tax obligations.

Taxing authorities audit us from time to time and may disagree with certain positions we have taken in respect of our tax liabilities. Our tax liabilities are affected by many factors, including the amounts we charge in intra-company transactions for inventory, services, licenses, funding and other items, which are subject to the use of assumptions and judgment. Because we operate in multiple income tax jurisdictions both inside and outside the United States, cross border transactions among our affiliates are a significant part of the manner in which we operate. Although we believe that we transact intra-company business in accordance with arm's-length principles, tax authorities may disagree with our intra-company charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result, including in connection with their review of the restated financial statements we have filed as part of our 2019 Annual Report on Form 10-K.

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

We are party to a number of pending lawsuits, settlement discussions, mediations, arbitrations and other disputes. In addition, in the future we may be party to such disputes, including patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced revenue, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation and other disputes generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these current matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, operations or financial condition. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. See Note 7 in Item 8 of this Annual Report on Form 10-K for more information regarding current lawsuits.

We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below (the “restatement”), which has exposed us to a number of additional risks and uncertainties.

As discussed in the Explanatory Note, in Note 2, Restatement of Previously Issued Consolidated Financial Statements, and in Note 19, Quarterly Financial Data (Unaudited) in our 2019 Annual Report on Form 10-K, we restated certain of our previously issued audited and unaudited consolidated financial statements and selected financial information to correct misstatements of certain foreign exchange gains and losses from foreign currency denominated intra-company loan receivables and payables, cash balances and gains and losses from foreign currency derivative contracts, which we determined were material to these periods.

As a result of the misstatements and the restatement, we have become subject to additional risks and uncertainties and costs, including as a result of a pending class-action lawsuit and a stockholder request for inspection of our books and records. As initially disclosed on October 24, 2019, we also voluntarily advised the staff of the SEC of our previously disclosed internal investigation and we are continuing to cooperate with the staff of the SEC. We may become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings, as a result of the events leading to our internal investigation, the misstatements or the related restatement, and actions and proceedings could also be brought against our current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If we do not prevail in any such lawsuit or proceeding, we could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.

Risks Related to the Economy and Our Financial Performance

Current or worsening economic conditions may adversely affect our business and financial condition.

Our ability to generate cash flows from operations could be affected if there is a material decline in the demand for our products, in the solvency of our customers or suppliers, or deterioration in our key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of our customers (including governments) to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products. We continue to do business with foreign governments in certain countries, including Greece and Italy, which have experienced deterioration in credit and economic conditions. While global economic conditions have not significantly impacted our ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. These conditions may also impact the stability of the U.S. dollar, Euro or Yuan.

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

We may not achieve our financial goals.

We continue to evaluate and refine both our short-term and long-term financial objectives. These include, for example, our stated objective to improve our gross margin. Our strategy to achieve these objectives is focused on strengthening our portfolio and extending our impact through transformative innovation that spans prevention to recovery. As part of this strategy, we intend to invest in portfolio innovation and market development and entering adjacencies while continuing to drive operational excellence through ongoing business transformation efforts and organization optimization. We will also look to unlock additional value through strategic capital deployment. We may fail to achieve our targeted financial results if we are unsuccessful in implementing our strategies, our estimates or assumptions change or for any other reason. Our failure to achieve our financial goals could have a material adverse effect on our business, financial condition and results of operations.

Future material impairments in the value of our long-lived assets, including goodwill, could negatively affect our operating results.

We regularly review our long-lived assets, including identifiable intangible assets, goodwill (which results from our acquisition activity) and property, plant and equipment, for impairment. Goodwill and acquired indefinite life intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets are reviewed when there is an indication that impairment may have occurred. Changes in market conditions or other changes in the future outlook of value may lead to impairment charges in the future. In addition, we may from time to time sell assets that we determine are not critical to our strategy, including in connection with strategic exits. Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations. For more information on the valuation and impairment of long-lived assets, refer to the discussion under the caption entitled “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K.

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
We own or have long-term leases on all of our manufacturing facilities. The location of the principal manufacturing facilities of each of our geographic segments are listed below:

Region	Location	Owned/Leased
Americas
	Aibonito, Puerto Rico	Leased
	Alliston, Canada	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Cuernavaca, Mexico	Owned
	Guayama, Puerto Rico	Owned
	Haina, Dominican Republic	Leased
	Hayward, California	Leased
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Jayuya, Puerto Rico	Leased
	Opelika, Alabama	Owned
	Brooklyn Park, Minnesota	Leased
	Pesa, Mexico	Leased
	Sao Paulo, Brazil	Owned
	Tijuana, Mexico	Owned
	Mountain Home, Arkansas	Owned/Leased(1)
	North Cove, North Carolina	Owned
	St. Paul, Minnesota	Leased
	Irvine, California	Owned
	Mountain View, California	Leased
APAC
	Ahmedabad, India	Owned
	Guangzhou, China	Owned
	Shanghai, China	Owned
	Suzhou, China	Owned
	Toongabbie, Australia	Owned
	Woodlands, Singapore	Owned/Leased(2)
	Canlubang, Philippines	Leased
	Amata, Thailand	Owned
	Tianjin, China	Owned
	Miyazaki, Japan	Owned
EMEA
	Castlebar, Ireland	Owned
	Grosotto, Italy	Owned
	Halle, Germany	Owned
	Hechingen, Germany	Leased
	Lessines, Belgium	Owned
	Liverpool, United Kingdom	Leased
	Lund, Sweden	Leased
	Marsa, Malta	Owned
	Medolla, Italy	Owned
	Meyzieu, France	Owned
	Rostock, Germany	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Sondalo, Italy	Owned
	Swinford, Ireland	Owned
	Thetford, United Kingdom	Owned
	Tel Aviv, Israel	Leased
	Elstree, United Kingdom	Leased
	Tunis, Tunisia	Owned
	Dammam, Saudi Arabia	Owned
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
Item 3.    Legal Proceedings.
Incorporated by reference to Note 7 in Item 8 of this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Executive Officers of the Registrant
As of February 11, 2021, the following serve as Baxter’s executive officers:
José E. Almeida, age 58, is Chairman, President and Chief Executive Officer, having served in that capacity since January 2016. He began serving as an executive officer of the company in October 2015. He served as Senior Advisor with The Carlyle Group from May 2015 until October 2015. Previously, he served as the Chairman, President and Chief Executive Officer of Covidien plc (Covidien) from March 2012 to January 2015, prior to Medtronic plc’s (Medtronic) acquisition of Covidien, and President and Chief Executive Officer of Covidien from July 2011 to March 2012. Mr. Almeida served in other executive roles with Covidien (formerly Tyco Healthcare (Tyco)) between April 2004 and June 2011. Mr. Almeida is a member of the Board of Directors of Walgreens Boots Alliance, Inc.
Giuseppe Accogli, age 50, is Senior Vice President and President, Americas. Prior to his current role, Mr. Accogli served as Senior Vice President and President, Global Businesses, from 2017 to 2019. He also served as Corporate Vice President and President, Renal from 2016 to 2017 and as Head of the U.S. region for Baxter’s Renal business from 2015 to 2016. Mr. Accogli joined Baxter in 2007 as Renal business unit Director in Italy, and assumed positions of increasing responsibility with the Renal business in Europe, including Head of the EMEA region for Renal from 2013 to 2015. Previously he worked as a Business Unit Manager and Sales and Marketing Manager for Medtronic plc in Italy, and in several sales, product and marketing roles for Tyco and then Covidien in Italy and EMEA. Mr. Accogli has served as a director to AdvaMed, an American medical device trade association, since September 25, 2019.
James Borzi, age 58, is Senior Vice President, Chief Supply Chain Officer. He joined Baxter in August 2020 from GE Healthcare, where he served as Vice President, Chief Supply Chain Officer from 2019 to 2020. Prior to joining GE Healthcare, he spent five years with Becton Dickinson (BD) in various manufacturing operations leadership roles; his last role with BD was Executive Vice President of Global Operations and Chief Supply Chain Officer. Earlier in his career, he was Senior Vice President of Operations & Technology at Hydro Aluminum and Executive Vice President of Worldwide Operations at Lennox International. Prior to that, he was the Chief Operating Officer at AEES and Senior Vice President of Americas Operations at Alcoa.
Cristiano Franzi, age 58, is Senior Vice President and President, EMEA. Mr. Franzi joined Baxter in September 2017 from Medtronic, where he served as Vice President and President, Minimally Invasive Therapies Group EMEA from 2015 to August 2017. He served as President EMEA at Covidien prior to Medtronic’s acquisition of Covidien. He joined Covidien in 2009 and held roles of increasing responsibility during his tenure. He held a number of commercial and functional roles across Europe, the Middle East and Africa at ev3 Endovascular, Inc., Boston Scientific Corporation and Becton, Dickinson & Co. earlier in his career. He served as a member of the board of Eucomed Medical Technology from 2013 to 2015 and again from 2018 to 2019.

Andrew Frye, age 55, is Senior Vice President and President, APAC. Mr. Frye joined Baxter in 2017 from DKSH Holdings Ltd., where he served as Global Head of Healthcare from 2015 to 2017. In that role, he oversaw a portfolio of pharmaceuticals, over-the-counter and device products across 13 countries. Previously, he served as Vice President of Business Development from 2011 to 2014 for DKSH Healthcare. Earlier in his career, he held a number of commercial roles with increasing responsibility at Abbott Laboratories’ Pharmaceutical and Nutrition divisions.
Jacqueline Kunzler, Ph.D., age 55, is Senior Vice President and Chief Quality Officer. Ms. Kunzler joined Baxter in 1993 and has served in roles of increasing responsibility across Baxter’s research & development, international marketing, and quality organizations, most recently as Senior Vice President, Chief Quality Officer.
Sean Martin, age 58, is Senior Vice President and General Counsel. Mr. Martin joined Baxter in 2017 from Apollo Education Group, Inc., where he served as Senior Vice President, General Counsel and Secretary from 2010 to 2017. Previously, he served as Assistant Secretary (2010), Vice President of Corporate Law (2009 to 2010) and Vice President of Commercial Law (2005 to 2009) for Amgen Inc. He also served as Vice President and Deputy General Counsel at Fresenius Medical Care North America from 2000 to 2005. Mr. Martin was a Partner at the law firm Foley & Lardner LLP from 1998 to 2000 and served eight years as Assistant U.S. Attorney for the Northern District of Illinois.
Jeanne K. Mason, Ph.D., age 65, is Senior Vice President, Human Resources. Ms. Mason joined Baxter in 2006 from GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions. Ms. Mason began her career with General Electric (GE) in 1988 after serving with the U.S. General Accounting Office in Washington, D.C. Her GE experience included leadership roles in Europe for GE Information Services and GE Capital Real Estate. She is a member of the Board of Directors of Family Service of Lake County and is a member of the Executive Advisory Council for the Chicago Chapter of National Association of African Americans in Human Resources.
James K. Saccaro, age 48, is Executive Vice President and Chief Financial Officer. Mr. Saccaro was Senior Vice President and Chief Financial Officer at Hill-Rom Corporation prior to rejoining Baxter in 2014. He originally joined the company in 2002 as Manager of Strategy for the company’s BioScience business, and over the years assumed positions of increasing responsibility, including Vice President of Financial Planning, Vice President of Finance for the company’s operations in Europe, the Middle East and Africa and Corporate Vice President and Treasurer. He previously held strategy and business development positions at Clear Channel Communications and the Walt Disney Company.
All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities

The following table includes information about our common stock repurchases during the three-month period ended December 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
October 1, 2020 through October 31, 2020	—	$—	—
November 1, 2020 through November 30, 2020	—	$—	—
December 1, 2020 through December 31, 2020	6,343,100	$78.85	6,343,100
Total	6,343,100	$78.85	6,343,100	$1,897,272,535
(1)On July 25, 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the fourth quarter of 2020, we repurchased approximately 6.3 million shares for $500 million in cash pursuant to this authority through a Rule 10b5-1 purchase plan. The remaining authorization under this program totaled approximately $1.9 billion at December 31, 2020. This program does not have an expiration date.

Market Information and Holders of our Common Stock
Our common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “BAX”. As of January 29, 2021, there were 22,017 holders of record of our common stock.
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

						Unaudited
as of or for the years ended December 31		2020	2019¹	2018	2017	2016²
Operating Results	Net sales	$11,673	11,362	11,099	10,584	10,133
(in millions)	Income from continuing operations	$1,110	1,011	1,552	609	4,936
	Loss from discontinued operations, net of tax	$—	—	(6)	(7)	(1)
	Net income attributable to Baxter stockholders	$1,102	1,001	1,546	602	4,935
	Earnings per share from continuing operations
	Basic	$2.17	1.97	2.91	1.12	9.04
	Diluted	$2.13	1.93	2.84	1.10	8.96
	Loss per share from discontinued operations
	Basic	$—	—	(0.01)	(0.01)	—
	Diluted	$—	—	(0.01)	(0.02)	—
	Earnings per share
	Basic	$2.17	1.97	2.90	1.11	9.04
	Diluted	$2.13	1.93	2.83	1.08	8.96
	Weighted-average number of shares outstanding
	Basic	509	509	534	543	546
	Diluted	517	519	546	555	551
Balance Sheet Information	Total assets	$20,019	18,193	15,720	17,102	15,459
(in millions)	Total liabilities	$11,293	10,281	7,854	7,993	7,238
	Total equity	$8,726	7,912	7,866	9,109	8,221
	Long-term debt and finance lease obligations	$5,786	4,809	3,481	3,512	2,774
Cash Flow Information	Cash flows from operations - continuing operations	$1,870	2,110	2,017	1,730	1,588
(in millions)	Cash flows from investing activities - continuing operations	$(1,179)	(1,100)	(916)	(1,292)	(716)
	Cash flows from financing activities	$(345)	498	(2,603)	93	(324)
	Capital expenditures - continuing operations	$(709)	(696)	(659)	(616)	(705)
Common Stock Information	Cash dividends declared per share	$0.955	$0.850	$0.730	$0.610	$0.505
_______________________________________________________________

1.Income from continuing operations for the year ended December 31, 2019 included a pre-tax charge of $755 million ($568 million, or $1.09 per diluted share, on an after-tax basis) related to the annuitization of a portion of our U.S. pension plan.
2.Income from continuing operations for the year ended December 31, 2016 included pre-tax net realized gains of $4.4 billion ($4.4 billion, or $8.07 per diluted share, on an after-tax basis) related to the disposition of our formerly retained shares in Baxalta (Baxalta Retained Shares).

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
For financial information about our segments, see Note 16 in Item 8 of this Annual Report on Form 10-K.
Recent Business Combinations and Asset Acquisitions
Seprafilm Adhesion Barrier
In February 2020, we completed the acquisition of the product rights to Seprafilm Adhesion Barrier (Seprafilm) from Sanofi for approximately $342 million in cash. Seprafilm is indicated for use in patients undergoing abdominal or pelvic laparotomy as an adjunct intended to reduce the incidence, extent and severity of postoperative adhesions between the abdominal wall and the underlying viscera such as omentum, small bowel, bladder, and stomach, and between the uterus and surrounding structures such as tubes and ovaries, large bowel, and bladder. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of Seprafilm.
Cheetah Medical
In October 2019, we acquired 100 percent of Cheetah Medical, Inc. (Cheetah) for total cash consideration of $188 million, net of cash acquired, with the potential for additional cash consideration, up to $40 million, based on clinical and commercial milestones for which the acquisition date fair value was $18 million. Cheetah is a leading provider of hemodynamic monitoring technologies. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of Cheetah.
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
Transderm Scop
In February 2021, we agreed to acquire the rights to Transderm Scop from subsidiaries of GlaxoSmithKline for an upfront purchase price of $55 million plus the cost of acquired inventory and the potential for additional cash consideration of $30 million based upon a successful technology transfer by a specified date. We currently sell this product under a distribution license to the U.S. institutional market. Transderm Scop is indicated for post-operative nausea and vomiting in the U.S. and motion sickness in European markets. We expect the transaction to close late in the first quarter or early in the second quarter of 2021, subject to the satisfaction of closing conditions.
Caelyx and Doxil
In December 2020, we agreed to acquire the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S for $325 million. We previously acquired the U.S. rights to this product in 2019. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer. We expect the transaction to close late in the first quarter or early in the second quarter of 2021, subject to the satisfaction of regulatory approvals and other closing conditions.

Financial Results
Our global net sales totaled $11.7 billion in 2020, an increase of 3% over 2019 on both a reported and constant currency basis. International sales totaled $6.8 billion in 2020, an increase of 4% compared to 2019 on a reported basis and 5% on a constant currency basis. Sales in the United States totaled $4.9 billion in 2020, an increase of 1% compared to 2019. Refer to the Net Sales discussion in the Results of Operations section below for more information related to changes in net sales on a constant currency basis.
Our income from continuing operations totaled $1.1 billion, or $2.13 per diluted share, in 2020. Income from continuing operations in 2020 included special items which resulted in a net decrease to income from continuing operations of $495 million, or $0.96 per diluted share. Our special items are discussed in the Results of Operations section below.
Our financial results included R&D expenses totaling $521 million in 2020, which reflects our focus on balancing investments to support our new product pipeline with efforts to optimize overall R&D spending.
Our financial position remains strong, with operating cash flows from continuing operations totaling $1.9 billion in 2020. We have continued to execute on our disciplined capital allocation framework, which is designed to optimize stockholder value creation through reinvestment in our businesses, dividends and share repurchases, as well as acquisitions and other business development initiatives as discussed in the Strategic Objectives section below.
Capital expenditures totaled $709 million in 2020 as we continue to invest across our businesses to support future growth, including additional investments in support of new and existing product capacity expansions. Our investments in capital expenditures in 2020 were focused on projects that improve production efficiency and enhance manufacturing capabilities to support our strategy of geographic expansion with select investments in growing markets.
We also continued to return value to our stockholders in the form of dividends. During 2020, we paid cash dividends to our stockholders totaling $473 million. Additionally, in 2020 we repurchased 6.3 million shares through cash repurchases pursuant to a Rule 10b5-1 repurchase plan. For information on our share repurchase plans, see Note 8 in Item 8 of this Annual Report on Form 10-K.
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
As part of this strategy, we are shifting our investments to drive innovation in product areas where we have compelling opportunities to serve patients and healthcare professionals while advancing our business and we are accelerating the pace in which we bring these advances to market. We are in the midst of launching several new products, geographic expansions and line extensions by 2023 including in such areas as chronic and acute renal care, smart pump technology, hospital pharmaceuticals and nutritionals, surgical sealants, and more. These comprise a mix of entirely new offerings, improvements on existing technologies, and the expansion of current products into new geographies.
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
Throughout 2020, we continued to implement a range of water conservation strategies and facility-based energy saving initiatives. In the area of product stewardship and life cycle management, we are pursuing efforts such as sustainable design and reduced packaging. We are also responding to the challenges of climate change through innovative greenhouse gas emissions-reduction programs, such as shifting to less carbon-intensive energy sources in manufacturing and transport. Additionally, we monitor our progress against long-term goals to drive continued environmental stewardship while creating healthier, more sustainable communities where our employees work and live.
Risk Factors
Our ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on our ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Special Items
The following table provides a summary of our special items and the related impact by line item on our results of continuing operations for 2020, 2019 and 2018.

years ended December 31 (in millions)	2020	2019	2018
Gross Margin
Intangible asset amortization expense	$(222)	$(183)	$(169)
Intangible asset impairment[1]	(17)	(31)	—
Business optimization items[2]	(53)	(69)	(49)
Product-related items[3]	(29)	—	6
Acquisition and integration expenses[4]	(11)	(30)	(27)
Litigation[5]	—	—	(8)
Hurricane Maria insurance recoveries[6]	—	—	32
European medical devices regulation[7]	(33)	(25)	(6)
Investigation and related costs[8]	(3)	—	—
Total Special Items	$(368)	$(338)	$(221)
Impact on Gross Margin Ratio	(3.1 pts)	(3.0 pts)	(2.0 pts)
Selling, General and Administrative (SG&A) Expenses
Business optimization items[2]	$78	$70	$145
Acquisition and integration expenses[4]	9	20	23
Litigation[5]	—	—	2
Investigation and related costs[8]	19	8	—
Total Special Items	$106	$98	$170
Impact on SG&A Expense Ratio	1.0 pts	0.9 pts	1.5 pts
R&D Expenses
Business optimization items[2]	$3	$45	$26
Acquisition and integration expenses[4]	22	8	7
European medical devices regulation[7]	—	—	3
Investigation and related costs[8]	1	—	—
Total Special Items	$26	$53	$36
Impact on R&D Expense Ratio	0.3 pts	0.4 pts	0.3 pts
Other Operating Income, net
Business optimization items[2]	$(17)	$—	$—
Acquisition and integration expenses[4]	(2)	(4)	—
Hurricane Maria insurance recoveries[6]	—	(100)	(10)
Claris Settlement⁹	—	—	(80)
Insurance recoveries from a legacy product-related matter[10]	—	(37)	—
Total Special Items	$(19)	$(141)	$(90)
Other (Income) Expense, Net
Acquisition and integration activities[4]	$—	$—	$(24)
Pension settlements[11]	43	755	—
Loss on debt extinguishment[12]	110	—	—
Total Special Items	$153	$755	$(24)
Income Tax Expense
Tax effects of special items and impact of U.S. Tax Reform[13]	$(139)	$(387)	$(277)
Total Special Items	$(139)	$(387)	$(277)
Impact on Effective Tax Rate	(2.6 pts)	(20.9) pts	(13.7) pts

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

1In 2020 and 2019, our results included charges of $17 million and $31 million, respectively, for asset impairments related to developed-technology intangible assets. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for further information regarding these asset impairments.

2In 2020, 2019 and 2018, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and canceling certain R&D programs. Our results in 2020, 2019 and 2018 included business optimization charges of $134 million, $184 million and $220 million, respectively. Additionally, we recognized a gain of $17 million in 2020 for property we sold in conjunction with our business optimization initiatives. Refer to Note 10 in Item 8 of this Annual Report on Form 10-K for further information regarding these charges and related liabilities.

3Our results in 2020 included a charge of $29 million related to Sigma Spectrum infusion pump inspection and remediation activities. Our results in 2018 included a net benefit of $6 million related to an adjustment to our accrual for Sigma Spectrum infusion pump inspection and remediation activities.
4Our results in 2020 included $40 million of acquisition and integration expenses related to the acquisitions of Cheetah and Seprafilm and in-process R&D assets, partially offset by a benefit related to the change in the estimated fair value of contingent consideration liabilities. Our results in 2019 included $54 million of acquisition and integration expenses. This included integration expenses relate to our acquisitions of Claris Injectables Limited (Claris) and the Recothrom and Preveleak products in prior periods, as well as the 2019 acquisitions of Cheetah and in-process R&D assets, partially offset by a benefit related to the change in the estimated fair value of contingent consideration liabilities. Our results in 2018 included $33 million of acquisition and integration costs related to our acquisitions of Claris and the Recothrom and Preveleak products, upfront payments related to R&D collaborations and license agreements, and a gain from remeasuring our previously held investment to fair value upon acquisition of a controlling interest in our joint venture in Saudi Arabia. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for further information regarding business development activities.
5Our results in 2018 included charges of $10 million related to certain product litigation.
6Our results in 2019 and 2018 included benefits of $100 million and $42 million, respectively, related to insurance recoveries as a result of losses incurred due to Hurricane Maria. Refer to Note 7 in Item 8 of this Annual Report on Form 10-K for further information.
7Our results in 2020, 2019 and 2018 included costs of $33 million, $25 million and $9 million, respectively, related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that are scheduled to become effective in 2021.
8Our results in 2020 and 2019 included charges of $23 million and $8 million, respectively, for investigation and related costs. This included $15 million in 2020 and $8 million in 2019 related to our investigation of foreign exchange gains and losses associated with certain intra-company transactions and related legal matters. Additionally, we recorded incremental stock compensation expense of $8 million in 2020 as we extended the term of certain stock options that were scheduled to expire in the first quarter of 2020. Refer to Notes 7 and 8 in Item 8 of this Annual Report on Form 10-K for further information regarding the investigation and stock compensation expense.

9Our results in 2018 included a benefit of $80 million for the settlement of certain claims related to the acquired operations of Claris. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for further information.
10Our results in 2019 included a benefit of $37 million for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter. Refer to Note 7 in Item 8 of this Annual Report on Form 10-K for further information.
11Our results in 2020 included a charge of $43 million related to lump-sum settlement distributions made to certain former U.S. employees with vested pension benefits. Our results in 2019 included a charge of $755 million related to the annuitization of a portion of our U.S. pension plan. Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for further information regarding the lump-sum settlements and the pension annuitization.
12Our results in 2020 included a loss of $110 million on the November 2020 early extinguishment of $750 million of 3.75% senior notes that were issued in March 2020. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for further information.
13Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction. Additionally, our results in 2019 included a net tax benefit of $125 million related to income tax reform in Switzerland and India and an adjustment for U.S. federal tax reform. Our results in 2018 included a net tax benefit of $196 million related to updates to the estimated impact of U.S. federal tax reform previously made in 2017.
Net Sales

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2020	2019	2018	2020	2019	2020	2019
United States	$4,878	$4,826	$4,723	1%	2%	1%	2%
International	6,795	6,536	6,376	4%	3%	5%	7%
Total net sales	$11,673	$11,362	$11,099	3%	2%	3%	5%
Net sales for the year ended December 31, 2020 increased 3% at actual and constant currency rates. Net sales for the year ended December 31, 2019 increased 2% at actual rates and 5% at constant currency rates.
Foreign currency exchange rates had no net impact on 2020 net sales growth. Foreign currency exchange rates unfavorably impacted 2019 net sales growth by three percentage points principally due to the strengthening of the U.S Dollar relative to the Euro, Australian Dollar, British Pound, Chinese Yuan and Colombian Peso.
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
In 2020, the acquisition of Seprafilm contributed $94 million in revenue. In 2020 and 2019, the acquisition of Cheetah had an insignificant impact on reported revenues. The Recothrom and Preveleak products acquired in 2018 contributed $80 million and $52 million of revenues in 2019 and 2018, respectively.
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early

2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. For further discussion, refer to the Global Business Unit Net Sales Reporting section below and Item 1A of this Annual Report on Form 10-K.
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
•Other primarily includes sales of contract manufacturing services from our pharmaceutical partnering business.
The following is a summary of net sales by GBU.

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2020	2019	2018	2020	2019	2020	2019
Renal Care	$3,757	$3,639	$3,651	3%	—%	4%	3%
Medication Delivery	2,735	2,799	2,664	(2)%	5%	(2)%	7%
Pharmaceuticals	2,123	2,155	2,087	(1)%	3%	(1)%	6%
Clinical Nutrition	922	872	875	6%	—%	6%	3%
Advanced Surgery	888	877	798	1%	10%	1%	12%
Acute Therapies	740	535	515	38%	4%	39%	7%
Other	508	485	509	5%	(5)%	4%	(2)%
Total Baxter	$11,673	$11,362	$11,099	3%	2%	3%	5%
Renal Care net sales increased 3% in 2020 and were flat in 2019. The increase in 2020 was driven by global patient growth in PD, partially offset by a 1% negative impact from foreign exchange rate changes, as compared to the prior-year period. Global patient growth in PD in 2019 was offset by lower U.S. in-center HD sales and a 3% negative impact from foreign exchange rate changes, as compared to the prior-year period.
Medication Delivery net sales decreased 2% in 2020 and increased 5% in 2019. The decrease in 2020 was primarily driven by lower demand for our infusion systems and related IV administration sets and solutions due to lower hospital admission rates and a reduction in elective surgeries resulting from the COVID-19 pandemic, including the impact from shelter in place initiatives as well as patient safety concerns related to potential COVID-19 infection risk. The increase in 2019 was attributable to increased sales of our Spectrum IQ Infusion System in the U.S. and EVO IQ Infusion System internationally and related IV access administration sets. Changes in foreign exchange rates had a negative impact on Medication Delivery net sales of 2% in 2019, compared to the prior-year period.
Pharmaceuticals net sales decreased 1% in 2020 and increased 3% in 2019. The decrease in 2020 was driven by lower demand for inhaled anesthesia products resulting from the COVID-19 pandemic and new competitive entrants for TransDerm Scop. Those impacts were partially offset by increased demand for our international pharmacy compounding services along with certain generic injectables and a nonrecurring purchase from the U.S.

government. The increase in 2019 was due to growth in international pharmacy compounding sales and increased sales of our generic injectables. Partially offsetting those increases were reduced sales of inhaled anesthetics as well as BREVIBLOC and U.S. cylophosphamide due to increased generic competition. Changes in foreign exchange rates had a negative impact on Pharmaceuticals net sales of 3% in 2019, compared to the prior-year period.
Clinical Nutrition net sales increased 6% in 2020 and were flat in 2019. The increase in 2020 was driven by increased demand for our PN therapies and related products, recent product launches and competitor shortages of amino acids. A positive impact on net sales in 2019 from the launch of new products was offset by a 3% negative impact from foreign exchange rate changes, as compared to the prior-year period.
Advanced Surgery net sales increased 1% and 10% in 2020 and 2019, respectively. The increase in 2020 was driven by the acquisition of Seprafilm, which contributed $94 million in net sales during 2020, and a benefit from increased demand for our hemostats and sealants early in the year due, in part, to competitive supply disruptions. Partially offsetting the increase was the impact of the COVID-19 pandemic as many elective surgeries were postponed. The increase in 2019 was primarily driven by higher sales as a result of a temporary supply disruption of a competitor, partially offset by a 2% negative impact from foreign exchange rate changes, as compared to the prior-year period.
Acute Therapies net sales increased 38% and 4% in 2020 and 2019, respectively. The increase in 2020 was driven by increased global demand for our CRRT systems to treat acute kidney injuries during the COVID-19 pandemic, partially offset by a 1% negative impact from foreign exchange rate changes, as compared to the prior-year period. The increase in 2019 was due to higher global demand for our CRRT systems to treat acute kidney injuries, including the launch of PrisMax in several countries across the Americas, Europe and Asia. Partially offsetting the increase in 2019 was a 3% negative impact from foreign exchange rate changes, as compared to the prior-year period.
Other net sales increased 5% in 2020 and decreased 5% in 2019. The increase in 2020 was driven by increased demand for our contract manufacturing services and a 1% positive impact from foreign exchange rate changes, as compared to the prior-year period. The decrease in 2019 was due to strong sales performance in 2018 and a 3% negative impact from foreign exchange rate changes, as compared to the prior-year period.
Gross Margin and Expense Ratios

							2020		2019
years ended December 31	2020	% of net sales	2019	% of net sales	2018	% of net sales	$ change	% change	$ change	% change
Gross margin	$4,587	39.3%	$4,761	41.9%	$4,759	42.9%	$(174)	(3.7)%	$2	—%
SG&A	$2,469	21.2%	$2,535	22.3%	$2,620	23.6%	$(66)	(2.6)%	$(85)	(3.2)%
R&D	$521	4.5%	$595	5.2%	$654	5.9%	$(74)	(12.4)%	$(59)	(9.0)%
Gross Margin
The gross margin ratio was 39.3%, 41.9% and 42.9% in 2020, 2019 and 2018, respectively. The special items identified above had an unfavorable impact of 3.1, 3.0 and 2.0 percentage points on the gross margin ratio in 2020, 2019 and 2018, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased 2.5 percentage points in 2020 compared to 2019 due to an unfavorable product mix, additional compensation costs, primarily for our manufacturing employees, reduced manufacturing efficiencies and incremental logistics costs, all resulting from the COVID-19 pandemic.
Excluding the impact of the special items, the gross margin ratio was unchanged in 2019 compared to 2018. The gross margin ratio was impacted by an unfavorable product mix as well as inventory write-downs and incremental costs relating to improvements at a dialyzer facility in the U.S. that experienced manufacturing issues during the second quarter of 2019, offset by manufacturing efficiencies.

SG&A
The SG&A expenses ratio was 21.2%, 22.3% and 23.6% in 2020, 2019 and 2018, respectively. The special items identified above had an unfavorable impact of 1.0, 0.9 and 1.5 percentage points on the SG&A expenses ratio in 2020, 2019 and 2018, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio decreased 1.2 percentage points in 2020 primarily due to lower bonus accruals under our annual employee incentive compensation plans, actions we took to restructure our cost position and focus on expense management and reduced travel and related expenses due to the COVID-19 pandemic.
Excluding the impact of the special items, the SG&A expenses ratio decreased 0.7 percentage points in 2019 primarily due to actions we took to restructure our cost position and focus on expense management.
R&D
The R&D expenses ratio was 4.5%, 5.2% and 5.9% in 2020, 2019 and 2018, respectively. The special items identified above had an unfavorable impact of 0.3, 0.4 and 0.3 percentage points on the R&D expenses ratio in 2020, 2019 and 2018, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio decreased 0.6 percentage points in 2020 as a result of reduced project-related expenditures compared to the prior year and actions we took to restructure our cost position and focus on expense management.
Excluding the impact of the special items, the R&D expenses ratio decreased 0.8 percentage points in 2019 as a result of reduced project-related expenditures compared to the prior year and actions we took to restructure our cost position and focus on expense management.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance our operational efficiency. These efforts have included restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through December 31, 2020, we have incurred cumulative pre-tax costs of $1.1 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $14 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pretax savings of more than $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 95 percent of the expected annual pre-tax savings has been realized through December 31, 2020, with the remainder expected to be realized by the end of 2023. Refer to Note 10 in Item 8 of this Annual Report on Form 10-K for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $19 million, $141 million and $99 million in 2020, 2019 and 2018, respectively. In 2020, we recognized a $17 million gain on the sale of property in conjunction with our business optimization initiatives. In 2020 and 2019, we recognized benefits of $2 million and $4 million, respectively, related to the change in the estimated fair value of contingent consideration liabilities. In 2019 and 2018, we recognized $100 million and $10 million, respectively, of insurance recoveries related to losses incurred due to Hurricane Maria within Other operating income, net. In 2019, we also recognized a benefit of $37 million when our share of the proceeds under a cost-sharing agreement became realizable following the resolution of a dispute with an insurer related to a legacy product-related matter. In 2018, we settled certain claims with the seller related to the acquired operations of Claris, which resulted in a benefit of $80 million. Additionally, included in other operating income in 2018 was $9 million of transition service income earned in connection with our separation of Baxalta in 2015. The agreement for these services terminated as of July 1, 2018.

Interest Expense, Net
Interest expense, net was $134 million, $71 million and $45 million in 2020, 2019 and 2018, respectively. The increase in 2020 was primarily driven by higher average debt outstanding as a result of the March 2020 issuance of $750 million of 3.75% senior notes due October 2025 and $500 million of 3.95% senior notes due April 2030, and the May 2019 issuance of €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029. The 3.75% senior notes due October 2025 were repaid in November 2020 with the proceeds from the issuance of $650 million of 1.73% senior notes due April 2031 and cash on hand. The increase in 2019 was primarily driven by higher average debt outstanding as a result of the issuance of €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for a summary of the components of interest expense, net for 2020, 2019 and 2018.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $190 million in 2020, expense of $731 million in 2019 and income of $78 million in 2018. The net expense in 2020 was primarily driven by a $110 million loss on the early extinguishment of debt related to our November 2020 redemption of $750 million of senior notes that were issued in March 2020, foreign exchange net losses of $49 million and $46 million of pension settlement charges, which included a $43 million charge related to lump-sum settlement distributions made to certain former U.S. employees with vested pension benefits. These expenses in 2020 were partially offset by net unrealized gains of $13 million related to marketable equity securities. The net expense in 2019 was primarily driven by a $755 million pension settlement charge related to the transfer of U.S. pension plan liabilities to an insurance company and $37 million of foreign exchange net losses, partially offset by $53 million of pension and OPEB plan net benefits. The income in 2018 was primarily driven by $49 million of pension and OPEB plan net benefits, a $24 million gain from remeasuring our previously held investment to fair value upon acquisition of a controlling interest in our joint venture in Saudi Arabia and foreign exchange net gains of $14 million.
We expect expenses from pension and OPEB plans to increase in 2021 primarily due to lower discount rates and a lower expected return on assets. Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for further information regarding pension and OPEB plan expenses.
Income Taxes
The effective income tax rate for continuing operations was 14.1% in 2020, (4.2)% in 2019, and 4.0% in 2018. The special items identified above had a favorable impact of 2.6, 20.9 and 13.7 percentage points on the effective income tax rate in 2020, 2019 and 2018, respectively. Refer to the Special Items section above for additional detail. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the twelve months ended December 31, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to favorable geographic earnings mix and excess tax benefits on stock compensation awards.
For the twelve months ended December 31, 2019, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily due to special items, the most significant of which was the impact of recently enacted tax reform in Switzerland and India. We recognized a deferred tax benefit of $90 million to reflect a tax basis step-up, net of a valuation allowance, partially offset by a $5 million deferred tax revaluation to reflect an increase in the statutory tax rate, under the newly enacted Swiss tax laws. We also recognized a net deferred tax benefit of $24 million associated with deferred tax revaluation in India to reflect a decrease in the statutory tax rate.
In addition to the Swiss and Indian tax reform impacts, our effective rate in 2019 was different from the U.S. federal statutory rate due to the recognition of tax benefits associated with a favorable tax ruling, a benefit related to a notional interest deduction on the share capital of a foreign subsidiary, and excess tax benefits on stock compensation awards.

For the twelve months ended December 31, 2018, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily due to special items, the most significant of which was our finalization of our provisional adjustments resulting from the 2017 Tax Act. SEC Staff Accounting Bulletin 118 (SAB 118) allowed a one-year measurement period from the December 22, 2017 Tax Act enactment date to refine the provisional amounts recognized in the 2017 financial statements.

We recorded several SAB 118 measurement period provisional adjustments in 2018. First, after further studying the 2017 Tax Act and related U.S. Treasury Regulations, we refined our provisional estimate of a full valuation allowance against our U.S. foreign tax credit deferred tax assets and released a $194 million valuation allowance due to our ability to utilize a portion of our U.S. foreign tax credit deferred tax assets. Second, the 2017 Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. During 2018, we refined our estimated one-time transition tax expense, recognizing a benefit of $5 million. Third, the 2017 Tax Act lowered the U.S. federal rate from 35% to 21% and generally exempts foreign income from U.S. taxation. We finalized our provisional revaluation of U.S. deferred tax assets, recording an additional $8 million benefit. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for further information related to the 2017 Tax Act and the finalization of associated SAB 118 provisional adjustments. Additionally, our effective rate in 2018 was different from the U.S. federal statutory rate due to excess tax benefits on stock compensation.
Our tax provisions for 2020, 2019 and 2018 do not include any tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI.
We anticipate that our effective income tax rate from continuing operations, calculated in accordance with U.S. GAAP, will be approximately 18% in 2021.  This rate may be further impacted by a number of factors including discrete items, such as tax windfalls or deficiencies attributable to stock compensation awards, additional audit developments, or the tax effects of any future special items.
Income from Continuing Operations and Earnings per Diluted Share
Income from continuing operations was $1.1 billion in 2020, $1.0 billion in 2019 and $1.6 billion in 2018. Diluted earnings per share from continuing operations was $2.13 in 2020, $1.93 in 2019 and $2.84 in 2018. The significant factors and events causing the net changes from 2019 to 2020 and 2018 to 2019 are discussed above. Additionally, earnings per share from continuing operations was positively impacted by the repurchase of 35.8 million shares in 2018 through Rule 10b5-1 purchase plans, an accelerated share repurchase plan and otherwise and the repurchase of 16.5 million shares in 2019 through Rule 10b5-1 purchase plans, an accelerated share repurchase plan and otherwise. Refer to Note 8 in Item 8 of this Annual Report on Form 10-K for further information regarding our stock repurchases.
Loss from Discontinued Operations
Loss from discontinued operations, net of tax was $6 million in 2018 and related to Baxalta.
Segment results
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. Refer to Note 16 in Item 8 of this Annual Report on Form 10-K for additional details regarding our segments. The following is a summary of significant factors impacting our reportable segments’ financial results.

	Net sales			Operating income
years ended December 31 (in millions)	2020	2019	2018	2020	2019	2018
Americas	$6,069	$6,094	$5,951	$2,235	$2,374	$2,411
EMEA	3,129	2,968	2,946	677	652	666
APAC	2,475	2,300	2,202	591	549	532
Corporate and other	—	—	—	(1,887)	(1,803)	(2,025)
Total	$11,673	$11,362	$11,099	$1,616	$1,772	$1,584
Americas
Segment operating income was $2.2 billion, $2.4 billion and $2.4 billion in 2020, 2019 and 2018, respectively. The decrease in 2020 was primarily driven by decreased sales and gross margin in multiple GBUs, particularly Medication Delivery, Pharmaceuticals and Advanced Surgery, and lower gross profit as a result of an unfavorable product mix and incremental logistics costs due primarily to the impact of the COVID-19 pandemic. The decreases were partially offset by favorable performance in Acute Therapies and Clinical Nutrition as well as the acquisition of Seprafilm. The decrease in 2019 was primarily driven by lower sales and gross margin in Pharmaceuticals and lower U.S. in-center HD sales, partially offset by favorable performance in Medication Delivery and Advanced Surgery, primarily due to a temporary supply disruption of a competitor. Additionally, results in 2019 were adversely impacted by unfavorable foreign exchange rates.
EMEA
Segment operating income was $677 million, $652 million and $666 million in 2020, 2019 and 2018, respectively. The increase in 2020 was primarily driven by increased sales and gross margin in Acute Therapies, Clinical Nutrition, Pharmaceuticals and Renal Care, partially offset by decreased sales in Advanced Surgery. The decrease in 2019 was primarily driven by unfavorable foreign exchange rates, partially offset by increased local currency sales and gross margin in Renal Care and Pharmaceuticals.
APAC
Segment operating income was $591 million, $549 million and $532 million in 2020, 2019 and 2018, respectively. The increase in 2020 was primarily driven by increased sales and gross margin in multiple GBUs, particularly Renal Care, Acute Therapies and Pharmaceuticals. The acquisition of Seprafilm also positively contributed to results in 2020. Results in 2019 were driven by higher sales and gross margin, primarily from China and Australia, in Renal Care and Pharmaceuticals.
Corporate and other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include certain foreign currency hedging activities, corporate headquarters costs, certain R&D costs, certain GBU support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in 2020 was higher than 2019 due to insurance recoveries received in 2019 from a legacy product-related matter and Hurricane Maria, as well as the Sigma Spectrum infusion pump inspection and remediation charge in 2020 and higher investigation and related costs and intangible asset amortization in 2020. Partially offsetting the increase in 2020 was lower business optimization charges, lower intangible asset impairment charges, lower bonus accruals under our annual employee incentive compensation plans and reduced travel and related expenses. The operating loss in 2019 decreased due to higher Hurricane Maria insurance recoveries in 2019, a benefit for our allocation of insurance proceeds received pursuant to a settlement and cost-sharing arrangement for a legacy product-related matter in 2019, lower SG&A and R&D expenses in 2019 and lower business optimization charges in 2019, partially offset by an impairment of a developed-technology intangible asset in 2019 and the benefit from the Claris settlement in 2018.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operations — Continuing Operations
In 2020, 2019 and 2018, cash provided by operating activities was $1.9 billion, $2.1 billion and $2.0 billion, respectively.  Operating cash flows decreased in 2020 primarily due to payments of $173 million to settle interest rate derivative contracts in 2020, an increase in inventory levels in 2020 and insurance recoveries received in 2019 from a legacy product-related matter and Hurricane Maria, partially offset by the timing of vendor payments and lower restructuring and employee incentive compensation payments in 2020. Operating cash flows increased in 2019 primarily due to an increase in our operating income, which included the insurance recoveries related to Hurricane Maria and a legacy product-related matter.
Cash Flows from Investing Activities
In 2020, cash used for investing activities included payments for acquisitions of $494 million, primarily related to Seprafilm and multiple product acquisitions, and capital expenditures of $709 million. In 2019, cash used for investing activities included payments for acquisitions of $418 million, primarily related to Cheetah and multiple product acquisitions, and capital expenditures of $696 million. In 2018, cash used in investing activities included payments for acquisitions of $268 million, primarily related to Recothrom and Preveleak and multiple product acquisitions, and capital expenditures of $659 million.
We expect that our capital expenditures will increase in 2021 as we make investments in our manufacturing capacity in response to proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products.
In February 2021, we agreed to acquire the rights to Transderm Scop from subsidiaries of GlaxoSmithKline for an upfront purchase price of $55 million plus the cost of acquired inventory and the potential for additional cash consideration of $30 million based upon a successful technology transfer by a specified date. We expect the transaction to close late in the first quarter or early in the second quarter of 2021, subject to the satisfaction of closing conditions.
In December 2020, we agreed to acquire the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S for $325 million. We expect the transaction to close late in the first quarter or early in the second quarter of 2021, subject to the satisfaction of regulatory approvals and other closing conditions.
Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for further information about our significant acquisitions and other arrangements.
Cash Flows from Financing Activities
In 2020, cash generated from financing activities included $1.2 billion of net proceeds from the March 2020 issuance of $750 million of senior notes due in 2025 and $500 million of senior notes due in 2030. In November 2020, we issued $650 million of senior notes due in 2031 and used the proceeds, along with cash on hand, to redeem the $750 million senior notes due in 2025 that were issued in March 2020 for $854 million, which included a $104 million make-whole premium. We have used the net proceeds from the senior notes issuances and redemptions for general corporate purposes, including to strengthen our balance sheet as a precautionary measure in light of the COVID-19 pandemic. In 2020, we also repaid $322 million of variable rate notes that matured and the borrowings under our Euro-denominated credit facility of €200 million ($225 million). Financing activities in 2020 also included payments for stock repurchases of $500 million, dividend payments of $473 million and receipts from stock issued under employee benefit plans of $202 million.
In 2019, cash generated from financing activities included $1.7 billion in net proceeds from the issuance of €750 million of senior notes due in 2024 and €750 million of senior notes due in 2029, €200 million ($222 million) of borrowings under our Euro-denominated credit facility and stock issued under employee benefit plans of $356 million, partially offset by payments for stock repurchases of $1.3 billion and dividend payments of $423 million. In 2018, cash used for financing activities included payments for stock repurchases of $2.5 billion and dividend payments of $376 million, partially offset by the proceeds from stock issued under employee benefit plans of $258 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We paid $500 million in cash to repurchase approximately 6.3 million shares under this authority pursuant to a Rule 10b5-1 plan in 2020 and had $1.9 billion remaining available under this authorization as of December 31, 2020.
In December 2018, we entered into a $300 million accelerated share repurchase agreement (ASR Agreement) with an investment bank. We funded the ASR Agreement with available cash. Under the ASR Agreement, we received 3.6 million shares upon execution. Based on the volume-weighted average price of our common stock during the term of the ASR Agreement, we received an additional 0.6 million shares from the investment bank at settlement in May 2019.

Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of December 31, 2020, our U.S. dollar-denominated revolving credit facility had capacity of $2.0 billion. As of December 31, 2020, our Euro-denominated revolving credit facility had a capacity of approximately €200 million. Each of the facilities matures in 2024. There were no amounts outstanding under our credit facilities as of December 31, 2020. There was no amount outstanding under our U.S. dollar-denominated credit facility as of December 31, 2019 and €200 million ($224 million) was outstanding at a 0.91% interest rate under our Euro-denominated credit facility as of December 31, 2019. As of December 31, 2020, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment.
We also maintain other credit arrangements, as described in Note 5 in Item 8 of this Annual Report on Form 10-K.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand and future cash flows from operations or by issuing additional debt. We had $3.7 billion of cash and cash equivalents as of December 31, 2020, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of December 31, 2020, we had approximately $6.2 billion of long-term debt and finance lease obligations, including current maturities. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.
Our credit ratings at December 31, 2020 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	A-	A-	Baa1
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable
LIBOR Reform

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis was not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). In 2020, it was announced that certain U.S. dollar LIBOR tenors would not cease until 2023. Currently, our credit facilities reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. Our credit facilities include a provision specifying that we and the lenders will negotiate in good faith for the determination of a successor LIBOR rate.

Contractual Obligations
As of December 31, 2020, we had contractual obligations, excluding accounts payable and accrued liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt and finance lease obligations, including current maturities	6,233	406	212	1,664	3,951
Interest on short- and long-term debt and finance lease obligations [1]	1,627	142	267	251	967
Operating leases	673	121	186	126	240
Other non-current liabilities[2]	408	—	84	48	276
Purchase obligations[3]	1,209	485	352	198	174
Contractual obligations[2]	$10,150	$1,154	$1,101	$2,287	$5,608

1.Interest payments on debt and finance lease obligations are calculated for future periods using interest rates in effect at the end of 2020. Certain of these projected interest payments may differ in the future based on foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2020. Refer to Note 5 and Note 6, respectively, in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments outstanding and finance lease obligations at December 31, 2020.
2.The primary components of other non-current liabilities in our consolidated balance sheet as of December 31, 2020 are pension and other postretirement benefits, deferred tax liabilities, long-term tax liabilities, and litigation and environmental reserves. We projected the timing of the related future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from our estimates.
We contributed $74 million, $69 million, and $51 million to our defined benefit pension plans in 2020, 2019, and 2018, respectively. The timing of funding in future periods is uncertain and is dependent on future movements in interest rates, investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes cash outflows related to our pension plans. The amount included within other non-current liabilities (and excluded from the table above) related to our pension plan liabilities was $1.0 billion as of December 31, 2020. In 2021, we have no obligation to fund our principal plans in the United States and we expect to make contributions of at least $45 million to our foreign pension plans. Additionally, we have excluded long-term tax liabilities, which include liabilities for unrecognized tax positions, and deferred tax liabilities from the table above because we are unable to estimate the timing of the related cash outflows. The amounts of long-term tax liabilities and deferred tax liabilities included within other non-current liabilities (and excluded from the table above) were $84 million and $143 million, respectively, as of December 31, 2020.
3.Includes our significant contractual unconditional purchase obligations. For cancellable agreements, any penalty due upon cancellation is included. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.
Off-Balance Sheet Arrangements
We periodically enter into off-balance sheet arrangements. Certain contingencies arise in the normal course of business and are not recorded in the consolidated balance sheets in accordance with U.S. GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, we may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of our significant off-balance sheet arrangements, refer to Note 14 in Item 8 of this Annual Report on Form 10-K for information regarding receivable transactions, and Note 2 and Note 7 in Item 8 of this Annual Report on Form 10-K regarding joint development and commercialization arrangements, indemnifications and legal contingencies.

FINANCIAL INSTRUMENT MARKET RISK
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs. Refer to Note 14 and Note 15 in Item 8 of this Annual Report on Form 10-K for further information regarding our financial instruments and hedging strategies.
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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of December 31, 2020 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of December 31, 2020, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $8 million with respect to those contracts would increase by $32 million, resulting in a net asset position. A similar analysis performed with respect to contracts outstanding as of December 31, 2019 indicated that, on a pre-tax basis, the net asset balance of $9 million would decrease by $18 million, resulting in a net liability position.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of December 31, 2020 by replacing the actual exchange rates as of December 31, 2020 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our operations in Argentina are reported using highly inflationary accounting effective July 1, 2018.  Changes in the value of the Argentine peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change.  As of December 31, 2020, our net monetary assets denominated in Argentine pesos are not significant.
Interest Rate Risk
We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt that we believe is appropriate at that time. To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. We also periodically use forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt. As of December 31, 2020, all of our outstanding debt obligations were at fixed interest rates and no interest rate derivative instruments were outstanding.

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
Revenue Recognition and Related Provisions and Allowances
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
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
Our key assumptions are listed in Note 11 in Item 8 of this Annual Report on Form 10-K. The most critical assumptions relate to the plans covering U.S. and Puerto Rico employees, because these plans are the most significant to our consolidated financial statements.

Discount Rate Assumption
Effective for the December 31, 2020 measurement date, we utilized discount rates of 2.73% and 2.33% to measure our benefit obligations for the U.S. and Puerto Rico pension plans and OPEB plan, respectively. We used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2020 to determine the discount rate assumption. All bonds were denominated in U.S. dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.
For plans in Canada, Japan, the United Kingdom and other European countries, we use a method essentially the same as that described for the U.S. and Puerto Rico plans. For our other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.
To understand the impact of changes in discount rates on pension and OPEB plan cost, we perform a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by approximately $25 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by approximately $30 million.
Return on Plan Assets Assumption
In measuring the net periodic cost for 2020, we used a long-term expected rate of return of 6.5% for the pension plans covering U.S. and Puerto Rico employees. This assumption will decrease to 5.5% in 2021. This assumption is not applicable to our OPEB plan because it is not funded.
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
Other Assumptions
For the U.S. and Puerto Rico plans, we used the Pri-2012 combined mortality table with improvements projected using the MP-2019 projection scale adjusted to a long-term improvement of 0.8% as of December 31, 2020. For all other pension plans, we utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. We periodically analyze and update our assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.
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
On December 22, 2017, the 2017 Tax Act was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities and reassessing the realizability of our deferred tax assets. In December 2017, the SEC staff issued SAB 118 which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We updated our accounting for the initial impact of the 2017 Tax Act in 2018 in accordance with the guidance in SAB 118. Refer to Note 12 within Item 8 of this Annual Report on Form 10-K for further information.
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
Acquired in-process R&D (IPR&D) is the value assigned to acquired technology or products under development which have not received regulatory approval and have no alternative future use. IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the R&D project is abandoned, the indefinite-lived intangible asset is charged to expense.
IPR&D acquired in transactions that are not business combinations is expensed immediately. For such transactions, payments made to third parties on or after regulatory approval are capitalized as intangible assets and amortized over the remaining useful life of the related asset.
Due to the inherent uncertainty associated with R&D projects, there is no assurance that actual results will not differ materially from the underlying assumptions used to prepare discounted cash flow analyses, nor that the R&D project will result in a successful commercial product.
Due to a change in the timing and amount of projected cash flows associated with $140 million of acquired in-process R&D intangible assets from a historical acquisition, we updated the estimated fair values of these assets in 2020. While no impairment has been recorded because the estimated fair values of those assets exceeded their carrying values, the estimated excess of fair value over carrying value of these assets declined in 2020 and are at risk of future impairment should the estimated timing or amount of projected cash flows further deteriorate.

CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of the Claris acquisition. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).¹ FDA has not yet re-inspected the facilities and management cannot speculate on when the Claris Warning Letter will be lifted. However, we are continuing to implement corrective and preventive actions to address FDA’s prior observations and other items we identified and management continues to pursue and implement other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S. As of December 31, 2020, we have secured alternative locations to produce a majority of the planned new products to be manufactured in Ahmedabad for distribution into the U.S.

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
This annual report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liabilities associated with the separation of our biopharmaceuticals business from our medical products businesses, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah and Seprafilm and the proposed acquisitions of Caelyx and Doxil and Transderm Scop), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the sufficiency of our facilities and financial flexibility, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•
demand for, market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict these pressures and the resulting impact on customer inventory levels and the impact of reduced hospital admission rates and elective surgery volumes), and the impact of those products on quality and patient safety concerns;

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

•
the impact of global economic conditions (including potential trade wars) and pandemics, epidemics or other public health crises, such as COVID-19, on us and our customers and suppliers, including foreign governments in countries in which we operate;

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

•	the outcome of pending or future litigation or government investigations, including the opioid litigation and litigation related to the internal investigation of foreign exchange gains and losses;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

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

Item 8.    Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)	2020	2019
Current assets:
Cash and cash equivalents	$3,730	$3,335
Accounts receivable, net of allowance of $125 in 2020 and $112 in 2019	2,077	1,896
Inventories	1,916	1,653
Prepaid expenses and other current assets	688	619
Total current assets	8,411	7,503
Property, plant and equipment, net	4,722	4,512
Goodwill	3,217	3,030
Other intangible assets, net	1,671	1,471
Operating lease right-of-use assets	603	608
Other non-current assets	1,395	1,069
Total assets	$20,019	$18,193
Current liabilities:
Short-term debt	$—	$226
Current maturities of long-term debt and finance lease obligations	406	315
Accounts payable and accrued liabilities	2,927	2,689
Total current liabilities	3,333	3,230
Long-term debt and finance lease obligations	5,786	4,809
Operating lease liabilities	501	510
Other non-current liabilities	1,673	1,732
Total liabilities	11,293	10,281
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2020 and 2019	683	683
Common stock in treasury, at cost, 178,580,208 shares in 2020 and 177,340,358 shares in 2019	(11,051)	(10,764)
Additional contributed capital	6,043	5,955
Retained earnings	16,328	15,718
Accumulated other comprehensive (loss) income	(3,314)	(3,710)
Total Baxter stockholders’ equity	8,689	7,882
Noncontrolling interests	37	30
Total equity	8,726	7,912
Total liabilities and equity	$20,019	$18,193
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2020	2019	2018
Net sales	$11,673	$11,362	$11,099
Cost of sales	7,086	6,601	6,340
Gross margin	4,587	4,761	4,759
Selling, general and administrative expenses	2,469	2,535	2,620
Research and development expenses	521	595	654
Other operating income, net	(19)	(141)	(99)
Operating income	1,616	1,772	1,584
Interest expense, net	134	71	45
Other (income) expense, net	190	731	(78)
Income from continuing operations before income taxes	1,292	970	1,617
Income tax expense (benefit)	182	(41)	65
Income from continuing operations	1,110	1,011	1,552
Loss from discontinued operations, net of tax	—	—	(6)
Net income	1,110	1,011	1,546
Less: Net income attributable to noncontrolling interests	8	10	—
Net income attributable to Baxter stockholders	$1,102	$1,001	$1,546
Earnings per share from continuing operations
Basic	$2.17	$1.97	$2.91
Diluted	$2.13	$1.93	$2.84
Loss per share from discontinued operations
Basic	$—	$—	$(0.01)
Diluted	$—	$—	$(0.01)
Earnings per share
Basic	$2.17	$1.97	$2.90
Diluted	$2.13	$1.93	$2.83
Weighted-average number of shares outstanding
Basic	509	509	534
Diluted	517	519	546
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2020	2019	2018
Net income	$1,110	$1,011	$1,546
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($51) in 2020, ($5) in 2019 and $(52) in 2018	367	(95)	(323)
Pension and other postretirement benefit plans, net of tax expense of $40 in 2020 $130 in 2019, and $10 in 2018	141	408	33
Hedging activities, net of tax expense (benefit) of ($34) in 2020, $(11) in 2019, and $3 in 2018	(112)	(39)	9
Total other comprehensive (loss) income, net of tax	396	274	(281)
Comprehensive income	1,506	1,285	1,265
Less: Comprehensive income attributable to noncontrolling interests	8	10	—
Comprehensive income attributable to Baxter stockholders	$1,498	$1,275	$1,265
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baxter International Inc. stockholders' equity
(in millions)	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2018	683	$683	142	$(7,981)	$5,940	$14,014	$(3,539)	$9,117	$(8)	$9,109
Adoption of new accounting standards	—	—	—	—	—	(22)	(3)	$(25)	—	$(25)
Net income	—	—	—	—	—	1,546	—	$1,546	—	$1,546
Other comprehensive income (loss)	—	—	—	—	—	—	(281)	(281)	—	(281)
Purchases of treasury stock	—	—	36	(2,415)	(60)	—	—	(2,475)	—	(2,475)
Stock issued under employee benefit plans and other	—	—	(8)	407	18	(71)	—	354	—	354
Dividends declared on common stock	—	—	—	—	—	(392)	—	(392)	—	(392)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	30	30
Balance as of December 31, 2018	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standard	—	—	—	—	—	161	(161)	—	—	—
Net income	—	—	—	—	—	1,001	—	1,001	10	1,011
Other comprehensive income (loss)	—	—	—	—	—	—	274	274	—	274
Purchases of treasury stock	—	—	16	(1,293)	46	—	—	(1,247)	—	(1,247)
Stock issued under employee benefit plans and other	—	—	(9)	518	11	(84)	—	445	—	445
Dividends declared on common stock	—	—	—	—	—	(435)	—	(435)	—	(435)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2019	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standard	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	1,102	—	1,102	8	1,110
Other comprehensive income (loss)	—	—	—	—	—	—	396	396	—	396
Purchases of treasury stock	—	—	6	(500)	—	—	—	(500)	—	(500)
Stock issued under employee benefit plans and other	—	—	(4)	213	88	—	—	301	—	301
Dividends declared on common stock	—	—	—	—	—	(488)	—	(488)	—	(488)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2020	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions)	2020	2019	2018
Cash flows from operations
Net income	$1,110	$1,011	$1,546
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Loss from discontinued operations, net of tax	—	—	6
Depreciation and amortization	823	789	771
Pension settlement charges	46	755	1
Net periodic pension benefit and other postretirement costs	81	22	39
Deferred income taxes	(88)	(310)	(263)
Stock compensation	130	122	115
Loss on debt extinguishment	110	—	—
Intangible asset impairments	17	31	—
Settlement of interest rate derivative contracts	(173)	—	—
Other	86	115	50
Changes in balance sheet items:
Accounts receivable, net	(126)	(65)	(12)
Inventories	(162)	4	(197)
Accounts payable and accrued liabilities	143	(212)	60
Other	(127)	(152)	(99)
Cash flows from operations – continuing operations	1,870	2,110	2,017
Cash flows from operations – discontinued operations	(2)	(6)	—
Cash flows from operations	1,868	2,104	2,017
Cash flows from investing activities
Capital expenditures	(709)	(696)	(659)
Acquisitions and investments, net of cash acquired	(494)	(418)	(268)
Other investing activities, net	24	14	11
Cash flows from investing activities	(1,179)	(1,100)	(916)
Cash flows from financing activities
Issuances of long-term debt	1,885	1,661	—
Payments of long-term debt	(1,181)	—	—
(Repayments) borrowings under revolving credit facility	(226)	222	—
Cash dividends on common stock	(473)	(423)	(376)
Proceeds from stock issued under employee benefit plans	202	356	258
Purchases of treasury stock	(500)	(1,270)	(2,452)
Other financing activities, net	(52)	(48)	(33)
Cash flows from financing activities	(345)	498	(2,603)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	57	(5)	(63)
Increase (decrease) in cash, cash equivalents and restricted cash	401	1,497	(1,565)
Cash, cash equivalents and restricted cash at beginning of year	3,335	1,838	3,403
Cash, cash equivalents and restricted cash at end of year (1)	$3,736	$3,335	$1,838

(1) We did not have restricted cash balances as of December 31, 2019 or 2018. The following table provides a reconciliation of cash, cash equivalents and restricted cash amounts as shown in the consolidated statement of cash flows to the amount reported in the consolidated balance sheet as of December 31, 2020:

As of December 31 (in millions)	2020
Cash and cash equivalents	$3,730
Restricted cash included in prepaid expenses and other current assets	6
Cash, cash equivalents and restricted cash	$3,736
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baxter International Inc., through our subsidiaries (collectively, Baxter, we, our or us), provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. We operate in three segments: Americas, EMEA and APAC, which are described in Note 16.
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business.
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.
Basis of Presentation
The consolidated financial statements include the accounts of Baxter and our majority-owned subsidiaries that we control, after elimination of intra-company transactions. Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.
On February 14, 2020, we completed the acquisition of the product rights to Seprafilm Adhesion Barrier (Seprafilm) from Sanofi for approximately $342 million in cash. Beginning February 14, 2020, our financial statements include the assets, liabilities and operating results of Seprafilm. Refer to Note 2 for additional information.
On October 25, 2019, we acquired 100 percent of Cheetah Medical, Inc. (Cheetah) for total cash consideration of $188 million, net of cash acquired, with the potential for additional cash consideration, up to $40 million, based on clinical and commercial milestones for which the acquisition date fair value was $18 million. Beginning October 25, 2019, our financial statements include the assets, liabilities and operating results of Cheetah. Refer to Note 2 for additional information.
On November 18, 2018, we acquired a controlling financial interest in our joint venture in Saudi Arabia. The acquisition allows us to increase manufacturing output and utilize the facilities for additional capacity for certain products in the region. Beginning November 18, 2018, we consolidated the financial statements of the joint venture with our consolidated financial statements. Refer to Note 2 for additional information.
On March 16, 2018, we acquired two hemostat and sealant products from Mallinckrodt plc: Recothrom Thrombin topical (Recombinant) and Preveleak Surgical Sealant for total consideration of $184 million.  Beginning March 16,

2018, our financial statements include the assets, liabilities and operating results of Recothrom and Preveleak.  Refer to Note 2 for additional information.
Revenue Recognition
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
As of December 31, 2020, we had $7.6 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 35% of this amount as revenue in 2021, 25% in 2022, 20% in 2023, 10% in each of 2024 and 2025, and the remaining balance thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts receivable, net and accounts payable and accrued liabilities on the consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the years ended December 31, 2020, 2019 and 2018 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Net trade accounts receivable was $1.7 billion and $1.8 billion as of December 31, 2020 and 2019, respectively.
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
The following table summarizes our contract assets:

as of December 31 (in millions)	2020	2019
Contract manufacturing services	$47	$36
Software sales	40	43
Bundled equipment and consumable medical products contracts	47	52
Contract assets	$134	$131
The following table summarizes the classification of contract assets and contract liabilities as reported in the consolidated balance sheet:

as of December 31 (in millions)	2020	2019
Accounts receivable, net	$70	$63
Other non-current assets	64	68
Contract assets	$134	$131

Accounts payable and accrued liabilities	$32	$—
Other non-current liabilities	34	12
Contract liabilities	$66	$12

In 2020, 2019 and 2018, the amount of revenue recognized that was included in contract liabilities as of December 31, 2019, 2018 and 2017 was not significant.
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

Disaggregation of Net Sales
The following tables disaggregate our net sales from contracts with customers by Global Business Unit (GBU) between the U.S. and international:

	2020			2019			2018
years ended December 31 (in millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Renal Care[1]	$848	$2,909	$3,757	$791	$2,848	$3,639	$816	$2,835	$3,651
Medication Delivery[2]	1,782	953	2,735	1,822	977	2,799	1,690	974	2,664
Pharmaceuticals[3]	874	1,249	2,123	940	1,215	2,155	996	1,091	2,087
Clinical Nutrition[4]	342	580	922	320	552	872	321	554	875
Advanced Surgery[5]	518	370	888	535	342	877	466	332	798
Acute Therapies[6]	286	454	740	184	351	535	174	341	515
Other[7]	228	280	508	234	251	485	260	249	509
Total Baxter	$4,878	$6,795	$11,673	$4,826	$6,536	$11,362	$4,723	$6,376	$11,099
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
Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, we provide credit to our customers, perform credit evaluations of these customers and maintain reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, we consider, among other items, historical credit losses, the past-due status of receivables, payment histories, other customer-specific information, current economic conditions and reasonable and supportable future forecasts. Receivables are written off when we determine they are uncollectible.
The following table summarizes the allowance for doubtful accounts.

years ended December 31 (in millions)	2020	2019
Balance at beginning of period	$112	$110
Adoption of new accounting standard	4	—
Charged to costs and expenses	11	12
Write-offs	(4)	(8)
Currency translation adjustments	2	(2)
Balance at end of period	$125	$112

Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from our premises to the customer’s premises, are classified as selling, general and administrative (SG&A) expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $325 million in 2020, $324 million in 2019 and $329 million in 2018 of shipping costs were classified in SG&A expenses.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash, certificates of deposit and money market and other short-term funds with original maturities of three months or less. Restricted cash represents cash balances restricted as to withdrawal or use and are included in prepaid expenses and other current assets on the consolidated balance sheets.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method. We review inventories on hand at least quarterly and record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value.
Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. We capitalize certain computer software and software development costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are included within machinery and equipment and are amortized on a straight-line basis over the estimated useful lives of the software, which generally range from three to five years.
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

Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of acquired assets and liabilities in a business combination.  Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test.  In the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
Indefinite-lived intangible assets, such as IPR&D acquired in business combinations and certain trademarks with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, we write the carrying amount down to the fair value.
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
Investments in Equity Securities

Our investments in marketable equity securities are classified as other non-current assets and are measured at fair value with gains and losses recognized in other (income) expense, net. We have elected to apply the measurement alternative to equity securities without readily determinable fair values. As such, our non-marketable equity securities are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. Gains and losses on non-marketable equity securities are also recognized in other (income) expense, net. Noncontrolling investments in common stock or in-substance common stock are accounted for under the equity method if we have significant influence over the operating and financial policies of the investee.
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
Refer to the Recently Adopted Accounting Pronouncements section of this note and Note 12 for additional information related to the Tax Cuts and Jobs Act of 2017 (2017 Tax Act).

Foreign Currency Translation
Currency translation adjustments (CTA) related to foreign operations are included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other (income) expense, net, and were not material in 2020, 2019 and 2018.
Derivatives and Hedging Activities
All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are generally classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our derivatives and foreign-currency denominated debt as hedging instruments in cash flow, fair value or net investment hedges.
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in cost of sales and interest expense, net, and are primarily related to forecasted third-party sales denominated in foreign currencies, forecasted intra-company sales denominated in foreign currencies and forecasted interest payments on anticipated issuances of debt, respectively.
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
Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. Cash flows for all other derivatives, including those that are not designated as a hedge, are classified in the same line item as the cash flows of the related hedged item, which is generally within operating activities.
Refer to Note 14 for further information regarding our derivative and hedging activities.
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
As of January 1, 2020, we adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Our policies for capitalizing implementation costs incurred in a hosting arrangement were not impacted by this ASU. However, we have historically classified those capitalized costs within property, plant and equipment, net on our consolidated balance sheets and as capital expenditures on our consolidated statements of cash flows. Under the new ASU, those capitalized costs are presented as other non-current assets on our consolidated balance sheets and within operating cash flows on our consolidated statements of cash flows. We adopted this ASU on a prospective basis and capitalized $44 million of implementation costs related to hosting arrangements that are service contracts during the year ended December 31, 2020.
As of January 1, 2020, we adopted ASU No. 2017-04, Intangibles – Goodwill and Other, Simplifying the Test for Goodwill Impairment. This standard eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The adoption of this standard did not impact our consolidated financial statements.
As of January 1, 2020, we adopted ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends ASC 715 to remove certain disclosures, clarify certain existing disclosures and add additional disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
As of January 1, 2019, we adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from AOCI. As a result of the enactment of the 2017 Tax Act, this guidance provides for a reclassification of certain tax effects from AOCI to retained earnings. The impact of the adoption of this standard was a $161 million increase to retained earnings.
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
In December 2017, the SEC issued guidance for situations where the accounting for certain elements of the 2017 Tax Act could not be completed prior to the release of a company's financial statements. For specific elements of the 2017 Tax Act, we determined a reasonable estimate for certain effects and recorded that estimate as a provisional amount in 2017. The guidance provided a measurement period to allow a company to account for these specific elements, which began in the reporting period that included the enactment of the 2017 Tax Act and ended when we obtained, prepared and analyzed the information needed in order to complete its accounting assessments or one year, whichever occurred sooner. The resulting tax effects were to be recognized in the period the assessment was complete, and included in income tax expense, accompanied by appropriate disclosures.  The measurement period closed in 2018 and we recorded adjustments to reduce income tax expense by $207 million in 2018. Refer to Note 12 for additional information related to the 2017 Tax Act.
NOTE 2

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
Seprafilm Adhesion Barrier
On February 14, 2020, we completed the acquisition of the product rights to Seprafilm Adhesion Barrier (Seprafilm) from Sanofi for approximately $342 million in cash. Seprafilm is indicated for use in patients undergoing abdominal or pelvic laparotomy as an adjunct intended to reduce the incidence, extent and severity of postoperative adhesions between the abdominal wall and the underlying viscera such as omentum, small bowel, bladder, and stomach, and between the uterus and surrounding structures such as tubes and ovaries, large bowel, and bladder. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting.
The following table summarizes the fair values of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Inventories	$18
Goodwill	28
Other intangible assets	296
Total assets acquired	$342
For the year ended December 31, 2020, the results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired. The acquisition contributed $94 million of net sales and $18 million of pretax income for the year ended December 31, 2020. Acquisition and integration costs, primarily incremental cost of sales relating to inventory fair value step-ups, associated with the acquisition were $15 million for the year ended December 31, 2020.
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
Cheetah Medical, Inc.
On October 25, 2019, we acquired 100 percent of Cheetah Medical, Inc. (Cheetah), a leading provider of hemodynamic monitoring technologies, for total upfront cash consideration of $195 million, net of cash acquired, with the potential for additional cash consideration, up to $40 million, based on clinical and commercial milestones for which the acquisition date fair value was $18 million. In 2020, we received $7 million from the sellers as a result of an acquisition price adjustment in accordance with the acquisition agreement. Additionally, we recorded measurement period adjustments in 2020 to decrease the net deferred tax liabilities acquired by $20 million. The measurement period adjustments reduced goodwill and did not impact our results of operations. The fair value of the potential contingent consideration payments was estimated by applying a probability-weighted expected payment model for the clinical milestone and a Monte Carlo simulation model for the commercial milestone, which were then discounted to present value. The fair value measurements were based on Level 3 inputs.
The following table summarizes the fair value of consideration transferred:

(in millions)
Cash consideration transferred	$190
Contingent consideration	18
Total consideration	$208
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash	$2
Accounts receivable, net	3
Inventories	1
Prepaid expenses and other current assets	1
Property, plant and equipment	1
Goodwill	84
Other intangible assets	131
Operating lease right-of-use assets	1
Accounts payable and accrued liabilities	(4)
Other non-current liabilities	(12)
Total assets acquired and liabilities assumed	$208
The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired and were not significant. Acquisition and integration costs associated with the acquisition were $5 million and $3 million in 2020 and 2019, respectively.

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
Other Business Combinations
Total consideration transferred for other acquisitions totaled $18 million, $10 million and $36 million in 2020, 2019 and 2018, respectively, and primarily resulted in the recognition of goodwill and other intangible assets. These acquisitions did not materially affect our results of operations.
We have not presented pro forma financial information for any of the 2020, 2019 or 2018 acquisitions because their results are not material to our consolidated financial statements.
Other Business Development Activities
Transderm Scop
In February 2021, we agreed to acquire the rights to Transderm Scop from subsidiaries of GlaxoSmithKline for an upfront purchase price of $55 million plus the cost of acquired inventory and the potential for additional cash consideration of $30 million based upon a successful technology transfer by a specified date. We currently sell this product under a distribution license to the U.S. institutional market. Transderm Scop is indicated for post-operative nausea and vomiting in the U.S. and motion sickness in European markets. We expect the transaction to close late in the first quarter or early in the second quarter of 2021, subject to the satisfaction of closing conditions.
Caelyx and Doxil
In December 2020, we agreed to acquire the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S. for $325 million. We previously acquired the U.S. rights to this product in 2019. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer. We expect the transaction to close late in the first quarter or early in the second quarter of 2021, subject to the satisfaction of regulatory approvals and other closing conditions.
Celerity Pharmaceuticals, LLC
In September 2013, we entered into an agreement with Celerity Pharmaceutical, LLC (Celerity) to develop certain acute care generic injectable premix and oncolytic products through regulatory approval. We transferred our rights in these products to Celerity and Celerity assumed ownership and responsibility for development of the products. We are obligated to purchase the individual product rights from Celerity if the products obtain regulatory approval. We did not purchase any product rights from Celerity in 2020. In 2019 and 2018, we paid $86 million and $72 million, respectively, to acquire the rights to various products that have received regulatory approval. The payment in 2018 for one of the products was based on tentative approval from the U.S. Food and Drug Administration (FDA). Full approval from FDA was received in the third quarter of 2018. We capitalized the purchase prices of products that were purchased upon regulatory approval as intangible assets and are amortizing the assets over their estimated useful lives of 12 years. As of December 31, 2020, our contingent future payments total up to $77 million upon Celerity’s achievement of specified regulatory approvals. In December 2020, we entered into an agreement with a third party to divest one of the products that is currently being developed by Celerity if that product receives regulatory approval in the U.S. and/or European Union. If regulatory approval is obtained, we would incur a loss ranging from $30 million to $60 million for the difference between our purchase price and the divestiture proceeds in connection with that transaction.

Other Asset Acquisitions
During 2020, we acquired the rights to multiple products for $73 million. The purchase prices were capitalized as developed-technology intangible assets and are being amortized over a weighted-average estimated useful life of 11 years.
During 2020, we also entered into distribution license arrangements for multiple products that have not yet obtained regulatory approval for upfront cash payments of $22 million. The cash paid was treated as R&D expenses on our consolidated statement of income. We could make additional payments of up to $44 million upon the achievement of certain development, regulatory or commercial milestones.
During 2019, we acquired the rights to multiple products for an aggregate purchase price of $80 million. The purchase prices were capitalized primarily as developed-technology intangible assets and are being amortized over a weighted-average useful of 10 years.
Other
In addition to the significant arrangements described above, we have entered into several other collaborative arrangements. We could make additional payments of up to $25 million upon the achievement of certain development and regulatory milestones, in addition to future payments related to contingent commercialization milestones, profit-sharing and royalties.
NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION
Inventories

as of December 31 (in millions)	2020	2019
Raw materials	$460	$377
Work in process	196	185
Finished goods	1,260	1,091
Inventories	$1,916	$1,653
Prepaid Expenses and Other Current Assets

as of December 31 (in millions)	2020	2019
Prepaid value added taxes	$163	$140
Prepaid income taxes	183	164
Other	342	315
Prepaid expenses and other current assets	$688	$619
Property, Plant and Equipment, Net

as of December 31 (in millions)	2020	2019
Land and land improvements	$166	$148
Buildings and leasehold improvements	1,849	1,761
Machinery and equipment	6,884	6,671
Equipment with customers	1,671	1,489
Construction in progress	701	591
Total property, plant and equipment (PP&E), at cost	11,271	10,660
Accumulated depreciation	(6,549)	(6,148)
PP&E, net	$4,722	$4,512
Depreciation expense was $601 million in 2020, $606 million in 2019 and $602 million in 2018.

Other Non-Current Assets

as of December 31 (in millions)	2020	2019
Deferred tax assets	$748	$621
Non-current receivables, net	158	163
Contract assets	64	68
Capitalized implementation costs in hosting arrangements	68	—
Pension and other postretirement benefits	155	77
Investments	135	76
Other	67	64
Other non-current assets	$1,395	$1,069
Accounts Payable and Accrued Liabilities

as of December 31 (in millions)	2020	2019
Accounts payable	$1,043	$892
Common stock dividends payable	125	111
Employee compensation and withholdings	415	456
Property, payroll and certain other taxes	148	113
Restructuring liabilities	92	83
Accrued rebates	239	208
Operating lease liabilities	111	101
Income taxes payable	135	85
Pension and other postretirement benefits	48	45
Other	571	595
Accounts payable and accrued liabilities	$2,927	$2,689
Other Non-Current Liabilities

as of December 31 (in millions)	2020	2019
Pension and other postretirement benefits	$1,214	$1,260
Deferred tax liabilities	143	192
Long-term tax liabilities	84	81
Interest rate contracts	—	52
Litigation and environmental reserves	29	30
Restructuring liabilities	21	9
Other	182	108
Other non-current liabilities	$1,673	$1,732
Interest Expense, net

years ended December 31 (in millions)	2020	2019	2018
Interest costs	$162	$120	$105
Interest costs capitalized	(9)	(9)	(12)
Interest expense	153	111	93
Interest income	(19)	(40)	(48)
Interest expense, net	$134	$71	$45

Other (Income) Expense, net

years ended December 31 (in millions)	2020	2019	2018
Foreign exchange losses (gains), net	$49	$37	$(14)
Investment gains	(13)	(1)	(3)
Saudi Arabia joint venture gain	—	—	(24)
Loss on debt extinguishment	110	—	—
Pension settlements	46	755	1
Pension and other postretirement benefit plans	(3)	(53)	(49)
Other, net	1	(7)	11
Other (income) expense, net	$190	$731	$(78)
Supplemental Cash Flow Information
Non-Cash Investing Activities
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of December 31, 2020, 2019 and 2018 was $102 million, $87 million and $97 million, respectively.
Other Supplemental Information

year ended December 31 (in millions)	2020	2019	2018
Interest paid, net of portion capitalized	$137	$103	$94
Income taxes paid	$249	$294	$301

NOTE 4

GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following table is a summary of the activity in goodwill by segment.

(in millions)	Americas	EMEA	APAC	Total
December 31, 2018	$2,386	$393	$223	$3,002
Additions	101	10	—	111
Acquisition accounting adjustments	(2)	(5)	—	(7)
Currency translation	(57)	(13)	(6)	(76)
December 31, 2019	$2,428	$385	$217	$3,030
Additions	26	1	7	34
Acquisition accounting adjustments	(45)	(6)	(2)	(53)
Currency translation	165	26	15	206
December 31, 2020	$2,574	$406	$237	$3,217
As of December 31, 2020, there were no reductions in goodwill relating to impairment losses.

Other Intangible Assets, Net
The following table is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
December 31, 2020
Gross other intangible assets	$2,713	$495	$169	$3,377
Accumulated amortization	(1,374)	(332)	—	$(1,706)
Other intangible assets, net	$1,339	$163	$169	$1,671
December 31, 2019
Gross other intangible assets	$2,309	$464	$173	$2,946
Accumulated amortization	(1,190)	(285)	—	$(1,475)
Other intangible assets, net	$1,119	$179	$173	$1,471
Intangible asset amortization expense was $222 million in 2020, $183 million in 2019, and $169 million in 2018. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2020 is $231 million in 2021, $227 million in 2022, $212 million in 2023, $189 million in 2024 and $155 million in 2025.
In the second quarters of 2020 and 2019, we recognized impairment charges of $17 million and $31 million, respectively, related to developed-technology intangible assets due to declines in market expectations for the related products. The fair values of the intangible assets were measured using a discounted cash flow approach and the charges are classified within cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2020 and December 31, 2019. We consider the fair values of the assets to be Level 3 measurements due to the significant estimates and assumptions we used in establishing the estimated fair values.
NOTE 5

DEBT AND CREDIT FACILITIES
Debt Outstanding
At December 31, 2020 and 2019, we had the following debt outstanding:

as of December 31 (in millions)	Effective interest rate in 2020¹	2020[1]	2019[1]
Variable-rate loan due 2020	1.0%	$—	$313
1.7% notes due 2021	1.9%	400	398
2.4% notes due 2022	2.5%	203	203
0.40% notes due 2024	0.6%	915	834
1.3% notes due in 2025	1.4%	734	669
2.6% notes due 2026	2.7%	746	746
7.65% debentures due 2027	7.7%	5	5
6.625% debentures due 2028	5.6%	97	98
1.3% notes due 2029	1.4%	912	830
3.95% notes due 2030	4.0%	495	—
1.73% notes due 2031	3.2%	644	—
6.25% notes due 2037	6.3%	265	265
3.65% notes due 2042	3.7%	6	6
4.5% notes due 2043	4.6%	256	255
3.5% notes due 2046	3.6%	440	440
Finance leases and other	9.2%	74	62
Total debt		6,192	5,124
Current portion		(406)	(315)
Long-term portion		$5,786	$4,809

1Book values include any discounts, premiums and adjustments related to hedging instruments and effective interest rates reflect amortization of those items.
Significant Debt Activity
In May 2019, we issued €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029. We have designated these debt instruments as net investment hedges of our European operations. Refer to Note 14 for additional information.
In March 2020, we issued $750 million of 3.75% senior notes due in October 2025 and $500 million of 3.95% senior notes due in April 2030 (collectively, the March 2020 senior notes). Pursuant to a registration rights agreement (the March 2020 Registration Rights Agreement) with the initial purchasers of the March 2020 senior notes, we agreed to use our commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the March 2020 senior notes for new notes with terms substantially identical in all material respects to the March 2020 senior notes and to have such registration statement declared effective under the U.S. Securities Act of 1933. If we fail to have such registration statement declared effective by September 17, 2021 (a registration default), the annual interest rate on the March 2020 senior notes would increase by 0.25% for the 90-day period immediately following such registration default and by an additional 0.25% thereafter. The maximum additional interest rate is 0.50% per annum and if a registration default is corrected, the March 2020 senior notes would revert to the original interest rates. The payment of additional interest is the sole remedy for the holders of the March 2020 senior notes in the event of a registration default.
In October 2020, we repaid $322 million of variable-rate loans that matured in 2020.

In November 2020, we issued $650 million of 1.73% senior notes due in April 2031 (the November 2020 senior notes). Pursuant to a registration rights agreement (the November 2020 Registration Rights Agreement) with the initial purchasers of the November 2020 senior notes, we agreed to use our commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the November 2020 senior notes for new notes with terms substantially identical in all material respects to the November 2020 senior notes and to have such registration statement declared effective under the U.S. Securities Act of 1933. If we fail to have such registration statement declared effective by April 26, 2022 (a registration default), the annual interest rate on the November 2020 senior notes would increase by 0.25% for the 90-day period immediately following such registration default and by an additional 0.25% thereafter. The maximum additional interest rate is 0.50% per annum and if a registration default is corrected, the November 2020 senior notes would revert to the original interest rates. The payment of additional interest is the sole remedy for the holders of the November 2020 senior notes in the event of a registration default.

We used the proceeds from the November 2020 senior notes, along with cash on hand, to redeem the $750 million of 3.75% senior notes due in October 2025 that were issued in March 2020. In connection with the redemption of the $750 million of 3.75% senior notes due in October 2025, including the payment of a $104 million make-whole premium to the debt holders, we recognized a pre-tax loss of $110 million from the early extinguishment of the debt, which is included in other (income) expense, net in 2020.
Credit Facilities
In December 2019, we entered into new U.S. and Euro-denominated credit facilities. Our U.S. dollar-denominated revolving credit facility has a capacity of $2.0 billion and our Euro-denominated revolving credit facility has a capacity of approximately €200 million. Each of the facilities matures in 2024. As of December 31, 2020, we had no borrowings outstanding under our U.S. dollar-denominated or Euro-denominated credit facilities. As of December 31, 2019, we had €200 million ($224 million) outstanding under our Euro-denominated facility at a 0.91% interest rate and no borrowings outstanding under our U.S. dollar-denominated credit facility. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are 0.09% annually as of December 31, 2020 and are based on our credit ratings and the total capacity of the facility.
We also maintain other credit arrangements, which totaled approximately $200 million as of December 31, 2020 and 2019, respectively. There were no amounts outstanding under these arrangements as of December 31, 2020 and there was $2 million outstanding as of December 31, 2019.

As of December 31, 2020, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Future Debt Maturities

as of and for the years ended December 31 (in millions)	Debt maturities
2021	$406
2022	208
2023	4
2024	924
2025	740
Thereafter	3,951
Total obligations and commitments	6,233
Discounts, premiums, and adjustments relating to hedging instruments	(41)
Total debt	$6,192

NOTE 6

LEASES
Lessee Activity
We have entered into operating and finance leases primarily for office, manufacturing, warehouse and R&D facilities, vehicles and equipment. Our leases have remaining terms from 1 to 42 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from 1 to 16 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.
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

The components of lease cost for the years ended December 31, 2020 and 2019 were:

(in millions)	2020	2019
Operating lease cost	$115	$121
Finance lease cost
Amortization of right-of-use assets	5	5
Interest on lease liabilities	5	5
Variable lease cost	54	89
Lease cost	$179	$220
For the year ended December 31, 2018, rent expense was $152 million.
The following table contains supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127	$119
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	4	4

Right-of-use operating lease assets obtained in exchange for lease obligations	67	207
Right-of-use finance lease assets obtained in exchange for lease obligations	8	—
We have entered into lease agreements with aggregate future payments of $46 million for leases that have not yet commenced as of December 31, 2020. Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 include:

(in millions)	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$603	$608

Accounts payable and accrued liabilities	$111	$101
Operating lease liabilities	501	510
Total operating lease liabilities	$612	$611

Finance leases
Property, plant and equipment, at cost	$76	$63
Accumulated depreciation	(28)	(19)
Property, plant and equipment, net	$48	$44

Current maturities of long-term debt and finance lease obligations	$1	$—
Long-term debt and finance lease obligations	64	54
Total finance lease liabilities	$65	$54

Lease term and discount rates as of December 31, 2020 and 2019 were:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	9	10
Finance leases	13	15
Weighted-average discount rate
Operating leases	2.2%	2.8%
Finance leases	10.3%	10.6%
Maturities of operating and finance lease liabilities as of December 31, 2020 were:

(in millions)	Finance Leases	Operating Leases
2021	$9	$121
2022	9	102
2023	8	84
2024	8	69
2025	8	57
Thereafter	78	240
Total minimum lease payments	120	673
Less: imputed interest	(55)	(61)
Present value of lease liabilities	$65	$612
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
The components of lease revenue for the years ended December 31, 2020 and 2019 were:

(in millions)	2020	2019
Sales-type lease revenue	$38	$35
Operating lease revenue	84	61
Variable lease revenue	80	85
Total lease revenue	$202	$181
The components of our net investment in sales-type leases as of December 31, 2020 and 2019 were:

(in millions)	2020	2019
Minimum lease payments	$122	$110
Unguaranteed residual values	12	11
Net investment in leases	$134	$121

Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets:

(in millions)	December 31, 2020	December 31, 2019
Accounts receivable, net	$39	$45
Other non-current assets	95	76
Total	$134	$121
Our net investment in sales-type leases was $134 million as of December 31, 2020, of which $11 million originated in 2016 and prior, $14 million in 2017, $35 million in 2018, $36 million in 2019 and $38 million in 2020.
Maturities of sales-type and operating leases as of December 31, 2020 were:

(in millions)	Sales-type Leases	Operating Leases
2021	$51	$85
2022	34	76
2023	26	72
2024	17	54
2025	4	28
Thereafter	2	7
Total minimum lease payments	134	$322
Less: imputed interest	(12)
Present value of minimum lease payments	$122

NOTE 7

COMMITMENTS AND CONTINGENCIES
Refer to Note 2 for information regarding our unfunded contingent payments associated with collaborative and other arrangements.
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
Legal Contingencies
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2020 and 2019, our total recorded reserves with respect to legal and environmental matters were $40 million and $56 million, respectively, and there were no related receivables.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of December 31, 2020 and 2019, our environmental reserves, which are measured on an undiscounted basis, were $20 million and $18 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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

In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. Plaintiffs filed an amended complaint on June 25, 2020 containing substantially the same allegations. On August 24, 2020, we filed a motion to dismiss the amended complaint. On January 12, 2021, the Court granted our motion to dismiss the amended complaint but gave plaintiffs an opportunity to file a further-amended complaint.
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
NOTE 8

STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Our stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under our employee stock purchase plan. Shares issued relating to our stock-based plans are generally issued out of treasury stock.

As of December 31, 2020, approximately 17 million authorized shares are available for future awards under our stock-based compensation plans.
Stock Compensation Expense
Stock compensation expense was $130 million, $122 million and $115 million in 2020, 2019 and 2018, respectively. The related tax benefit recognized was $53 million in 2020, $70 million in 2019 and $61 million in 2018. Included in the benefit in 2020, 2019 and 2018 were realized excess tax benefits for stock-based compensation of $27 million, $54 million and $40 million, respectively.
Stock compensation expense is recorded at the corporate level and is not allocated to the segments. Approximately 75% of stock compensation expense is classified in SG&A expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2020 and 2019 were not material.
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
The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2020	2019	2018
Expected volatility	26%	19%	18%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	0.6%	2.5%	2.6%
Dividend yield	1.2%	1.0%	1.0%
Fair value per stock option	$16	$15	$13
The following table summarizes stock option activity for the year ended December 31, 2020 and the outstanding stock options as of December 31, 2020.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	20,344	$50.99
Granted	3,895	$76.28
Exercised	(3,570)	$42.79
Forfeited	(425)	$73.21
Expired	(48)	$41.42
Outstanding as of December 31, 2020	20,196	$56.88	6.1	$473,216
Vested or expected to vest as of December 31, 2020	19,864	$56.57	6.1	$471,778
Exercisable as of December 31, 2020	13,215	$47.70	4.9	$430,350
The aggregate intrinsic value in the table above represents the difference between the exercise price and our closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2020, 2019 and 2018 was $131 million, $272 million and $222 million, respectively.

As of December 31, 2020, $60 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.
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
The following table summarizes nonvested RSU activity for the year ended December 31, 2020.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2020	1,274	$66.46
Granted	594	$77.51
Vested	(637)	$63.94
Forfeited	(93)	$72.82
Nonvested RSUs as of December 31, 2020	1,138	$73.11
As of December 31, 2020, $45 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.8 years. The weighted-average grant-date fair value of RSUs granted in 2020, 2019 and 2018 was $77.51, $75.60 and $67.11, respectively. The fair value of RSUs vested in 2020, 2019 and 2018 was $52 million, $57 million and $69 million, respectively.
PSUs
Our annual equity awards stock compensation program for senior management includes the issuance of PSUs. In 2020, the PSUs awarded were based on our compound annual sales growth rate (CAGR) performance, our adjusted return on invested capital (ROIC) performance and on our stock performance relative to our peer group. PSUs awarded between 2016 and 2019 were based on adjusted operating margin as well as stock performance relative to our peer group. The vesting condition for CAGR and ROIC PSUs is set at the beginning of the 3-year service period while the vesting condition for adjusted operating margin is set at the beginning of each year for each tranche of the award during the 3-year service period. Compensation cost for the CAGR, adjusted ROIC and adjusted operating margin PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each award are established and the fair value of the awards is determined based on the quoted price of our stock on the grant date of the award. The compensation cost for CAGR, adjusted ROIC and adjusted operating margin PSUs is adjusted at each reporting date to reflect the estimated vesting outcome.
The fair value for PSUs based on our stock performance relative to our peer group is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2020	2019	2018
Baxter volatility	26%	19%	19%
Peer group volatility	23%-95%	18%-113%	16%-53%
Correlation of returns	0.19-0.70	0.13-0.63	0.16-0.61
Risk-free interest rate	0.4%	2.5%	2.3%
Fair value per PSU	$108	$106	$90

The following table summarizes nonvested PSU activity for the year ended December 31, 2020.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2020	930	$75.50
Granted	420	$82.98
Vested	(568)	$65.53
Forfeited	(22)	$87.73
Nonvested PSUs as of December 31, 2020	760	$86.69
Unrecognized compensation cost related to all unvested PSUs of $24 million at December 31, 2020 is expected to be recognized as expense over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
Nearly all employees are eligible to participate in our employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.
The Baxter International Inc. Employee Stock Purchase Plan provides for 10 million shares of common stock available for issuance to eligible participants, of which approximately two million shares were available for future purchases as of December 31, 2020.
During 2020, 2019, and 2018, we issued approximately 0.7 million, 0.7 million and 0.8 million shares, respectively, under the employee stock purchase plan.
Stock Options Award Modification
In the first quarter of 2020, we modified the terms of stock option awards granted to 123 employees. Specifically, we extended the term for certain stock options that were scheduled to expire in the first quarter of 2020 as applicable employees were not permitted to exercise these awards due to our announcement in February 2020 that our previously issued financial statements should no longer be relied upon. The stock options were extended in order to allow impacted employees to exercise their stock option awards for a brief period once we became current with our SEC reporting obligations, which occurred in March 2020. As a result of the modifications, we recognized an additional $8 million of stock compensation expense during the first quarter of 2020.
Cash Dividends
Total cash dividends declared per share for 2020, 2019, and 2018 were $0.955, $0.850 and $0.730, respectively.
A quarterly dividend of $0.22 per share ($0.88 on an annualized basis) was declared in February 2020 and was paid in April 2020. Quarterly dividends of $0.245 per share ($0.980 on an annualized basis) were declared in May and July of 2020 and were paid in July and October of 2020, respectively. Our Board of Directors declared a quarterly dividend of $0.245 per share in November of 2020, which was paid in January of 2021.
Stock Repurchase Programs
As authorized by the Board of Directors, we repurchase our stock depending on our cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We repurchased 6.3 million shares under this authority pursuant to a Rule 10b5-1 plan for $500 million in cash in 2020, 16.5 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise for $1.3 billion in cash in 2019 and 35.8 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise for $2.5 billion in cash in 2018. We had $1.9 billion of purchase authority available as of December 31, 2020.

Accelerated Share Repurchase Agreement
In December 2018, we entered into a $300 million accelerated share repurchase agreement (ASR Agreement) with an investment bank. We funded the ASR Agreement with available cash. The ASR Agreement was executed pursuant to the 2012 Repurchase Authorization described above. Under the ASR Agreement, we received 3.6 million shares upon execution. Based on the volume-weighted average price of our common stock during the term of the ASR Agreement, we received an additional 0.6 million shares from the investment bank at settlement in May 2019.
NOTE 9

ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, CTA, certain gains and losses from other postretirement benefit (OPEB) plans and gains and losses on cash flow hedges.
The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2020 and 2019.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
Other comprehensive (loss) income before reclassifications	367	59	(117)	309
Amounts reclassified from AOCI (a)	—	82	5	87
Net other comprehensive (loss) income	367	141	(112)	396
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2018	$(2,868)	$(954)	$(1)	$(3,823)
Adoption of new accounting standard	9	(169)	(1)	(161)
Other comprehensive income (loss) before reclassifications	(95)	(184)	(36)	(315)
Amounts reclassified from AOCI (a)	—	592	(3)	589
Net other comprehensive (loss) income	(95)	408	(39)	274
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
(a)    See table below for details about these reclassifications.

The following table is a summary of the amounts reclassified from AOCI to net income during the years ended December 31, 2020 and 2019.

	Amounts reclassified from AOCI (a)
(in millions)	2020	2019	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(59)	$(31)	Other (income) expense, net
Settlement charges	(46)	(755)	Other (income) expense, net
	(105)	(786)	Total before tax
Less: Tax effect	23	194	Income tax expense
	$(82)	$(592)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$(5)	$4	Cost of sales
Interest rate contracts	(1)	—	Interest expense, net
	(6)	4	Total before tax
Less: Tax effect	1	(1)	Income tax expense
	$(5)	$3	Net of tax
Total reclassification for the period	$(87)	$(589)	Total net of tax
(a)Amounts in parentheses indicate reductions to net income.
Refer to Note 11 for additional information regarding the amortization of pension and OPEB items and Note 14 for additional information regarding hedging activity.
NOTE 10

BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities through December 31, 2020, we have incurred cumulative pre-tax costs of approximately $1.1 billion related to these actions. These costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax cash costs of approximately $14 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods.
We recorded the following charges related to business optimization programs in 2020, 2019, and 2018:

years ended December 31 (in millions)	2020	2019	2018
Restructuring charges	$111	$134	$117
Costs to implement business optimization programs	23	45	94
Accelerated depreciation	—	5	9
Total business optimization charges	$134	$184	$220
For segment reporting, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the years ended December 31, 2020, 2019 and 2018, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were generally included within cost of sales, SG&A expense and R&D expense.
For the years ended December 31, 2019 and 2018, respectively, we recognized accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded within cost of sales and SG&A expense.

During the years ended December 31, 2020, 2019 and 2018, we recorded the following restructuring charges:

	2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$36	$54	$2	$92
Contract termination and other costs	4	4	—	8
Asset impairments	8	3	—	11
Total restructuring charges	$48	$61	$2	$111
	2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$13	$37	$25	$75
Contract termination and other costs	10	1	—	11
Asset impairments	37	2	9	48
Total restructuring charges	$60	$40	$34	$134
	2018
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$30	$51	$19	$100
Contract termination and other costs	4	6	—	10
Asset impairments	1	6	—	7
Total restructuring charges	$35	$63	$19	$117
In conjunction with our business optimization initiatives, we sold property that resulted in a gain of $17 million in 2020. This benefit is reflected within other operating income, net in our consolidated statement of income for the year ended December 31, 2020.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2017	$112
Charges	126
Payments	(96)
Reserve adjustments	(16)
Currency translation	(25)
Liability balance as of December 31, 2018	101
Charges	113
Payments	(93)
Reserve adjustments	(27)
Currency translation	(2)
Liability balance as of December 31, 2019	92
Charges	116
Payments	(86)
Reserve adjustments	(16)
Currency translation	7
Liability balance as of December 31, 2020	$113
Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.
Substantially all of our restructuring liabilities as of December 31, 2020 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2022.

NOTE 11

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

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2020	2019	2020	2019
Benefit obligations
Beginning of period	$3,973	$5,635	$228	$211
Service cost	83	74	1	1
Interest cost	95	172	6	8
Participant contributions	4	4	—	—
Actuarial loss	401	924	13	26
Benefit payments	(109)	(267)	(20)	(18)
Settlements	(271)	(2,550)	—	—
Curtailment	(4)	(13)	—	—
Foreign exchange and other	141	(6)	—	—
End of period	4,313	3,973	228	228
Fair value of plan assets
Beginning of period	2,973	4,774	—	—
Actual return on plan assets	688	939	—	—
Employer contributions	74	69	20	18
Participant contributions	4	4	—	—
Benefit payments	(109)	(267)	(20)	(18)
Settlements	(271)	(2,550)	—	—
Foreign exchange and other	75	4	—	—
End of period	3,434	2,973	—	—
Funded status at December 31	$(879)	$(1,000)	$(228)	$(228)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$155	$77	$—	$—
Current liability	(30)	(25)	(18)	(20)
Noncurrent liability	(1,004)	(1,052)	(210)	(208)
Net liability recognized at December 31	$(879)	$(1,000)	$(228)	$(228)
Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial losses in 2020 and 2019 related to plan benefit obligations were primarily the result of changes in discount rates.
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of our pension plans was $4.1 billion and $3.7 billion at the 2020 and 2019 measurement dates, respectively.

The information in the funded status table above represents the totals for all of our pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2020	2019
ABO	$2,920	$3,240
Fair value of plan assets	$2,047	$2,339
The following table presents information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets and are therefore also included in the table directly above).

as of December 31 (in millions)	2020	2019
PBO	$3,421	$3,688
Fair value of plan assets	$2,387	$2,611
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2021	$104	$18
2022	116	16
2023	130	16
2024	146	16
2025	161	15
2026 through 2030	917	67
Total expected net benefit payments for next 10 years	$1,574	$148
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
The following table is a summary of the pre-tax losses included in AOCI at December 31, 2020 and December 31, 2019.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$811	$(23)
Prior service credit and transition obligation	(9)	(45)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2020	$802	$(68)
Actuarial loss (gain)	$1,025	$(41)
Prior service credit and transition obligation	(9)	(59)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2019	$1,016	$(100)

Refer to Note 9 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

Year ended December 31 (in millions)	2020	2019	2018
Gain (loss) arising during the year, net of tax of $17 in 2020, $(64) in 2019 and $(4) in 2018	$59	$(184)	$(22)
Amortization of loss to earnings, net of tax of $12 in 2020, $6 in 2019 and $14 in 2018	47	25	55
Settlement charges, net of tax of $11 in 2020 and $188 in 2019	$35	$567	$—
Pension and other employee benefits	$141	$408	$33
In 2020, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses. In 2019, OCI activity for pension and OPEB plans was primarily related to the U.S. pension settlement charge and actuarial gains and losses. In 2018, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses.
Net Periodic Benefit Cost

Year ended December 31 (in millions)	2020	2019	2018
Pension benefits
Service cost	$83	$74	$87
Interest cost	95	172	178
Expected return on plan assets	(163)	(264)	(303)
Amortization of net losses and other deferred amounts	77	58	94
Settlement charges	46	755	1
Net periodic pension benefit cost	$138	$795	$57
OPEB
Service cost	$1	$1	$1
Interest cost	6	8	7
Amortization of net losses and prior service credit	(18)	(27)	(25)
Net periodic OPEB cost	$(11)	$(18)	$(17)

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2020	2019	2020	2019
Discount rate
U.S. and Puerto Rico plans	2.73%	3.44%	2.33%	3.16%
International plans	1.00%	1.34%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.68%	3.68%	n/a	n/a
International plans	3.03%	3.03%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.50%	6.75%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2027	2027
The assumptions above, which were used in calculating the December 31, 2020 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2021.
Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2020	2019	2018	2020	2019	2018
Discount rate
U.S. and Puerto Rico plans	3.44%	4.18%	3.60%	3.16%	4.20%	3.51%
International plans	1.34%	2.02%	2.02%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	6.50%	6.29%	6.25%	n/a	n/a	n/a
International plans	4.23%	5.45%	5.58%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.68%	3.66%	3.42%	n/a	n/a	n/a
International plans	3.03%	3.08%	3.05%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.50%	6.75%	7.00%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2027	2027	2027
We established the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on our asset allocation), as well as an analysis of current market and economic information and future expectations. We plan to use a 5.50% assumption for our U.S. and Puerto Rico plans for 2021.
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
Plan assets are managed in a balanced portfolio comprised of two major components: return-seeking investments and liability hedging investments. The target allocations for plan assets are 50% in return-seeking investments and 50% in liability hedging investments and other holdings. The documented policy includes an allocation range based on each individual investment type within the major components that allows for a variance from the target allocations depending on the investment type. Return-seeking investments primarily include common stock of U.S. and international companies, common/collective trust funds, mutual funds, hedge funds, and partnership investments. Liability hedging investments and other holdings primarily include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, corporate bonds, municipal securities, derivative contracts and asset-backed securities.
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

The following tables summarize our pension plan financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Fixed income securities
Cash and cash equivalents	$265	$91	$174	$—	$—
U.S. government and government agency issues	280	—	280	—	—
Corporate bonds	744	—	744	—	—
Equity securities
Common stock	453	453	—	—	—
Mutual funds	510	217	293	—	—
Common/collective trust funds	771	—	341	—	430
Partnership investments	296	—	—	—	296
Other holdings	115	22	82	11	—
Collateral held on loaned securities	19	—	19	—	—
Liabilities
Collateral to be paid on loaned securities	(19)	(19)	—	—	—
Fair value of pension plan assets	$3,434	$764	$1,933	$11	$726

(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Fixed income securities
Cash and cash equivalents	$224	$72	$152	$—	$—
U.S. government and government agency issues	452	—	452	—	—
Corporate bonds	352	—	352	—	—
Equity securities
Common stock	426	426	—	—	—
Mutual funds	442	189	253	—	—
Common/collective trust funds	668	19	272	—	377
Partnership investments	333	—	—	—	333
Other holdings	76	8	58	10	—
Collateral held on loaned securities	9	—	9	—	—
Liabilities
Collateral to be paid on loaned securities	(9)	(9)	—	—	—
Fair value of pension plan assets	$2,973	$705	$1,548	$10	$710
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Other holdings
Balance at December 31, 2018	$10
Purchases	—
Balance at December 31, 2019	10
Purchases	1
Balance at December 31, 2020	$11
The assets and liabilities of our pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value.

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges.

Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager.

Common/collective trust funds	Values are based on the net asset value of the units held at year end.

Partnership investments	Values are based on the net asset value of the participation by us in the investment as determined by the general partner or investment manager of the respective partnership.

Other holdings	The value of these assets vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs.

Collateral held on loaned securities	Values are based on the net asset value per unit of the fund in which the collateral is invested.

Collateral to be paid on loaned securities	Values are based on the fair value of the underlying securities loaned on the valuation date.
Expected Pension and OPEB Plan Funding
Our funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by us, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. We have no obligation to fund our principal plans in the United States and Puerto Rico in 2021. We continually reassess the amount and timing of any discretionary contributions. In 2021, we expect to make contributions of at least $45 million to our foreign pension plans. We expect to have net cash outflows relating to our OPEB plan of approximately $18 million in 2021.

The following table details the funded status percentage of our pension plans as of December 31, 2020, including certain plans that are unfunded in accordance with the guidelines of our funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2020 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$2,362	n/a	$1,072	n/a	$3,434
PBO	2,366	$269	1,155	$523	4,313
Funded status percentage	100%	n/a	93%	n/a	80%
Pension Settlement Transactions
In October 2020, we offered certain former U.S. employees with vested pension benefits a limited-time option to take a lump sum distribution in lieu of future monthly payments. This option expired in November 2020 and approximately 40% of the eligible participants accepted the offer. Payments from plan assets to participants who accepted the offer were made in December 2020 and totaled $252 million. As a result of these transactions, we recognized non-cash pretax pension settlement charges of $43 million in the fourth quarter of 2020.
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
U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. We recognized expense of $61 million in 2020, $53 million in 2019 and $50 million in 2018 related to contributions to this plan.
NOTE 12

INCOME TAXES
Income from Continuing Operations Before Income Tax Expense by Category

years ended December 31 (in millions)	2020	2019	2018
United States	$(329)	$(586)	$7
International	1,621	1,556	1,610
Income from continuing operations before income taxes	$1,292	$970	$1,617

Income Tax Expense (Benefit) Related to Continuing Operations

years ended December 31 (in millions)	2020	2019	2018
Current
United States
Federal	$7	$8	$21
State and local	(7)	3	(1)
International	270	258	308
Current income tax expense	270	269	328
Deferred
United States
Federal	(99)	(140)	(228)
State and local	5	(29)	—
International	6	(141)	(35)
Deferred income tax expense (benefit)	(88)	(310)	(263)
Income tax expense (benefit)	$182	$(41)	$65
Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2020	2019
Deferred tax assets
Accrued liabilities and other	$376	$209
Pension and other postretirement benefits	218	258
Tax credit and net operating loss carryforwards	905	928
Swiss tax reform net asset basis step-up	174	159
Operating lease liabilities	148	153
Valuation allowances	(454)	(420)
Total deferred tax assets	1,367	1,287
Deferred tax liabilities
Subsidiaries’ unremitted earnings	77	57
Long-lived assets and other	539	649
Operating lease right-of-use assets	146	152
Total deferred tax liabilities	762	858
Net deferred tax asset	$605	$429
At December 31, 2020, we had U.S. state operating loss carryforwards totaling $1.2 billion, U.S. federal operating loss carryforwards totaling $150 million and tax credit carryforwards totaling $430 million, which includes a U.S. foreign tax credit carryforward of $373 million. The U.S. federal and state operating loss and tax credit carryforwards expire between 2021 and 2040, with $38 million of the operating loss carryforwards having no expiration date.
At December 31, 2020, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $1.2 billion and foreign tax credit carryforwards totaling $18 million. The foreign operating loss carryforwards expire between 2021 and 2032 with $886 million having no expiration date. Substantially all of the foreign tax credit carryforwards have no expiration date.
Realization of the U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $454 million and $420 million was recognized as of December 31, 2020 and 2019, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration. After evaluating the 2017 Tax Act and related U.S. Treasury Regulations, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss (ODL) balance plus other recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $157 million and $180 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2020 and 2019, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
As a result of Swiss tax reform legislation enacted during 2019, we recognized an $863 million net asset basis step-up that is amortizable as a tax deduction ratably over tax years 2025 through 2029. Accordingly, a deferred tax asset of $174 million and $159 million was recognized as of December 31, 2020 and 2019, respectively. We expect to realize some, but not all, of the Swiss deferred tax assets based principally on expected future earnings generated by the Swiss subsidiary during the period in which the tax basis will be amortized. Therefore, a valuation allowance of $72 million and $69 million was recognized on the Swiss deferred tax assets as of December 31, 2020 and 2019, respectively.
Income Tax Expense (Benefit) Reconciliation

years ended December 31 (in millions)	2020	2019	2018
Income tax expense at U.S. statutory rate	$271	$204	$340
Tax incentives	(169)	(140)	(161)
State and local taxes, net of federal benefit	(2)	(17)	5
Impact of foreign taxes	88	65	122
Swiss tax reform net asset basis step-up	—	(159)	—
Deferred tax revaluation due to 2017 Tax Act and foreign tax reform	—	(19)	(8)
Transition tax due to 2017 Tax Act	—	(16)	(5)
U.S. valuation allowance due to 2017 Tax Act	—	—	(194)
Other valuation allowances	8	110	21
Stock compensation windfall tax benefits	(27)	(54)	(40)
Research and development tax credits	(7)	(13)	(17)
Unutilized foreign tax credits	15	5	—
Other, net	5	(7)	2
Income tax expense (benefit)	$182	$(41)	$65

The enactment of the 2017 Tax Act created a territorial tax system that allows companies to repatriate certain foreign earnings without incurring additional U.S. federal tax by providing for a 100% dividend exemption. Under the dividend-exemption provision, 100% of the foreign-source portion of dividends paid by certain foreign corporations to a U.S. corporate stockholder are exempt from U.S. federal taxation. As a result of the U.S. change to a territorial tax system and the incurrence of the one-time transition tax charge, we plan to repatriate our foreign earnings that were previously considered indefinitely reinvested with the exception of approximately $243 million of accumulated earnings as of December 31, 2020 related to one of our foreign operations. Additional withholding taxes of $24 million would be incurred if such earnings were remitted currently.

Our tax provisions for 2020, 2019 and 2018 do not include any tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. While we are not expecting to be subject to a tax charge under the 2017 Tax Act GILTI provisions in the near term, our accounting policy is to recognize this charge as a period cost.

Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.

In 2020, our effective tax rate was impacted favorably by geographic earnings mix and excess tax benefits on stock compensation awards.
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
In 2018, we completed our one-year measurement period adjustments to the 2017 Tax Act provisional amounts in accordance with SAB 118, which resulted in tax benefits comprised of the items described in the following paragraphs. These benefits were partially offset by the tax impact of non-deductible corrections of misstatements related to foreign exchange gains and losses for the year ended December 31, 2018 which are included above within the impact of foreign taxes.
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
Additionally, the 2017 Tax Act changed the rules that enabled taxpayers to generate foreign source income related to export sales that were eligible to utilize foreign tax credits. After studying the 2017 Tax Act and related U.S. Treasury Regulations and evaluating any elections or other opportunities that may be available, we currently expect to be able to realize some, but not all, of the foreign tax credit deferred tax assets up to our ODL balance plus recurring and non-recurring foreign inclusions. Accordingly, we reduced our provisional foreign tax credit deferred tax asset valuation allowance and recognized a 2018 benefit of $194 million.
Unrecognized Tax Benefits
We classify interest and penalties associated with income taxes in income tax expense (benefit) within the consolidated statements of income. Net interest and penalties recognized were not significant during 2020, 2019 and 2018. The liability recognized related to interest and penalties was $17 million and $21 million as of December 31, 2020 and 2019, respectively. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate are $48 million, $70 million and $84 million as of December 31, 2020, 2019 and 2018, respectively.
The following table is a reconciliation of our unrecognized tax benefits, including those related to discontinued operations, for the years ended December 31, 2020, 2019 and 2018.

as of and for the years ended (in millions)	2020	2019	2018
Balance at beginning of the year	$111	$127	$108
Increase associated with tax positions taken during the current year	8	8	33
Increase (decrease) associated with tax positions taken during a prior year	(1)	(3)	13
Settlements	(18)	(20)	(5)
Decrease associated with lapses in statutes of limitations	(10)	(1)	(22)
Balance at end of the year	$90	$111	$127
Of the gross unrecognized tax benefits, $47 million and $62 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2020 and 2019, respectively. We have recognized net indemnification receivables from Baxalta in the amount of $2 million, $6 million and $6 million as of December 31, 2020, 2019 and 2018, respectively, related to the unrecognized tax benefits for which we are the primary obligor but economically relate to Baxalta operations.

Tax Incentives
We have received tax incentives in Puerto Rico, Switzerland, Dominican Republic, Costa Rica and Thailand. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share from continuing operations by $0.33 in 2020, $0.27 in 2019, and $0.29 in 2018. The above grants provide that our manufacturing operations are and will be partially exempt from local taxes with varying expirations from 2025 to 2029.
Examinations of Tax Returns
As of December 31, 2020, we had ongoing audits in the United States, Germany, United Kingdom, China and other jurisdictions. Tax years 2016 and forward remain under examination by the IRS and tax years 2012 and forward remain under examination by various foreign taxing authorities. We believe that it is reasonably possible that our gross unrecognized tax benefits will be reduced within the next 12 months by $5 million. While the final outcome of these matters is inherently uncertain, we believe we have made adequate tax provisions for all years subject to examination.
NOTE 13

EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.
The following table is a reconciliation of income from continuing operations to net income attributable to Baxter stockholders.

years ended December 31(in millions)	2020	2019	2018
Income from continuing operations	$1,110	$1,011	$1,552
Less: Income from continuing operations attributable to noncontrolling interests	8	10	—
Income from continuing operations attributable to Baxter stockholders	1,102	1,001	1,552
Loss from discontinued operations attributable to Baxter stockholders	—	—	(6)
Net income attributable to Baxter stockholders	$1,102	$1,001	$1,546
The following table is a reconciliation of basic shares to diluted shares.

years ended December 31(in millions)	2020	2019	2018
Basic shares	509	509	534
Effect of dilutive securities	8	10	12
Diluted shares	517	519	546
The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 4 million, 4 million, and 3 million equity awards in 2020, 2019, and 2018, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 for additional information regarding items impacting basic shares.
NOTE 14

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

The following is a summary of the activity relating to the arrangement.

as of and for the years ended December 31 (in millions)	2020	2019	2018
Sold receivables at beginning of year	$79	$69	$70
Proceeds from sales of receivables	348	292	267
Cash collections (remitted to the owners of the receivables)	(335)	(282)	(270)
Effect of foreign exchange rate changes	4	—	2
Sold receivables at end of year	$96	$79	$69

The net losses relating to the sales of accounts receivable were immaterial for each year.
Concentrations of Credit Risk
We invest excess cash in certificates of deposit or money market or other funds and diversify the concentration of cash among different financial institutions. With respect to financial instruments, where appropriate, we have diversified our selection of counterparties, and have arranged collateralization and master-netting agreements to minimize the risk of loss.
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
We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt that we believe is appropriate at that time. To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount.
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

The notional amounts of foreign exchange contracts designated as cash flow hedges were $345 million and $617 million as of December 31, 2020 and 2019, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at December 31, 2020 is 12 months for foreign exchange contracts. The total notional amounts of interest rate contracts designated as cash flow hedges were $550 million as of December 31, 2019. Those interest rate contracts were hedging the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt and were terminated in 2020 when we issued $650 million of senior notes due in 2031. There were no outstanding interest rate contracts designated as cash flow hedges as of December 31, 2020.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of December 31, 2020 and 2019.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances are recorded as a component of AOCI. As of December 31, 2020, we had an accumulated pre-tax unrealized translation loss in AOCI of $245 million related to the Euro-denominated senior notes.
In May 2019, we entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency rates on €1.2 billion of our net investment in our European operations. Those hedges were entered into in advance of the issuance of our senior notes mentioned above, were settled in the second quarter of 2019 and resulted in an insignificant loss.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. There were no cash flow hedge dedesignations in 2020, 2019 or 2018 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur. In 2020, we terminated interest rate contracts with a notional amount of $550 million for $173 million in cash payments. The losses relating to these terminations continue to be deferred and are being recognized consistent with the underlying hedged item, interest expense on the issuance of debt.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated in 2020 or 2019. In 2018, we terminated our interest rate fair value hedges and the cumulative fair value adjustment to the hedged item was insignificant.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In 2019, we dedesignated €1.2 billion of forward contracts designated as a net investment hedge of our European operations. There were no net investment hedges terminated in 2020 or 2018.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $1.0 billion and $619 million as of December 31, 2020 and 2019, respectively.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the years ended December 31, 2020, 2019, and 2018.

(in millions)	Gain (loss) recognized in OCI			Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
	2020	2019	2018		2020	2019	2018
Cash flow hedges
Interest rate contracts	$(131)	$(37)	$(3)	Interest expense, net	$(1)	$—	$—
Foreign exchange contracts	(21)	(9)	3	Cost of sales	(5)	4	(12)
Net investment hedges	(224)	12	32	Other (income) expense, net	—	—	—
Total	$(376)	$(34)	$32		$(6)	$4	$(12)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2020	2019	2018
Fair value hedges
Interest rate contracts	Interest expense, net	$—	$—	$(4)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$49	$17	$—
For our fair value hedges, an equal and offsetting gain of $4 million was recognized in interest expense, net as an adjustment to the underlying hedged item, fixed-rate debt, in 2018.
The following table summarizes net-of-tax activity in AOCI, a component of stockholders’ equity, related to our cash flow hedges.

as of and for the year ended December 31 (in millions)	2020	2019	2018
Accumulated other comprehensive income (loss) balance at beginning of year	$(41)	$(1)	$(10)
Adoption of new accounting standard	—	(1)	—
(Loss) gain in fair value of derivatives during the year	(117)	(36)	(1)
Amount reclassified to earnings during the year	5	(3)	10
Accumulated other comprehensive income (loss) balance at end of year	$(153)	$(41)	$(1)
As of December 31, 2020, $23 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheet as of December 31, 2020.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Accounts payable and accrued liabilities	$17
Total derivative instruments designated as hedges		—		17
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	11	Accounts payable and accrued liabilities	2
Total derivative instruments		$11		$19
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

	December 31, 2020		December 31, 2019
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheets	$11	$19	$21	$54
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheets	(6)	(6)	(11)	(11)
Total	$5	$13	$10	$43

The following table presents the amounts recorded on the consolidated balance sheets related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of December 31, 2020	Balance as of December 31, 2019	Balance as of December 31, 2020	Balance as of December 31, 2019
Long-term debt	$102	$103	$5	$6
(a) These fair value hedges were terminated prior to December 31, 2018.
NOTE 15

FAIR VALUE MEASUREMENTS
The fair value hierarchy consists of the following three levels:
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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Debt securities	13	—	13	—
Marketable equity securities	17	17	—	—
Total	$41	$17	$24	$—
Liabilities
Foreign exchange contracts	$19	$—	$19	$—
Contingent payments related to acquisitions	30	—	—	30
Total	$49	$—	$19	$30

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Interest rate contracts	10	—	10	—
Marketable equity securities	3	3	—	—
Total	$24	$3	$21	$—
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Interest rate contracts	52	—	52	—
Contingent payments related to acquisitions	39	—	—	39
Total	$93	$—	$54	$39
As of December 31, 2020 and 2019, cash and cash equivalents of $3.7 billion and $3.3 billion, respectively, included money market and other short-term funds of approximately $1.8 billion and $1.7 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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

as of and for the years ended December 31 (in millions)	2020	2019
Fair value at beginning of period	$39	$32
Additions	4	18
Change in fair value recognized in earnings	(2)	(4)
Payments	(11)	(7)
Fair value at end of period	$30	$39
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

	Book values		Fair values(a)
as of December 31 (in millions)	2020	2019	2020	2019
Liabilities
Short-term debt	$—	$226	$—	$226
Current maturities of long-term debt and finance lease obligations	406	315	409	315
Long-term debt and finance lease obligations	5,786	4,809	6,471	5,156
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $105 million and $73 million at December 31, 2020 and 2019, respectively.  These amounts are included in Other non-current assets on our consolidated balance sheets.
NOTE 16

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

Financial information for our segments is as follows:

for the years ended December 31 (in millions)	2020	2019	2018
Net sales:
Americas	$6,069	$6,094	$5,951
EMEA	3,129	2,968	2,946
APAC	2,475	2,300	2,202
Total net sales	$11,673	$11,362	$11,099
Operating income:
Americas	$2,235	$2,374	$2,411
EMEA	677	652	666
APAC	591	549	532
Total segment operating income	$3,503	$3,575	$3,609
Depreciation Expense:
Americas	$249	$255	$229
EMEA	150	149	158
APAC	94	85	95
Corporate and other	108	117	120
Total depreciation expense	$601	$606	$602
Capital expenditures:
Americas	$380	$325	$296
EMEA	157	143	140
APAC	103	98	122
Corporate and other	84	120	134
Total capital expenditures	$724	$686	$692
The following table is a reconciliation of segment operating income to income from continuing operations before income taxes per the consolidated statements of income.

for the years ended December 31 (in millions)	2020	2019	2018
Total segment operating income	$3,503	$3,575	$3,609
Corporate and other	(1,887)	(1,803)	(2,025)
Total operating income	1,616	1,772	1,584
Net interest expense	134	71	45
Other (income) expense, net	190	731	(78)
Income from continuing operations before income taxes	$1,292	$970	$1,617
Geographic information

for the years ended December 31 (in millions)	2020	2019	2018
Net sales:
United States	$4,878	$4,826	$4,723
Latin America and Canada	1,191	1,268	1,228
Total Americas	$6,069	$6,094	$5,951
EMEA	3,129	2,968	2,946
APAC	2,475	2,300	2,202
Total net sales	$11,673	$11,362	$11,099

as of December 31 (in millions)	2020	2019
PP&E and operating lease right-of-use assets, net:
United States	$1,888	$1,889
EMEA	1,556	1,447
APAC	1,024	959
Latin America and Canada	857	825
Consolidated PP&E and operating lease right-of-use assets, net	$5,325	$5,120

NOTE 17

QUARTERLY FINANCIAL DATA (UNAUDITED)

years ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter²	Full year¹
2020
Net sales	$2,802	$2,718	$2,972	$3,181	$11,673
Gross margin	1,163	1,038	1,195	1,191	4,587
Net income attributable to Baxter stockholders	332	246	356	168	1,102
Earnings per share
Basic	0.65	0.48	0.70	0.33	2.17
Diluted	0.64	0.48	0.69	0.33	2.13

	First quarter	Second quarter	Third quarter	Fourth quarter³	Full year
2019
Net sales	$2,638	$2,834	$2,851	$3,039	$11,362
Gross margin	1,080	1,153	1,230	1,298	4,761
Net income (loss) attributable to Baxter stockholders	342	313	369	(23)	1,001
Earnings (loss) per share
Basic	0.67	0.61	0.72	(0.05)	1.97
Diluted	0.66	0.60	0.71	(0.05)	1.93
¹Totals may not add across due to rounding.
²Results for the fourth quarter and full year of 2020 include a pre-tax charge of $110 million ($90 million, or $0.17 per diluted share, on an after-tax basis) related to the November 2020 early extinguishment of $750 million of 3.75% senior notes that were issued in March 2020, a pre-tax charge of $29 million ($22 million, or $0.04 per diluted share, on an after-tax basis) related to Sigma Spectrum infusion pump inspection and remediation activities and a pre-tax charge of $43 million ($33 million, or $0.06 per diluted share, on an after-tax basis) related to lump-sum settlement distributions made to certain former U.S. employees with vested pension benefits.
³Results for the fourth quarter and full year of 2019 include a pre-tax charge of $755 million ($568 million, or $1.09 per diluted share, on an after-tax basis) related to the annuitization of a portion of our U.S. pension plan.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Baxter International Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation Allowance on United States (U.S.) Foreign Tax Credit Carryforwards
As described in Note 12 to the consolidated financial statements, as of December 31, 2020, the Company has $1,367 million of total deferred tax assets, including $373 million of deferred tax assets for U.S. foreign tax credit carryforwards in the United States. The deferred tax assets for U.S. foreign tax credit carryforwards is partially offset by a valuation allowance of $157 million. As disclosed by management, valuation allowances are maintained unless it is more likely than not that all or a portion of the deferred tax asset will be realized. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. After evaluating the 2017 Tax Act and related U.S. Treasury Regulations, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of the Company’s U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss balance plus other recurring and non-recurring foreign inclusions.

The principal considerations for our determination that performing procedures relating to the valuation allowance on U.S. foreign tax credit carryforwards is a critical audit matter are the significant judgment by management when assessing factors related to expected future earnings, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating evidence related to management’s expected future earnings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the valuation allowance on U.S. foreign tax credit carryforwards, including controls over the development of expected future earnings. These procedures also included, among others, evaluating management’s assessment of the realizability of the deferred tax assets, including evaluating the reasonableness of expected future earnings during the applicable periods. Evaluating management’s factors related to expected future earnings involved evaluating whether the factors were reasonable considering the current and past performance of the Company and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 11, 2021

We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Remediation of Material Weakness

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified a material weakness over the accounting for certain foreign exchange gains and losses. Specifically, we did not have controls in place to monitor and quantify the difference between the foreign exchange gains and losses that we reported and the foreign exchange gains and losses that we would have reported using exchange rates determined in accordance with U.S. GAAP. Additionally, our policies and controls related to approvals and monitoring of intra-company transactions were insufficient to prevent or detect intra-company transactions undertaken solely for the purpose of generating foreign exchange gains or avoiding losses under our historical exchange rate convention. This material weakness resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Due to the actions taken by us to implement new controls and procedures, management has concluded that this material weakness has been remediated as of December 31, 2020. The actions we took to remediate the material weakness were as follows:

•Exchange Rate Policy – We discontinued the use of our historical exchange rate convention and are using the exchange rates determined in accordance with U.S. GAAP for purposes of measuring foreign currency transactions and remeasuring monetary assets and liabilities denominated in a foreign currency.
•Automated Feed – We implemented an automated feed that extracts foreign exchange rates on a daily basis from a recognized third-party exchange rate source.
•Daily Rate Comparison – We implemented a daily rate comparison control that extracts foreign exchange rates from (a) a third-party exchange rate source, (b) our treasury application, and (c) our enterprise resource planning (ERP) system and compares those rates in order to identify any potential differences and provide assurance that the correct rates were captured and are being used in our financial systems.
•Intra-company Transaction Approvals – We updated our policies to require additional approvals of intra-company transactions and implemented a requirement that such transactions be supported by a documented business purpose.
•Personnel - We made personnel changes including hiring a new treasurer from outside Baxter with more than thirty years of treasury experience and responsibility, including at four publicly traded companies. We have also hired another experienced treasury professional in a newly created director role responsible for treasury governance and controls. Additionally, we created a treasury controller role within our accounting function and are continuing to add resources as appropriate to improve our financial reporting controls related to treasury activities.

We and our Board of Directors are committed to maintaining a strong control environment and we believe that these remediation efforts represent significant improvements in our controls. We monitored the related processes and controls throughout the remediation period and have concluded that they are operating effectively.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
As previously disclosed, since 2017, we have been implementing a long-term business transformation project within our finance, human resources, purchasing and information technology functions which will further centralize and standardize business processes and systems across the company.  We have transitioned and continue to transition some processes to our shared services centers while others have been moved to outsourced providers.  This multi-year initiative is being conducted in phases and includes modifications to the design and operation of controls over financial reporting.
Other than as described in the preceding paragraph and in the Remediation of Material Weakness section above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.

None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” and “Ownership of Our Stock — Delinquent Section 16(a) Reports” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 4, 2021 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
Refer to information under the captions entitled “Executive Compensation,” and “Corporate Governance at Baxter International—Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information relating to shares of common stock that may be issued under our existing equity compensation plans as of December 31, 2020.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)(b))
Equity Compensation Plans Approved by Stockholders	22,075,966	(1)	$56.95	(2)	16,910,977	(3)
Equity Compensation Plans Not Approved by Stockholders	53,160	(4)	$28.97		—
Total	22,129,126	(5)	$56.88	(2)	16,910,977
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
(3)Includes (i) 2,002,996 shares of common stock available for purchase under the Employee Stock Purchase Plan; (ii) 447,261 shares of common stock available under the 2007 Incentive Plan; (iii) 2,689,357 shares of common stock available under the 2011 Incentive Plan; and (iv) 11,771,363 shares of common stock available under the 2015 Incentive Plan.
(4)Includes shares of common stock issuable upon exercise of options granted under the 2001 Incentive Compensation Program. These shares were made available pursuant to an amendment thereto not approved by stockholders. These additional shares were approved by our Board of Directors, not our stockholders, although our stockholders have approved the 2001 Incentive Compensation Program.
(5)Includes outstanding awards of 20,195,617 stock options, which have a weighted-average exercise price of $56.88 and a weighted-average remaining term of 6.1 years, 1,137,920 shares of common stock issuable upon vesting of restricted stock units, and 759,681 shares of common stock reserved for issuance in connection with performance share unit grants.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
The following documents are filed as a part of this report:

		Page Number
(1)	Financial Statements:

	Consolidated Balance Sheets	48

	Consolidated Statements of Income	49

	Consolidated Statements of Comprehensive Income	50

	Consolidated Statements of Changes in Equity	51

	Consolidated Statements of Cash Flows	52

	Notes to Consolidated Financial Statements	54

	Report of Independent Registered Public Accounting Firm	105

(2)	Schedules required by Article 12 of Regulation S-X:

	Schedule II — Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2020	117

	All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

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

4.9
Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 27, 2020).

4.10
First Supplemental Indenture, dated as of March 26, 2020, to the Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of form of 3.950% Senior Notes due 2030) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 27, 2020).

4.11
Registration Rights Agreement, dated as of March 26, 2020, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC (as representatives of the initial purchasers) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 27, 2020).

Number and Description of Exhibit
4.12
Second Supplemental Indenture, dated as of November 2, 2020, to the Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, (including form of 1.730% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 6, 2020).

4.13
Registration Rights Agreement, dated as of November 2, 2020, by and among the Company and BofA Securities, Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 6, 2020).

4.14	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

10.1
Five-Year Credit Agreement, dated as of December 20, 2019, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2019).

10.2
Credit Agreement, dated as of December 20, 2019, among Baxter Healthcare SA and Baxter World Trade SPRL, as Borrowers, J.P. Morgan Europe Limited, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2019).

10.30
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

10.50
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

C 10.6	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed on February 21, 2019).

C 10.7	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.8	Baxter International Inc. Equity Plan for the 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.9	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.10	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.11	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.12	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.13
Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.14	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2017).

Number and Description of Exhibit

C 10.15	Baxter International Inc. 2020 Equity Plan, effective as of March 16, 2020 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

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

C 10.18	Offer Letter between the Company and José E. Almeida, dated as of March 12, 2020 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.19	Offer letter between Baxter Healthcare SA and Cristiano Franzi, dated June 8, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.20	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014).

C 10.21
Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.22
First Amendment to Baxter International Inc. Employee Stock Purchase Plan (dated as of July 15, 2016) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on February 23, 2017).

C 10.23
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

C 10.25R
Commitment Agreement, dated as of October 4, 2019, by and among the Company, The Prudential Insurance Company of America and State Street Global Advisors Trust Company, acting solely in its capacity as the independent fiduciary of the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.26
Baxter International Inc. and Subsidiaries Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.27	First Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.28	Second Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.29
Baxter International Inc. and Subsidiaries Pension Plan II (Amended and Restated effective January 1, 2019) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.30
Baxter International Inc. and Subsidiaries Supplemental Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.31*	Baxter International Inc. and Subsidiaries Deferred Compensation Plan (As Amended and Restated effective January 1, 2021).

Number and Description of Exhibit
C 10.32
Baxter International Inc. Management Incentive Compensation Program – 2020 Program Document (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 30, 2020).

C 10.33
New Change-in-Control Agreement, dated as of September 24, 2020, between the Company and José E. Almeida (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.34	Form of Amended Grandfathered Change-in-Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.35
Amended OUS Change-in-Control Agreement, dated as of September 25, 2020, between Baxter Healthcare SA and Cristiano Franzi (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.36	Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on October 29, 2020).

C 10.37	Baxter International Inc. Executive Severance Plan, effective November 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2020).

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________
*    Filed herewith.
R    Includes redactions.
C    Management contract or compensatory plan or arrangement.
(P)Paper exhibit

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ José E. Almeida
José E. Almeida
Chairman and Chief Executive Officer
DATE: February 11, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2021.

Signature	Title

/s/ José E. Almeida	Chairman and Chief Executive Officer
José E. Almeida	(principal executive officer)

/s/ James K. Saccaro	Executive Vice President and Chief Financial Officer
James K. Saccaro	(principal financial officer)

/s/ Brian C. Stevens	Senior Vice President, Chief Accounting Officer and Controller
Brian C. Stevens	(principal accounting officer)

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ John D. Forsyth	Director
John D. Forsyth

/s/ James R. Gavin III, M.D., Ph.D.	Director
James R. Gavin III, M.D., Ph.D.

/s/ Peter S. Hellman	Director
Peter S. Hellman

/s/ Michael F. Mahoney	Director
Michael F. Mahoney

/s/ Patricia B. Morrison	Director
Patricia B. Morrison

/s/ Stephen N. Oesterle, M.D.	Director
Stephen N. Oesterle, M.D.

/s/ Cathy R. Smith	Director
Cathy R. Smith

/s/ Thomas T. Stallkamp	Director
Thomas T. Stallkamp

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

/s/ Amy A. Wendell	Director
Amy A. Wendell

SCHEDULE II – Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2020

		Additions
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Charged to costs and expenses	(Credited) charged to other accounts (1)	Deductions	Balance at end of period
Year ended December 31, 2020:
Allowance for doubtful accounts	$112	11	6	(4)	$125
Deferred tax asset valuation allowance	$420	77	26	(69)	$454
Year ended December 31, 2019:
Allowance for doubtful accounts	$110	12	(2)	(8)	$112
Deferred tax asset valuation allowance (as restated)	$310	117	—	(7)	$420
Year ended December 31, 2018:
Allowance for doubtful accounts	$120	4	(7)	(7)	$110
Deferred tax asset valuation allowance	$483	20	(4)	(189)	$310
______________________________________
(1)Valuation accounts of acquired or divested companies, adoption of a new accounting pronouncement and foreign currency translation adjustments.
Reserves are deducted from assets to which they apply.