Form 10-Q
period 2021-03-31
BAXTER INTERNATIONAL INC
filed 2021-04-29
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 22, 2021 was 502,851,993 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$3,182	$3,730
Accounts receivable, net of allowances of $120 in 2021 and $125 in 2020	1,915	2,007
Inventories	2,017	1,916
Prepaid expenses and other current assets	742	758
Total current assets	7,856	8,411
Property, plant and equipment, net	4,614	4,722
Goodwill	3,111	3,217
Other intangible assets, net	1,962	1,671
Operating lease right-of-use assets	567	603
Other non-current assets	1,356	1,395
Total assets	$19,466	$20,019
Current liabilities:
Current maturities of long-term debt and finance lease obligations	407	406
Accounts payable	1,023	1,043
Accrued expenses and other current liabilities	1,757	1,884
Total current liabilities	3,187	3,333
Long-term debt and finance lease obligations	5,681	5,786
Operating lease liabilities	472	501
Other non-current liabilities	1,636	1,673
Total liabilities	10,976	11,293
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2021 and 2020	683	683
Common stock in treasury, at cost, 180,817,748 shares in 2021 and 178,580,208 shares in 2020	(11,296)	(11,051)
Additional contributed capital	6,043	6,043
Retained earnings	16,502	16,328
Accumulated other comprehensive (loss) income	(3,480)	(3,314)
Total Baxter stockholders’ equity	8,452	8,689
Noncontrolling interests	38	37
Total equity	8,490	8,726
Total liabilities and equity	$19,466	$20,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2021	2020
Net sales	$2,946	$2,802
Cost of sales	1,801	1,639
Gross margin	1,145	1,163
Selling, general and administrative expenses	627	628
Research and development expenses	128	146
Other operating income, net	—	(20)
Operating income	390	409
Interest expense, net	34	21
Other expense, net	5	10
Income before income taxes	351	378
Income tax expense	51	45
Net income	300	333
Net income attributable to noncontrolling interests	2	1
Net income attributable to Baxter stockholders	$298	$332
Earnings per share
Basic	$0.59	$0.65
Diluted	$0.58	$0.64
Weighted-average number of shares outstanding
Basic	505	507
Diluted	511	516
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended March 31,
	2021	2020
Net income	$300	$333
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $17 and $(8) for the three months ended March 31, 2021 and 2020, respectively	(208)	(359)
Pension and other postretirement benefits, net of tax expense of $8 and $6 for the three months ended March 31, 2021 and 2020, respectively	30	22
Hedging activities, net of tax expense (benefit) of $3 and ($39) for the three months ended March 31, 2021 and 2020, respectively	12	(130)
Total other comprehensive income (loss), net of tax	(166)	(467)
Comprehensive income (loss)	134	(134)
Less: Comprehensive income attributable to noncontrolling interests	2	1
Comprehensive income (loss) attributable to Baxter stockholders	$132	$(135)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended March 31, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2021	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income	—	—	—	—	—	298	—	298	2	300
Other comprehensive income (loss)	—	—	—	—	—	—	(166)	(166)	—	(166)
Purchases of treasury stock	—	—	4	(300)	—	—	—	(300)	—	(300)
Stock issued under employee benefit plans and other	—	—	(2)	55	—	—	—	55	—	55
Dividends declared on common stock	—	—	—	—	—	(124)	—	(124)	—	(124)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2021	683	$683	181	$(11,296)	$6,043	$16,502	$(3,480)	$8,452	$38	$8,490

	For the three months ended March 31, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2020	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standard	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	332	—	332	1	333
Other comprehensive income (loss)	—	—	—	—	—	—	(467)	(467)	—	(467)
Stock issued under employee benefit plans and other	—	—	(2)	87	(20)	—	—	67	—	67
Dividends declared on common stock	—	—	—	—	—	(111)	—	(111)	—	(111)
Balance as of March 31, 2020	683	$683	175	$(10,677)	$5,935	$15,935	$(4,177)	$7,699	$31	$7,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2021	2020
Cash flows from operations
Net income	$300	$333
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	217	199
Deferred income taxes	(25)	(17)
Stock compensation	22	29
Net periodic pension and other postretirement costs	26	20
Other	14	13
Changes in balance sheet items:
Accounts receivable, net	51	(57)
Inventories	(129)	(83)
Prepaid expenses and other current assets	2	(14)
Accounts payable	22	82
Accrued expenses and other current liabilities	(124)	(192)
Other	1	(39)
Cash flows from operations – continuing operations	377	274
Cash flows from operations – discontinued operations	—	(2)
Cash flows from operations	377	272
Cash flows from investing activities
Capital expenditures	(171)	(172)
Acquisitions, net of cash acquired, and investments	(381)	(443)
Other investing activities, net	14	11
Cash flows from investing activities	(538)	(604)
Cash flows from financing activities
Issuances of debt	—	1,240
Cash dividends on common stock	(125)	(111)
Proceeds from stock issued under employee benefit plans	48	66
Purchases of treasury stock	(253)	—
Other financing activities, net	(28)	(25)
Cash flows from financing activities	(358)	1,170
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(31)	(63)
Increase (decrease) in cash, cash equivalents and restricted cash	(550)	775
Cash, cash equivalents and restricted cash at beginning of period	3,736	3,335
Cash, cash equivalents and restricted cash at end of period (1)	$3,186	$4,110
(1)    We did not have any restricted cash balances as of March 31, 2020 or December 31, 2019. The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$3,182	$3,730
Restricted cash included in prepaid expenses and other current assets	4	6
Cash, cash equivalents and restricted cash	$3,186	$3,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we or our) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).
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
2. ACQUISITIONS AND OTHER ARRANGEMENTS
Transderm Scop
In March 2021, we acquired the rights to Transderm Scop (TDS) for the U.S. and specified territories outside of the U.S. from subsidiaries of GlaxoSmithKline for an upfront purchase price of $60 million including the cost of acquired inventory and the potential for additional cash consideration of $30 million, which had an acquisition-date fair value of $24 million, based upon regulatory approval of a new contract manufacturer by a specified date. We previously sold this product under a distribution license to the U.S. institutional market. TDS is indicated for post-operative nausea and vomiting in the U.S. and motion sickness in European markets. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The fair value of the potential contingent consideration payment was estimated by applying a probability-weighted expected payment model and is a Level 3 fair value measurement due to the significant estimates and assumptions used by management in establishing the estimated fair value.

The following table summarizes the fair value of the consideration transferred:

(in millions)
Cash	$60
Contingent Consideration	24
Total Consideration	$84

The following table summarizes the fair value of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Inventory	$14
Goodwill	3
Other intangible assets	67
Total assets required	$84

The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as we finalize our fair value estimates. The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired and were insignificant during the three months ended March 31, 2021.

We allocated $64 million of the total consideration to the TDS developed product rights with an estimated useful life of 9 years and $3 million to customer relationships with an estimated useful life of 7 years. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the intangible assets were 22.5% for developed product rights and 15.5% for customer relationships. We consider the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.

The goodwill, which is deductible for tax purposes, includes the value of overall strategic benefits provided to our pharmaceutical portfolio and is included in the Americas and EMEA segments.

We have not presented pro forma financial information for the acquisition because its results are not material to our consolidated financial statements.
Caelyx and Doxil
In February 2021, we acquired the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S. We previously acquired the U.S. rights to this product in 2019. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer. The transaction was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in the developed technology intangible asset. The purchase price of $325 million was allocated to the assets acquired, which included a $314 million developed-technology intangible asset with an estimated useful life of 9 years and an $11 million customer relationship intangible asset with an estimated useful life of 8 years. Net sales related to this acquisition from the acquisition date through March 31, 2021 were $13 million.
3. SUPPLEMENTAL FINANCIAL INFORMATION
Interest Expense, Net

	Three months ended March 31,
(in millions)	2021	2020
Interest expense, net of capitalized interest	$37	$30
Interest income	(3)	(9)
Interest expense, net	$34	$21
Other Expense, Net

	Three months ended March 31,
(in millions)	2021	2020
Foreign exchange (gains) losses, net	$(3)	$11
Pension and other postretirement benefit plans	4	(1)
Other, net	4	—
Other expense, net	$5	$10

Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
(in millions)	2021	2020
Balance at beginning of period	$125	$112
Adoption of new accounting standard	—	4
Charged to costs and expenses	1	7
Currency translation adjustments	(6)	(9)
Balance at end of period	$120	$114
Inventories

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$457	$460
Work in process	221	196
Finished goods	1,339	1,260
Inventories	$2,017	$1,916
Property, Plant and Equipment, Net

(in millions)	March 31, 2021	December 31, 2020
Property, plant and equipment, at cost	$11,105	$11,271
Accumulated depreciation	(6,491)	(6,549)
Property, plant and equipment, net	$4,614	$4,722
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the three months ended March 31, 2021 and 2020 were $5 million and $15 million, respectively. As of March 31, 2021, we have entered into lease agreements with aggregate future lease payments of approximately $46 million for facilities and equipment that have not yet commenced.
Purchases of property, plant and equipment included in accounts payable as of March 31, 2021 and 2020 were $63 million and $49 million, respectively.
Unsettled share repurchases included in accrued expenses and other current liabilities were $47 million as of March 31, 2021. There were no unsettled share repurchases as of March 31, 2020.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2020	$2,574	$406	$237	$3,217
Reallocation of goodwill	81	(81)	—	—
Acquisitions	2	1	—	3
Currency translation	(90)	(11)	(8)	(109)
Balance as of March 31, 2021	$2,567	$315	$229	$3,111
As of March 31, 2021, there were no reductions in goodwill relating to impairment losses.

As discussed in Note 16 - Segment Information, we made a change to our reportable segments in the first quarter of 2021. As a result of this change, we reallocated goodwill from our EMEA segment to the Americas segment using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.
Other intangible assets, net
The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2021
Gross other intangible assets	$3,023	$491	$169	$3,683
Accumulated amortization	(1,394)	(327)	—	(1,721)
Other intangible assets, net	$1,629	$164	$169	$1,962
December 31, 2020
Gross other intangible assets	$2,713	$495	$169	$3,377
Accumulated amortization	(1,374)	(332)	—	(1,706)
Other intangible assets, net	$1,339	$163	$169	$1,671
Intangible asset amortization expense was $64 million and $52 million for the three months ended March 31, 2021 and 2020, respectively.
5. FINANCING ARRANGEMENTS
Credit Facilities
Our U.S. dollar-denominated revolving credit facility has a capacity of $2.0 billion and our Euro-denominated revolving credit facility has a capacity of approximately €200 million. As of March 31, 2021 and December 31, 2020, there were no borrowings outstanding under our U.S. dollar or Euro-denominated credit facilities.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2021 and December 31, 2020, our total recorded reserves with respect to legal and environmental matters were $53 million and $40 million, respectively, and there was a $7 million insurance receivable as of March 31, 2021.
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

Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of March 31, 2021 and December 31, 2020, our environmental reserves, which are measured on an undiscounted basis, were $19 million and $20 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In April 2017, we became aware of a criminal investigation by the U.S. Department of Justice (DOJ), Antitrust Division and a federal grand jury in the United States District Court for the Eastern District of Pennsylvania. We and an employee received subpoenas seeking production of documents and testimony regarding the manufacturing, selling, pricing and shortages of IV solutions and containers (including saline solutions and certain other injectable medicines sold by us) and communications with competitors regarding the same. On November 30, 2018, the DOJ notified us that it had closed the investigation. The New York Attorney General had also requested that we provide information regarding business practices in the IV saline industry. We cooperated with that request and have been advised that the matter has now been closed.
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
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. Plaintiffs filed an amended complaint on June 25, 2020 containing substantially the same allegations. On August 24, 2020, we filed a motion to dismiss the amended complaint. On January 12, 2021, the Court granted our motion to dismiss the amended complaint but gave plaintiffs an opportunity to file a further-amended complaint. The parties reached an agreement to settle the case for $16 million, subject to the completion of confirmatory discovery and final approval by the Court. The Court granted preliminary approval of the settlement on April 20, 2021. A final approval hearing is currently scheduled for August 10, 2021. We are fully reserved for the settlement amount as of March 31, 2021.
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
7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Stock compensation expense totaled $22 million and $29 million in the first quarter of 2021 and 2020, respectively. Approximately 75% of stock compensation expense is classified within SG&A expense with the remainder classified in cost of sales and R&D expense.
We awarded stock compensation grants which consisted of 4.0 million stock options, 0.5 million restricted stock units (RSUs) and 0.3 million performance stock units (PSUs) during the first quarter of 2021. The grant date fair values of stock options, RSUs and PSUs awarded in the first quarter of 2021 were $62 million, $40 million and $27 million, respectively. Stock options and RSUs generally vest in one-third increments over a three-year period. Approximately 12.5% of the PSUs with a grant date in the current period related to the establishment of the adjusted operating margin vesting condition for awards issued in 2019. The remainder of PSUs granted in the current period were awarded in March 2021, for which the vesting conditions are equally divided based on our compound annual sales growth rate performance, our adjusted return on invested capital performance and on our stock performance relative to a specified peer group. All of the PSUs vest at the end of the applicable three-year service period.
Stock Options
The weighted-average Black-Scholes assumptions used in establishing the fair value of stock options granted during the period, along with weighted-average grant date fair values, were as follows:

	Three months ended March 31,
	2021	2020
Expected volatility	25%	26%
Expected life (in years)	5.5	5.5
Risk-free interest rate	0.8%	0.6%
Dividend yield	1.3%	1.2%
Fair value per stock option	$16	$16
The total intrinsic value of stock options exercised was $21 million and $52 million during the first quarters of 2021 and 2020, respectively.
As of March 31, 2021, the unrecognized compensation cost related to all unvested stock options of $109 million is expected to be recognized as expense over a weighted-average period of 2.1 years.
RSUs
As of March 31, 2021, the unrecognized compensation cost related to all unvested RSUs of $75 million is expected to be recognized as expense over a weighted-average period of 2.1 years.
PSUs
As of March 31, 2021, the unrecognized compensation cost related to all unvested PSUs of $46 million is expected to be recognized as expense over a weighted-average period of 1.8 years.

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
Cash Dividends
Cash dividends declared per share for the three months ended March 31, 2021 and March 31, 2020 were $0.245 and $0.22, respectively.
Stock Repurchase Programs
In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first quarter of 2021, we repurchased 3.6 million shares under this authority pursuant to a Rule 10b5-1 plan. During the first quarter of 2020, we did not repurchase any shares under this authority. As of March 31, 2021, we recognized a liability within accrued expenses and other current liabilities of $47 million for share repurchases that settled in April 2021. We had $1.6 billion remaining available under the authorization as of March 31, 2021.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.
The following table is a net-of-tax summary of the changes in accumulated other comprehensive (loss) income (AOCI) by component for the three months ended March 31, 2021 and 2020.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
Other comprehensive income (loss) before reclassifications	(208)	13	3	(192)
Amounts reclassified from AOCI (a)	—	17	9	26
Net other comprehensive income (loss)	(208)	30	12	(166)
Balance as of March 31, 2021	$(2,795)	$(544)	$(141)	$(3,480)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
Other comprehensive income (loss) before reclassifications	(359)	10	(131)	(480)
Amounts reclassified from AOCI (a)	—	12	1	13
Net other comprehensive income (loss)	(359)	22	(130)	(467)
Balance as of March 31, 2020	$(3,313)	$(693)	$(171)	$(4,177)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2021 and 2020.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2021	Three Months Ended March 31, 2020	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(21)	$(15)	Other expense, net
Less: Tax effect	4	3	Income tax expense
	$(17)	$(12)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$(10)	$(1)	Cost of sales
Interest rate contracts	$(1)	—	Interest expense, net
	(11)	(1)	Total before tax
Less: Tax effect	2	—	Income tax expense
	$(9)	$(1)	Net of tax
Total reclassifications for the period	$(26)	$(13)	Total net of tax

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
As of March 31, 2021, we had $7.9 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 25% of this amount as revenue over the remainder of 2021, 30% in 2022, 25% in 2023, and 10% in each of 2024 and 2025.

Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accounts receivable, net and accrued expenses and other current liabilities on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three months ended March 31, 2021 and 2020 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.6 billion and $1.7 billion as of March 31, 2021 and December 31, 2020, respectively.
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
The following table summarizes our contract assets:

(in millions)	March 31, 2021	December 31, 2020
Contract manufacturing services	$49	$47
Software sales	41	40
Bundled equipment and consumable medical products contracts	46	47
Contract assets	$136	$134
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	March 31, 2021	December 31, 2020
Prepaid expenses and other current assets	$74	$70
Other non-current assets	62	64
Contract assets	$136	$134

Accrued expenses and other current liabilities	$38	$32
Other non-current liabilities	42	34
Contract liabilities	$80	$66

Contract liabilities are recognized when a customer pays consideration before we transfer goods or provide services. During the three months ended March 31, 2021 and 2020, the amount of revenue recognized that was included in contract liabilities as of December 31, 2020 and 2019 was not significant.
Disaggregation of Net Sales
Beginning in the first quarter of 2021, our product category net sales disclosures (previously referred to as global business units (GBUs)) separately present net sales from our BioPharma Solutions business, which was previously included within Other. Concurrent with that disaggregation of net sales from our BioPharma Solutions business, we have also allocated certain previously unallocated sales deductions from Other to various categories, primarily based on their respective net sales. Net sales for the first quarter of 2020 have been recast to conform to the current period presentation.
The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	Three Months Ended March 31,
	2021			2020
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$216	$706	$922	$204	$666	$870
Medication Delivery [2]	411	241	652	449	229	678
Pharmaceuticals [3]	200	352	552	220	296	516
Clinical Nutrition [4]	83	151	234	79	138	217
Advanced Surgery [5]	126	91	217	137	87	224
Acute Therapies [6]	81	126	207	60	96	156
BioPharma Solutions [7]	44	91	135	48	66	114
Other [8]	19	8	27	20	7	27
Total Baxter	$1,180	$1,766	$2,946	$1,217	$1,585	$2,802

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
7BioPharma Solutions includes sales of contracted services we provide to various pharmaceutical and biopharmaceutical companies.
8Other includes sales of miscellaneous product and service offerings.

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

The components of lease revenue for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended March 31,
(in millions)	2021	2020
Sales-type lease revenue	$6	$6
Operating lease revenue	34	14
Variable lease revenue	17	18
Total lease revenue	$57	$38

Our net investment in sales-type leases was $131 million as of March 31, 2021, of which $19 million originated in 2017 and prior, $32 million in 2018, $36 million in 2019, $38 million in 2020 and $6 million in 2021.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities through March 31, 2021, we have incurred cumulative pre-tax costs of $1.1 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $12 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three months ended March 31, 2021 and 2020, we recorded the following charges related to business optimization programs.

	Three Months Ended March 31,
(in millions)	2021	2020
Restructuring charges	$25	$25
Costs to implement business optimization programs	2	7
Total business optimization charges	$27	$32
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three months ended March 31, 2021 and 2020, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.
During the three months ended March 31, 2021 and 2020, we recorded the following restructuring charges.

	Three months ended March 31, 2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$16	$5	$—	$21
Asset impairments	4	—	—	4
Total restructuring charges	$20	$5	$—	$25

	Three months ended March 31, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$2	$16	$1	$19
Asset impairments	6	—	—	6
Total restructuring charges	$8	$16	$1	$25

In conjunction with our business optimization initiatives in 2020, we sold property that resulted in a gain of $17 million. This gain is reflected within other operating income, net in our condensed consolidated statement of income for the three months ended March 31, 2020.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2020	$113
Charges	21
Payments	(24)
Currency translation	(3)
Liability balance as of March 31, 2021	$107
Substantially all of our restructuring liabilities as of March 31, 2021 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2022.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended March 31,
(in millions)	2021	2020
Pension benefits
Service cost	$22	$21
Interest cost	18	24
Expected return on plan assets	(36)	(41)
Amortization of net losses and prior service costs	23	19
Net periodic pension cost	$27	$23
OPEB
Interest cost	$1	$1
Amortization of net loss and prior service credit	(2)	(4)
Net periodic OPEB cost (income)	$(1)	$(3)

12. INCOME TAXES
Our effective income tax rate was 14.5% and 11.9% for the three months ended March 31, 2021 and 2020, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended March 31, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to decreases in accrued withholding taxes in several foreign jurisdictions and a favorable geographic earnings mix.
As of March 31, 2021, we had an uncertain tax position under appeal in a foreign jurisdiction for which we did not record income tax expense because we believed that the position had a more-likely-than-not chance of being sustained based on its technical merits under the applicable tax laws. On April 23, 2021, we received an unfavorable court decision related to this matter. As a result of that decision, we will record a discrete income tax expense of $22 million to reflect the resolution of this tax matter in the second quarter of 2021.
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
The following table is a reconciliation of basic shares to diluted shares.

	Three months ended March 31,
(in millions)	2021	2020
Basic shares	505	507
Effect of dilutive securities	6	9
Diluted shares	511	516
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 7 million and 1 million equity awards for the three months ended March 31, 2021, and 2020, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 7 for additional information regarding items impacting basic and diluted shares.

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.
We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Renminbi, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, Indian Rupee and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are generally classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our derivatives and foreign-currency denominated debt as hedging instruments in cash flow, fair value, or net investment hedges.
Cash Flow Hedges
We may use options, including collars and purchased options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. We periodically use treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt.
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in cost of sales and interest expense, net, and are primarily related to forecasted third-party sales denominated in foreign currencies, forecasted intra-company sales denominated in foreign currencies, and forecasted interest payments on anticipated issuances of debt, respectively.
The notional amounts of foreign exchange contracts designated as cash flow hedges were $355 million and $345 million as of March 31, 2021 and December 31, 2020, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at March 31, 2021 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2021 and December 31, 2020.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets changes in fair value attributable to a particular risk, such as changes in interest rates, of the hedged item, which are also recognized in earnings. Changes in the fair value of hedge instruments designated as fair value hedges are classified in interest expense, net, as they hedge the interest rate risk associated with certain of our fixed-rate debt.

There were no outstanding interest rate contracts designated as fair value hedges as of March 31, 2021 and December 31, 2020.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of March 31, 2021, we had an accumulated pre-tax unrealized translation loss in AOCI of $131 million related to the Euro-denominated senior notes.
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
There were no hedge dedesignations in the first three months of 2021 or 2020 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2021 or 2020.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first three months of 2021 or 2020.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $780 million as of March 31, 2021 and $1.0 billion as of December 31, 2020.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2021	2020		2021	2020
Cash flow hedges
Interest rate contracts	$—	$(184)	Interest expense, net	$(1)	$—
Foreign exchange contracts	4	14	Cost of sales	(10)	(1)
Net investment hedges	114	49	Other expense, net	—	—
Total	$118	$(121)		$(11)	$(1)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2021	2020
Undesignated derivative instruments
Foreign exchange contracts	Other expense, net	$(22)	$2

As of March 31, 2021, $12 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2021.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	2	Accrued expenses and other current liabilities	8
Total derivative instruments designated as hedges		2		8
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	1	Accrued expenses and other current liabilities	7
Total derivative instruments		$3		$15
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2020.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	17
Total derivative instruments designated as hedges		—		17
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	11	Accrued expenses and other current liabilities	2
Total derivative instruments		$11		$19
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

	March 31, 2021		December 31, 2020
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$3	$15	$11	$19
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(3)	(3)	(6)	(6)
Total	$—	$12	$5	$13
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of March 31, 2021	Balance as of December 31, 2020	Balance as of March 31, 2021	Balance as of December 31, 2020
Long-term debt	$102	$102	$5	$5
(a) These fair value hedges were terminated in 2018 and earlier periods.

15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$3	$—	$3	$—
Debt securities	13	—	13	—
Marketable equity securities	2	2	—	—
Total	$18	$2	$16	$—
Liabilities
Foreign exchange contracts	$15	$—	$15	$—
Contingent payments related to acquisitions	38	—	—	38
Total	$53	$—	$15	$38

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Debt securities	13	—	13	—
Marketable equity securities	17	17	—	—
Total	$41	$17	$24	$—
Liabilities
Foreign exchange contracts	$19	$—	$19	$—
Contingent payments related to acquisitions	30	—	—	30
Total	$49	$—	$19	$30
As of March 31, 2021 and December 31, 2020, cash and cash equivalents of $3.2 billion and $3.7 billion, respectively, included money market and other short-term funds of approximately $1.7 billion and $1.8 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended March 31,
(in millions)	2021	2020
Fair value at beginning of period	$30	$39
Additions	24	4
Change in fair value recognized in earnings	—	(3)
Payments	(16)	(1)
Fair value at end of period	$38	$39
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of March 31, 2021 and December 31, 2020.

	Book values		Fair values(a)
(in millions)	2021	2020	2021	2020
Liabilities
Current maturities of long-term debt and finance lease obligations	407	406	409	409
Long-term debt and finance lease obligations	5,681	5,786	6,085	6,471
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $98 million at March 31, 2021 and $105 million at December 31, 2020. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
16. SEGMENT INFORMATION
We manage our business based on three geographical segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Our segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. In the first quarter of 2021, the information provided to our Chief Executive Officer for purposes of allocating resources and assessing performance was updated to reallocate contracted services activities performed at a German manufacturing facility from our EMEA segment to our Americas segment. The contracted services performed at that facility are part of our BioPharma Solutions business, which is managed as part of the Americas segment. Accordingly, the reported financial results of the Americas segment now include the contracted services activities performed at that facility. Segment results for the first quarter of 2020 have been recast to conform to the current period presentation.
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our business segments. Intersegment sales are eliminated in consolidation.
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, certain product category support costs, stock compensation expense, certain employee benefit plan costs, certain foreign currency hedging activities, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
Financial information for our segments is as follows.

	Three months ended March 31,
(in millions)	2021	2020
Net sales:
Americas	$1,560	$1,565
EMEA	738	688
APAC	648	549
Total net sales	$2,946	$2,802
Operating income:
Americas	$599	$588
EMEA	135	117
APAC	138	128
Total segment operating income	$872	$833
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended March 31,
(in millions)	2021	2020
Total segment operating income	$872	$833
Corporate and other	(482)	(424)
Total operating income	390	409
Net interest expense	34	21
Other expense, net	5	10
Income before income taxes	$351	$378
Refer to Note 9 for additional information on Net Sales by product category.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three months ended March 31, 2021 totaled $298 million, or $0.58 per diluted share, compared to $332 million, or $0.64 per diluted share for the three months ended March 31, 2020. Net income for the three months ended March 31, 2021 included special items which decreased net income by $88 million, or $0.18 per diluted share, as further discussed below. Net income for the three months ended March 31, 2020 included special items which decreased net income by $93 million, or $0.18 per diluted share, as further discussed below.
Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
(in millions)	2021	2020
Gross Margin
Intangible asset amortization expense	$(64)	$(52)
Business optimization items[1]	(21)	(10)
Acquisition and integration expenses[2]	—	(7)
European medical devices regulation[3]	(8)	(6)
Investigation and related costs[4]	—	(3)
Total Special Items	$(93)	$(78)
Impact on Gross Margin Ratio	(3.1 pts)	(2.8 pts)
Selling, General and Administrative (SG&A) Expenses
Business optimization items[1]	$6	$21
Acquisition and integration expenses[2]	1	3
Investigation and related costs[4]	11	14
Total Special Items	$18	$38
Impact on SG&A Ratio	0.6 pts	1.3 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$—	$1
Acquisition and integration expenses[2]	—	21
Investigation and related costs[4]	—	1
Total Special Items	$—	$23
Impact on R&D Ratio	0.0 pts	0.8 pts
Other Operating Income, net
Business optimization items[1]	$—	$(17)
Acquisition and integration expenses[2]	—	(3)
Total Special Items	$—	$(20)
Income Tax Expense
Tax effects of special items[5]	$(23)	$(26)
Total Special Items	$(23)	$(26)
Impact on Effective Tax Rate	(1.5 pts)	(2.4 pts)

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

1In 2021 and 2020, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. Our results in 2021 and 2020 included business optimization charges of $27 million and $32 million, respectively. Additionally, we recognized a gain of $17 million in 2020 for property we sold in conjunction with our business optimization initiatives. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.

2Our results in 2021 included $1 million of integration expenses related to our acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. Our results in 2020 included $28 million of acquisition and integration expenses related to our acquisitions of Cheetah Medical Inc. (Cheetah), Seprafilm and in-process R&D assets, partially offset by the change in the estimated fair value of contingent consideration liabilities. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
3Our results in 2021 and 2020 included $8 million and $6 million, respectively, related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that are scheduled to become effective in stages beginning in 2021.
4Our results in 2021 and 2020 included charges of $11 million and $18 million, respectively, for investigation and related costs. This included $2 million in 2021 and $10 million in 2020 of costs related to our investigation of foreign exchange gains and losses associated with certain intra-company transactions and related legal matters. We also recorded a charge of $9 million in the first quarter of 2021 for a proposed settlement of shareholder litigation related to that investigation. Additionally, we recorded incremental stock compensation expense of $8 million in 2020 as we extended the term of certain stock options that were scheduled to expire in the first quarter of 2020. Refer to Notes 6 and 7 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation and related legal charge and stock compensation expense.
5Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
NET SALES

	Three Months Ended March 31,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
United States	$1,180	$1,217	(3)%	(3)%
International	$1,766	1,585	11%	5%
Total net sales	$2,946	$2,802	5%	1%

Foreign currency favorably impacted net sales by 4 percentage points during the first quarter of 2021 compared to the prior-year period principally due to the weakening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound and Chinese Renminbi.
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
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. For further discussion, refer to the Product Category Net Sales Reporting section below and Item 1A. Risk Factors in our 2020 Annual Report.
Product Category Net Sales Reporting
Beginning in the first quarter of 2021, our product category net sales disclosures (previously referred to as global business units (GBUs)) separately present net sales from our BioPharma Solutions business, which was previously included within Other. Concurrent with that disaggregation of net sales from our BioPharma Solutions business, we have also allocated certain previously unallocated sales deductions from Other to various categories, primarily based on their respective net sales. Net sales for the first quarter of 2020 have been recast to conform to the current period presentation.
Our product categories include the following:
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
•    BioPharma Solutions includes sales of contracted services we provide to various pharmaceutical and biopharmaceutical companies.
•    Other includes sales of other miscellaneous product and service offerings.
The following is a summary of net sales by product category:

	Three Months Ended March 31,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
Renal Care	$922	$870	6%	2%
Medication Delivery	652	678	(4)%	(6)%
Pharmaceuticals	552	516	7%	1%
Clinical Nutrition	234	217	8%	3%
Advanced Surgery	217	224	(3)%	(6)%
Acute Therapies	207	156	33%	28%
BioPharma Solutions	135	114	18%	11%
Other	27	27	0%	(4)%
Total Baxter	$2,946	$2,802	5%	1%

Renal Care net sales increased 6% in the first quarter of 2021, as compared to the prior-year period. That increase was driven by global patient growth in PD and a 4% positive impact from foreign exchange rate changes, as compared to the prior-year period.
Medication Delivery net sales decreased 4% in the first quarter of 2021, as compared to the prior-year period. That decrease was primarily driven by lower demand for our infusion systems and related IV administration sets and solutions due to lower hospital admission rates and a reduction in elective surgeries resulting from the COVID-19 pandemic. Additionally, the prior-year period benefited from additional sales as our customers prepared for the impact of COVID-19. Those decreases were partially offset by changes in foreign exchange rates which had a favorable impact on Medication Delivery net sales of 2% in the first quarter of 2021, as compared to the prior-year period.
Pharmaceuticals net sales increased 7% in the first quarter of 2021, as compared to the prior-year period. That increase was driven by a 6% positive impact from foreign exchange rate changes, compared to the prior-year period. Additionally, the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. contributed $13 million of net sales in the first quarter of 2021. Those increases were partially offset by lower demand for inhaled anesthesia products resulting from the COVID-19 pandemic. Additionally, the prior-year period benefited from additional sales as our customers prepared for the impact of COVID-19.
Clinical Nutrition net sales increased 8% in the first quarter of 2021, as compared to the prior-year period. That increase was driven by a 5% positive impact from foreign exchange rate changes, compared to the prior-year period. Additionally, Clinical Nutrition net sales increased due to higher demand for our PN therapies and related products.
Advanced Surgery net sales decreased 3% in the first quarter of 2021, as compared to the prior-year period. That decrease was driven by the impact of the COVID-19 pandemic as many elective surgeries were postponed. Additionally, contributing to the decrease compared to the prior-year period was increased demand for our hemostats and sealants in the first quarter of 2020 due, in part, to competitive supply disruptions. Partially offsetting those decreases was the acquisition of Seprafilm in February of 2020, which contributed $8 million of incremental sales in the first quarter of 2021, and a 3% positive impact from foreign exchange rate changes, as compared to the prior-year period.
Acute Therapies net sales increased 33% in the first quarter of 2021, as compared to the prior-year period. That increase was driven by increased global demand for our CRRT systems to treat acute kidney injury during the COVID-19 pandemic and a 5% positive impact from foreign exchange rate changes, as compared to the prior-year period.
BioPharma Solutions net sales increased 18% in the first quarter of 2021, as compared to the prior-year period. That increase was driven by manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies and a 7% positive impact from foreign exchange rate changes, as compared to the prior-year period.
Gross Margin and Expense Ratios

	Three months ended March 31,
	2021	% of net sales	2020	% of net sales	$ change	% change
Gross margin	$1,145	38.9%	$1,163	41.5%	$(18)	(1.5)%
SG&A	$627	21.3%	$628	22.4%	$(1)	(0.2)%
R&D	$128	4.3%	$146	5.2%	$(18)	(12.3)%

Gross Margin
The gross margin ratio was 38.9% and 41.5% in the first quarter of 2021 and 2020, respectively. The special items identified above had an unfavorable impact of approximately 3.1 and 2.8 percentage points on the gross margin ratio in the first quarter of 2021 and 2020, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased in the first quarter of 2021 compared to the prior-year period due to an unfavorable product mix and higher manufacturing and supply chain costs resulting from the COVID-19 pandemic.

SG&A
The SG&A expenses ratio was 21.3% and 22.4% in the first quarter of 2021 and 2020, respectively. The special items identified above had an unfavorable impact of approximately 0.6 and 1.3 percentage points on the SG&A expenses ratio in the first quarter of 2021 and 2020, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio decreased in the first quarter of 2021 compared to the prior-year period primarily due to actions we took to restructure our cost position and focus on expense management and reduced travel and related expenses due to the COVID-19 pandemic.
R&D
The R&D expenses ratio was 4.3% and 5.2% in the first quarter of 2021 and 2020, respectively. The special items identified above had no impact and an unfavorable impact of approximately 0.8 percentage points on the R&D expenses ratio in the first quarter of 2021 and 2020, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio decreased in the first quarter of 2021 compared to the prior-year period as a result of actions we took to restructure our cost position and focus on expense management and reduced travel and related expenses due to the COVID-19 pandemic.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through March 31, 2021, we have incurred cumulative pre-tax costs of $1.1 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $12 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of more than $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 99 percent of the expected annual pre-tax savings are expected to be realized by the end of 2021, with the remainder by the end of 2023.
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
Interest Expense, Net
Interest expense, net was $34 million and $21 million in the first quarter of 2021 and 2020, respectively. The increase in 2021 was primarily driven by higher average debt outstanding and lower interest income due to lower interest rates.

Other Expense, Net
Other expense, net was $5 million and $10 million in the first quarter of 2021 and 2020, respectively. The decrease in the first quarter of 2021 compared to the prior year was primarily due to a foreign exchange net gain in the current year compared to a net loss in the prior year, partially offset by an investment impairment in the current year.
In the first quarter of 2021, we began to wind down our operations in Argentina. Upon substantial liquidation of those operations in the future, we expect to reclassify currency translation adjustments (CTA) from accumulated other comprehensive (loss) income to other expense, net and recognize a non-cash charge. As of March 31, 2021, the CTA for our Argentina operations was in excess of $60 million.
Income Taxes
Our effective income tax rate was 14.5% and 11.9% in the first quarter of 2021 and 2020, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended March 31, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to decreases in accrued withholding taxes in several foreign jurisdictions and a favorable geographic earnings mix.
As of March 31, 2021, we had an uncertain tax position under appeal in a foreign jurisdiction for which we did not record income tax expense because we believed that the position had a more-likely-than-not chance of being sustained based on its technical merits under the applicable tax laws. On April 23, 2021, we received an unfavorable court decision related to this matter. As a result of that decision, we will record a discrete income tax expense of $22 million to reflect the resolution of this tax matter in the second quarter of 2021.
For the three months ended March 31, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and excess tax benefits on stock compensation awards.
Segment Results
We use net sales and operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. In the first quarter of 2021, the information provided to our Chief Executive Officer for purposes of allocating resources and assessing performance was updated to reallocate contracted services activities performed at a German manufacturing facility from our EMEA segment to our Americas segment. The contracted services performed at that facility are part of our BioPharma Solutions business, which is managed as part of the Americas segment. Accordingly, the reported financial results of the Americas segment now include the contracted services activities performed at that facility. Segment results for the first quarter of 2020 have been recast to conform to the current period presentation. The following is a summary of financial information for our reportable segments:

	Net sales		Operating income (loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2021	2020	2021	2020
Americas	$1,560	$1,565	$599	$588
EMEA	738	688	135	117
APAC	648	549	138	128
Total segments	2,946	2,802	872	833
Corporate and other	—	—	(482)	(424)
Total	$2,946	$2,802	$390	$409
Americas
Segment net sales and operating income were $1.6 billion and $599 million, respectively, in the first quarter of 2021 and $1.6 billion and $588 million, respectively, in the first quarter of 2020. The increase in operating profit in the first quarter was due to favorable sales performance in our Acute Therapies, BioPharma Solutions, Renal Care and Clinical Nutrition product categories, partially offset by unfavorable performance in Pharmaceuticals, Advanced Surgery and Medication Delivery.
EMEA
Segment net sales and operating income were $738 million and $135 million, respectively, in the first quarter of 2021 and $688 million and $117 million, respectively, in the first quarter of 2020. The increase in operating profit in the first quarter was due to the favorable impact of foreign exchange rates on results in the first quarter of 2021 as compared to 2020 and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. which contributed $10 million of net sales and operating profit to the region.
APAC
Segment net sales and operating income were $648 million and $138 million, respectively, in the first quarter of 2021 and were $549 million and $128 million, respectively, in the first quarter of 2020. The increase in operating profit in the first quarter was due to the favorable impact of foreign exchange rates on results in the first quarter of 2021 as compared to 2020 and favorable sales performance in Acute Therapies.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, certain product category support costs, stock compensation expense, certain employee benefit plan costs, certain foreign currency hedging activities, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in the first quarter of 2021 was higher than the prior-year period primarily due to higher intangible asset amortization expense, restructuring charges and employee benefits expenses in the current year that were partially offset by higher acquisition and integration expenses in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the three-month periods ended March 31, 2021 and 2020.

	Three months ended March 31,
(in millions)	2021	2020
Cash flows from operations - continuing operations	$377	$274
Cash flows from investing activities	(538)	(604)
Cash flows from financing activities	(358)	1,170
Cash Flows from Operations — Continuing Operations
In the first three months of 2021, cash provided by operating activities was $377 million, as compared to cash provided by operating activities of $274 million in the first three months of 2020, an increase of $103 million. The increase was primarily due to favorable accounts receivable collections and lower employee incentive compensation payments in the current year compared to the prior year, partially offset by a higher increase in inventories in the current year and the timing of vendor payments.
Cash Flows from Investing Activities
In the first three months of 2021, cash used for investing activities included payments for acquisitions of $381 million, primarily related to Caelyx and Doxil and Transderm Scop, and capital expenditures of $171 million. In the first three months of 2020, cash used for investing activities included payments for acquisitions of $443 million, primarily related to Seprafilm and rights to multiple products we acquired, and capital expenditures of $172 million.
Cash Flows from Financing Activities
In the first three months of 2021, cash used in financing activities included payments for treasury stock repurchases of $253 million and dividend payments of $125 million, partially offset by proceeds from stock issued under employee benefit plans of $48 million. In the first three months of 2020, cash generated from financing activities included $1.2 billion of net proceeds from the issuance of $1.25 billion of senior notes. Financing activities in the three months ended March 31, 2020 also included receipts from stock issued under employee benefit plans of $66 million and dividend payments of $111 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We paid $253 million in cash to repurchase approximately 3.6 million shares under this authority pursuant to a Rule 10b5-1 plan in the first three months of 2021 and recognized a liability within accrued expenses and other current liabilities of $47 million for share repurchases that settled in April 2021. We had $1.6 billion remaining available under this authorization as of March 31, 2021.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of March 31, 2021, our U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. There were no borrowings outstanding under our U.S. dollar-denominated and Euro-denominated credit facilities as of March 31, 2021 or December 31, 2020. As of March 31, 2021, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $3.2 billion of cash and cash equivalents as of March 31, 2021, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of March 31, 2021, we had approximately $6.1 billion of long-term debt and finance lease obligations, including current maturities. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. There have been no changes to our investment grade credit ratings that we disclosed in our 2020 Annual Report.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis was not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). In 2020, it was announced that certain U.S. dollar LIBOR tenors would not cease until 2023. Currently, our credit facilities reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. Our credit facilities include a provision specifying that we and the lenders will negotiate in good faith for the determination of a successor LIBOR rate.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2020 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2020 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first three months of 2021.
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
CERTAIN REGULATORY MATTERS
Immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris), the U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).1 FDA has not yet re-inspected the facilities and management cannot speculate on when the Claris Warning Letter will be lifted. However, we are continuing to implement corrective and preventive actions to address FDA’s prior observations and other items we identified and management continues to pursue and implement other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S. As December 31, 2020, we have secured alternative locations to produce a majority of the planned new products to be manufactured in Ahmedabad for distribution into the U.S.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses and the material weakness identified as a result thereof, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liabilities associated with the separation of our biopharmaceuticals business from our medical products businesses, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah , Seprafilm, certain outside of the U.S. (OUS) rights to Caelyx and Doxil, and full U.S. and specific OUS rights to Transderm Scop), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	our ability to identify business development and growth opportunities and to successfully execute on business development strategies;

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;

•	the impact of global economic conditions (including potential trade wars) and continuing public health crises, pandemics and epidemics, such as the COVID-19 pandemic, including related resurgences, on us and our customers and suppliers, including foreign governments in countries in which we operate;

•	the continuity, availability and pricing of acceptable raw materials and component supply, and the related continuity of our manufacturing and distribution;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);

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

•
other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, all of which are available on our website.

Actual results may differ materially from those projected in the forward-looking statements. We do not undertake to update our forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Renminbi, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, Indian Rupee and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of March 31, 2021 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange contracts relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of March 31, 2021, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $12 million with respect to those contracts would decrease by $40 million, resulting in a net pre-tax asset balance.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of March 31, 2021 by replacing the actual exchange rates as of March 31, 2021 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our subsidiary in Argentina is reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of March 31, 2021, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2020 Annual Report. There were no significant changes during the quarter ended March 31, 2021.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2020 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
January 1, 2021 through January 31, 2021	—	$—	—
February 1, 2021 through February 28, 2021	—	$—	—
March 1, 2021 through March 31, 2021	3,635,500	$82.54	3,635,500
Total	3,635,500	$82.54	3,635,500	$1,597,200,466

(1)In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first quarter of 2021, we repurchased approximately 3.6 million shares for $300 million pursuant to this authority through a Rule 10b5-1 purchase plan. We had $1.6 billion remaining under this program as of March 31, 2021. This program does not have an expiration date.

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
Date: April 29, 2021
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)