Form 10-Q
period 2021-06-30
BAXTER INTERNATIONAL INC
filed 2021-07-29
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-4448
_________________________________________________________________________________
BAXTER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________

Delaware			36-0781620
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

One Baxter Parkway,	Deerfield,	Illinois	60015
(Address of Principal Executive Offices)			(Zip Code)

224.	948.2000
(Registrant’s telephone number, including area code)
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	BAX (NYSE)	New York Stock Exchange
Chicago Stock Exchange
0.4% Global Notes due 2024	BAX 24	New York Stock Exchange
1.3% Global Notes due 2025	BAX 25	New York Stock Exchange
1.3% Global Notes due 2029	BAX 29	New York Stock Exchange
3.95% Global Notes due 2030	BAX 30	New York Stock Exchange
1.73% Global Notes due 2031	BAX 31	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 22, 2021 was 499,910,255 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$3,136	$3,730
Accounts receivable, net of allowances of $117 in 2021 and $125 in 2020	2,021	2,007
Inventories	2,065	1,916
Prepaid expenses and other current assets	782	758
Total current assets	8,004	8,411
Property, plant and equipment, net	4,649	4,722
Goodwill	3,148	3,217
Other intangible assets, net	1,910	1,671
Operating lease right-of-use assets	567	603
Other non-current assets	1,404	1,395
Total assets	$19,682	$20,019
Current liabilities:
Short-term debt	$51	$—
Current maturities of long-term debt and finance lease obligations	406	406
Accounts payable	1,005	1,043
Accrued expenses and other current liabilities	1,882	1,884
Total current liabilities	3,344	3,333
Long-term debt and finance lease obligations	5,710	5,786
Operating lease liabilities	469	501
Other non-current liabilities	1,624	1,673
Total liabilities	11,147	11,293
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2021 and 2020	683	683
Common stock in treasury, at cost, 183,639,786 shares in 2021 and 178,580,208 shares in 2020	(11,561)	(11,051)
Additional contributed capital	6,090	6,043
Retained earnings	16,658	16,328
Accumulated other comprehensive (loss) income	(3,376)	(3,314)
Total Baxter stockholders’ equity	8,494	8,689
Noncontrolling interests	41	37
Total equity	8,535	8,726
Total liabilities and equity	$19,682	$20,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$3,098	$2,718	$6,044	$5,520
Cost of sales	1,865	1,680	3,666	3,319
Gross margin	1,233	1,038	2,378	2,201
Selling, general and administrative expenses	675	590	1,302	1,218
Research and development expenses	139	117	267	263
Other operating income, net	(5)	—	(5)	(20)
Operating income	424	331	814	740
Interest expense, net	34	36	68	57
Other (income) expense, net	(2)	6	3	16
Income before income taxes	392	289	743	667
Income tax expense	91	42	142	87
Net income	301	247	601	580
Net income attributable to noncontrolling interests	3	1	5	2
Net income attributable to Baxter stockholders	$298	$246	$596	$578
Earnings per share
Basic	$0.59	$0.48	$1.18	$1.14
Diluted	$0.59	$0.48	$1.17	$1.12
Weighted-average number of shares outstanding
Basic	503	509	504	508
Diluted	509	517	510	517
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$301	$247	$601	$580
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($4) and $2 for the three months ended June 30, 2021 and 2020, respectively, and $13 and ($6) for the six months ended June 30, 2021 and 2020	88	189	(120)	(170)
Pension and other postretirement benefits, net of tax expense of $3 and $1 for the three months ended June 30, 2021 and 2020, respectively, and $11 and $7 for the six months ended June 30, 2021 and 2020	11	4	41	26
Hedging activities, net of tax expense (benefit) of $2 and $1 for the three months ended June 30, 2021 and 2020, respectively, and $5 and ($38) for the six months ended June 30, 2021 and 2020	5	(4)	17	(134)
Total other comprehensive income (loss), net of tax	104	189	(62)	(278)
Comprehensive income	405	436	539	302
Less: Comprehensive income attributable to noncontrolling interests	3	1	5	2
Comprehensive income attributable to Baxter stockholders	$402	$435	$534	$300
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended June 30, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2021	683	$683	181	$(11,296)	$6,043	$16,502	$(3,480)	$8,452	$38	$8,490
Net income	—	—	—	—	—	298	—	298	3	301
Other comprehensive income (loss)	—	—	—	—	—	—	104	104	—	104
Purchases of treasury stock	—	—	3	(300)	—	—	—	(300)	—	(300)
Stock issued under employee benefit plans and other	—	—	—	35	47	—	—	82	—	82
Dividends declared on common stock	—	—	—	—	—	(142)	—	(142)	—	(142)
Balance as of June 30, 2021	683	$683	184	$(11,561)	$6,090	$16,658	$(3,376)	$8,494	$41	$8,535

	For the six months ended June 30, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2021	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income	—	—	—	—	—	596	—	596	5	601
Other comprehensive income (loss)	—	—	—	—	—	—	(62)	(62)	—	(62)
Purchases of treasury stock	—	—	7	(600)	—	—	—	(600)	—	(600)
Stock issued under employee benefit plans and other	—	—	(2)	90	47	—	—	137	—	137
Dividends declared on common stock	—	—	—	—	—	(266)	—	(266)	—	(266)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2021	683	$683	184	$(11,561)	$6,090	$16,658	$(3,376)	$8,494	$41	$8,535

	For the three months ended June 30, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2020	683	$683	175	$(10,677)	$5,935	$15,935	$(4,177)	$7,699	$31	$7,730
Net income	—	—	—	—	—	246	—	246	1	247
Other comprehensive income (loss)	—	—	—	—	—	—	189	189	—	189
Stock issued under employee benefit plans and other	—	—	(2)	80	40	—	—	120	—	120
Dividends declared on common stock	—	—	—	—	—	(126)	—	(126)	—	(126)
Balance as of June 30, 2020	683	$683	173	$(10,597)	$5,975	$16,055	$(3,988)	$8,128	$32	$8,160

	For the six months ended June 30, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2020	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standards	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	578	—	578	2	580
Other comprehensive income (loss)	—	—	—	—	—	—	(278)	(278)	—	(278)
Stock issued under employee benefit plans and other	—	—	(4)	167	20	—	—	187	—	187
Dividends declared on common stock	—	—	—	—	—	(237)	—	(237)	—	(237)
Balance as of June 30, 2020	683	$683	173	$(10,597)	$5,975	$16,055	$(3,988)	$8,128	$32	$8,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2021	2020
Cash flows from operations
Net income	$601	$580
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	439	401
Deferred income taxes	(36)	(23)
Stock compensation	59	64
Net periodic pension and other postretirement costs	51	40
Intangible asset impairments	—	17
Other	10	27
Changes in balance sheet items:
Accounts receivable, net	(42)	(14)
Inventories	(155)	(261)
Prepaid expenses and other current assets	(24)	(74)
Accounts payable	(9)	116
Accrued expenses and other current liabilities	(9)	(164)
Other	(31)	(61)
Cash flows from operations – continuing operations	854	648
Cash flows from operations – discontinued operations	—	(2)
Cash flows from operations	854	646
Cash flows from investing activities
Capital expenditures	(329)	(316)
Acquisitions, net of cash acquired, and investments	(417)	(453)
Other investing activities, net	20	11
Cash flows from investing activities	(726)	(758)
Cash flows from financing activities
Issuances of debt	—	1,240
Net increase (decrease) in debt with original maturities of three months or less	51	(225)
Cash dividends on common stock	(249)	(223)
Proceeds from stock issued under employee benefit plans	93	151
Purchases of treasury stock	(565)	—
Other financing activities, net	(37)	(34)
Cash flows from financing activities	(707)	909
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(17)	(38)
Increase (decrease) in cash, cash equivalents and restricted cash	(596)	759
Cash, cash equivalents and restricted cash at beginning of period	3,736	3,335
Cash, cash equivalents and restricted cash at end of period (1)	$3,140	$4,094
(1)    We did not have any restricted cash balances as of December 31, 2019. The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of June 30, 2021,
December 31, 2020, and June 30, 2020 (in millions):

	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$3,136	$3,730	$4,085
Restricted cash included in prepaid expenses and other current assets	4	6	9
Cash, cash equivalents and restricted cash	$3,140	$3,736	$4,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we or our) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Current Report on Form 8-K filed with the SEC on April 29, 2021 (2020 Annual Report), which revised and superseded the corresponding sections of the Annual Report on Form 10-K for the year ended December 31, 2020.
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
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements will continue to have an adverse effect on our business.
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

The following table summarizes the fair value of the consideration transferred:

(in millions)
Cash	$60
Contingent Consideration	24
Total Consideration	$84

The following table summarizes the fair value of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Inventory	$16
Goodwill	1
Other intangible assets	67
Total assets required	$84

The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as we finalize our fair value estimates. The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired and were not material for the three and six months ended June 30, 2021.

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
Caelyx and Doxil
In February 2021, we acquired the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S. We previously acquired the U.S. rights to this product in 2019. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer. The transaction was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in the developed technology intangible asset. The purchase price of $325 million was allocated to the assets acquired, which included a $314 million developed-technology intangible asset with an estimated useful life of 9 years and an $11 million customer relationship intangible asset with an estimated useful life of 8 years. Net sales related to this acquisition were $28 million and $41 million, respectively, for the three and six months ended June 30, 2021.
PerClot
In July 2021, we acquired certain assets related to PerClot Polysaccharide Hemostatic System (PerClot), including distribution rights for the U.S. and specified territories outside of the U.S., from CryoLife, Inc. for an upfront purchase price of $25 million and the potential for additional cash consideration of up to $36 million based upon regulatory and commercial milestones. PerClot is an absorbable powder hemostat indicated for use in surgical procedures, including cardiac, vascular, orthopedic, spinal, neurological, gynecological, ENT and trauma surgery as an adjunct hemostat when control of bleeding from capillary, venous, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical. PerClot is approved for distribution in the European Union and other markets and is expected to be submitted for Pre-Market Approval (PMA) for distribution in the U.S. in the second half of 2021.
3. SUPPLEMENTAL FINANCIAL INFORMATION
Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Interest expense, net of capitalized interest	$37	$40	$74	$70
Interest income	(3)	(4)	(6)	(13)
Interest expense, net	$34	$36	$68	$57

Other (Income) Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Foreign exchange (gains) losses, net	$8	$10	$5	$21
Pension and other postretirement benefit plans	3	(1)	7	(2)
Change in fair value of marketable equity securities	(9)	—	(7)	—
Other, net	(4)	(3)	(2)	(3)
Other (income) expense, net	$(2)	$6	$3	$16
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$120	$114	$125	$112
Adoption of new accounting standard	—	—	—	4
Charged to costs and expenses	(4)	5	(3)	12
Write-offs	(1)	(1)	(1)	(1)
Currency translation adjustments	2	2	(4)	(7)
Balance at end of period	$117	$120	$117	$120
Inventories

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$474	$460
Work in process	225	196
Finished goods	1,366	1,260
Inventories	$2,065	$1,916
Property, Plant and Equipment, Net

(in millions)	June 30, 2021	December 31, 2020
Property, plant and equipment, at cost	$11,261	$11,271
Accumulated depreciation	(6,612)	(6,549)
Property, plant and equipment, net	$4,649	$4,722
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the six months ended June 30, 2021 and 2020 were $21 million and $35 million, respectively. Right-of-use finance lease assets obtained in exchange for lease obligations for the six months ended June 30, 2020 were $7 million. As of June 30, 2021, we have entered into lease agreements with aggregate future lease payments of approximately $46 million for facilities and equipment that have not yet commenced.
Purchases of property, plant and equipment included in accounts payable as of June 30, 2021 and 2020 were $70 million and $42 million, respectively.
Unsettled share repurchases included in accrued expenses and other current liabilities were $35 million as of June 30, 2021. There were no unsettled share repurchases as of June 30, 2020.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2020	$2,574	$406	$237	$3,217
Reallocation of goodwill	81	(81)	—	—
Acquisitions	1	—	—	1
Currency translation	(58)	(7)	(5)	(70)
Balance as of June 30, 2021	$2,598	$318	$232	$3,148
As of June 30, 2021, there were no reductions in goodwill relating to impairment losses.
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
Other intangible assets, net
The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
June 30, 2021
Gross other intangible assets	$3,044	$501	$169	$3,714
Accumulated amortization	(1,462)	(342)	—	(1,804)
Other intangible assets, net	$1,582	$159	$169	$1,910
December 31, 2020
Gross other intangible assets	$2,713	$495	$169	$3,377
Accumulated amortization	(1,374)	(332)	—	(1,706)
Other intangible assets, net	$1,339	$163	$169	$1,671
Intangible asset amortization expense was $67 million and $56 million for the three months ended June 30, 2021 and 2020, respectively, and $131 million and $108 million for the six months ended June 30, 2021 and 2020, respectively.
In the second quarter of 2020, we recognized an impairment charge of $17 million related to a developed-technology intangible asset due to a decline in market expectations for the related product. The fair value of the intangible asset was measured using a discounted cash flow approach and the charge is classified within cost of sales in the accompanying condensed consolidated statement of income. We consider the fair value of the asset to be a Level 3 measurement due to the significant estimates and assumptions we used in establishing the estimated fair value.
5. FINANCING ARRANGEMENTS
Significant Debt Activity
In 2020, we issued $500 million of 3.95% senior notes due in April 2030 and $650 million of 1.73% senior notes due in 2031 (the Notes). In conjunction with the issuances of the Notes, we entered into registration rights agreements in which we agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for new issues of Notes with the same terms registered under the Securities Act of 1933. Those exchange offers with respect to the Notes were completed in May 2021.
In July 2021, Baxter redeemed $400 million in 1.7% Senior Notes due August 2021, which was partially funded by the issuance of commercial paper.
Credit Facilities
Our U.S. dollar-denominated revolving credit facility has a capacity of $2.0 billion and our Euro-denominated revolving credit facility has a capacity of approximately €200 million. As of June 30, 2021 and December 31, 2020, there were no borrowings outstanding under our U.S. dollar or Euro-denominated credit facilities.
Commercial Paper
As of June 30, 2021, we had $50 million of commercial paper outstanding with a weighted-average interest rate of 0.3%. There was no commercial paper outstanding as of December 31, 2020.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2021 and December 31, 2020, our total recorded reserves with respect to legal and environmental matters were $72 million and $40 million, respectively, and we had a $7 million insurance receivable as of June 30, 2021.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of June 30, 2021 and December 31, 2020, our environmental reserves, which are measured on an undiscounted basis, were $19 million and $20 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. Plaintiffs filed an amended complaint on June 25, 2020 containing substantially the same allegations. On August 24, 2020, we filed a motion to dismiss the amended complaint. On January 12, 2021, the Court granted our motion to dismiss the amended complaint but gave plaintiffs an opportunity to file a further-amended complaint. The parties reached an agreement to settle the case for $16 million, subject to the completion of confirmatory discovery and final approval by the Court. The Court granted preliminary approval of the settlement on April 20, 2021. A final approval hearing is currently scheduled for August 10, 2021. We are fully reserved for the settlement amount as of June 30, 2021.
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

Cash Dividends
Cash dividends declared per share for the three and six months ended June 30, 2021 were $0.28 and $0.525, respectively. Cash dividends declared per share for the three and six months ended June 30, 2020 were $0.245 and $0.465, respectively.
Stock Repurchase Programs
In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first half of 2021, we repurchased 7.3 million shares under this authority pursuant to Rule 10b5-1 plans. During the first half of 2020, we did not repurchase any shares under this authority. As of June 30, 2021, we recognized a liability within accrued expenses and other current liabilities of $35 million for share repurchases that settled in July 2021. We had $1.3 billion remaining available under the authorization as of June 30, 2021.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.
The following table is a net-of-tax summary of the changes in accumulated other comprehensive (loss) income (AOCI) by component for the six months ended June 30, 2021 and 2020.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
Other comprehensive income (loss) before reclassifications	(120)	8	1	(111)
Amounts reclassified from AOCI (a)	—	33	16	49
Net other comprehensive income (loss)	(120)	41	17	(62)
Balance as of June 30, 2021	$(2,707)	$(533)	$(136)	$(3,376)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
Other comprehensive income (loss) before reclassifications	(170)	2	(131)	(299)
Amounts reclassified from AOCI (a)	—	24	(3)	21
Net other comprehensive income (loss)	(170)	26	(134)	(278)
Balance as of June 30, 2020	$(3,124)	$(689)	$(175)	$(3,988)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2021 and 2020.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2021	Six months ended June 30, 2021	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(20)	$(41)	Other (income) expense, net
Less: Tax effect	4	8	Income tax expense
	$(16)	$(33)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$(8)	$(18)	Cost of sales
Interest rate contracts	$(2)	(3)	Interest expense, net
	(10)	(21)	Total before tax
Less: Tax effect	3	5	Income tax expense
	$(7)	$(16)	Net of tax
Total reclassifications for the period	$(23)	$(49)	Total net of tax

(a)    Amounts in parentheses indicate reductions to net income

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(15)	$(30)	Other (income) expense, net
Less: Tax effect	3	6	Income tax expense
	$(12)	$(24)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$5	$4	Cost of sales
Less: Tax effect	(1)	(1)	Income tax expense
	$4	$3	Net of tax
Total reclassifications for the period	$(8)	$(21)	Total net of tax
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
As of June 30, 2021, we had $8.7 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 20% of this amount as revenue over the remainder of 2021, 30% in 2022, 25% in 2023, 15% in 2024 and 10% in 2025.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and six months ended June 30, 2021 and 2020 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.8 billion and $1.7 billion as of June 30, 2021 and December 31, 2020, respectively.
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

The following table summarizes our contract assets:

(in millions)	June 30, 2021	December 31, 2020
Contract manufacturing services	$72	$47
Software sales	39	40
Bundled equipment and consumable medical products contracts	50	47
Contract assets	$161	$134
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$98	$70
Other non-current assets	63	64
Contract assets	$161	$134

Accrued expenses and other current liabilities	$43	$32
Other non-current liabilities	44	34
Contract liabilities	$87	$66
Contract liabilities are recognized when a customer pays consideration before we transfer goods or provide services. During the six months ended June 30, 2021 and 2020, the amount of revenue recognized that was included in contract liabilities as of December 31, 2020 and 2019 was not significant.

Disaggregation of Net Sales
Beginning in the first quarter of 2021, our product category net sales disclosures (previously referred to as global business units (GBUs)) separately present net sales from our BioPharma Solutions business, which was previously included within Other. Concurrent with that disaggregation of net sales from our BioPharma Solutions business, we have also allocated certain previously unallocated sales deductions from Other to various categories, primarily based on their respective net sales. Net sales for the three and six months ended June 30, 2020 have been recast to conform to the current period presentation.
The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	Three Months Ended June 30,
	2021			2020
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$217	$747	$964	$209	$710	$919
Medication Delivery [2]	444	253	697	394	211	605
Pharmaceuticals [3]	162	384	546	208	273	481
Clinical Nutrition [4]	84	153	237	75	141	216
Advanced Surgery [5]	144	112	256	94	74	168
Acute Therapies [6]	61	127	188	72	114	186
BioPharma Solutions [7]	65	118	183	54	62	116
Other [8]	21	6	27	21	6	27
Total Baxter	$1,198	$1,900	$3,098	$1,127	$1,591	$2,718

	Six Months Ended June 30,
	2021			2020
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$433	$1,453	$1,886	$413	$1,376	$1,789
Medication Delivery [2]	855	494	1,349	843	440	1,283
Pharmaceuticals [3]	362	736	1,098	428	569	997
Clinical Nutrition [4]	167	304	471	154	279	433
Advanced Surgery [5]	270	203	473	231	161	392
Acute Therapies [6]	142	253	395	132	210	342
BioPharma Solutions [7]	109	209	318	102	128	230
Other [8]	40	14	54	41	13	54
Total Baxter	$2,378	$3,666	$6,044	$2,344	$3,176	$5,520

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
The components of lease revenue for the three and six months ended June 30, 2021 were:

(in millions)	Three months ended June 30, 2021	Six months ended June 30, 2021
Sales-type lease revenue	$10	$16
Operating lease revenue	35	69
Variable lease revenue	15	32
Total lease revenue	$60	$117
The components of lease revenue for the three and six months ended June 30, 2020 were:

(in millions)	Three months ended June 30, 2020	Six months ended June 30, 2020
Sales-type lease revenue	$10	$16
Operating lease revenue	14	28
Variable lease revenue	20	38
Total lease revenue	$44	$82
Our net investment in sales-type leases was $125 million as of June 30, 2021, of which $17 million originated in 2017 and prior, $33 million in 2018, $27 million in 2019, $35 million in 2020 and $13 million in 2021.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through June 30, 2021, we have incurred cumulative pre-tax costs of $1.2 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $16 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and six months ended June 30, 2021 and 2020, we recorded the following charges related to business optimization programs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Restructuring charges	$10	$7	$35	$32
Costs to implement business optimization programs	8	6	10	13
Total business optimization charges	$18	$13	$45	$45
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and six months ended June 30, 2021 and 2020, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and six months ended June 30, 2021 and 2020, we recorded the following restructuring charges.

	Three months ended June 30, 2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$8	$1	$—	$9
Asset impairments	1	—	—	1
Total restructuring charges	$9	$1	$—	$10

	Three months ended June 30, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$3	$3	$(3)	$3
Contract termination and other costs	2	—	—	2
Asset impairments	2	—	—	2
Total restructuring charges	$7	$3	$(3)	$7

	Six months ended June 30, 2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$24	$6	$—	$30
Asset impairments	5	—	—	5
Total restructuring charges	$29	$6	$—	$35

	Six months ended June 30, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$5	$19	$(2)	$22
Contract termination and other costs	2	—	—	2
Asset impairments	8	—	—	8
Total restructuring charges	$15	$19	$(2)	$32
In conjunction with our business optimization initiatives in the first quarter of 2020, we sold property that resulted in a gain of $17 million. This gain is reflected within other operating income, net in our condensed consolidated statement of income for the six months ended June 30, 2020.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2020	$113
Charges	33
Payments	(46)
Reserve adjustments	(3)
Currency translation	(3)
Liability balance as of June 30, 2021	$94
Substantially all of our restructuring liabilities as of June 30, 2021 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2022.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Pension benefits
Service cost	$22	$20	$44	$41
Interest cost	18	23	36	47
Expected return on plan assets	(36)	(40)	(72)	(81)
Amortization of net losses and prior service costs	23	19	46	38
Net periodic pension cost	$27	$22	$54	$45
OPEB
Interest cost	$1	$1	$2	$2
Amortization of net loss and prior service credit	(3)	(4)	(5)	(8)
Net periodic OPEB cost (income)	$(2)	$(3)	$(3)	$(6)

12. INCOME TAXES
Our effective income tax rate was 23.2% and 14.5% for the three months ended June 30, 2021 and 2020, respectively, and 19.1% and 13.0% for the six months ended June 30, 2021 and 2020, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended June 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
For the six months ended June 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and decreases in accrued withholding taxes in several foreign jurisdictions, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
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
The following table is a reconciliation of basic shares to diluted shares.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Basic shares	503	509	504	508
Effect of dilutive securities	6	8	6	9
Diluted shares	509	517	510	517
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 7 million equity awards for the three and six months ended June 30, 2021, respectively, and 4 million and 3 million equity awards for the three and six months ended June 30, 2020, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 7 for additional information regarding items impacting basic and diluted shares.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $357 million and $345 million as of June 30, 2021 and December 31, 2020, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at June 30, 2021 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2021 and December 31, 2020.
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
There were no outstanding interest rate contracts designated as fair value hedges as of June 30, 2021 and December 31, 2020.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of June 30, 2021, we had an accumulated pre-tax unrealized translation loss in AOCI of $162 million related to the Euro-denominated senior notes.
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
There were no hedge dedesignations in the first six months of 2021 or 2020 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2021 or 2020.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first six months of 2021 or 2020.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $904 million as of June 30, 2021 and $1.0 billion as of December 31, 2020.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended June 30, 2021 and 2020.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2021	2020		2021	2020
Cash flow hedges
Interest rate contracts	$—	$9	Interest expense, net	$(2)	$—
Foreign exchange contracts	(3)	(7)	Cost of sales	(8)	5
Net investment hedges	(31)	(50)	Other (income) expense, net	—	—
Total	$(34)	$(48)		$(10)	$5

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2021	2020
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$3	$13
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the six months ended June 30, 2021 and 2020.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2021	2020		2021	2020
Cash flow hedges
Interest rate contracts	$—	$(175)	Interest expense, net	$(3)	$—
Foreign exchange contracts	1	7	Cost of sales	(18)	4
Net investment hedges	83	(1)	Other (income) expense, net	—	—
Total	$84	$(169)		$(21)	$4

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2021	2020
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(19)	$15
As of June 30, 2021, $9 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2021.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	3	Accrued expenses and other current liabilities	6
Total derivative instruments designated as hedges		3		6
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	2	Accrued expenses and other current liabilities	9
Total derivative instruments		$5		$15

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

	June 30, 2021		December 31, 2020
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$5	$15	$11	$19
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(3)	(3)	(6)	(6)
Total	$2	$12	$5	$13
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of June 30, 2021	Balance as of December 31, 2020	Balance as of June 30, 2021	Balance as of December 31, 2020
Long-term debt	$102	$102	$5	$5
(a) These fair value hedges were terminated in 2018 and earlier periods.

15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$5	$—	$5	$—
Debt securities	15	—	15	—
Marketable equity securities	24	24	—	—
Total	$44	$24	$20	$—
Liabilities
Foreign exchange contracts	$15	$—	$15	$—
Contingent payments related to acquisitions	34	—	—	34
Total	$49	$—	$15	$34

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Debt securities	13	—	13	—
Marketable equity securities	17	17	—	—
Total	$41	$17	$24	$—
Liabilities
Foreign exchange contracts	$19	$—	$19	$—
Contingent payments related to acquisitions	30	—	—	30
Total	$49	$—	$19	$30
As of June 30, 2021 and December 31, 2020, cash and cash equivalents of $3.1 billion and $3.7 billion, respectively, included money market and other short-term funds of approximately $1.4 billion and $1.8 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Fair value at beginning of period	$38	$39	$30	$39
Additions	—	—	24	4
Change in fair value recognized in earnings	(5)	—	(5)	(3)
Payments	—	—	(16)	(1)
Currency translation	1	—	1	—
Fair value at end of period	$34	$39	$34	$39
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of June 30, 2021 and December 31, 2020.

	Book values		Fair values(a)
(in millions)	2021	2020	2021	2020
Liabilities
Short-term debt	$51	$—	$51	$—
Current maturities of long-term debt and finance lease obligations	406	406	406	409
Long-term debt and finance lease obligations	5,710	5,786	6,236	6,471
(a)    These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.
The carrying value of short-term debt approximates its fair value due to the short-term maturities of the obligations. The estimated fair values of long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments, such as accounts receivable and accounts payable, approximate their fair values due to the short-term maturities of most of those assets and liabilities.
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $108 million at June 30, 2021 and $105 million at December 31, 2020. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
16. SEGMENT INFORMATION
We manage our business based on three geographical segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Our segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. In the first quarter of 2021, the information provided to our Chief Executive Officer for purposes of allocating resources and assessing performance was updated to reallocate contracted services activities performed at a German manufacturing facility from our EMEA segment to our Americas segment. The contracted services performed at that facility are part of our BioPharma Solutions business, which is managed as part of the Americas segment. Accordingly, the reported financial results of the Americas segment now include the contracted services activities performed at that facility. Segment results for the three and six months ended June 30, 2020 have been recast to conform to the current period presentation.
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
Financial information for our segments is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net sales:
Americas	$1,624	$1,469	$3,184	$3,034
EMEA	783	669	1,521	1,357
APAC	691	580	1,339	1,129
Total net sales	$3,098	$2,718	$6,044	$5,520
Operating income:
Americas	$632	$527	$1,231	$1,115
EMEA	159	121	294	238
APAC	152	143	290	271
Total segment operating income	$943	$791	$1,815	$1,624
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Total segment operating income	$943	$791	$1,815	$1,624
Corporate and other	(519)	(460)	(1,001)	(884)
Total operating income	424	331	814	740
Net interest expense	34	36	68	57
Other (income) expense, net	(2)	6	3	16
Income before income taxes	$392	$289	$743	$667
Refer to Note 9 for additional information on Net Sales by product category.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Current Report on Form 8-K filed with the SEC on April 29, 2021 (2020 Annual Report), which revised and superseded the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report on Form 10-K for the year ended December 31, 2020, for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three and six months ended June 30, 2021 totaled $298 million, or $0.59 per diluted share, and $596 million, or $1.17 per diluted share, compared to $246 million, or $0.48 per diluted share, and $578 million, or $1.12 per diluted share, for the three and six months ended June 30, 2020. Net income for the three and six months ended June 30, 2021 included special items which decreased net income by $111 million and $199 million, respectively, or $0.21 and $0.39 per diluted share, respectively, as further discussed below. Net income for the three and six months ended June 30, 2020 included special items which decreased net income by $83 million and $176 million, respectively, or $0.16 and $0.34 per diluted share, respectively, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Gross Margin
Intangible asset amortization expense	$(67)	$(56)	$(131)	$(108)
Intangible asset impairment[1]	—	(17)	—	(17)
Business optimization items[2]	(10)	(8)	(31)	(18)
Acquisition and integration expenses[3]	—	(4)	—	(11)
European medical devices regulation[4]	(11)	(8)	(19)	(14)
Investigation and related costs[5]	—	—	—	(3)
Total Special Items	$(88)	$(93)	$(181)	$(171)
Impact on Gross Margin Ratio	(2.8 pts)	(3.4 pts)	(3.0 pts)	(3.1 pts)
Selling, General and Administrative (SG&A) Expenses
Business optimization items[2]	$8	$7	$14	$28
Acquisition and integration expenses[3]	1	4	2	7
Investigation and related costs[5]	17	2	28	16
Total Special Items	$26	$13	$44	$51
Impact on SG&A Ratio	0.9 pts	0.5 pts	0.7 pts	1.0 pts
Research and Development (R&D) Expenses
Business optimization items[2]	$—	$(2)	$—	$(1)
Acquisition and integration expenses[3]	—	1	—	22
Investigation and related costs[5]	—	—	—	1
Total Special Items	$—	$(1)	$—	$22
Impact on R&D Ratio	0.0 pts	0.0 pts	0.0 pts	0.4 pts
Other Operating Income, net
Business optimization items[2]	$—	$—	$—	$(17)
Acquisition and integration expenses[3]	(5)	—	(5)	(3)
Total Special Items	$(5)	$—	$(5)	$(20)
Income Tax Expense
Tax matter[6]	$22	$—	$22	$—
Tax effects of special items[7]	(20)	(22)	(43)	(48)
Total Special Items	$2	$(22)	$(21)	$(48)
Impact on Effective Tax Rate	5.2 pts	(1.7 pts)	2.1 pts	(2.2 pts)
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

1In 2020, our results included a charge of $17 million for an asset impairment related to a developed-technology intangible asset. Refer to Note 5 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding this asset impairment.

2In 2021 and 2020, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. Our results in 2021 included business optimization charges of $18 million in the second quarter and $45 million in the first half. Our results in 2020 included business optimization charges of $13 million in the second quarter and $45 million in the first half. Additionally, we recognized a gain of $17 million in the first half of 2020 for property we sold in conjunction with our business optimization initiatives. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.

3Our results in 2021 included $1 million in the second quarter and $2 million in the first half of integration expenses related to our acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. that was offset by a benefit of $5 million in the second quarter for the change in the estimated fair value of contingent consideration liabilities. Our results in 2020 included $9 million in the second quarter and $37 million in the first half of acquisition and integration expenses related to our acquisitions of Cheetah Medical Inc. (Cheetah), Seprafilm and in-process R&D assets, partially offset by the change in the estimated fair value of contingent consideration liabilities. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
4Our results in 2021 included $11 million in the second quarter and $19 million in the first half of costs related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that become effective in stages beginning in 2021. Our results in 2020 included $8 million in the second quarter and $14 million in the first half of costs related to these requirements.
5Our results in 2021 included costs of $17 million in the second quarter and $28 million in the first half for investigation and related costs. Those costs primarily included charges related to matters associated with our previously announced investigation of foreign exchange gains and losses. Our results in 2020 included $2 million in the second quarter and $20 million in the first half for investigation and related costs. Those costs primarily included professional fees for the investigation and related matters, as well as incremental stock compensation expense as we extended the terms of certain stock options that were scheduled to expire in the first quarter of 2020. Refer to Notes 6 and 7 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation and related legal charges and stock compensation expense.
6Our results in 2021 included a charge of $22 million related to an unfavorable court ruling for an uncertain tax position.
7Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
NET SALES

	Three Months Ended June 30,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
United States	$1,198	$1,127	6%	6%
International	$1,900	1,591	19%	10%
Total net sales	$3,098	$2,718	14%	9%

	Six Months Ended June 30,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
United States	$2,378	$2,344	1%	1%
International	$3,666	3,176	15%	7%
Total net sales	$6,044	$5,520	9%	5%
Foreign currency favorably impacted net sales by 5 and 4 percentage points, respectively, during the second quarter and first half of 2021 compared to the prior-year periods principally due to the weakening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound, Chinese Renminbi and Canadian Dollar.
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
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue those measures or implement other restrictions and requirements in light of the continuing spread of the pandemic. We expect that these evolving restrictions and requirements will continue to have an adverse effect on our business. For further discussion, refer to the Product Category Net Sales Reporting section below and Item 1A. Risk Factors in our 2020 Annual Report.
Product Category Net Sales Reporting
Beginning in the first quarter of 2021, our product category net sales disclosures (previously referred to as global business units (GBUs)) separately present net sales from our BioPharma Solutions business, which was previously included within Other. Concurrent with that disaggregation of net sales from our BioPharma Solutions business, we have also allocated certain previously unallocated sales deductions from Other to various categories, primarily based on their respective net sales. Net sales for the second quarter and first half of 2020 have been recast to conform to the current period presentation.
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
•    BioPharma Solutions includes sales of contracted services we provide to various pharmaceutical and biopharmaceutical companies.
•    Other includes sales of other miscellaneous product and service offerings.

The following is a summary of net sales by product category:

	Three Months Ended June 30,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
Renal Care	$964	$919	5%	(0)%
Medication Delivery	697	605	15%	12%
Pharmaceuticals	546	481	14%	5%
Clinical Nutrition	237	216	10%	3%
Advanced Surgery	256	168	52%	48%
Acute Therapies	188	186	1%	(4)%
BioPharma Solutions	183	116	58%	49%
Other	27	27	0%	4%
Total Baxter	$3,098	$2,718	14%	9%

	Six months ended June 30,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
Renal Care	$1,886	$1,789	5%	1%
Medication Delivery	1,349	1,283	5%	3%
Pharmaceuticals	1,098	997	10%	3%
Clinical Nutrition	471	433	9%	3%
Advanced Surgery	473	392	21%	17%
Acute Therapies	395	342	15%	10%
BioPharma Solutions	318	230	38%	30%
Other	54	54	0%	0%
Total Baxter	$6,044	$5,520	9%	5%
Renal Care net sales increased 5% in both the second quarter and first half of 2021, as compared to the prior-year periods driven by a 5% and 4%, respectively, positive impact from foreign exchange rate changes, as compared to the prior-year periods. Additionally, global patient growth in PD was offset by lower in-center HD sales.
Medication Delivery net sales increased 15% in the second quarter and 5% in the first half of 2021, as compared to the prior-year periods. The increase in the second quarter was due to a favorable comparison to the second quarter of 2020 which was more severely impacted from lower demand for our infusion systems and related IV administration sets and solutions due to lower hospital admission rates and a reduction in elective surgeries resulting from the COVID-19 pandemic. The increase in the first half of 2021 reflects that increase in the second quarter and was partially offset by lower demand for our infusion systems and related IV administration sets and solutions in the first quarter of 2021 due to the COVID-19 pandemic. Additionally, foreign exchange rates had a favorable impact on Medication Delivery net sales of 3% and 2%, respectively, in the second quarter and first half of 2021, as compared to the prior-year periods.
Pharmaceuticals net sales increased 14% in the second quarter and 10% in the first half of 2021, as compared to the prior-year periods. The increase in the second quarter and first half was driven by a 9% and 7%, respectively, positive impact from foreign exchange rate changes, as compared to the prior-year periods. Additionally, the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. contributed $28 million and $41 million of net sales during the second quarter and first half of 2021, respectively.
Clinical Nutrition net sales increased 10% in the second quarter and 9% in the first half of 2021, as compared to the prior-year periods. The increase in the second quarter and first half was driven by a 7% and 6%, respectively, positive impact from foreign exchange rate changes, as compared to the prior-year periods. Additionally, Clinical Nutrition net sales increased due to growth in the U.S. for our PN therapies and related products, partially offset by lower international sales of vitamins resulting from supply constraints.

Advanced Surgery net sales increased 52% in the second quarter and 21% in the first half of 2021, as compared to the prior-year periods. The increase in the second quarter and first half was driven by a recovery in elective surgeries, as many had been previously postponed due to the COVID-19 pandemic, and a 4% positive impact from foreign exchange rates as compared to the prior-year periods. Additionally, the acquisition of Seprafilm in February of 2020 contributed $8 million of incremental sales in the first quarter of 2021.
Acute Therapies net sales increased 1% in the second quarter and 15% in the first half of 2021, as compared to the prior-year periods. The increase in the second quarter was due to a 5% positive impact from foreign exchange rate changes, as compared to the prior-year period, partially offset by an unfavorable comparison to 2020, which included a 41% increase in net sales compared to 2019 due to a significant increase in demand for our CRRT systems to treat acute kidney injury during the COVID-19 pandemic. The increase in the first half was driven by increased global demand in the first quarter of 2021 for our CRRT systems during the COVID-19 pandemic and a 5% positive impact from foreign exchange rate changes, as compared to the prior-year period.
BioPharma Solutions net sales increased 58% in the second quarter and 38% in the first half of 2021, as compared to the prior-year periods. The increase in the second quarter and first half was driven by manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies and a 9% and 8%, respectively, positive impact from foreign exchange rate changes, as compared to the prior-year periods.
Gross Margin and Expense Ratios

	Three months ended June 30,
	2021	% of net sales	2020	% of net sales	$ change	% change
Gross margin	$1,233	39.8%	$1,038	38.2%	$195	18.8%
SG&A	$675	21.8%	$590	21.7%	$85	14.4%
R&D	$139	4.5%	$117	4.3%	$22	18.8%

	Six months ended June 30,
	2021	% of net sales	2020	% of net sales	$ change	% change
Gross margin	$2,378	39.3%	$2,201	39.9%	$177	8.0%
SG&A	$1,302	21.5%	$1,218	22.1%	$84	6.9%
R&D	$267	4.4%	$263	4.8%	$4	1.5%
Gross Margin
The gross margin ratio was 39.8% and 39.3% in the second quarter and first half of 2021, respectively. The special items identified above had an unfavorable impact of approximately 2.8 and 3.0 percentage points on the gross margin ratio in the second quarter and first half of 2021, respectively. The gross margin ratio was 38.2% and 39.9% in the second quarter and first half of 2020, respectively. The special items identified above had an unfavorable impact of approximately 3.4 and 3.1 percentage points on the gross margin ratio in the second quarter and first half of 2020, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio increased in the second quarter but decreased in the first half of 2021 compared to the prior-year periods. The increase in the second quarter was due to a favorable product mix. The decrease in the first half of 2021 was due to higher manufacturing and supply chain costs resulting from the COVID-19 pandemic.
SG&A
The SG&A expenses ratio was 21.8% and 21.5% in the second quarter and first half of 2021, respectively. The special items identified above had an unfavorable impact of approximately 0.9 and 0.7 percentage points on the SG&A expenses ratio in the second quarter and first half of 2021, respectively. The SG&A expenses ratio was 21.7% and 22.1% in the second quarter and first half of 2020, respectively. The special items identified above had an unfavorable impact of approximately 0.5 and 1.0 percentage points on the SG&A expenses ratio in the second quarter and first half of 2020, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio decreased in the second quarter and first half of 2021 compared to the prior-year periods primarily due to actions we took to restructure our cost position and focus on expense management, reduced travel and related expenses due to the COVID-19 pandemic and the impact of favorable foreign exchange rates as compared to the prior-year periods. Those benefits were partially offset by higher bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expenses ratio was 4.5% and 4.4% in the second quarter and first half of 2021, respectively. The R&D expenses ratio was 4.3% and 4.8% in the second quarter and first half of 2020, respectively. The special items identified above had an unfavorable impact of approximately 0.0 and 0.4 percentage points on the R&D expenses ratio in the second quarter and first half of 2020, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio increased in the second quarter and was flat in the first half of 2021 compared to the prior-year periods as a result of increased project-related expenditures and higher bonus accruals under our annual employee incentive compensation plans that were partially offset by the impact of favorable foreign exchange rates as compared to the prior-year periods.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through June 30, 2021, we have incurred cumulative pre-tax costs of $1.2 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $16 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of more than $1.2 billion once the remaining actions are complete. The savings from these actions will impact cost of sales, SG&A expenses, and R&D expenses. Approximately 99 percent of the expected annual pre-tax savings are expected to be realized by the end of 2021, with the remainder by the end of 2023.
Other Operating Income, Net
Other operating income, net was $5 million in the second quarter and first half of 2021 as a result of a change in the estimated fair value of contingent consideration liabilities. Other operating income, net was $20 million in the first half of 2020 as we recognized a $17 million gain on the sale of property in conjunction with our business optimization initiatives and a $3 million gain as a result of a change in the estimated fair value of contingent consideration liabilities.
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
Interest Expense, Net
Interest expense, net was $34 million and $68 million in the second quarter and first half of 2021, respectively, and $36 million and $57 million in the second quarter and first half of 2020. The decrease in the second quarter was primarily driven by lower interest expense as a result of refinancing $750 million of 3.75% senior notes with $650 million of 1.73% senior notes and cash on hand in the fourth quarter of 2020. The increase in the first half of 2021 was primarily driven by higher average debt outstanding and lower interest income due to lower interest rates.

Other (Income) Expense, Net
Other (income) expense, net was income of $2 million and expense of $3 million in the second quarter and first half of 2021, respectively, and expense of $6 million and $16 million in the second quarter and first half of 2020, respectively. Results in the second quarter and first half of 2021 were driven by an unrealized gain recognized in the second quarter of 2021 on a marketable equity security that was offset by foreign exchange net losses and pension and OPEB plan net expenses. Results in the second quarter and first half of 2020 were driven primarily by foreign exchange net losses.
In the first quarter of 2021, we began to wind down our operations in Argentina. Upon substantial liquidation of those operations in the future, we expect to reclassify currency translation adjustments (CTA) from accumulated other comprehensive (loss) income to other (income) expense, net and recognize a non-cash charge. As of June 30, 2021, the CTA for our Argentina operations was in excess of $60 million.
Income Taxes
Our effective income tax rate was 23.2% and 14.5% in the second quarter and 19.1% and 13.0% in the first half of 2021 and 2020, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended June 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
For the six months ended June 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and decreases in accrued withholding taxes in several foreign jurisdictions, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
For the three and six months ended June 30, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and excess tax benefits on stock compensation awards.
Segment Results
We use net sales and operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. In the first quarter of 2021, the information provided to our Chief Executive Officer for purposes of allocating resources and assessing performance was updated to reallocate contracted services activities performed at a German manufacturing facility from our EMEA segment to our Americas segment. The contracted services performed at that facility are part of our BioPharma Solutions business, which is managed as part of the Americas segment. Accordingly, the reported financial results of the Americas segment now include the contracted services activities performed at that facility. Segment results for the second quarter and first half of 2020 have been recast to conform to the current period presentation. The following is a summary of financial information for our reportable segments:

	Net sales				Operating income (loss)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Americas	$1,624	$1,469	$3,184	$3,034	$632	$527	$1,231	$1,115
EMEA	783	669	1,521	1,357	159	121	294	238
APAC	691	580	1,339	1,129	152	143	290	271
Total segments	3,098	2,718	6,044	5,520	943	791	1,815	1,624
Corporate and other	—	—	—	—	(519)	(460)	(1,001)	(884)
Total	$3,098	$2,718	$6,044	$5,520	$424	$331	$814	$740

Americas
Segment net sales and operating income were $1.6 billion and $632 million, respectively, in the second quarter and $3.2 billion and $1.2 billion, respectively, in the first half of 2021. Segment net sales and operating income were $1.5 billion and $527 million, respectively, in the second quarter and $3.0 billion and $1.1 billion, respectively, in the first half of 2020. The increase in operating profit in the second quarter and first half of 2021 was due to favorable sales performance in our Advanced Surgery, BioPharma Solutions and Medication Delivery product categories, partially offset by unfavorable performance in Pharmaceuticals.
EMEA
Segment net sales and operating income were $783 million and $159 million, respectively, in the second quarter and $1.5 billion and $294 million, respectively, in the first half of 2021. Segment net sales and operating income were $669 million and $121 million, respectively, in the second quarter and $1.4 billion and $238 million, respectively, in the first half of 2020. The increase in operating profit in the second quarter and first half of 2021 was due to the favorable impact of foreign exchange rates on results in the second quarter and first half of 2021 as compared to the prior-year periods and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S., which contributed $23 million and $33 million of net sales and operating profit to the region during the second quarter and first half of 2021, respectively.
APAC
Segment net sales and operating income were $691 million and $152 million, respectively, in the second quarter and $1.3 billion and $290 million, respectively, in the first half of 2021. Segment net sales and operating income were $580 million and $143 million, respectively, in the second quarter and $1.1 billion and $271 million, respectively, in the first half of 2020. The increase in operating profit in the second quarter and first half of 2021 was due to the favorable impact of foreign exchange rates on results in the second quarter and first half of 2021 as compared to 2020 and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S., which contributed $5 million and $7 million of net sales and operating profit to the region during the second quarter and first half of 2021, respectively.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, certain product category support costs, stock compensation expense, certain employee benefit plan costs, certain foreign currency hedging activities, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in the second quarter and first half of 2021 was higher than the prior-year periods primarily due to higher intangible asset amortization expense and higher bonus accruals under our annual employee incentive compensation plans in the current year that were partially offset by higher acquisition and integration expenses in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the six-month periods ended June 30, 2021 and 2020.

	Six months ended June 30,
(in millions)	2021	2020
Cash flows from operations - continuing operations	$854	$648
Cash flows from investing activities	(726)	(758)
Cash flows from financing activities	(707)	909
Cash Flows from Operations — Continuing Operations
In the first half of 2021, cash provided by operating activities was $854 million, as compared to cash provided by operating activities of $648 million in the first half of 2020, an increase of $206 million. The increase was primarily due to a lower increase in inventories in 2021 compared to 2020, an increase in our operating income in 2021 and lower employee incentive compensation payments in 2021 compared to 2020.

Cash Flows from Investing Activities
In the first half of 2021, cash used for investing activities included payments for acquisitions and investments of $417 million, primarily related to Caelyx and Doxil and Transderm Scop, and capital expenditures of $329 million. In the first half of 2020, cash used for investing activities included payments for acquisitions and investments of $453 million, primarily related to Seprafilm and rights to multiple products we acquired, and capital expenditures of $316 million.
In July 2021, we acquired certain assets related to PerClot Polysaccharide Hemostatic System (PerClot), including distribution rights for the U.S. and specified territories outside of the U.S., from CryoLife, Inc. for an upfront purchase price of $25 million and the potential for additional cash consideration of up to $36 million based upon regulatory and commercial milestones.
Cash Flows from Financing Activities
In the first half of 2021, cash used in financing activities included payments for treasury stock repurchases of $565 million and dividend payments of $249 million, partially offset by stock issued under employee benefit plans of $93 million and the proceeds from commercial paper borrowings of $50 million. In the first half of 2020, cash generated from financing activities included $1.2 billion of net proceeds from the issuance of senior notes. Cash flows from financing activities in the six months ended June 30, 2020 also included receipts from stock issued under employee benefit plans of $151 million, repayments of borrowings under our Euro-denominated credit facility of €200 million ($225 million) and dividend payments of $223 million.
In July 2021, Baxter redeemed $400 million in 1.7% Senior Notes due August 2021, which was partially funded by the issuance of commercial paper.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We paid $565 million in cash to repurchase approximately 7.3 million shares under this authority pursuant to Rule 10b5-1 plans in the first six months of 2021 and recognized a liability within accrued expenses and other current liabilities of $35 million for share repurchases that settled in July 2021. We had $1.3 billion remaining available under this authorization as of June 30, 2021.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of June 30, 2021, our U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. There were no borrowings outstanding under our U.S. dollar-denominated and Euro-denominated credit facilities as of June 30, 2021 or December 31, 2020. As of June 30, 2021, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $3.1 billion of cash and cash equivalents as of June 30, 2021, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of June 30, 2021, we had approximately $6.2 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2020 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2020 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first six months of 2021.
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

•	developments that would require the correction of additional misstatements in our previously issued financial statements;

•	failures with respect to our quality, compliance or ethics programs;

•	future actions of third parties, including third-party payers, the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);

•	the outcome of pending or future litigation, including the opioid litigation, ethylene oxide litigation and litigation related to the investigation of foreign exchange gains and losses;

•	failure to achieve our long-term financial improvement goals;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of June 30, 2021 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange contracts relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of June 30, 2021, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $10 million with respect to those contracts would change by $45 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of June 30, 2021 by replacing the actual exchange rates as of June 30, 2021 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our subsidiary in Argentina is reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of June 30, 2021, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2020 Annual Report. There were no significant changes during the quarter ended June 30, 2021.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2020 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2021 through April 30, 2021	—	$—	—
May 1, 2021 through May 31, 2021	—	$—	—
June 1, 2021 through June 30, 2021	3,665,800	$81.86	3,665,800
Total	3,665,800	$81.86	3,665,800	$1,297,133,409

(1)In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the second quarter of 2021, we repurchased approximately 3.7 million shares for $300 million pursuant to this authority through a Rule 10b5-1 purchase plan. We had $1.3 billion remaining under this program as of June 30, 2021. This program does not have an expiration date.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

C 10.1*	Non-Employee Director Compensation Plan (As Amended and restated effective May 4, 2021)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_____________________________________
*    Filed herewith.
C     Management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: July 29, 2021
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)