Form 10-Q
period 2021-09-30
BAXTER INTERNATIONAL INC
filed 2021-10-28
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 21, 2021 was 500,693,441 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$3,258	$3,730
Accounts receivable, net of allowances of $115 in 2021 and $125 in 2020	2,074	2,007
Inventories	2,025	1,916
Prepaid expenses and other current assets	810	758
Total current assets	8,167	8,411
Property, plant and equipment, net	4,582	4,722
Goodwill	3,098	3,217
Other intangible assets, net	1,876	1,671
Operating lease right-of-use assets	581	603
Other non-current assets	1,503	1,395
Total assets	$19,807	$20,019
Current liabilities:
Short-term debt	$301	$—
Current maturities of long-term debt and finance lease obligations	209	406
Accounts payable	999	1,043
Accrued expenses and other current liabilities	1,932	1,884
Total current liabilities	3,441	3,333
Long-term debt and finance lease obligations	5,446	5,786
Operating lease liabilities	484	501
Other non-current liabilities	1,621	1,673
Total liabilities	10,992	11,293
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2021 and 2020	683	683
Common stock in treasury, at cost,182,847,640 shares in 2021 and 178,580,208 shares in 2020	(11,529)	(11,051)
Additional contributed capital	6,131	6,043
Retained earnings	16,967	16,328
Accumulated other comprehensive (loss) income	(3,482)	(3,314)
Total Baxter stockholders’ equity	8,770	8,689
Noncontrolling interests	45	37
Total equity	8,815	8,726
Total liabilities and equity	$19,807	$20,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$3,226	$2,972	$9,270	$8,492
Cost of sales	1,905	1,777	5,571	5,096
Gross margin	1,321	1,195	3,699	3,396
Selling, general and administrative expenses	680	601	1,982	1,819
Research and development expenses	129	123	396	386
Other operating expense (income), net	(1)	1	(6)	(19)
Operating income	513	470	1,327	1,210
Interest expense, net	50	39	118	96
Other expense, net	12	16	15	32
Income before income taxes	451	415	1,194	1,082
Income tax (benefit) expense	(1)	56	141	143
Net income	452	359	1,053	939
Net income attributable to noncontrolling interests	2	3	7	5
Net income attributable to Baxter stockholders	$450	$356	$1,046	$934
Earnings per share
Basic	$0.90	$0.70	$2.08	$1.83
Diluted	$0.89	$0.69	$2.06	$1.81
Weighted-average number of shares outstanding
Basic	500	511	503	509
Diluted	506	518	509	517
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$452	$359	$1,053	$939
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $3 and $18 for the three months ended September 30, 2021 and 2020, respectively, and $16 and $12 for the nine months ended September 30, 2021 and 2020, respectively	(137)	127	(257)	(43)
Pension and other postretirement benefits, net of tax expense of $8 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $19 and $7 for the nine months ended September 30, 2021 and 2020, respectively	22	—	63	26
Hedging activities, net of tax expense (benefit) of $3 and $5 for the three months ended September 30, 2021 and 2020, respectively, and $8 and ($33) for the nine months ended September 30, 2021 and 2020, respectively	9	22	26	(112)
Total other comprehensive income (loss), net of tax	(106)	149	(168)	(129)
Comprehensive income	346	508	885	810
Less: Comprehensive income attributable to noncontrolling interests	2	3	7	5
Comprehensive income attributable to Baxter stockholders	$344	$505	$878	$805
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2021	683	$683	184	$(11,561)	$6,090	$16,658	$(3,376)	$8,494	$41	$8,535
Net income	—	—	—	—	—	450	—	450	2	452
Other comprehensive income (loss)	—	—	—	—	—	—	(106)	(106)	—	(106)
Stock issued under employee benefit plans and other	—	—	(1)	32	41	—	—	73	—	73
Dividends declared on common stock	—	—	—	—	—	(141)	—	(141)	—	(141)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of September 30, 2021	683	$683	183	$(11,529)	$6,131	$16,967	$(3,482)	$8,770	$45	$8,815

	For the nine months ended September 30, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2021	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income	—	—	—	—	—	1,046	—	1,046	7	1,053
Other comprehensive income (loss)	—	—	—	—	—	—	(168)	(168)	—	(168)
Purchases of treasury stock	—	—	7	(600)	—	—	—	(600)	—	(600)
Stock issued under employee benefit plans and other	—	—	(3)	122	88	—	—	210	—	210
Dividends declared on common stock	—	—	—	—	—	(407)	—	(407)	—	(407)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of September 30, 2021	683	$683	183	$(11,529)	$6,131	$16,967	$(3,482)	$8,770	$45	$8,815

	For the three months ended September 30, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2020	683	$683	173	$(10,597)	$5,975	$16,055	$(3,988)	$8,128	$32	$8,160
Net income	—	—	—	—	—	356	—	356	3	359
Other comprehensive income (loss)	—	—	—	—	—	—	149	149	—	149
Stock issued under employee benefit plans and other	—	—	—	26	34	—	—	60	—	60
Dividends declared on common stock	—	—	—	—	—	(126)	—	(126)	—	(126)
Balance as of September 30, 2020	683	$683	173	$(10,571)	$6,009	$16,285	$(3,839)	$8,567	$35	$8,602

	For the nine months ended September 30, 2020
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2020	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standards	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	934	—	934	5	939
Other comprehensive income (loss)	—	—	—	—	—	—	(129)	(129)	—	(129)
Stock issued under employee benefit plans and other	—	—	(4)	193	54	—	—	247	—	247
Dividends declared on common stock	—	—	—	—	—	(363)	—	(363)	—	(363)
Balance as of September 30, 2020	683	$683	173	$(10,571)	$6,009	$16,285	$(3,839)	$8,567	$35	$8,602
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2021	2020
Cash flows from operations
Net income	$1,053	$939
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	645	610
Deferred income taxes	(98)	(45)
Stock compensation	93	97
Net periodic pension and other postretirement costs	77	59
Intangible asset impairment	—	17
Other	46	54
Changes in balance sheet items:
Accounts receivable, net	(128)	(108)
Inventories	(149)	(305)
Prepaid expenses and other current assets	(51)	(60)
Accounts payable	14	(28)
Accrued expenses and other current liabilities	91	64
Other	(64)	(136)
Cash flows from operations – continuing operations	1,529	1,158
Cash flows from operations – discontinued operations	—	(2)
Cash flows from operations	1,529	1,156
Cash flows from investing activities
Capital expenditures	(508)	(472)
Acquisitions, net of cash acquired, and investments	(463)	(466)
Other investing activities, net	38	23
Cash flows from investing activities	(933)	(915)
Cash flows from financing activities
Repayments of debt	(407)	—
Issuances of debt	50	1,240
Net increase (decrease) in debt with original maturities of three months or less	251	(226)
Cash dividends on common stock	(390)	(348)
Proceeds from stock issued under employee benefit plans	135	180
Purchases of treasury stock	(600)	—
Debt issuance costs	(37)	(3)
Other financing activities, net	(33)	(45)
Cash flows from financing activities	(1,031)	798
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(40)	(8)
Increase (decrease) in cash, cash equivalents and restricted cash	(475)	1,031
Cash, cash equivalents and restricted cash at beginning of period (1)	3,736	3,335
Cash, cash equivalents and restricted cash at end of period (1)	$3,261	$4,366
(1)    We did not have any restricted cash balances as of December 31, 2019. The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of September 30, 2021,
December 31, 2020, and September 30, 2020 (in millions):

	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$3,258	$3,730	$4,359
Restricted cash included in prepaid expenses and other current assets	3	6	7
Cash, cash equivalents and restricted cash	$3,261	$3,736	$4,366
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
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and continue to take. Initial measures taken in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020. The pandemic has created significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 9 - Revenues. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Delta variant and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees). Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility. We have experienced significant challenges, including lengthy delays, shortages and interruptions, posed by the pandemic and other exogenous factors (including significant weather events and disruptions to certain ports of call around the world) to our global supply chain, including the cost and availability of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, and may experience these and other challenges in future periods. Many of our manufacturing plant and distribution center personnel are currently unvaccinated, and we may also experience employee resistance in complying with current and future government vaccine and testing mandates, which may cause labor shortages significantly impacting manufacturing production and distribution center productivity. We expect that these challenges as well as evolving governmental restrictions and requirements, among other factors, may continue to have an adverse effect on our business.
2. ACQUISITIONS AND OTHER ARRANGEMENTS
Proposed Acquisition of Hillrom
On September 2, 2021, we announced that we have entered into a definitive agreement to acquire all of the outstanding equity interests of Hill-Rom Holdings, Inc. (Hillrom) for total cash consideration of approximately $10.5 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction will be approximately $12.4 billion. Under the terms of the transaction agreement, Hillrom shareholders will receive

$156.00 in cash for each Hillrom share. The transaction is expected to close in early 2022, subject to the approval of Hillrom shareholders and the satisfaction of customary closing conditions, including regulatory approvals.
Hillrom is a global medical technology leader whose products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. Hillrom makes those outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.
In connection with the proposed acquisition of Hillrom, on September 1, 2021, we entered into a bridge facility commitment letter with JPMorgan Chase Bank, N.A. (JP Morgan) and Citigroup Global Markets Inc. (Citi) pursuant to which JP Morgan and Citi have committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $11.4 billion (the Bridge Facility) for the purpose of funding the consideration for the Hillrom acquisition, refinancing certain indebtedness of Hillrom, and paying fees and expenses related to the foregoing. Loans under the Bridge Facility will bear interest at variable rates, will be due 364 days after the loan is issued and contain various covenants, including a maximum net leverage ratio. The Bridge Facility included upfront fees of $40 million that will increase to $53 million if the Bridge Facility is not terminated within 120 days of the date the Bridge Facility was executed. The commitments in respect of the Bridge Facility were syndicated to additional financial institutions on September 30, 2021.
Undrawn commitments in respect of the Bridge Facility will be subject to a ticking fee commencing on the later of (x) the date that definitive documentation with respect to the Bridge Facility is executed and (y) November 30, 2021 at a rate per annum equal to 0.125%. Loans under the Bridge Facility, if funded, will bear interest at variable rates, will be due 364 days after the initial funding of such loans and contain various covenants, including a maximum net leverage ratio. In addition, loans drawn under the Bridge Facility will be subject to a duration fee equal to (i) 0.5% of the outstanding loans on the 90th day after the initial funding of such loans, (ii) 0.75% of the outstanding loans on the 180th day after the initial funding of such loans and (iii) 1% of the outstanding loans on the 270th day after the initial funding of such loans.
On September 30, 2021, we entered into a term loan credit agreement (the Term Loan Credit Agreement), pursuant to which a syndicate of financial institutions has committed to provide us with a senior unsecured term loan facility in an aggregate principal amount of $4.0 billion (the Term Loan Facility), consisting of a $2.0 billion three-year term loan and a $2.0 billion five-year term loan. Loans under the Term Loan Facility will be available on the closing date of the Hillrom acquisition to fund the consideration for the Hillrom acquisition, refinance certain indebtedness of Hillrom, and pay fees and expenses related to the foregoing. Loans under the Term Loan Facility will bear interest at variable rates, will be subject to amortization at an annual rate of 0.625% for the first year and 1.25% thereafter (with loans outstanding under the five-year tranche subject to amortization at an annual rate of 1.875% after the second anniversary of the commencement of amortization and 2.500% after the third anniversary of the commencement of amortization). The Term Loan Credit Agreement contains various covenants, including a maximum net leverage ratio. Undrawn commitments under the Term Loan Facility are subject to a ticking fee commencing on November 30, 2021 at a rate per annum equal to 0.125%.
The aggregate principal amount of the commitments under the Term Loan Facility have replaced a corresponding amount under the commitment letter in respect of the Bridge Facility, in accordance with the terms of the commitment letter. As a result, there are now $7.4 billion in bridge facility commitments remaining. We expect to replace these remaining commitments with cash on the balance sheet and/or permanent financing in the form of the issuance of debt securities prior to the closing of the proposed acquisition of Hillrom.
Transderm Scop
In March 2021, we acquired the rights to Transderm Scop (TDS) for the U.S. and specified territories outside of the U.S. from subsidiaries of GlaxoSmithKline for an upfront purchase price of $60 million including the cost of acquired inventory and the potential for additional cash consideration of $30 million, which had an acquisition-date fair value of $24 million, based upon regulatory approval of a new contract manufacturer by a specified date. We previously sold this product under a distribution license to the U.S. institutional market. TDS is indicated for post-operative nausea and vomiting in the U.S. and motion sickness in European markets. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The fair value of the potential contingent consideration payment was estimated by applying a probability-

weighted expected payment model and is a Level 3 fair value measurement due to the significant estimates and assumptions used by management in establishing the estimated fair value.
The following table summarizes the fair value of the consideration transferred:

(in millions)
Cash	$60
Contingent Consideration	24
Total Consideration	$84
The following table summarizes the fair value of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Inventory	$16
Goodwill	1
Other intangible assets	67
Total assets acquired	$84
The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired and were not material for the three and nine months ended September 30, 2021.
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
The goodwill, which is deductible for tax purposes, includes the value of overall strategic benefits provided to our pharmaceutical portfolio and is included in the Americas segment.
PerClot
In July 2021, we acquired certain assets related to PerClot Polysaccharide Hemostatic System (PerClot), including distribution rights for the U.S. and specified territories outside of the U.S., from CryoLife, Inc. for an upfront purchase price of $25 million and the potential for additional cash consideration of up to $36 million, which had an acquisition-date fair value of $28 million, based upon regulatory and commercial milestones. PerClot is an absorbable powder hemostat indicated for use in surgical procedures, including cardiac, vascular, orthopedic, spinal, neurological, gynecological, ENT and trauma surgery as an adjunct hemostat when control of bleeding from capillary, venous, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical. PerClot is approved for distribution in the European Union and other markets and is expected to be submitted for Pre-Market Approval (PMA) for distribution in the U.S. in the fourth quarter of 2021. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The fair values of the potential contingent consideration payments were estimated by applying probability-weighted expected payment models and are Level 3 fair value measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.
The following table summarizes the fair value of the consideration transferred:

(in millions)
Cash	$25
Contingent Consideration	28
Total Consideration	$53

The following table summarizes the fair value of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Goodwill	$4
Other intangible assets	$49
Total assets acquired	$53
The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as we finalize our fair value estimates. The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired and were not material for the three and nine months ended September 30, 2021.
We allocated $39 million of the total consideration to an in-process research and development (IPR&D) asset with an indefinite useful life, $9 million to the approved PerClot developed product rights with an estimated useful life of 10 years and $1 million to customer relationships with an estimated useful life of 10 years. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the intangible assets were 18.7% for IPR&D, 16.0% for developed product rights and 15.0% for customer relationships. We consider the fair values of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.
The goodwill, which is deductible for tax purposes, includes the value of overall strategic benefits provided to our surgical portfolio of hemostats and sealants and is included in the Americas and EMEA segments.
We have not presented pro forma financial information for either of the 2021 business combinations because their results are not material to our consolidated financial statements.
Caelyx and Doxil
In February 2021, we acquired the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S. We previously acquired the U.S. rights to this product in 2019. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer. The transaction was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in the developed technology intangible asset. The purchase price of $325 million was allocated to the assets acquired, which included a $314 million developed-technology intangible asset with an estimated useful life of 9 years and an $11 million customer relationship intangible asset with an estimated useful life of 8 years. Net sales related to this acquisition were $32 million and $73 million, respectively, for the three and nine months ended September 30, 2021.

3. SUPPLEMENTAL FINANCIAL INFORMATION
Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest expense, net of capitalized interest	$54	$42	$128	$112
Interest income	(4)	(3)	(10)	(16)
Interest expense, net	$50	$39	$118	$96
Other Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Foreign exchange (gains) losses, net	$—	$23	$5	$44
Pension and other postretirement benefit plans	4	—	11	(2)
Change in fair value of marketable equity securities	9	(9)	2	(9)
Other, net	(1)	2	(3)	(1)
Other expense, net	$12	$16	$15	$32
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$117	$120	$125	$112
Adoption of new accounting standard	—	—	—	4
Charged to costs and expenses	2	3	(1)	15
Write-offs	(2)	(3)	(3)	(4)
Currency translation adjustments	(2)	2	(6)	(5)
Balance at end of period	$115	$122	$115	$122
Inventories

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$479	$460
Work in process	219	196
Finished goods	1,327	1,260
Inventories	$2,025	$1,916
Property, Plant and Equipment, Net

(in millions)	September 30, 2021	December 31, 2020
Property, plant and equipment, at cost	$11,171	$11,271
Accumulated depreciation	(6,589)	(6,549)
Property, plant and equipment, net	$4,582	$4,722

Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2021 and 2020 were $69 million and $42 million, respectively. Right-of-use finance lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2020 were $7 million.
Purchases of property, plant and equipment included in accounts payable as of September 30, 2021 and 2020 were $49 million and $48 million, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2020	$2,574	$406	$237	$3,217
Reallocation of goodwill	81	(81)	—	—
Acquisitions	4	1	—	5
Currency translation	(103)	(12)	(9)	(124)
Balance as of September 30, 2021	$2,556	$314	$228	$3,098
As of September 30, 2021, there were no reductions in goodwill relating to impairment losses.
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
Other intangible assets, net
The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2021
Gross other intangible assets	$3,019	$498	$207	$3,724
Accumulated amortization	(1,502)	(346)	—	(1,848)
Other intangible assets, net	$1,517	$152	$207	$1,876
December 31, 2020
Gross other intangible assets	$2,713	$495	$169	$3,377
Accumulated amortization	(1,374)	(332)	—	(1,706)
Other intangible assets, net	$1,339	$163	$169	$1,671
Intangible asset amortization expense was $68 million and $57 million for the three months ended September 30, 2021 and 2020, respectively, and $199 million and $165 million for the nine months ended September 30, 2021 and 2020, respectively.
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

5. FINANCING ARRANGEMENTS
Significant Debt Activity
In connection with the proposed acquisition of Hillrom, we entered into the Bridge Facility and the Term Loan Agreement that would provide for total debt commitments of $11.4 billion for the purpose of funding the consideration for the Hillrom acquisition, refinancing certain indebtedness of Hillrom, and paying fees and expenses related to the foregoing. Refer to Note 2 for additional information.
In 2020, we issued $500 million of 3.95% senior notes due in 2030 and $650 million of 1.73% senior notes due in 2031 (the Notes). In conjunction with the issuances of the Notes, we entered into registration rights agreements in which we agreed to file a registration statement with the SEC with respect to an offer to exchange the Notes for new issues of Notes with the same terms registered under the Securities Act of 1933. Those exchange offers with respect to the Notes were completed in May 2021.
In July 2021, Baxter redeemed $400 million in 1.7% Senior Notes due August 2021, which was partially funded by the issuance of commercial paper.
Credit Facilities
On September 30, 2021, we entered into a new U.S. dollar-denominated revolving credit facility (the USD Revolver), and on October 1, 2021, we amended our existing Euro-denominated revolving credit facility (as amended, the Euro Revolver). Our USD Revolver has a capacity of $2.5 billion and our Euro Revolver has a capacity of €200 million. Each of the facilities matures in 2026. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are 0.09% annually as of September 30, 2021 and are based on our credit ratings and the total capacity of the facility. Prior to entering into the USD Revolver and the Euro Revolver, our previous U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. Fees under these credit facilities were 0.09% annually as of December 31, 2020 and were based on our credit ratings and the total capacity of the facility. There were no borrowings outstanding under these credit facilities as of September 30, 2021 or December 31, 2020.
Commercial Paper
As of September 30, 2021, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 0.23% and an original weighted-average term of 90 days. There was no commercial paper outstanding as of December 31, 2020.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2021 and December 31, 2020, our total recorded reserves with respect to legal and environmental matters were $73 million and $40 million, respectively, and we had a $7 million insurance receivable as of September 30, 2021.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases, we are involved in an ongoing voluntary environmental remediation associated with historic operations at our Irvine, California, United States facility. As of September 30, 2021 and December 31, 2020, our environmental reserves, which are measured on an undiscounted basis, were $18 million and $20 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. Plaintiffs filed an amended complaint on June 25, 2020 containing substantially the same allegations. On August 24, 2020, we filed a motion to dismiss the amended complaint. On January 12, 2021, the Court granted our motion to dismiss the amended complaint but gave plaintiffs an opportunity to file a further-amended complaint. The parties reached an agreement to settle the case for $16 million, subject to the completion of confirmatory discovery and final approval by the Court. The Court granted final approval of the settlement on August 11, 2021. We were fully reserved for the settlement amount as of September 30, 2021.
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
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached agreement to settle these lawsuits in the third quarter of 2021 for amounts that are not material to our financial results. The settlement of these claims does not preclude potential future lawsuits on behalf of other plaintiffs.
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
Cash Dividends
Cash dividends declared per share for the three and nine months ended September 30, 2021 were $0.280 and $0.805, respectively. Cash dividends declared per share for the three and nine months ended September 30, 2020 were $0.245 and $0.710, respectively.
Stock Repurchase Programs
In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first nine months of 2021, we repurchased 7.3 million shares under this authority pursuant to Rule 10b5-1 plans. During the first nine months of 2020, we did not repurchase any shares under this authority. We had $1.3 billion remaining available under the authorization as of September 30, 2021.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.

The following table is a net-of-tax summary of the changes in accumulated other comprehensive (loss) income (AOCI) by component for the nine months ended September 30, 2021 and 2020.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
Other comprehensive income (loss) before reclassifications	(257)	13	5	(239)
Amounts reclassified from AOCI (a)	—	50	21	71
Net other comprehensive income (loss)	(257)	63	26	(168)
Balance as of September 30, 2021	$(2,844)	$(511)	$(127)	$(3,482)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
Other comprehensive income (loss) before reclassifications	(43)	(9)	(110)	(162)
Amounts reclassified from AOCI (a)	—	35	(2)	33
Net other comprehensive income (loss)	(43)	26	(112)	(129)
Balance as of September 30, 2020	$(2,997)	$(689)	$(153)	$(3,839)
(a)    See table below for details about these reclassifications.
The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2021 and 2020.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(21)	$(62)	Other expense, net
Less: Tax effect	4	12	Income tax expense
	$(17)	$(50)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$(5)	$(23)	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
	(6)	(27)	Total before tax
Less: Tax effect	1	6	Income tax expense
	$(5)	$(21)	Net of tax
Total reclassifications for the period	$(22)	$(71)	Total net of tax
(a)    Amounts in parentheses indicate reductions to net income

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(14)	$(44)	Other expense, net
Less: Tax effect	3	9	Income tax expense
	$(11)	$(35)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$(2)	$2	Cost of sales
Less: Tax effect	1	—	Income tax expense
	$(1)	$2	Net of tax
Total reclassifications for the period	$(12)	$(33)	Total net of tax
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
As of September 30, 2021, we had $8.3 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 10% of this amount as revenue over the remainder of 2021, 30% in each of 2022 and 2023 and 15% in each of 2024 and 2025.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and nine months ended September 30, 2021 and 2020 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.8 billion and $1.7 billion as of September 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes our contract assets:

(in millions)	September 30, 2021	December 31, 2020
Contract manufacturing services	$73	$47
Software sales	38	40
Bundled equipment and consumable medical products contracts	82	47
Contract assets	$193	$134
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	September 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$104	$70
Other non-current assets	89	64
Contract assets	$193	$134

Accrued expenses and other current liabilities	$39	$32
Other non-current liabilities	52	34
Contract liabilities	$91	$66
Contract liabilities are recognized when a customer pays consideration before we transfer goods or provide services. During the nine months ended September 30, 2021 and 2020, the amount of revenue recognized that was included in contract liabilities as of December 31, 2020 and 2019 was not significant.

Disaggregation of Net Sales
Beginning in the first quarter of 2021, our product category net sales disclosures (previously referred to as global business units (GBUs)) separately present net sales from our BioPharma Solutions business, which was previously included within Other. Concurrent with that disaggregation of net sales from our BioPharma Solutions business, we have also allocated certain previously unallocated sales deductions from Other to various categories, primarily based on their respective net sales. Net sales for the three and nine months ended September 30, 2020 have been recast to conform to the current period presentation.
The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	Three Months Ended September 30,
	2021			2020
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$222	$759	$981	$216	$739	$955
Medication Delivery [2]	490	257	747	419	246	665
Pharmaceuticals [3]	188	401	589	209	330	539
Clinical Nutrition [4]	88	156	244	87	147	234
Advanced Surgery [5]	135	114	249	138	97	235
Acute Therapies [6]	69	116	185	72	105	177
BioPharma Solutions [7]	109	97	206	84	57	141
Other [8]	18	7	25	19	7	26
Total Baxter	$1,319	$1,907	$3,226	$1,244	$1,728	$2,972

	Nine Months Ended September 30,
	2021			2020
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$655	$2,212	$2,867	$629	$2,115	$2,744
Medication Delivery [2]	1,345	751	2,096	1,262	686	1,948
Pharmaceuticals [3]	550	1,137	1,687	637	899	1,536
Clinical Nutrition [4]	255	460	715	241	426	667
Advanced Surgery [5]	405	317	722	369	258	627
Acute Therapies [6]	211	369	580	204	315	519
BioPharma Solutions [7]	218	306	524	186	185	371
Other [8]	58	21	79	60	20	80
Total Baxter	$3,697	$5,573	$9,270	$3,588	$4,904	$8,492

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
The components of lease revenue for the three and nine months ended September 30, 2021 were:

(in millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Sales-type lease revenue	$3	$19
Operating lease revenue	21	90
Variable lease revenue	27	59
Total lease revenue	$51	$168
The components of lease revenue for the three and nine months ended September 30, 2020 were:

(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Sales-type lease revenue	$11	$27
Operating lease revenue	16	44
Variable lease revenue	19	57
Total lease revenue	$46	$128
Our net investment in sales-type leases was $119 million as of September 30, 2021, of which $16 million originated in 2017 and prior, $29 million in 2018, $26 million in 2019, $33 million in 2020 and $15 million in 2021.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through September 30, 2021, we have incurred cumulative pre-tax costs of $1.2 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $35 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and nine months ended September 30, 2021 and 2020, we recorded the following charges related to business optimization programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Restructuring charges	$32	$26	$67	$58
Costs to implement business optimization programs	4	6	14	19
Total business optimization charges	$36	$32	$81	$77
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and nine months ended September 30, 2021 and 2020, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and nine months ended September 30, 2021 and 2020, we recorded the following restructuring charges.

	Three months ended September 30, 2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$11	$8	$—	$19
Contract termination and other costs	—	2	—	2
Asset impairments	11	—	—	11
Total restructuring charges	$22	$10	$—	$32

	Three months ended September 30, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$4	$15	$1	$20
Contract termination and other costs	1	3	—	4
Asset impairments	—	2	—	2
Total restructuring charges	$5	$20	$1	$26

	Nine months ended September 30, 2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$35	$14	$—	$49
Contract termination and other costs	—	2	—	2
Asset impairments	16	—	—	16
Total restructuring charges	$51	$16	$—	$67

	Nine months ended September 30, 2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$9	$34	$(1)	$42
Contract termination and other costs	3	3	—	6
Asset impairments	8	2	—	10
Total restructuring charges	$20	$39	$(1)	$58
In conjunction with our business optimization initiatives in the first quarter of 2020, we sold property that resulted in a gain of $17 million. This gain is reflected within other operating expense (income), net in our condensed consolidated statement of income for the nine months ended September 30, 2020.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2020	$113
Charges	54
Payments	(62)
Reserve adjustments	(3)
Currency translation	(6)
Liability balance as of September 30, 2021	$96
Substantially all of our restructuring liabilities as of September 30, 2021 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2022.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Pension benefits
Service cost	$22	$20	$66	$61
Interest cost	18	24	54	71
Expected return on plan assets	(36)	(40)	(108)	(121)
Amortization of net losses and prior service costs	23	19	69	57
Net periodic pension cost	$27	$23	$81	$68
OPEB
Interest cost	$1	$2	$3	$4
Amortization of net loss and prior service credit	(2)	(5)	(7)	(13)
Net periodic OPEB cost (income)	$(1)	$(3)	$(4)	$(9)

12. INCOME TAXES
Our effective income tax rate was (0.2)% and 13.5% for the three months ended September 30, 2021 and 2020, respectively, and 11.8% and 13.2% for the nine months ended September 30, 2021 and 2020, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended September 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, as well as changes related to our ability to realize tax credit carryforwards based on a favorable tax ruling in a foreign jurisdiction.
For the nine months ended September 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, as well as a favorable geographic earnings mix and changes related to our ability to realize tax credit carryforwards based on a favorable tax ruling in a foreign jurisdiction.
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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Basic shares	500	511	503	509
Effect of dilutive securities	6	7	6	8
Diluted shares	506	518	509	517
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 7 million equity awards for the three and nine months ended September 30, 2021, respectively, and 4 million and 3 million equity awards for the three and nine months ended September 30, 2020, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 7 for additional information regarding items impacting basic and diluted shares.
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

The notional amounts of foreign exchange contracts designated as cash flow hedges were $365 million and $345 million as of September 30, 2021 and December 31, 2020, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at September 30, 2021 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2021 and December 31, 2020.
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
There were no outstanding interest rate contracts designated as fair value hedges as of September 30, 2021 and December 31, 2020.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of September 30, 2021, we had an accumulated pre-tax unrealized translation loss in AOCI of $102 million related to the Euro-denominated senior notes.
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
There were no hedge dedesignations in the first nine months of 2021 or 2020 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2021 or 2020.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first nine months of 2021 or 2020.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $1.0 billion as of September 30, 2021 and December 31, 2020.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended September 30, 2021 and 2020.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2021	2020		2021	2020
Cash flow hedges
Interest rate contracts	$—	$31	Interest expense, net	$(1)	$—
Foreign exchange contracts	6	(6)	Cost of sales	(5)	(2)
Net investment hedges	60	(103)	Other expense, net	—	—
Total	$66	$(78)		$(6)	$(2)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2021	2020
Undesignated derivative instruments
Foreign exchange contracts	Other expense, net	$(7)	$7
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2021	2020		2021	2020
Cash flow hedges
Interest rate contracts	$—	$(144)	Interest expense, net	$(4)	$—
Foreign exchange contracts	7	1	Cost of sales	(23)	2
Net investment hedges	143	(104)	Other expense, net	—	—
Total	$150	$(247)		$(27)	$2

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2021	2020
Undesignated derivative instruments
Foreign exchange contracts	Other expense, net	$(26)	$22
As of September 30, 2021, $1 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2021.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$7	Accrued expenses and other current liabilities	$2
Total derivative instruments designated as hedges		7		2
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	2	Accrued expenses and other current liabilities	6
Total derivative instruments		$9		$8
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2020.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$17
Total derivative instruments designated as hedges		—		17
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	11	Accrued expenses and other current liabilities	2
Total derivative instruments		$11		$19
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

	September 30, 2021		December 31, 2020
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$9	$8	$11	$19
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheet	(2)	(2)	(6)	(6)
Total	$7	$6	$5	$13
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of September 30, 2021	Balance as of December 31, 2020	Balance as of September 30, 2021	Balance as of December 31, 2020
Long-term debt	$102	$102	$4	$5
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$9	$—	$9	$—
Debt securities	30	—	30	—
Marketable equity securities	15	15	—	—
Total	$54	$15	$39	$—
Liabilities
Foreign exchange contracts	$8	$—	$8	$—
Contingent payments related to acquisitions	61	—	—	61
Total	$69	$—	$8	$61

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Debt securities	13	—	13	—
Marketable equity securities	17	17	—	—
Total	$41	$17	$24	$—
Liabilities
Foreign exchange contracts	$19	$—	$19	$—
Contingent payments related to acquisitions	30	—	—	30
Total	$49	$—	$19	$30
As of September 30, 2021 and December 31, 2020, cash and cash equivalents of $3.3 billion and $3.7 billion, respectively, included money market and other short-term funds of approximately $1.5 billion and $1.8 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Fair value at beginning of period	$34	$39	$30	$39
Additions	28	—	52	4
Change in fair value recognized in earnings	(1)	1	(6)	(2)
Payments	—	(10)	(16)	(11)
Currency translation	—	—	1	—
Fair value at end of period	$61	$30	$61	$30

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of September 30, 2021 and December 31, 2020.

	Book values		Fair values(a)
(in millions)	2021	2020	2021	2020
Liabilities
Short-term debt	$301	$—	$301	$—
Current maturities of long-term debt and finance lease obligations	209	406	213	409
Long-term debt and finance lease obligations	5,446	5,786	5,950	6,471
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $108 million at September 30, 2021 and $105 million at December 31, 2020. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
16. SEGMENT INFORMATION
We manage our business based on three geographical segments: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Our segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. In the first quarter of 2021, the information provided to our Chief Executive Officer for purposes of allocating resources and assessing performance was updated to reallocate contracted services activities performed at a German manufacturing facility from our EMEA segment to our Americas segment. The contracted services performed at that facility are part of our BioPharma Solutions business, which is managed as part of the Americas segment. Accordingly, the reported financial results of the Americas segment now include the contracted services activities performed at that facility. Segment results for the three and nine months ended September 30, 2020 have been recast to conform to the current period presentation.
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

Financial information for our segments is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net sales:
Americas	$1,727	$1,606	$4,911	$4,640
EMEA	779	720	2,300	2,077
APAC	720	646	2,059	1,775
Total net sales	$3,226	$2,972	$9,270	$8,492
Operating income:
Americas	$676	$611	$1,907	$1,726
EMEA	167	126	461	364
APAC	166	161	456	432
Total segment operating income	$1,009	$898	$2,824	$2,522
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Total segment operating income	$1,009	$898	$2,824	$2,522
Corporate and other	(496)	(428)	(1,497)	(1,312)
Total operating income	513	470	1,327	1,210
Interest expense, net	50	39	118	96
Other expense, net	12	16	15	32
Income before income taxes	$451	$415	$1,194	$1,082
Refer to Note 9 for additional information on Net Sales by product category.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Current Report on Form 8-K filed with the SEC on April 29, 2021 (2020 Annual Report), which revised and superseded the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report on Form 10-K for the year ended December 31, 2020, for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020.
PROPOSED ACQUISITION OF HILLROM
On September 2, 2021, we announced that we have entered into a definitive agreement to acquire all of the outstanding equity interests of Hill-Rom Holdings, Inc. (Hillrom) for total cash consideration of approximately $10.5 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction will be approximately $12.4 billion. Hillrom brings a highly complementary product portfolio and innovation pipeline that should enable us to provide a broader array of medical products and services to patients and clinicians across the care continuum and around the world, facilitating the delivery of healthcare that is patient- and customer-centered and focused on improving clinical outcomes. The combination is also expected to accelerate our expansion into digital and connected care solutions that are increasingly enabling patients with access to hospital-level care at home or in other care settings. Refer to Note 2 and Note 5 to Item 1 of this Quarterly Report on Form 10-Q for additional information on the proposed acquisition and related financing arrangements.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three and nine months ended September 30, 2021 totaled $450 million, or $0.89 per diluted share, and $1,046 million, or $2.06 per diluted share, compared to $356 million, or $0.69 per diluted share, and $934 million, or $1.81 per diluted share, for the three and nine months ended September 30, 2020. Net income for the three and nine months ended September 30, 2021 included special items which decreased net income by $66 million and $265 million, respectively, or $0.13 and $0.52 per diluted share, respectively, as further discussed below. Net income for the three and nine months ended September 30, 2020 included special items which decreased net income by $75 million and $251 million, respectively, or $0.14 and $0.49 per diluted share, respectively, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Gross Margin
Intangible asset amortization expense	$(68)	$(57)	$(199)	$(165)
Intangible asset impairment[1]	—	—	—	(17)
Business optimization items[2]	(20)	(6)	(51)	(24)
Acquisition and integration expenses[3]	(1)	—	(1)	(11)
European medical devices regulation[4]	(11)	(8)	(30)	(22)
Investigation and related costs[5]	—	—	—	(3)
Total Special Items	$(100)	$(71)	$(281)	$(242)
Impact on Gross Margin Ratio	(3.1 pts)	(2.4 pts)	(3.0 pts)	(2.8 pts)
Selling, General and Administrative (SG&A) Expenses
Business optimization items[2]	$16	$25	$30	$53
Acquisition and integration expenses[3]	21	—	23	7
Investigation and related costs[5]	3	2	31	18
Total Special Items	$40	$27	$84	$78
Impact on SG&A Ratio	1.3 pts	0.9 pts	0.9 pts	0.9 pts
Research and Development (R&D) Expenses
Business optimization items[2]	$—	$1	$—	$—
Acquisition and integration expenses[3]	—	—	—	22
Investigation and related costs[5]	—	—	—	1
Total Special Items	$—	$1	$—	$23
Impact on R&D Ratio	0.0 pts	0.0 pts	0.0 pts	0.2 pts
Other Operating Expense (Income), net
Business optimization items[2]	$—	$—	$—	$(17)
Acquisition and integration expenses[3]	(1)	1	(6)	(2)
Total Special Items	$(1)	$1	$(6)	$(19)
Interest Expense, net
Acquisition and integration expenses[3]	$18	$—	$18	$—
Total Special Items	$18	$—	$18	$—
Income Tax (Benefit) Expense
Tax matters[6]	$(58)	$—	$(36)	$—
Tax effects of special items[7]	(33)	(25)	(76)	(73)
Total Special Items	$(91)	$(25)	$(112)	$(73)
Impact on Effective Tax Rate	(15.0 pts)	(2.2 pts)	(4.3 pts)	(2.2 pts)
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
2In 2021 and 2020, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing and distribution facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. Our results in 2021 included business optimization charges of $36 million in the third quarter and $81 million in the first nine months. Our results in 2020 included business optimization charges of $32 million in the third quarter and $77 million in the first nine months. Additionally, we recognized a gain of $17 million in the first nine months of 2020 for property we sold in conjunction with our business optimization initiatives. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
3Our results in 2021 included acquisition, integration and related financing expenses of $39 million in the third quarter and $36 million in the first nine months. This included acquisition, integration and related financing expenses for our proposed acquisition of Hillrom and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. These expenses were partially offset by benefits in the third quarter and first nine months from changes in the estimated fair value of contingent consideration liabilities. Our results in 2020 included $1 million in the third quarter and $38 million in the first nine months of acquisition and integration expenses. This included acquisition and integration expenses related to our acquisitions of Cheetah Medical Inc. (Cheetah), Seprafilm and in-process R&D assets in the first nine months. Additionally, the change in the estimated fair value of contingent consideration liabilities in 2020 was an expense in the third quarter and a benefit in the first nine months. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
4Our results in 2021 included $11 million in the third quarter and $30 million in the first nine months of costs related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that become effective in stages beginning in 2021. Our results in 2020 included $8 million in the third quarter and $22 million in the first nine months of costs related to these requirements.
5Our results in 2021 included costs of $3 million in the third quarter and $31 million in the first nine months for investigation and related costs. Those costs primarily included charges related to matters associated with our previously announced investigation of foreign exchange gains and losses. Our results in 2020 included $2 million in the third quarter and $22 million in the first nine months for investigation and related costs. Those costs primarily included professional fees for the investigation and related matters, as well as incremental stock compensation expense as we extended the terms of certain stock options that were scheduled to expire in the first quarter of 2020. Refer to Notes 6 and 7 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation and related legal charges and stock compensation expense.
6Our results in the third quarter and first nine months of 2021 included a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary. Our results in the first nine months of 2021 also included a charge of $22 million related to an unfavorable court ruling for an uncertain tax position.
7Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.

NET SALES

	Three Months Ended September 30,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
United States	$1,319	$1,244	6%	6%
International	$1,907	1,728	10%	8%
Total net sales	$3,226	$2,972	9%	7%

	Nine Months Ended September 30,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
United States	$3,697	$3,588	3%	3%
International	$5,573	4,904	14%	8%
Total net sales	$9,270	$8,492	9%	6%
Foreign currency favorably impacted net sales by 2 and 3 percentage points, respectively, during the third quarter and first nine months of 2021 compared to the prior-year periods principally due to the weakening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound, Chinese Renminbi and Canadian Dollar.
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
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and continue to take. Initial measures taken in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020. The pandemic has created significant volatility in the demand for our products. For further discussion, refer to the Product Category Net Sales Reporting section below. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Delta variant and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees). Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility. We have experienced significant challenges, including lengthy delays, shortages and interruptions, posed by the pandemic and other exogenous factors (including significant weather events and disruptions to certain ports of call around the world) to our global supply chain, including the cost and availability of raw materials (including resins and electromechanical devices) and higher transportation costs, and may experience these and other challenges in future periods. We expect that these challenges as well as evolving governmental restrictions and requirements, among other factors, may continue to have an adverse effect on our business. For further discussion, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020..

Product Category Net Sales Reporting
Beginning in the first quarter of 2021, our product category net sales disclosures (previously referred to as global business units (GBUs)) separately present net sales from our BioPharma Solutions business, which was previously included within Other. Concurrent with that disaggregation of net sales from our BioPharma Solutions business, we have also allocated certain previously unallocated sales deductions from Other to various categories, primarily based on their respective net sales. Net sales for the third quarter and first nine months of 2020 have been recast to conform to the current period presentation.
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
•    BioPharma Solutions includes sales of contracted services we provide to various pharmaceutical and biopharmaceutical companies.
•    Other includes sales of other miscellaneous product and service offerings.
The following is a summary of net sales by product category:

	Three Months Ended September 30,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
Renal Care	$981	$955	3%	1%
Medication Delivery	747	665	12%	11%
Pharmaceuticals	589	539	9%	7%
Clinical Nutrition	244	234	4%	3%
Advanced Surgery	249	235	6%	5%
Acute Therapies	185	177	5%	3%
BioPharma Solutions	206	141	46%	45%
Other	25	26	(4)%	(8)%
Total Baxter	$3,226	$2,972	9%	7%

	Nine months ended September 30,		Percent change
(in millions)	2021	2020	At actual currency rates	At constant currency rates
Renal Care	$2,867	$2,744	4%	1%
Medication Delivery	2,096	1,948	8%	5%
Pharmaceuticals	1,687	1,536	10%	4%
Clinical Nutrition	715	667	7%	3%
Advanced Surgery	722	627	15%	13%
Acute Therapies	580	519	12%	8%
BioPharma Solutions	524	371	41%	36%
Other	79	80	(1)%	(3)%
Total Baxter	$9,270	$8,492	9%	6%
Renal Care net sales increased 3% in the third quarter and 4% in the first nine months of 2021, as compared to the prior-year periods. The increase in the third quarter and first nine months of 2021 was driven by a 2% and 3%, respectively, positive impact from foreign exchange rate changes, as compared to the prior-year periods. Additionally, Renal Care net sales increased due to global patient growth in PD, partially offset by lower in-center HD sales.
Medication Delivery net sales increased 12% in the third quarter and 8% in the first nine months of 2021, as compared to the prior-year periods. The increase in the third quarter and first nine months was due to a favorable comparison to the comparable periods of 2020 which were more severely impacted from lower demand for our infusion systems and related IV administration sets and solutions due to lower hospital admission rates and a reduction in elective surgeries resulting from the COVID-19 pandemic. Additionally, foreign exchange rates had a favorable impact on Medication Delivery net sales of 1% and 3%, respectively, in the third quarter and first nine months of 2021, as compared to the prior-year periods.
Pharmaceuticals net sales increased 9% in the third quarter and 10% in the first nine months of 2021, as compared to the prior-year periods. The increase in the third quarter and first nine months was driven by the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S., which contributed $32 million and $73 million of net sales during the third quarter and first nine months of 2021, respectively. Additionally, foreign exchange rates had a favorable impact on Pharmaceuticals net sales of 2% and 6%, respectively, in the third quarter and first nine months of 2021, as compared to the prior-year periods. Partially offsetting the increases in the third quarter and first nine months of 2021 was a significant nonrecurring purchase from the U.S. government in the prior year.
Clinical Nutrition net sales increased 4% in the third quarter and 7% in the first nine months of 2021, as compared to the prior-year periods. The increase in the third quarter and first nine months was driven by a 1% and 4%, respectively, positive impact from foreign exchange rate changes, as compared to the prior-year periods. Additionally, Clinical Nutrition net sales increased due to growth in the U.S. for our PN therapies and related products, partially offset by lower international sales of vitamins resulting from supply constraints.
Advanced Surgery net sales increased 6% in the third quarter and 15% in the first nine months of 2021, as compared to the prior-year periods. The increase in the third quarter and first nine months was driven by a recovery in elective surgeries, as many had been previously postponed due to the COVID-19 pandemic, and a 1% and 2%, respectively, positive impact from foreign exchange rates, as compared to the prior-year periods. Additionally, the acquisition of Seprafilm in February of 2020 contributed $8 million of incremental sales in the first quarter of 2021.
Acute Therapies net sales increased 5% in the third quarter and 12% in the first nine months of 2021, as compared to the prior-year periods. The increase in the third quarter and first nine months was driven by increased global demand for our CRRT systems during the COVID-19 pandemic and a 2% and 4%, respectively, positive impact from foreign exchange rate changes, as compared to the prior-year period.
BioPharma Solutions net sales increased 46% in the third quarter and 41% in the first nine months of 2021, as compared to the prior-year periods. The increase in the third quarter and first nine months was driven by manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies and a 1% and 5%, respectively, positive impact from foreign exchange rate changes, as compared to the prior-year periods.
Gross Margin and Expense Ratios

	Three months ended September 30,
	2021	% of net sales	2020	% of net sales	$ change	% change
Gross margin	$1,321	40.9%	$1,195	40.2%	$126	10.5%
SG&A	$680	21.1%	$601	20.2%	$79	13.1%
R&D	$129	4.0%	$123	4.1%	$6	4.9%

	Nine months ended September 30,
	2021	% of net sales	2020	% of net sales	$ change	% change
Gross margin	$3,699	39.9%	$3,396	40.0%	$303	8.9%
SG&A	$1,982	21.4%	$1,819	21.4%	$163	9.0%
R&D	$396	4.3%	$386	4.5%	$10	2.6%

Gross Margin
The gross margin ratio was 40.9% and 39.9% in the third quarter and first nine months of 2021, respectively. The special items identified above had an unfavorable impact of approximately 3.1 and 3.0 percentage points on the gross margin ratio in the third quarter and first nine months of 2021, respectively. The gross margin ratio was 40.2% and 40.0% in the third quarter and first nine months of 2020, respectively. The special items identified above had an unfavorable impact of approximately 2.4 and 2.8 percentage points on the gross margin ratio in the third quarter and first nine months of 2020, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio increased in the third quarter and first nine months of 2021 compared to the prior-year periods. The increase was due to a favorable product mix that was partially offset by higher manufacturing and supply chain costs resulting from the COVID-19 pandemic.
SG&A
The SG&A expenses ratio was 21.1% and 21.4% in the third quarter and first nine months of 2021, respectively. The special items identified above had an unfavorable impact of approximately 1.3 and 0.9 percentage points on the SG&A expenses ratio in the third quarter and first nine months of 2021, respectively. The SG&A expenses ratio was 20.2% and 21.4% in the third quarter and first nine months of 2020, respectively. The special items identified above had an unfavorable impact of approximately 0.9 percentage points on the SG&A expenses ratio in each of the third quarter and first nine months of 2020. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio increased in the third quarter and was flat in the first nine months of 2021 compared to the prior-year periods. The increase in the third quarter was primarily due to higher bonus accruals under our annual employee incentive compensation plans. The SG&A expenses ratio in the first nine months of 2021 was flat as actions we took to restructure our cost position and focus on expense management, reduced travel and related expenses due to the COVID-19 pandemic and the impact of favorable foreign exchange rates as compared to the prior-year periods were offset by higher bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expenses ratio was 4.0% and 4.3% in the third quarter and first nine months of 2021, respectively. The special items identified above had no impact on the R&D expenses ratio in the third quarter and first nine months of 2021. The R&D expenses ratio was 4.1% and 4.5% in the third quarter and first nine months of 2020, respectively. The special items identified above had no impact and an unfavorable impact of approximately 0.2 percentage points on the R&D expenses ratio in the third quarter and first nine months of 2020, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio decreased in the third quarter and was flat in the first nine months of 2021 compared to the prior-year periods as a result of decreased project-related expenditures that were offset by higher bonus accruals under our annual employee incentive compensation plans.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through September 30, 2021, we have incurred cumulative pre-tax costs of $1.2 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $35 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of more than $1.2 billion once the remaining actions are complete. The savings from these actions have reduced cost of sales, SG&A expenses, and R&D expenses. Approximately 99 percent of the expected annual pre-tax savings are expected to be realized by the end of 2021, with the remainder by the end of 2023.

Other Operating Expense (Income), Net
Other operating expense (income), net was income of $1 million and $6 million in the third quarter and first nine months of 2021, respectively, as a result of changes in the estimated fair value of contingent consideration liabilities. Other operating expense (income), net was an expense of $1 million and income of $19 million in the third quarter and first nine months of 2020, respectively. In the third quarter and first nine months of 2020, we recognized an expense of $1 million and a benefit of $2 million, respectively, as a result of changes in the estimated fair value of contingent consideration liabilities. Additionally, in the first nine months of 2020 we recognized a $17 million gain on the sale of property in conjunction with our business optimization initiatives.
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
Interest Expense, Net
Interest expense, net was $50 million and $118 million in the third quarter and first nine months of 2021, respectively, and $39 million and $96 million in the third quarter and first nine months of 2020. The increase in the third quarter was primarily driven by financing-related fees incurred in connection with the proposed Hillrom acquisition, which totaled $18 million, partially offset by lower interest expense as a result of refinancing $750 million of 3.75% senior notes with $650 million of 1.73% senior notes and cash on hand in the fourth quarter of 2020 and the repayment of $400 million of senior notes in July 2021. The increase in the first nine months of 2021 was primarily driven by financing-related fees incurred in connection with the proposed Hillrom acquisition, which totaled $18 million, and lower interest income due to lower interest rates.
Other Expense, Net
Other expense, net was $12 million and $15 million in the third quarter and first nine months of 2021, respectively, and $16 million and $32 million in the third quarter and first nine months of 2020, respectively. Results in the third quarter of 2021 were primarily driven by an unrealized loss on a marketable equity security. Results in the first nine months of 2021 were primarily driven by pension and OPEB net expenses. Results in the third quarter and first nine months of 2020 were driven by foreign exchange net losses, partially offset by an unrealized gain on a marketable equity security.
In the first quarter of 2021, we began to wind down our operations in Argentina. Upon substantial liquidation of those operations in the future, we expect to reclassify currency translation adjustments (CTA) from accumulated other comprehensive (loss) income to other expense, net and recognize a non-cash charge. As of September 30, 2021, the CTA for our Argentina operations was in excess of $60 million.
Income Taxes
Our effective income tax rate was (0.2)% and 13.5% in the third quarter and 11.8% and 13.2% in the first nine months of 2021 and 2020, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended September 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, as well as changes related to our ability to realize tax credit carryforwards based on a favorable tax ruling in a foreign jurisdiction.
For the nine months ended September 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, as well as a favorable geographic earnings mix and changes related to our ability to realize tax credit carryforwards based on a favorable tax ruling in a foreign jurisdiction.

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
Segment Results
We use net sales and operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. In the first quarter of 2021, the information provided to our Chief Executive Officer for purposes of allocating resources and assessing performance was updated to reallocate contracted services activities performed at a German manufacturing facility from our EMEA segment to our Americas segment. The contracted services performed at that facility are part of our BioPharma Solutions business, which is managed as part of the Americas segment. Accordingly, the reported financial results of the Americas segment now include the contracted services activities performed at that facility. Segment results for the third quarter and first nine months of 2020 have been recast to conform to the current period presentation. The following is a summary of financial information for our reportable segments:

	Net sales				Operating income (loss)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Americas	$1,727	$1,606	$4,911	$4,640	$676	$611	$1,907	$1,726
EMEA	779	720	2,300	2,077	167	126	461	364
APAC	720	646	2,059	1,775	166	161	456	432
Total segments	3,226	2,972	9,270	8,492	1,009	898	2,824	2,522
Corporate and other	—	—	—	—	(496)	(428)	(1,497)	(1,312)
Total	$3,226	$2,972	$9,270	$8,492	$513	$470	$1,327	$1,210
Americas
Segment net sales and operating income were $1.7 billion and $676 million, respectively, in the third quarter and $4.9 billion and $1.9 billion, respectively, in the first nine months of 2021. Segment net sales and operating income were $1.6 billion and $611 million, respectively, in the third quarter and $4.6 billion and $1.7 billion, respectively, in the first nine months of 2020. The increase in operating profit in the third quarter and first nine months of 2021 was due to favorable sales performance in our BioPharma Solutions and Medication Delivery product categories, partially offset by unfavorable performance in Pharmaceuticals.
EMEA
Segment net sales and operating income were $779 million and $167 million, respectively, in the third quarter and $2.3 billion and $461 million, respectively, in the first nine months of 2021. Segment net sales and operating income were $720 million and $126 million, respectively, in the third quarter and $2.1 billion and $364 million, respectively, in the first nine months of 2020. The increase in operating profit in the third quarter and first nine months of 2021 was due to the favorable impact of foreign exchange rates on results as compared to the prior-year periods and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S., which contributed $26 million and $60 million of net sales and operating profit to the region during the third quarter and first nine months of 2021, respectively.
APAC
Segment net sales and operating income were $720 million and $166 million, respectively, in the third quarter and $2.1 billion and $456 million, respectively, in the first nine months of 2021. Segment net sales and operating income were $646 million and $161 million, respectively, in the third quarter and $1.8 billion and $432 million, respectively, in the first nine months of 2020. The increase in operating profit in the third quarter and first nine months of 2021 was due to the favorable impact of foreign exchange rates on results as compared to 2020 and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S., which contributed $5 million and $11 million of net sales and operating profit to the region during the third quarter and first nine months of 2021, respectively.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, certain product category support costs, stock compensation expense, certain employee benefit plan costs, certain foreign currency hedging activities, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in the third quarter was higher than the prior-year period primarily due to higher acquisition and integration costs, intangible asset amortization expense and bonus accruals under our annual employee incentive compensation plans in the current year. The operating loss in the first nine months was higher than the prior-year period primarily due to higher intangible asset amortization expense, business optimization charges, investigation-related costs and bonus accruals under our annual employee incentive compensation plans in the current year, partially offset by an intangible asset impairment that was recognized in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the nine-month periods ended September 30, 2021 and 2020.

	Nine months ended September 30,
(in millions)	2021	2020
Cash flows from operations - continuing operations	$1,529	$1,158
Cash flows from investing activities	(933)	(915)
Cash flows from financing activities	(1,031)	798
Cash Flows from Operations — Continuing Operations
In the first nine months of 2021, cash provided by operating activities was $1.5 billion, as compared to cash provided by operating activities of $1.2 billion in the first nine months of 2020, an increase of $371 million. The increase was primarily due to a lower increase in inventories in 2021 compared to 2020, an increase in our net income in 2021 and lower employee incentive compensation payments in 2021 compared to 2020.
Cash Flows from Investing Activities
In the first nine months of 2021, cash used for investing activities included payments for acquisitions and investments of $463 million, primarily related to Caelyx and Doxil, Transderm Scop and PerClot Polysaccharide Hemostatic System (PerClot), and capital expenditures of $508 million. In the first nine months of 2020, cash used for investing activities included payments for acquisitions and investments of $466 million, primarily related to Seprafilm and rights to multiple products we acquired, and capital expenditures of $472 million.
On September 2, 2021, we announced that we entered into a definitive transaction agreement under which we will acquire Hillrom in a cash transaction for an equity value of approximately $10.5 billion. The transaction is expected to close in early 2022, subject to the approval of Hillrom shareholders and the satisfaction of customary closing conditions, including regulatory approvals. Refer to Note 2 to the condensed consolidated financial statements for additional information on the proposed acquisition.
Cash Flows from Financing Activities
In the first nine months of 2021, cash used in financing activities included payments for treasury stock repurchases of $600 million, debt repayments of $407 million and dividend payments of $390 million, partially offset by stock issued under employee benefit plans of $135 million and the net proceeds from commercial paper borrowings of $300 million. In the first nine months of 2020, cash generated from financing activities included $1.2 billion of net proceeds from the issuance of senior notes. Cash flows from financing activities in the nine months ended September 30, 2020 also included receipts from stock issued under employee benefit plans of $180 million, repayments of borrowings under our Euro-denominated credit facility of €200 million ($225 million) and dividend payments of $348 million.

As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We paid $600 million in cash to repurchase approximately 7.3 million shares under this authority pursuant to Rule 10b5-1 plans in the first nine months of 2021. We had $1.3 billion remaining available under this authorization as of September 30, 2021.
Credit Facilities and Access to Capital and Credit Ratings
Hillrom Acquisition Financing
In connection with the proposed acquisition of Hillrom, we entered into a 364-day bridge facility commitment letter and a term loan credit agreement that provide for total debt commitments of $11.4 billion for the purpose of funding the consideration for the Hillrom acquisition, refinancing certain indebtedness of Hillrom, and paying fees and expenses related to the foregoing. Refer to Note 2 to the condensed consolidated financial statements for additional information.
Credit Facilities
On September 30, 2021, we entered into a new U.S. dollar-denominated revolving credit facility (the USD Revolver), and on October 1, 2021, we amended our existing Euro-denominated revolving credit facility (as amended, the Euro Revolver). Our USD Revolver has a capacity of $2.5 billion and our Euro Revolver has a capacity of €200 million. Each of the facilities matures in 2026. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are 0.09% annually as of September 30, 2021 and are based on our credit ratings and the total capacity of the facility. Prior to entering into the USD Revolver and the Euro Revolver, our previous U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. Fees under these credit facilities were 0.09% annually as of December 31, 2020 and were based on our credit ratings and the total capacity of the facility. There were no borrowings outstanding under these credit facilities as of September 30, 2021 or December 31, 2020.
As of September 30, 2021, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $3.3 billion of cash and cash equivalents as of September 30, 2021, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of September 30, 2021, we had approximately $6.0 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. There have been no changes to our investment grade credit ratings that we disclosed in our 2020 Annual Report. Based on communications issued by the ratings agencies, it is expected that our credit ratings will be downgraded as a result of the debt we expect to issue to fund the Hillrom acquisition.
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis was not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the

Secured Overnight Financing Rate (SOFR). In 2020, it was announced that certain U.S. dollar LIBOR tenors would not cease until 2023. Currently, our credit facilities reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. Our credit facilities and the term loan credit agreement include provisions related to the determination of a successor LIBOR rate.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2020 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2020 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first nine months of 2021.
RECENT ACCOUNTING PRONOUNCEMENTS

In July 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-05, Leases (Topic 842), which requires a lessor to classify a lease with variable lease payments (that do not depend on an index or rate) as an operating lease if (1) the lease would have been classified as a sales-type or direct financing lease, and (2) the lessor would have recognized a selling loss at lease commencement. These changes are intended to avoid recognizing a day-one loss for a lease with variable payments even though the lessor expects the arrangement will be profitable overall. The standard is effective for our financial statements beginning in 2022. The impact of the adoption of this ASU is not expected to have a material effect on our condensed consolidated financial statements.
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
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the

COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liabilities associated with the separation of our biopharmaceuticals business from our medical products businesses, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah, Seprafilm, certain outside of the U.S. (OUS) rights to Caelyx and Doxil, full U.S. and specific OUS rights to Transderm Scop, PerClot and the proposed acquisition of Hillrom), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	our ability to identify business development and growth opportunities and to successfully execute on business development strategies (including the proposed acquisition of Hillrom);

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;

•	the impact of global economic conditions (including potential trade wars) and continuing public health crises, pandemics and epidemics, such as the COVID-19 pandemic, including related resurgences, on us and our employees, customers and suppliers, including foreign governments in countries in which we operate;

•	the continuity, availability and pricing of acceptable raw materials and component supply, and the related continuity of our manufacturing and distribution (including impacts from COVID-19);

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);

•
breaches or failures of our information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft (as a result of increased remote working arrangements or otherwise);

•
future actions of (or failures to act or delays in acting by) FDA, the European Medicines Agency or any other regulatory body or government authority (including the SEC, DOJ or the Attorney General of any State) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities, including the SEC's investigation of the misstatements in previously reported non-operating income related to foreign exchange gains and losses or the continued delay in lifting the warning letter at our Ahmedabad facility;

•	failures with respect to our quality, compliance or ethics programs;

•	future actions of third parties, including third-party payers, the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);

•	the outcome of pending or future litigation, including the opioid litigation and current or future ethylene oxide litigation;

•	failure to achieve our long-term financial improvement goals;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies;

•
the ability to protect or enforce our owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting our manufacture, sale or use of affected products or technology;

•	the impact of any goodwill or other intangible asset impairments on our operating results;

•	any failure by Baxalta or Shire to satisfy their obligations under the separation agreements, including the tax matters agreement, or that certain letter agreement entered into with Shire and Baxalta;

•	fluctuations in foreign exchange and interest rates;

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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of September 30, 2021 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange contracts relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of September 30, 2021, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $1 million with respect to those contracts would change by $20 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of September 30, 2021 by replacing the actual exchange rates as of September 30, 2021 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our subsidiary in Argentina is reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of September 30, 2021, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2020 Annual Report. There were no significant changes during the quarter ended September 30, 2021.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

The following risk factors, which should be read in conjunction with our risk factors disclosed in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2020, could materially affect our business, financial condition or results of operations. Except as set forth below, we are not aware of any material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Relating to our Proposed Acquisition of Hill-Rom Holdings Inc. (Hillrom)
The proposed acquisition of Hillrom may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
Consummation of our proposed acquisition of Hillrom is conditioned on, among other things, obtaining the approval of Hillrom’s shareholders and obtaining necessary governmental and regulatory approvals. If any of the conditions to the acquisition are not satisfied, it could delay or prevent the proposed acquisition from occurring, which could negatively impact our stock price, future business or financial results. Further, regulators may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the acquisition or may reduce the anticipated benefits of the transaction. Moreover, the occurrence of any other event, change or other circumstance that could give rise to the termination of the merger agreement between the parties could negatively impact our stock price, future business or financial results (including as a result of a reverse termination fee we would be required to pay to Hillrom in certain circumstances in connection with termination of the merger agreement).
We may fail to realize the anticipated benefits of the Hillrom acquisition.
If consummated, the success of the Hillrom acquisition will depend on, among other things, our ability to combine our business and the business of Hillrom in a manner that facilitates growth opportunities, realizes anticipated synergies and achieves certain previously communicated net leverage targets without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Hillrom acquisition may not be realized fully or at all or may take longer to realize than expected.
There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition, including challenges consolidating certain operations and functions (including regulatory functions), integrating technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies and retaining key personnel. The integration may be complex and time consuming and involve delays or additional and unforeseen expenses. The integration process and other disruptions resulting from the Hillrom acquisition may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we and Hillrom have business or other dealings. Any failure to successfully or cost-effectively integrate Hillrom following the acquisition could have a material adverse effect on our business and cause reputational harm.
We expect to incur a substantial amount of debt in connection with the acquisition, which could adversely affect our business, financial condition or results of operations.
We expect to incur acquisition-related debt financing of approximately $11.4 billion to fund the cash consideration for the acquisition, refinance certain indebtedness of Hillrom and pay fees and expenses related to the foregoing. Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the acquisition will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs (including as a result of the anticipated downgrade in our credit ratings). The increased levels of indebtedness could also reduce funds available to engage in investments in product development, capital expenditures, dividend payments, acquisitions, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the third quarter of 2021, we did not repurchase any shares under this authority. We had $1.3 billion remaining under this program as of September 30, 2021. This program does not have an expiration date.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated September 1, 2021, by and among Hill-Rom Holdings, Inc., Baxter International In., and Bel Air Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on September 2, 2021).

4.1
Indenture, dated July 29, 2021, between Baxter International Inc. and U.S. Bank National Association, as trustee for the debt securities (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form S-3ASR, filed on July 29, 2021).

10.1
Credit Agreement, dated as of September 30, 2021, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 4, 2021).

10.2
Five-Year Credit Agreement, dated as of September 30, 2021, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on October 4, 2021).

10.3
First Amendment, dated as of October 1, 2021, to the Credit Agreement, dated as of December 20, 2019, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, J.P.Morgan AG, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on October 4, 2021).

C 10.4*	Non-Employee Director Compensation Plan (as Amended and restated effective July 1, 2021)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_____________________________________
*    Filed herewith.
C     Management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: October 28, 2021
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)