Form 10-K
period 2021-12-31
BAXTER INTERNATIONAL INC
filed 2022-02-23
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $80.50 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $40 billion. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2022 was 502,293,624.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2022 proxy statement for use in connection with its Annual Meeting of Stockholders expected to be held on May 3, 2022 are incorporated by reference into Part III of this report.

PART I
Item 1.    Business.
Company Overview
Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products, advanced surgical equipment; smart bed systems; patient monitoring and diagnostic technologies; and respiratory health devices. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. As of December 31, 2021, we manufactured products in over 20 countries and sold them in over 100 countries.
Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “we", "our” or "us" means Baxter International and its consolidated subsidiaries, unless the context otherwise requires.
COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19) and its variants. COVID-19 and its variants have had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and have increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Initial measures taken by businesses and governments beginning in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in elective medical procedures in 2020. Some of these disruptions and impacts (including the suspension or postponement of elective medical procedures) in certain of our principal markets have continued into 2021. The pandemic has created significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 10 in Item 8 of this Annual Report on Form 10-K. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Delta and Omicron variants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees and moratoriums on elective procedures). Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility. We have experienced significant challenges, including lengthy delays, shortages and interruptions, posed by the pandemic and other exogenous factors (including significant weather events and disruptions to certain ports of call around the world) to our global supply chain, including the cost and availability of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, and may experience these and other challenges in future periods. Many of our manufacturing plant and distribution center personnel are currently unvaccinated, and we may also experience employee resistance in complying with current and future government vaccine and testing mandates, which may cause labor shortages significantly impacting manufacturing production and distribution center productivity for us and our suppliers. We expect that these challenges as well as evolving governmental restrictions and requirements, among other factors, may continue to have an adverse effect on our business. For further discussion, refer to Item 1A of this Annual Report on Form 10-K.
Acquisition of Hillrom
On December 13, 2021, we completed the previously announced acquisition of all outstanding equity interests of Hill-Rom Holdings, Inc. (Hillrom) for a purchase price of $10.5 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was approximately $12.8 billion. Under the terms of the transaction agreement, Hillrom shareholders received $156.00 in cash per each outstanding Hillrom common share.
Prior to our acquisition of Hillrom, Hillrom was a global medical technology leader whose products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. Hillrom made those outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.
See Note 2 and Note 5 in Item 8 of this Annual Report on Form 10-K for additional information about the Hillrom acquisition and related financing arrangements.
Business Segments and Products
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific), and a new global segment for our recently acquired Hillrom business.
The Americas, EMEA and APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. The Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space.
For financial information about our segments, see Note 17 in Item 8 of this Annual Report on Form 10-K.
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
Sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2021.
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
For financial information about our foreign and domestic revenues and segment information, see Note 17 in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.
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
In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, many hospitals and other customers of medical products in the United States have joined group purchasing organizations (GPOs), or formed integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors and the negotiated prices are made available to members. We have purchasing agreements with several of the major GPOs in the United States. GPOs may have agreements with more than one supplier for certain products. Accordingly, in these cases, we face competition from other suppliers even where a customer is a member of a GPO under contract with us. Purchasing power is similarly consolidated in many other countries. For example, public contracting authorities often act as the purchasing entities for the hospitals and other customers of medical products in their region and many hospitals and other customers have joined joint procurement entities and buying consortia. The result is that demand for healthcare products is increasingly concentrated across our markets globally. Additionally, our contractual pricing arrangements with GPOs, IDNs and public contracting authorities limit our ability to increase prices in order to offset raw materials or component price increases or otherwise.
Raw Materials and Component Parts
Raw materials and component parts essential to our business are purchased from numerous suppliers worldwide in the ordinary course of business. While many of these materials are generally available, we have experienced and may in the future experience shortages of supply. Additionally, certain of these materials are secured from single source suppliers or on a spot basis and not pursuant to a contractual arrangement. In an effort to manage risk associated with raw materials and component supply, we work closely with our suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. We also seek to develop new and alternative sources of supply where beneficial to our overall raw materials procurement strategy. Refer to Item 1A. Risk Factors of this Annual Report on Form 10-K for further information regarding risks related to the supply chain, raw materials and component parts.
We are not always able to recover cost increases for raw materials and component parts through customer pricing due to contractual limits, where applicable, and market forces. We seek to utilize long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases.
Competition and Healthcare Cost Containment
Our businesses benefit from a number of competitive advantages, including the breadth and depth of our product offerings and our strong relationships with customers, including hospitals and clinics, GPOs, IDNs, physicians, and patients, many of whom self-administer home-based therapies that we supply. We also benefit from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of our products.
Although no single company competes with us in all of our businesses, we face substantial competition in each of our segments from international and domestic healthcare, medical products and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. We believe customer purchasing decisions are primarily focused on cost-effectiveness, price, service, product performance, and technological innovation. There has been increasing consolidation in our customer base and by our competitors, which continues to result in pricing and market pressures.
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
Research and Development
Our investment in research and development (R&D), consistent with our portfolio optimization and capital allocation strategies, helps fuel our future growth and our ability to remain competitive in each of our product categories. Accordingly, we continue to focus our investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for our R&D activities were $534 million in 2021, $521 million in 2020, and $595 million in 2019. These expenditures include costs associated with R&D activities performed at our R&D centers located around the world, which include facilities in Belgium, Sweden, India, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations.
For more information on our R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” in Item 7 of this Annual Report on Form 10-K.
Quality Management
Our continued success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, helping to prevent defects, facilitating continuing improvement of our processes, products and services, and helping to assure the safety and efficacy of our products. Our quality system enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products to ensure that they conform to customer requirements. In order to consistently improve the effectiveness and efficiency of our quality system, various measurement, monitoring and analysis methods, such as management reviews and internal, external and vendor audits, are employed at local and central levels.
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
Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. Our environmental policies require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. For example, we made $33 million and $10 million of capital expenditures in 2021 and 2020, respectively, related to a new ethylene oxide emissions control system at our Mountain Home, Arkansas facility. All material elements of the new system are expected to be completed in 2022 and we currently expect to incur an additional $10 million of capital expenditures related to this project.
Human Capital Management
As of December 31, 2021, we employed approximately 60,000 people globally, with approximately 19,000 employees in the United States and approximately 41,000 employees outside of the United States. Approximately, 10,000 of those employees joined our organization in December 2021 in connection with our acquisition of Hillrom. Our employees are our most important assets and set the foundation for our ability to achieve our strategic objectives. They contribute to our success and, in particular, the employees in our manufacturing, sales, R&D and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.

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
•Health and Safety. Health and safety are firmly rooted across our global footprint. In response to the COVID-19 pandemic and related mitigation measures, we implemented changes in our business in 2020 in an effort to better protect our employees and customers, and to support appropriate health and safety protocols. For example, we installed physical barriers between employees in production facilities, implemented extensive cleaning and sanitation processes for both production and office administration spaces and implemented broad work-from-home initiatives for employees in our administrative functions. While our essential workers (production and field service employees) have continued to work at our facilities and provide vital services to our customers, most employees in our administrative functions have effectively worked remotely since March 2020.
•Recruitment, Training and Development. We use recruitment vehicles to attract diverse talent to our organization and we invest in learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning platform known as BaxU and virtual workshops that support our culture, strategy and the development of crucial skills. To assess the impact of the investments we make in our people, and to help us consistently improve our human resources programs, we regularly conduct anonymous surveys of our global workforce to seek feedback on a variety of topics including confidence in our leadership, competitiveness of our compensation and benefits packages, career growth opportunities and improvements on how we can make our company an employer of choice. Administered and analyzed by an independent third-party, the survey results are reviewed by our senior leaders, which include our executive officers. The results of this engagement survey are also shared with individual managers, who are then tasked with taking action based on their employees’ anonymous feedback (both quantitative and qualitative). By paying close attention to the results both at an aggregate enterprise level as well as at a department/business/work group level, we have been able to enhance our culture of respect, help educate employees more effectively about our benefits offerings as well as our learning and development opportunities and further improve our communications content, mechanisms and frequency.
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
Item 1A.    Risk Factors.
In addition to the other information in this Annual Report on Form 10-K (Annual Report), stockholders or prospective investors should carefully consider the following risk factors. If any of the events described below occurs, our business, financial condition, results of operations, future growth prospects and stock price could suffer.

Risks Relating to the COVID-19 Pandemic
The effects of the COVID-19 pandemic have had, and we expect will continue to have, a material adverse effect on our business. The nature and extent of future impacts are uncertain and unpredictable.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and will continue to increase our expenses, including due to preventive and precautionary measures that we, other businesses and governments have taken and may continue to take. These measures have led to unprecedented restrictions on, disruptions in, and other related impacts on businesses and personal activities. We expect that evolving restrictions and precautions, as well as the corresponding need to adapt to new methods of conducting business remotely, will continue to have an adverse effect on our business. Risks associated with COVID-19 include, but are not limited to, the following:
•We have experienced, and expect to continue to experience, significant and unpredictable reductions or increases in demand for certain of our products as healthcare customers re-prioritize the treatment of patients. Some of our products are particularly sensitive to reductions in elective medical procedures. For example, due to the recent spread of the Omicron variant, many elective procedures have been suspended or postponed in our principal markets as hospital systems prioritize treatment of COVID-19 patients again or otherwise comply with changing government guidelines. It is not possible to predict the timing of a broad resumption of elective medical procedures or whether, once resumed, further delays or cancellations may occur in the future in connection with the spread of new variants. If patients and hospital systems continue to de-prioritize, delay or cancel elective procedures, our business, financial condition and results of operations would continue to be negatively affected.
•A significant number of our suppliers, manufacturers, distributors and vendors have been adversely affected by the COVID-19 pandemic, including with respect to increased absenteeism among their employees and other obstacles relating to their ability to maintain the continuity of their on-site operations. These impacts have caused interruptions and delays in our supply chain, and may continue to do so, resulting in more expensive alternative sources of labor and materials and heightened supply chain costs. Any delay or shortage in the supply of components or materials or other operational or logistical challenges impacts our ability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability. For example, we have experienced and expect to continue to experience supply constraints for amino acid raw materials used in our parenteral nutrition products, as such materials are being used to produce COVID-19 vaccines. These constraints have resulted in certain product backorders and may do so in the future.
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
•COVID-19 has adversely impacted the continued service and availability of skilled personnel necessary to run our operations. For example, we have faced increased absenteeism in connection with the rise of recent COVID-19 variants. Although we have sought to mitigate these staffing challenges through overtime and enlisting contingent labor, staffing shortages have strained our operations and increased our expenses. In addition, we may be unable to retain employees who object to governmental vaccine mandates or heightened safety protocols. Vaccination is currently required for employees who are customer-facing and/or directly engaged with hospitals and medical care providers covered by the Centers for Medicare and Medicaid Services (CMS). To the extent our management or other personnel are impacted in significant numbers by COVID-19 and are not available to perform their professional duties, we could experience further disruptions in our manufacturing operations or disruptions in other activities and other functions.
•We face increased operational challenges as we continue to take measures to support and protect employee health and safety, including through office closures, vaccine mandates and work from home policies. For example, remote working arrangements heighten our risks associated with information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breaches, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. Any failure to prevent or mitigate security breaches or cyber risks or detect, or respond adequately to, a security breach or cyber risk, or any other disruptions to our information technology systems and networks (as a result of remote working arrangements or otherwise), can have adverse effects on our business and cause reputational and financial harm. These risks are particularly heightened due to COVID‑19 as cybercriminals attempt to profit from COVID-related disruptions.
Any of these and other impacts of the pandemic could have a material adverse effect on our business, financial condition and results of operations. Finally, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, many of the other risks described in this “Risk Factors” section may be heightened.
Risks Related to Our Ability to Grow Our Business
If we are unable to successfully introduce new products or fail to keep pace with changing consumer preferences and needs and advances in technology, our business, financial condition and results of operations could be adversely affected.
We need to successfully introduce new products to achieve our strategic business objectives. We can provide no assurances that our new products will achieve commercial acceptance in the marketplace. In addition, difficulties in manufacturing or in obtaining regulatory approvals, including as a result of the COVID-19 pandemic, might delay or prohibit introduction of new products into the marketplace. We may not be able to obtain patent protection on our new products or be able to defend our intellectual property rights globally. Warranty claims and service costs relating to our new products might be greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. In addition, the introduction of new products might also cause customers to defer purchases of existing products. Our future financial performance will also depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs, including those impacted by the COVID-19 pandemic. We might not correctly anticipate or identify trends in customer preferences or needs or might identify them later than competitors do.
Failure to successfully introduce new products in a cost-effective manner, or delays in customer purchasing decisions related to the evaluation of new products, could cause us to lose market share and could materially adversely affect our business. Furthermore, product development requires substantial investment and there is inherent risk in the R&D process. A successful product development process further depends on many other factors, including our ability to adapt to new technologies, demonstrate satisfactory clinical results and differentiate our products from those of our competitors. If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete and our revenue and profitability could suffer.
Issues with product supply or quality could have an adverse effect on our business or cause a loss of customer confidence in us or our products, among other negative consequences.
Our success depends upon the availability and quality of our products and the underlying raw materials and component parts. The medical products and pharmaceutical industries are competitive and subject to complex market dynamics and varying demand levels. These levels vary in response to economic conditions, regulatory requirements, seasonality, natural disasters, pandemics, epidemics and other matters. For example, for many of our suppliers, the COVID-19 pandemic has created increased employee absenteeism rates and other obstacles relating to their ability to maintain the continuity of their on-site operations. These increased rates and other obstacles have increased the cost of certain raw materials and component parts and caused us to incur increased freight costs. They may, in the future, prevent suppliers from providing good and services to us on reasonable terms or at all.
Additionally, the development of new or enhanced products involves a lengthy regulatory process and is capital intensive. As a result, our ability to match our production levels and capacity to market demand is imprecise and may result in a failure to meet market demand or satisfy customer requirements for our products or, alternatively, an oversupply of inventory. Increased costs relating to freight, raw materials or component parts and difficulties hiring and retaining staff have had and may continue to have a negative impact on product supply. Failure to meet market demand may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

Our success also depends on our ability to maintain and routinely improve product quality and our quality management program. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. While we have a quality system that covers the lifecycle of our products, quality and safety issues have and may in the future occur with respect to our products. New or unintended uses of our products (for example, in response to COVID-19 or changing clinical practice) may also raise quality or safety issues. A quality or safety issue may result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls (either voluntary or required by FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions (which may include corporate integrity agreements), costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. See “—Risks Related to Legal and Regulatory Matters.” An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made and continue to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict us from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.
Unaffiliated third-party suppliers provide a number of goods and services to our R&D, clinical and manufacturing organizations, many of whom do so on a spot basis and not pursuant to a contractual arrangement. Our ability to receive goods or services at all or on reasonable financial terms from these third parties will be impacted if they are unable or refuse to supply or service us. Moreover, we may have limited or no recourse if the goods or services are not subject to contractual terms. If we are unable to identify an alternative provider on reasonable terms, our ability to meet our obligations to our customers could be negatively impacted, which could adversely affect our financial results and our reputation. Additionally, third party suppliers are required to comply with our quality standards. Failure of a third-party supplier to provide compliant raw materials, component parts or supplies could result in delays, service interruptions or other quality related issues that may negatively impact our business results.
There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our operating results.
Although no single company competes with us in all of our businesses, we face substantial competition in all of our markets from international and domestic healthcare medical products and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. Competition is primarily focused on cost-effectiveness, price, service, product performance, and technological innovation.
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
In addition, many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions. If we face an increase in costs or must reduce our prices because of industry consolidation, or if we lose customers as a result of consolidation, our business, financial condition and results of operations could be adversely affected.
Demand for our products and services depends in large part on overall demand in the healthcare market. With the healthcare market’s increased focus on hospital asset and resource efficiency as well as reimbursement constraints, spending for some of our products could decline over time. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our commercial investments or reduce our prices, which could adversely impact our operating results. These factors, along with possible legislative developments and others, might result in significant shifts in market share among the industry’s major participants, which includes us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of new products and diversification of our product portfolio through business acquisitions, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.
We may fail to realize the anticipated benefits of the Hillrom acquisition.
During 2021, we completed the acquisition of Hillrom. The success of this acquisition depends on, among other things, our ability to integrate Hillrom in a manner that facilitates growth opportunities, realizes anticipated cost and revenue synergies (some of which are still being identified) and achieves certain previously communicated net leverage targets without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Hillrom acquisition may not be realized fully or at all or may take longer to realize than expected.
There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. These difficulties include challenges consolidating certain operations and functions (including regulatory and other corporate functions), integrating technologies (including differing IT systems and processes), organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies and retaining key personnel. The integration may be complex and time consuming and involve delays or additional and unforeseen expenses. The integration process and other disruptions resulting from the Hillrom acquisition may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we and Hillrom have business or other dealings. Any failure to successfully or cost-effectively integrate Hillrom could have a material adverse effect on our business and cause reputational harm.
If our business development activities are unsuccessful, we may not realize the intended benefits.
We expect to continue to engage in business development activities, including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of our resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; competition from other companies in the industries in which we operate that are seeking similar opportunities; whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to the other company’s products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process R&D projects and to maintain adequate controls over the combined operations. Certain of these activities are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions and could result in mandated divestitures in the context of proposed acquisitions. If we are unsuccessful in our business development activities, we may not realize the intended benefits of such activities, including that acquisition and integration costs may be greater than expected or the possibility that expected return on investment, synergies and accretion will not be realized or will not be realized within the expected timeframes. For more information, see Note 2 in Item 8 of this Annual Report.
If we fail to attract and retain key employees our business may suffer.
Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing, information technology and R&D positions and from the recently acquired Hillrom business. Competition for top talent in the healthcare industry can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment (including our competitors’ policies regarding remote work arrangements and COVID-19 protocols) and industry economic conditions. If we cannot effectively recruit and retain qualified employees, our business could suffer.
Risks Related to Our Business Operations
Segments of our business are significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.
A portion of our U.S. hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids, negotiating and renewing expiring GPO agreements. Failure to be included in certain of these agreements could have a material adverse effect on our business, including product sales and service and rental revenue. In addition, we have faced and continue to face challenges related to increasing costs associated with these agreements (associated with ongoing supply chain challenges), which negatively impact our revenues.
Our participation in such programs often requires increased discounting or restrictions on our ability to raise prices, and failure to participate or to be selected for participation in such programs might result in a reduction of sales to the member hospitals. In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represent influential members and owners of GPOs). IDNs and health systems often make key purchasing decisions and have influence over the GPO’s contract decisions, and often request additional discounts or other enhancements. Further, certain other distributors and purchasers have similar processes to the GPOs and IDNs and failure to be included in agreements with these other purchasers could have a material adverse effect on our business.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.
Portions of our business have been, and following the Hillrom acquisition may be, the subject of restructuring, realignment and cost reduction initiatives. While we initiate these actions with the goal of realizing efficiencies, we may not be successful in achieving the full efficiencies and cost reduction benefits we expect. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected, and we could experience business disruptions, if our restructuring and realignment efforts and our cost reduction activities prove ineffective. These actions, the resulting costs, and potential delays or potential lower than anticipated benefits might also impact our foreign tax positions and might require us to record tax reserves against certain deferred tax assets in our international business.

We have incurred a substantial amount of debt in connection with the Hillrom acquisition, which could adversely affect our business, financial condition or results of operations.
We have incurred acquisition-related debt financing of approximately $11.8 billion to fund the cash consideration for the Hillrom acquisition, refinance certain indebtedness of Hillrom and pay related fees and expenses. Our substantially increased indebtedness and higher debt-to-equity ratio following the acquisition has the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and has increased our borrowing costs (including as a result of the downgrade in our senior debt credit ratings). The increased levels of indebtedness could also reduce funds available for investments in product development, capital expenditures, dividend payments, acquisitions, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. In addition, until we achieve our commitment to reduce our indebtedness following the Hillrom acquisition, our capital allocation activities and operational flexibility may be limited. There can be no assurance that we will be successful in doing so on a timely basis or at all.
If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization, supply or distribution difficulties, our business and results of operations may be adversely affected.
The manufacture of our products requires, among other things, the timely supply or delivery of sufficient amounts of quality components and materials. We manufacture our products in approximately 50 manufacturing facilities around the world. We acquire our components, materials and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from ourselves for self-supplied requirements. We endeavor, either alone or working closely with our suppliers, to ensure the continuity of our inputs and supplies but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify certain of our sources of components and materials, in certain instances there is only a sole source or supplier with no alternatives yet identified. Additionally, we obtain certain components and materials on a spot basis from third party suppliers with whom we do not have a contractual arrangement. For most of our components and materials for which a single source or supplier is used, alternative sources or suppliers may exist, but we have made a strategic determination to use the single source or supplier. Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to any supply disruption, such measures may not be sufficient or effective. A reduction, interruption or suspension in supply, other supply chain issues, including those due to the revocation of distribution facilities’ licenses, and our inability to quickly develop acceptable alternative sources for such supply could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner. We have faced difficulties obtaining supplies of key materials such as electromechanical components, active ingredients for pharmaceuticals and resins due to the COVID-19 pandemic and related supply chain disruptions. Moreover, changes in regulation, world trade policies, international taxes and government-to-government relations and issues with export and import activities could negatively impact our ability to distribute products within a country and across countries. See “—Risks Related to Legal and Regulatory Matters.”
Additionally, volatility in our costs of energy, transportation/freight, components, raw materials and other supply, manufacturing and distribution costs have had and could in the future adversely affect our results of operations. These prices might continue to fluctuate based on many factors beyond our control, including, but not limited to, changes in general economic conditions, labor costs, delivery costs, competition and currency exchange rates.
Significant increases in the cost of raw materials, sub-assemblies or materials used in the production of our products that cannot be recovered through increased prices of our products (or the unavailability of those raw materials, sub-assemblies or production materials) could adversely affect our results of operations. There can be no assurance that the marketplace will support higher prices or that such prices and productivity gains will fully offset any commodity cost increases in the future. We may from time to time engage in hedging transactions with respect to raw material purchases but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions might result in increased cost volatility, potentially adversely impacting our profitability.
Many of our products are difficult to manufacture. This is due to the complex nature of manufacturing devices and pharmaceuticals, including biologics, as well as the strict regulatory regime governing our manufacturing operations. Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue of the type discussed above.
Some of our products are manufactured at a single manufacturing facility or stored at a single storage site. Additionally, some of our manufacturing facilities are located in the same geographic area. Loss or damage to, or closure of, a manufacturing facility or storage site due to a natural disaster, such as we experienced as a result of Hurricane Maria, a pandemic, such as COVID-19, or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences (including those identified in the paragraphs above). We might be unable to transfer manufacturing of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for several reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies. Such an event could materially negatively impact our financial condition, results of operations and cash flows.
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
For example, in May 2021, our facility in Mountain Home, Arkansas, entered into a Consent Administrative Order with the Arkansas Division of Environmental Quality relating to certain air emission control technology used to reduce ethylene oxide-emissions from sterilization equipment. Although the events giving rise to the Consent Administrative Order only caused a temporary pause in operations, these events or other disruptions of manufacturing or sterilization processes that we or third parties may experience, whether due to lack of capacity, environmental, regulatory or compliance issues or otherwise, could result in product shortage, unanticipated costs, loss of revenues, litigation and damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations and financial condition.
The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (e.g., rising sea levels or frequency and severity of extreme weather conditions, including natural disasters), social and human effects (e.g., population dislocations or harm to health and well-being), compliance costs and transition risks (e.g., regulatory or technology changes), shifts in market trends (e.g., customers increasingly prioritize purchasing products that are sustainably made) and other adverse effects. Such impacts may disrupt our supply chain and operations by adversely affecting our ability to procure goods or services required for the operation of our business at the quantities and levels we require, due to impairment of the availability and cost of certain products, materials, commodities and energy. For example, material or sustained increases in the price of oil could have an adverse impact on the cost of many of the plastic materials or resins we use to make and package our products, as well as our transportation/freight costs. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).
In addition, the increasing concern over climate change has resulted and may continue to result in more regional, federal, and/or global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions (and the establishment of enhanced internal processes or systems to track them), alternative energy policies and sustainability initiatives. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing and distributing our products, which could have a material adverse effect on our business, financial condition or result of operations. Any such regulatory changes could have a significant effect on our operating and financial decisions, including those involving capital expenditures to reduce emissions and comply with other regulatory requirements.
Breaches and breakdowns affecting our information technology systems or protected data, including from cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position.
We rely upon information technology systems and infrastructure, including support provided by our partners and third parties, to support our business, products and customers. For example, we routinely rely on technology systems and infrastructure in the collection, use, storage and transfer, disclosure and other processing of voluminous amounts of data including confidential, business, financial, personal and other sensitive information (collectively, Confidential Information). We also rely on systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters. Certain of our products and systems collect data regarding patients and their therapy and some are internet enabled or connect to our systems for maintenance and other purposes. Some of our products, even though not internet enabled nor connected to our systems, connect to hospital networks, electronic medical records or electronic health records. The continuing evolution of technology we use, including cloud-based computing, and reliance on third parties creates additional opportunities for the unintentional, intentional and/or unauthorized exposure, dissemination and/or destruction of Confidential Information stored in our devices, systems, servers, infrastructure and products (collectively, Technology). Security threats, including cyber and other attacks, are becoming increasingly sophisticated, frequent and adaptive.
Our Technology is vulnerable to breakdown, interruption, cyber and other security attacks, system malfunction, unauthorized access, inadvertent exposure or disclosure of information, theft and other events. Third-party systems that we rely upon could also become vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Any such vulnerability could compromise our Technology and could expose Confidential Information to unauthorized third parties and/or cause permanent loss of such data. In addition to loss of Confidential Information, unauthorized access to or interference with our Technology may cause product functionality issues that may result in risk to patient safety, field actions and/or product recalls. We have, like other large multi-national companies, experienced cyber incidents in the past and may experience them in the future, which have exposed and may continue to expose vulnerabilities in our information technology systems. Although the prior incidents have not had a material effect on our business and we have invested and continue to invest in the protection of data and Technology, there can be no assurance that our efforts have prevented or will prevent breakdowns, attacks, breaches in our Technology, cyber incidents or other incidents or ensure compliance with all applicable security and privacy laws, regulations and standards, including with respect to third-party service providers that host or process Confidential Information on our behalf. Such incidents could result in unauthorized access to patient data and other Confidential Information and could pose a risk to patient safety. Any failure to protect against such incidents can lead to substantial and material regulatory fines and penalties, business disruption, reputational harm, financial loss, litigation as well as other damages. Misappropriation or other loss of our intellectual property from any of the foregoing may have an adverse effect on our competitive position and may cause us to incur substantial litigation costs. See “—Risks Related to Legal and Regulatory Matters.” As the FDA, other regulators and our customers become more sensitive to risks related to cybersecurity, our ability to meet certain information technology safety standards could affect our products’ marketability and competitiveness. We could also suffer strained relationships with customers, business partners, physicians and other healthcare professionals, increased costs (for security measures, remediation or otherwise), litigation (including class actions and stockholder derivative actions) or other negative consequences (including a decline in stock price) from breaches, cyber and other security attacks, industrial espionage, ransomware, email or phishing scams, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers or other business partners.
In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities. Further, a greater number of our employees are working remotely in response to the COVID-19 pandemic and the emergence of related variants, which (among other things) could expose us to greater risks related to cybersecurity and our information technology systems. We also face all of the same risks listed above and other heightened risks when acquiring a company, in particular if we need to transition or implement certain processes or controls with the acquired company. For example, as we integrate Hillrom into our business, we may identify vulnerabilities or other issues as we transition its information technology systems and processes to our processes and controls, including with respect to cybersecurity and privacy. Any such vulnerabilities if unidentified or unremediated could have a material adverse effect on our business, results of operations or financial condition.
We are subject to risks associated with doing business globally.
Our operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials and component parts, changes in taxation, tariffs, export control restrictions, changes in or violations of U.S. or local laws, dependence on a few government entities as customers, pricing restrictions, economic and political instability, monetary or currency volatility or instability (including as it relates to the U.S. dollar, the Euro, the Yuan and currencies in emerging market countries (including the Turkish Lira)), disputes between countries, trade relationships and conflicts, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including natural disaster, pandemic, power loss, cyber-attack, data breach, war, terrorism, riot, labor disruption, civil insurrection or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.
The escalating global economic competition and trade tensions between the U.S., China and Russia could have an adverse effect on our business, financial condition or results of operations. Although we have been able to mitigate some of the impact from increased duties imposed by these countries (through petitioning the governments for tariff exclusions and other mitigations), the risk remains of additional tariffs and other kinds of restrictions. Tariff exclusions awarded to us by the U.S. Government require annual renewal, and policies for granting exclusions could shift. The U.S., China and Russia could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to the markets.
More generally, several governments have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies, and greater national production. For example, the Chinese government has issued a series of policies in the past several years to promote local medical devices or suggest government procurement budget for local products. Another example would be the stronger “Buy American” requirements in the U.S. (pursuant to a U.S. executive order by the new Administration on January 25, 2021) or U.S. withdrawal from the World Trade Organization Agreement on Government Procurement (GPA). If such steps triggered retaliation in other markets, such as by restricting access to foreign products in purchases by their government-owned healthcare systems, the outcomes could have an adverse effect on our business, financial condition or results of operations.

A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Some of our employees both in and outside of the United States (including contingent workers) work under collective bargaining agreements and/or national trade union agreements. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Two collective bargaining agreements for one of our U.S. manufacturing facilities are scheduled to expire in February 2022 and January 2024, respectively. On February 23, 2022, union members are scheduled to vote on whether to enter into a new collective bargaining agreement (in place of the one scheduled to expire in February 2022) or to authorize a potential strike. Our inability to negotiate satisfactory new agreements or a labor disturbance at any of our manufacturing facilities (including at the facility with a collective bargaining agreement scheduled to expire in February 2022) could have a material adverse effect on our operations.
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
Laws and regulations include the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872) (collectively, the Healthcare Reform Act) which aim to decrease costs through comparative effectiveness research and pilot programs to evaluate alternative payment methodologies. Compliance with these and similar regulations could result in pricing pressure or negatively impact the demand for our products. In a number of situations, even though specific laws and regulations may not directly apply to us, our products must be capable of being used by our customers in a manner that complies with those laws and regulations.
The manufacture, distribution, marketing and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. The same testing and procedures sometimes apply to current products that are up for authorization or renewal or are subject to changes in laws or regulations. For example, certain of our medical devices have to comply with the new European Union Medical Device Regulation that entered into force in May 2021. These regulations require companies that wish to manufacture and distribute medical devices in EU member states to meet certain quality system and safety requirements and ongoing product monitoring responsibilities, and obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Various penalties exist for non-compliance with the laws implementing the European Medical Device Regulations which if incurred, could have a material adverse impact on portions of our business, results of operations and cash flows. Changes to current products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals or the time needed to secure approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls or seizures, monetary sanctions, reputational damage, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. In addition, our efforts to comply with FDA regulations have been challenged by the ongoing COVID-19 pandemic. For example, our attempts to rectify an outstanding warning letter for our facility in Ahmedabad have been thwarted as the FDA inspectors cannot travel to the site to evaluate our remediation efforts. The failure of our suppliers to comply with regulations could also adversely affect segments of our business as regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales.
Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, other charges or restrictions on imports and the nature of materials that can be used in our products, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials and component parts must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The sales, marketing and pricing of products and relationships that medical device and pharmaceutical companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities. The DOJ and the SEC have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of medical product and pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments have also increased their scrutiny of medical product and pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, pricing, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Physician Payments Sunshine Act, can be complicated, are subject to frequent change and may be violated unknowingly.
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
The laws and regulations discussed above are broad in scope and subject to evolving interpretations and changes, which may be violated unknowingly, could require us to incur substantial costs regarding compliance or to alter our sales and marketing practices and may subject us to enforcement actions or litigation which could adversely affect our business, financial condition and results of operations. We cannot predict with certainty what laws, regulations and healthcare initiatives, if any, will be implemented, or what the ultimate effect of healthcare reform or any future legislation or regulation will have on us. For more information related to ongoing government investigations, see Note 7 in Item 8 of this Annual Report. For more information on regulatory matters currently affecting us, including quality-related matters, see “Certain Regulatory Matters” in Item 7 of this Annual Report.

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
Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies, which are lists of recommended or approved products, and competitive tenders which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In much of Europe, Latin America, Asia and Australia, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products. For example, China has been implementing volume-based procurement policies, a series of centralized reforms being instituted in China on both a national and regional basis that has resulted in significant price cuts for pharmaceuticals and medical consumables. Additionally, austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products. In addition, our recent acquisition of Hillrom has increased our exposure to risks related to reimbursement (as certain portions of that business directly bill various government agencies).
The Healthcare Reform Act includes several provisions which impact our businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs. The Healthcare Reform Act reduces Medicare and Medicaid payments to hospitals and other providers, which may cause us to experience downward pricing pressure. Certain portions of the Healthcare Reform Act could negatively impact the demand for our products, and therefore our results of operations and financial position.
In 2019, the U.S. Department of Health and Human Services launched a new kidney health initiative. The CMS published the final end stage renal disease Treatment Choices mandatory payment model (ETC) in 2020. The ETC launched in 30% of dialysis clinics across the country on January 1, 2021 and creates payment incentives for the greater use of home dialysis and kidney transplants for those new to and already on dialysis. CMS also announced the implementation of four voluntary payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. CMS launched the program on January 1, 2022, at which time 85 entities (or potential customers) were enrolled as participants. These proposed regulatory changes in kidney health policy and reimbursement may substantially change the U.S. end stage renal disease market and could increase demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures in order to meet that demand. However, the impact of such changes and related expenses are difficult to estimate in advance.
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
We could be subject to fines or damages and possible exclusion from participation in federal or state healthcare programs if we fail to comply with the laws and regulations applicable to our business.
Portions of our business are subject to stringent laws and regulations at the federal or state levels governing the participation of durable medical equipment suppliers and independent diagnostic testing facilities in federal and state healthcare programs. From time to time, the government seeks additional information related to our claims submissions, and in some instances government contractors perform audits of payments made to us under Medicare, Medicaid, and other federal healthcare programs. On occasion, these reviews identify overpayments for which we submit refunds. At other times, our own internal audits identify the need to refund payments. We believe the frequency and intensity of government audits and review processes has grown and we expect this will continue in the future, due to increased resources allocated to these activities at both the federal and state Medicaid level, and greater sophistication in data review techniques.
In addition, our business contracts with foreign and U.S. federal, state and local government entities and is subject to specific rules, regulations and approvals applicable to government contractors. Our failure to comply with these could result in contract terminations, suspension or debarment from contracting with these entities, civil fines and damages, criminal prosecution and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid, as well as possible recoupment of any overpayments related to such violations. While we believe that our practices materially comply with applicable state and federal requirements, the requirements might be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could have a material adverse impact on our business.
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
Furthermore, our intellectual property, proprietary technology and sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses and unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events. While we have invested to protect our intellectual property, confidential information and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber incidents or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.
Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.
Changes to the tax laws in the United States or other countries in which we operate could have an adverse effect on our operating results. For example, the Build Back Better framework, if enacted as proposed by President Biden, could adversely affect our financial condition and results of operations. Similarly, the outcome of various initiatives currently being undertaken by the Organization of Economic Cooperation and Development could significantly impact how we allocate profits across multiple jurisdictions, which could adversely impact our global tax obligations.
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
We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits and, as a result, the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing audits, see Note 12 in Item 8 of this Annual Report.
We are party to a number of pending lawsuits and other disputes which may have an adverse impact on our business, operations or financial condition.
We are party to a number of pending lawsuits, settlement discussions, mediations, arbitrations and other disputes, including for example, the Superfund cases, opioid litigation, ethylene oxide litigation, Linet antitrust litigation and a stockholder request for inspection of our books and records related to the restatement of certain of our financial statements, as set forth in Note 7 in Item 8 of this Annual Report. In addition, in the future we may be party to additional lawsuits, disputes or other matters, including patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced revenue, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation and other disputes generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in our current matters. In view of these uncertainties, the outcome of these current matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, operations or financial condition. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.
Risks Related to the Economy and Our Financial Performance
Current or worsening economic conditions may adversely affect our business and financial condition.
Our ability to generate cash flows from operations could be affected if there is a material decline in the demand for our products, in the solvency of our customers or suppliers, or deterioration in our key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of our customers (including governments) to pay for our products and services, and the amount spent on healthcare generally, which could result in decreased demand for our products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could disrupt our ability to produce products. We continue to do business with foreign governments in certain countries, including Greece and Italy, which have experienced deterioration in credit and economic conditions. While global economic conditions have not significantly impacted our ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses, and may also impact the stability of the U.S. dollar, Euro or Yuan.
Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity.
We generate the majority of our revenue and profit outside the United States. As a result, our financial results have been and may in the future be adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We may experience additional volatility as a result of inflationary pressures and other macroeconomic factors, including in emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets could be impeded if market conditions are not favorable. For more information see “Financial Instrument Market Risk” in Item 7 of this Annual Report.
Our operating results and financial condition may fluctuate.
Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. Events, such as a delay in product development, changes to our expectations or strategy or even a relatively small revenue shortfall or increase in supply chain or other costs may cause financial results for a period to be below our expectations or projections. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, nor should they be relied upon as an indication of future performance. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial condition and our stock price.
We may not achieve our financial goals.
We continue to evaluate and refine both our short-term and long-term financial objectives, including our stated commitment to achieve certain net leverage targets after completion of the Hillrom acquisition. Our ability to achieve these targets depends, in part, on our ability to realize the anticipated benefits of the acquisition (and related cost and revenue synergy targets) while continuing to strengthen our portfolio and extend our impact through transformative innovation. We may fail to achieve our targeted financial results if we are unsuccessful in implementing our strategies, our estimates or assumptions change or for any other reason. Our failure to achieve our financial goals could have a material adverse effect on our business, financial condition and results of operations.
Future material impairments in the value of our long-lived assets, including goodwill, could negatively affect our operating results.
We regularly review our long-lived assets, including identifiable intangible assets, goodwill (which results from our acquisition activity) and property, plant and equipment, for impairment. Goodwill and acquired indefinite life intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets are reviewed when there is an indication that impairment may have occurred. Changes in market conditions or other changes in the future outlook of value may lead to impairment charges in the future. In addition, we may from time to time sell assets that we determine are not critical to our strategy, including in connection with strategic exits. Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations. For more information on the valuation and impairment of long-lived assets, see “Critical Accounting Policies” in Item 7 of this Annual Report.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas, EMEA and APAC, and a new global segment for our recently acquired Hillrom business. We own or have long-term leases on all of our manufacturing facilities and the location of the principal manufacturing facilities of each of our segments are listed below:

Segments	Location	Owned/Leased
Americas
	Aibonito, Puerto Rico	Leased
	Alliston, Canada	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Cuernavaca, Mexico	Owned
	Guayama, Puerto Rico	Owned
	Haina, Dominican Republic	Leased
	Hayward, California	Leased
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Jayuya, Puerto Rico	Leased
	Opelika, Alabama	Owned
	Pesa, Mexico	Leased
	Sao Paulo, Brazil	Owned
	Tijuana, Mexico	Owned
	Mountain Home, Arkansas	Owned/Leased(1)
	North Cove, North Carolina	Owned
	St. Paul, Minnesota	Leased
	Irvine, California	Owned
	Mountain View, California	Leased
APAC
	Ahmedabad, India	Owned
	Guangzhou, China	Owned
	Shanghai, China	Owned
	Suzhou, China	Owned
	Toongabbie, Australia	Owned
	Woodlands, Singapore	Owned/Leased(2)
	Canlubang, Philippines	Leased
	Amata, Thailand	Owned
	Tianjin, China	Owned
	Miyazaki, Japan	Owned
EMEA
	Castlebar, Ireland	Owned
	Grosotto, Italy	Owned
	Halle, Germany	Owned
	Hechingen, Germany	Leased
	Lessines, Belgium	Owned
	Liverpool, United Kingdom	Leased
	Lund, Sweden	Leased
	Marsa, Malta	Owned
	Medolla, Italy	Owned
	Meyzieu, France	Owned
	Rostock, Germany	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Sondalo, Italy	Owned
	Swinford, Ireland	Owned
	Thetford, United Kingdom	Owned
	Tel Aviv, Israel	Leased
	Elstree, United Kingdom	Leased
	Tunis, Tunisia	Owned
	Dammam, Saudi Arabia	Owned
Hillrom
	Acton, Massachusetts	Leased
	Batesville, Indiana	Owned
	Bellevue, Washington	Leased
	Cary, North Carolina	Leased
	Charleston, South Carolina	Leased
	Chicago, Illinois	Leased
	Milwaukee, Wisconsin	Owned
	Sarasota, Florida	Leased
	St. Paul, Minnesota	Leased
	Skaneateles Falls, New York	Owned
	Suzhou, China	Leased
	Taicang, China	Leased
	Pluvigner, France	Owned
	Puchheim, Germany	Leased
	Saalfeld, Germany	Owned
	Navan, County Meath, Ireland	Owned
	Bologna, Italy	Leased
	Tijuana, Mexico	Owned
	Monterrey, Mexico	Owned
	Amsterdam, Netherlands	Leased
	Singapore	Leased
	Luleå, Sweden	Owned
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
Item 3.    Legal Proceedings.
Incorporated by reference to Note 7 in Item 8 of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures.
Not Applicable.
Executive Officers of the Registrant
As of February 23, 2022, the following serve as Baxter’s executive officers:
José E. Almeida, age 59, is Chairman, President and Chief Executive Officer, having served in that capacity since January 2016. He began serving as an executive officer of Baxter in October 2015. He served as Senior Advisor with The Carlyle Group from May 2015 until October 2015. Previously, he served as the Chairman, President and Chief Executive Officer of Covidien plc (Covidien), a global health care products company, from March 2012 to January 2015, prior to the acquisition of Covidien by Medtronic plc (Medtronic), and President and Chief Executive Officer of Covidien from July 2011 to March 2012. Mr. Almeida served in other executive roles with Covidien (formerly Tyco Healthcare (Tyco)) between April 2004 and June 2011. Mr. Almeida previously served as a member of the Board of Directors of Walgreens Boots Alliance, Inc., and the board of trustees of Partners in Health. He also previously served as director and chairman of the Board for the Advanced Medical Technology Association (AdvaMed).
Giuseppe Accogli, age 51, was appointed in 2021 to a newly created role of Executive Vice President and Chief Operating Officer with responsibility of Baxter’s eight global business units and the Americas. Prior to his current role, Mr. Accogli served as Senior Vice President and President, Americas and Global Business Units. In 2020, his role was expanded to include President of Baxter’s Global Businesses, a position he held from 2017 to 2019. He also served as Corporate Vice President and President, Renal from 2016 to 2017 and as Head of the U.S. region for Baxter’s Renal business from 2015 to 2016. Mr. Accogli joined Baxter in 2007 as Renal business unit Director in Italy, and assumed positions of increasing responsibility with the Renal business in Europe, including Head of the Europe, Middle East and Africa (“EMEA”) region for Baxter’s Renal business from 2013 to 2015. Prior to joining Baxter, Mr. Accogli worked as a Business Unit Manager and Sales and Marketing Manager for Medtronic plc in Italy, and in several sales, product and marketing roles for Tyco and then Covidien in Italy and EMEA. Mr. Accogli serves as a director to AdvaMed, an American medical device trade association, which he has done since September 25, 2019.
James Borzi, age 59, is Senior Vice President, Chief Supply Chain Officer. He joined Baxter in August 2020 from GE Healthcare, where he served as Vice President, Chief Supply Chain Officer from 2019 to 2020. Prior to joining GE Healthcare, he spent five years with Becton Dickinson (BD) in various manufacturing operations leadership roles; his last role with BD was Executive Vice President of Global Operations and Chief Supply Chain Officer. Earlier in his career, he was Senior Vice President of Operations & Technology at Hydro Aluminum and Executive Vice President of Worldwide Operations at Lennox International. Prior to that, he was the Chief Operating Officer at AEES and Senior Vice President of Americas Operations at Alcoa.
Cristiano Franzi, age 59, is Senior Vice President and President, EMEA. Mr. Franzi joined Baxter in September 2017 from Medtronic, where he served as Vice President and President, Minimally Invasive Therapies Group EMEA from 2015 to August 2017. He served as President EMEA at Covidien prior to Medtronic’s acquisition of Covidien. He joined Covidien in 2009 and held roles of increasing responsibility during his tenure. He held a number of commercial and functional roles across Europe, the Middle East and Africa at ev3 Endovascular, Inc., Boston Scientific Corporation and Becton, Dickinson & Co. earlier in his career. He served as a member of the board of Eucomed Medical Technology from 2013 to 2015 and again from 2018 to 2019.
Andrew Frye, age 56, is Senior Vice President and President, APAC. Mr. Frye joined Baxter in 2017 from DKSH Holdings Ltd., where he served as Global Head of Healthcare from 2015 to 2017. In that role, he oversaw a portfolio of pharmaceuticals, over-the-counter and device products across 13 countries. Previously, he served as Vice President of Business Development from 2011 to 2014 for DKSH Healthcare. Earlier in his career, he held a number of commercial roles with increasing responsibility at Abbott Laboratories’ Pharmaceutical and Nutrition divisions.
Jacqueline Kunzler, Ph.D., age 56, is Senior Vice President and Chief Quality Officer. Ms. Kunzler joined Baxter in 1993 and has served in roles of increasing responsibility across Baxter’s research & development, international marketing, and quality organizations, most recently as Senior Vice President, Chief Quality Officer.
Sean Martin, age 59, is Senior Vice President and General Counsel. Mr. Martin joined Baxter in 2017 from Apollo Education Group, Inc., where he served as Senior Vice President, General Counsel and Secretary from 2010 to 2017. Previously, he served as Assistant Secretary (2010), Vice President of Corporate Law (2009 to 2010) and Vice President of Commercial Law (2005 to 2009) for Amgen Inc. He also served as Vice President and Deputy

General Counsel at Fresenius Medical Care North America from 2000 to 2005. Mr. Martin was a Partner at the law firm Foley & Lardner LLP from 1998 to 2000 and served eight years as Assistant U.S. Attorney for the Northern District of Illinois.
Jeanne K. Mason, Ph.D., age 66, is Senior Vice President, Human Resources. Ms. Mason joined Baxter in 2006 from GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions. Ms. Mason began her career with General Electric (GE) in 1988 after serving with the U.S. General Accounting Office in Washington, D.C. Her GE experience included leadership roles in Europe for GE Information Services and GE Capital Real Estate. She is a member of the Board of Directors of Family Service of Lake County and is a member of the Executive Advisory Council for the Chicago Chapter of National Association of African Americans in Human Resources.
James K. Saccaro, age 49, is Executive Vice President and Chief Financial Officer. Mr. Saccaro was Senior Vice President and Chief Financial Officer at Hill-Rom Corporation prior to rejoining Baxter in 2014. He originally joined Baxter in 2002 as Manager of Strategy for our BioScience business, and over the years assumed positions of increasing responsibility, including Vice President of Financial Planning, Vice President of Finance for our operations in Europe, the Middle East and Africa and Corporate Vice President and Treasurer. He previously held strategy and business development positions at Clear Channel Communications and the Walt Disney Company.
All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities

On July 25, 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the fourth quarter of 2021, we did not repurchase any shares under this authority. The remaining authorization under this program totaled approximately $1.3 billion at December 31, 2021. This program does not have an expiration date.

Market Information and Holders of our Common Stock
Our common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “BAX”. As of January 31, 2022, there were 20,939 holders of record of our common stock.
Performance Graph
The following graph compares the change in our cumulative total stockholder return (including reinvested dividends) on our common stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s 500 Health Care Index over the past five years.
Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes. The discussion and analysis of our financial condition as of December 31, 2020 and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, can be found in our Current Report on Form 8-K filed with the SEC on April 29, 2021 (2020 Annual Report), which revised and superseded the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report on Form 10-K for the year ended December 31, 2020.

EXECUTIVE OVERVIEW
Description of the Company and Business Segments
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas, EMEA and APAC, and a new global segment for our recently acquired Hillrom business. The Americas, EMEA and APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and patients at home under physician supervision. The Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. We expect to continue to evaluate our business structure as we integrate Hillrom and any changes as a result of that evaluation could impact the composition of our reportable segments in the future.
For financial information about our segments, see Note 17 in Item 8 of this Annual Report on Form 10-K.
Recent Business Combinations and Asset Acquisitions
Hillrom
On December 13, 2021, we completed the previously announced acquisition of all outstanding equity interests of Hillrom for a purchase price of $10.5 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was approximately $12.8 billion. Under the terms of the transaction agreement, Hillrom shareholders received $156.00 in cash per each outstanding Hillrom common share.
Prior to our acquisition of Hillrom, Hillrom was a global medical technology leader whose products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. Hillrom made those outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care. Refer to Note 2 and Note 5 in Item 8 of this Annual Report on Form 10-K for additional information on the Hillrom acquisition and related financing arrangements.
PerClot
On July 29, 2021, we acquired certain assets related to PerClot Polysaccharide Hemostatic System (PerClot), including distribution rights for the U.S. and specified territories outside of the U.S., from CryoLife, Inc. for an upfront purchase price of $25 million and the potential for additional cash consideration of up to $36 million, which had an acquisition-date fair value of $28 million, based upon regulatory and commercial milestones. PerClot is an absorbable powder hemostat indicated for use in surgical procedures, including cardiac, vascular, orthopedic, spinal, neurological, gynecological, ENT and trauma surgery as an adjunct hemostat when control of bleeding from capillary, venous, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of PerClot.
Transderm Scop
On March 31, 2021, we acquired the rights to Transderm Scop (TDS) for the U.S. and specified territories outside of the U.S. from subsidiaries of GlaxoSmithKline for an upfront purchase price of $60 million including the cost of acquired inventory and the potential for additional cash consideration of $30 million, which had an acquisition-date fair value of $24 million, based upon regulatory approval of a new contract manufacturer by a specified date. We previously sold this product under a distribution license to the U.S. institutional market. TDS is indicated for post-operative nausea and vomiting in the U.S. and motion sickness in European markets. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of TDS.

Caelyx and Doxil
On February 17, 2021, we acquired the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S for approximately $325 million in cash. We previously acquired the U.S. rights to this product in 2019. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of Caelyx and Doxil.
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

Financial Results
Our global net sales totaled $12.8 billion in 2021, an increase of 10% over 2020 on a reported and 7% on a constant currency basis. International sales totaled $7.6 billion in 2021, an increase of 12% compared to 2020 on a reported basis and 8% on a constant currency basis. Sales in the United States totaled $5.2 billion in 2021, an increase of 6% compared to 2020. Refer to the Net Sales discussion in the Results of Operations section below for more information related to changes in net sales on a constant currency basis.
Net income attributable to Baxter stockholders totaled $1.3 billion, or $2.53 per diluted share, in 2021. Net income in 2021 included special items which resulted in a net decrease to net income of $552 million, or $1.08 per diluted share. Our special items are discussed in the Results of Operations section below.
Our financial results included R&D expenses totaling $534 million in 2021, which reflects our focus on balancing investments to support our new product pipeline with efforts to optimize overall R&D spending.
Our financial position remains strong, with operating cash flows from continuing operations totaling $2.2 billion in 2021. We have continued to execute on our disciplined capital allocation framework, which is designed to optimize stockholder value creation through reinvestment in our businesses, dividends and share repurchases, as well as acquisitions and other business development initiatives as discussed in the Strategic Objectives section below.
Capital expenditures totaled $743 million in 2021 as we continue to invest across our businesses to support future growth, including additional investments in support of new and existing product capacity expansions. Our investments in capital expenditures in 2021 were focused on projects that improve production efficiency and enhance manufacturing capabilities to support our business growth.
We also continued to return value to our stockholders in the form of dividends. During 2021, we paid cash dividends to our stockholders totaling $530 million. Additionally, in 2021 we repurchased 7.3 million shares through cash repurchases pursuant to Rule 10b5-1 repurchase plans. For information on our share repurchase plans, see Note 8 in Item 8 of this Annual Report on Form 10-K.
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
As part of our portfolio management strategy, we seek to optimize our position in product areas where we have a stable, profitable business model and identify and alter investments in products that have reached the end of their life cycles or for which market positions have evolved unfavorably. In the course of doing so, we expect to continue to reallocate capital to more promising opportunities or business groupings, as described above. Additionally, to the extent we identify areas that do not align with our longer-term objectives, we will look to exit or divest these businesses while also continuing to identify new opportunities to enhance future performance.
As part of this strategy, we are shifting our investments to drive innovation in product areas where we have compelling opportunities to serve patients and healthcare professionals while advancing our business and we are accelerating the pace in which we bring these advances to market. We are in the midst of launching several new products, geographic expansions and line extensions including in such areas as chronic and acute renal care, smart pump technology, hospital pharmaceuticals and nutritionals, surgical sealants, and more. These comprise a mix of entirely new offerings, improvements on existing technologies, and the expansion of current products into new geographies. We are also evaluating product development opportunities that leverage the newly acquired Hillrom portfolio.
Operational Excellence
In recent years, we have undertaken a comprehensive review of all aspects of our operations and are actively implementing changes in line with our business goals. As part of our pursuit of improved margin performance, we are working to optimize our cost structure and we are critically assessing optimal support levels in light of our ongoing portfolio optimization efforts and the Hillrom integration. We intend to continue to actively manage our cost structure to help ensure that we are committing resources to the highest value uses. Such high value activities include supporting innovation, building out the portfolio, expanding patient access and accelerating growth for our stockholders.
Maintaining Disciplined and Balanced Capital Allocation
Subject to market conditions and our investment grade targets, our capital allocation strategies include the following:
•reinvest in the business by funding opportunities that are positioned to deliver sustainable growth, support our innovation efforts and improve margin performance;
•return capital to stockholders through dividends and share repurchases; and
•identify and pursue accretive merger and acquisition (M&A) opportunities.
Corporate Responsibility at Baxter
Driven by our mission to save and sustain lives, Baxter's corporate responsibility strategy focuses on tackling the environmental, social and governance (ESG) issues that affect our patients, customers, employees, communities and other stakeholders. Our corporate responsibility approach supports our business priorities to achieve top quartile results relative to industry peers and other comparators across four dimensions: patient safety and quality, growth through innovation, best place to work, and industry-leading performance. Advancing our corporate responsibility goals contributes to business, social and economic value, including through employee attraction and retention, enhanced operational efficiency, and implementation of enterprise risk management strategies, among others.
In 2021, we launched our 2030 CR Commitment featuring ten goals for focused action, anchored by three pillars - Empower Our Patients, Protect Our Planet and Champion Our People and Communities - on the foundation of principles of Ethics and Compliance, Human Rights, Inclusion and Diversity, and Privacy and Data Protection. The 2030 Commitment and Goals highlight Baxter's corporate responsibility focus and help to further advance our ESG performance. Our progress against these goals is published annually in our Corporate Responsibility Report which is available on our website under "Our Story-Corporate Responsibility". The Corporate Responsibility Report is not incorporated by reference into this Annual Report on Form 10-K or any other document filed with the SEC.
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and continue to take. Initial measures taken in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020. Some of these disruptions and impacts (including the suspension or postponement of elective medical procedures) in certain of our principal markets have continued into 2021. The pandemic has created significant volatility in the demand for our products. For further discussion, refer to the Product Category Net Sales Reporting section below. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Delta and Omicron variants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees and moratoriums on elective procedures). Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility. We have experienced significant challenges, including lengthy delays, shortages and interruptions, posed by the pandemic and other exogenous factors (including significant weather events and disruptions to certain ports of call around the world) to our global supply chain, including the cost and availability of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, and may experience these and other challenges in future periods. We expect that these challenges as well as evolving governmental restrictions and requirements, among other factors, may continue to have an adverse effect on our business. For further discussion, refer to Item 1A of this Annual Report on Form 10-K.
Risk Factors
Our ability to sustain long-term growth and successfully execute the strategies discussed above depends in part on our ability to manage within an increasingly competitive and regulated environment and to address the other risk factors described in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Special Items
The following table provides a summary of our special items and the related impact by line item on our results for 2021 and 2020.

years ended December 31 (in millions)	2021	2020
Gross Margin
Intangible asset amortization expense	$(287)	$(222)
Intangible asset impairment[1]	—	(17)
Business optimization items[2]	(53)	(53)
Product-related items[3]	—	(29)
Acquisition and integration expenses[4]	(50)	(11)
European medical devices regulation[5]	(42)	(33)
Investigation and related costs[6]	—	(3)
Total Special Items	$(432)	$(368)
Impact on Gross Margin Ratio	(3.4 pts)	(3.1 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$11	$—
Business optimization items[2]	60	78
Acquisition and integration expenses[4]	144	9
Investigation and related costs[6]	31	19
Litigation matter[7]	13	—
Total Special Items	$259	$106
Impact on SG&A Expense Ratio	2.0 pts	1.0 pts
R&D Expenses
Business optimization items[2]	$1	$3
Acquisition and integration expenses[4]	4	22
Investigation and related costs[6]	—	1
Total Special Items	$5	$26
Impact on R&D Expense Ratio	0.1 pts	0.3 pts
Other Operating Income, net
Business optimization items[2]	$—	$(17)
Acquisition and integration expenses[4]	(6)	(2)
Total Special Items	$(6)	$(19)
Interest Expense, Net
Acquisition and integration expenses[4]	$48	$—
Total Special Items	$48	$—
Other Expense, Net
Pension settlements[8]	—	43
Loss on debt extinguishment[9]	5	110
Total Special Items	$5	$153
Income Tax Expense
Tax matters[10]	$(54)	$—
Tax effects of special items[11]	(137)	(139)
Total Special Items	$(191)	$(139)
Impact on Effective Tax Rate	(4.5 pts)	(2.6 pts)

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

1In 2020, our results included a charge of $17 million for an asset impairment related to a developed-technology intangible asset. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for further information regarding this asset impairment.
2In 2021 and 2020, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing and distribution facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and canceling certain R&D programs. Our results in 2021 and 2020 included business optimization charges of $114 million and $134 million, respectively. Additionally, we recognized a gain of $17 million in 2020 for property we sold in conjunction with our business optimization initiatives. Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for further information regarding these charges and related liabilities.
3Our results in 2020 included a charge of $29 million related to Sigma Spectrum infusion pump inspection and remediation activities.
4Our results in 2021 included acquisition, integration and related financing expenses of $240 million. This included acquisition, integration and related financing expenses for our acquisition of Hillrom and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. These expenses were partially offset by benefits from changes in the estimated fair value of contingent consideration liabilities. Our results in 2020 included $40 million of acquisition and integration expenses. This included acquisition and integration expenses related to our acquisitions of Cheetah Medical, Inc. (Cheetah), Seprafilm and in-process R&D assets, partially offset by a benefit related to the change in the estimated fair value of contingent consideration liabilities. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for further information regarding business development activities.
5Our results in 2021 and 2020 included costs of $42 million and $33 million, respectively, related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that become effective in stages beginning in 2021.
6Our results in 2021 included charges of $31 million for investigation and related costs. Those costs related to matters associated with our previously announced investigation of foreign exchange gains and losses, including the settlement of shareholder litigation, a civil penalty from the SEC and related professional fees. Our results in 2020 included $23 million for investigation and related costs. Those costs primarily included professional fees for the investigation and related matters, as well as incremental stock compensation expense as we extended the terms of certain stock options that were scheduled to expire in the first quarter of 2020. Refer to Notes 7 and 8 in Item 8 of this Annual Report on Form 10-K for further information regarding the investigation and stock compensation expense.
7Our results in 2021 included legal charges of approximately $13 million associated with claimants alleging injuries as a result of proximity to one of our plants.
8Our results in 2020 included a charge of $43 million related to lump-sum settlement distributions made to certain former U.S. employees with vested pension benefits. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for further information regarding the lump-sum settlements.
9Our results in 2021 included a loss of $5 million on the early extinguishment of the $2.4 billion debt assumed as part of the Hillrom acquisition. Our results in 2020 included a loss of $110 million on the November 2020 early extinguishment of $750 million of 3.75% senior notes that were issued in March 2020. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for further information.

10Our results in 2021 included a $58 million income tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary and an $18 million income tax benefit related to a change in U.S. foreign tax credit regulations, partially offset by a $22 million income tax expense related to an unfavorable court ruling for an uncertain tax position.
11Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Net Sales

			Percent change
years ended December 31 (in millions)	2021	2020	At actual currency rates	At constant currency rates
United States	$5,180	$4,878	6%	6%
International	7,604	6,795	12%	8%
Total net sales	$12,784	$11,673	10%	7%
Net sales for the year ended December 31, 2021 increased 10% at actual and 7% at constant currency rates.
Foreign currency favorably impacted net sales by 3 percentage points during 2021 compared to the prior-year period principally due to the weakening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound, Chinese Renminbi and Canadian Dollar.
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
In 2021, the acquisition of Hillrom and the rights to Caleyx and Doxil for specified territories outside of the U.S. contributed $212 million and $108 million, respectively, in net sales.
As a result of the increase in COVID-19 cases in late 2021 and early 2022, we have experienced higher levels of absenteeism at our manufacturing facilities. In addition, a number of our suppliers are experiencing similar staffing challenges, which, together with other supply chain constraints in the current environment, has limited the availability of certain raw materials and component parts used in our products. These conditions have decreased our current production levels, which we expect to adversely impact our sales growth during the first quarter of 2022. We currently expect these conditions to improve and our production levels to normalize over the course of 2022.
Product Category Net Sales Reporting
Beginning in the first quarter of 2021, our product category net sales disclosures (previously referred to as global business units (GBUs)) separately present net sales from our BioPharma Solutions business, which was previously included within Other. Concurrent with that disaggregation of net sales from our BioPharma Solutions business, we have also allocated certain previously unallocated sales deductions from Other to various categories, primarily based on their respective net sales. Net sales for 2020 have been recast to conform to the current period presentation. Additionally, with the acquisition of Hillrom in December 2021, we have added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions.
Our product categories include the following:
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
•BioPharma Solutions includes sales of contracted services we provide to various pharmaceutical and biopharmaceutical companies.
•Patient Support Systems includes sales of our connected care solutions: devices, software, communications and integration technologies.
•Front Line Care includes sales of our integrated patient monitoring and diagnostic technologies to help diagnose, treat and manage a wide variety of illness and diseases, including respiratory therapy, cardiology, vision screening and physical assessment.
•Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
•Other includes sales of other miscellaneous product and service offerings.
The following is a summary of net sales by product category.

			Percent change
years ended December 31 (in millions)	2021	2020	At actual currency rates	At constant currency rates
Renal Care	$3,900	$3,757	4%	2%
Medication Delivery	2,880	2,691	7%	6%
Pharmaceuticals	2,291	2,098	9%	5%
Clinical Nutrition	964	910	6%	4%
Advanced Surgery	977	886	10%	9%
Acute Therapies	782	740	6%	3%
BioPharma Solutions	669	486	38%	35%
Patient Support Systems	115	—	n/a	n/a
Front Line Care	70	—	n/a	n/a
Surgical Solutions	27	—	n/a	n/a
Other	109	105	4%	3%
Total Baxter	$12,784	$11,673	10%	7%
Renal Care net sales increased 4% in 2021, as compared to the prior-year period. The increase in 2021 was driven by a 2% positive impact from foreign exchange rate changes, as compared to the prior-year period, and global patient growth in PD, partially offset by lower in-center HD sales.
Medication Delivery net sales increased 7% in 2021, as compared to the prior-year period. The increase in 2021 was due to a favorable comparison to the comparable period of 2020 which was more severely impacted from lower demand for our infusion systems and related IV administration sets and solutions due to lower hospital admission rates and a reduction in elective surgeries resulting from the COVID-19 pandemic. Additionally, foreign exchange rates had a favorable impact on Medication Delivery net sales of 1% in 2021, as compared to the prior-year period.
Pharmaceuticals net sales increased 9% in 2021, as compared to the prior-year period. The increase in 2021 was driven by the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S., which contributed $108 million of net sales in 2021. Additionally, foreign exchange rates had a favorable impact on Pharmaceuticals net sales of 4% in 2021, as compared to the prior-year period. Partially offsetting this increase was a significant nonrecurring purchase from the U.S. government in the prior year.
Clinical Nutrition net sales increased 6% in 2021, as compared to the prior-year period. The increase in 2021 was driven by growth in the U.S. for our PN therapies and related products and a 2% positive impact from foreign exchange rate changes, as compared to the prior-year period. The increase was partially offset by lower international sales of vitamins resulting from supply constraints.

Advanced Surgery net sales increased 10% in 2021, as compared to the prior-year period. The increase in 2021 was driven by a recovery in elective surgeries, as many had been previously postponed due to the COVID-19 pandemic, and a 1% positive impact from foreign exchange rate changes, as compared to the prior-year period. Additionally, the acquisition of Seprafilm in February of 2020 contributed $8 million of incremental sales in the first quarter of 2021.
Acute Therapies net sales increased 6% in 2021, as compared to the prior-year period. The increase in 2021 was driven by increased global demand for our CRRT systems during the COVID-19 pandemic and a 3% positive impact from foreign exchange rate changes, as compared to the prior-year period.
BioPharma Solutions net sales increased 38% in 2021, as compared to the prior-year period. The increase was driven by manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies and a 3% positive impact from foreign exchange rate changes, as compared to the prior-year period.
Patient Support Systems net sales were $115 million in 2021 and resulted from the acquisition of Hillrom in December 2021.
Front Line Care net sales were $70 million in 2021 and resulted from the acquisition of Hillrom in December 2021.
Surgical Solutions net sales were $27 million in 2021 and resulted from the acquisition of Hillrom in December 2021.
Gross Margin and Expense Ratios

years ended December 31	2021	% of net sales	2020	% of net sales	$ change	% change
Gross margin	$5,105	39.9%	$4,587	39.3%	$518	11.3%
SG&A	$2,867	22.4%	$2,469	21.2%	$398	16.1%
R&D	$534	4.2%	$521	4.5%	$13	2.5%
Gross Margin
The gross margin ratio was 39.9% and 39.3% in 2021 and 2020, respectively. The special items identified above had an unfavorable impact of 3.4 and 3.1 percentage points on the gross margin ratio in 2021 and 2020, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the gross margin ratio increased 0.9 percentage points in 2021 compared to 2020 due to a favorable product mix that was partially offset by higher manufacturing and supply chain costs resulting from the COVID-19 pandemic.
SG&A
The SG&A expenses ratio was 22.4% and 21.2% in 2021 and 2020, respectively. The special items identified above had an unfavorable impact of 2.0 and 1.0 percentage points on the SG&A expenses ratio in 2021 and 2020, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio increased 0.2 percentage points in 2021 primarily due to higher bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expenses ratio was 4.2% and 4.5% in 2021 and 2020, respectively. The special items identified above had an unfavorable impact of 0.1 and 0.3 percentage points on the R&D expenses ratio in 2021 and 2020, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio decreased 0.1 percentage points in 2021 as a result of decreased project-related expenditures that was partially offset by higher bonus accruals under our annual employee incentive compensation plans.

Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance our operational efficiency. These efforts have included restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through December 31, 2021, we have incurred cumulative pre-tax costs of $1.2 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $30 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pretax savings of more than $1.2 billion once the remaining actions are complete. The savings from these actions have reduced cost of sales, SG&A expenses, and R&D expenses. Approximately 99 percent of the expected annual pre-tax savings has been realized through December 31, 2021, with the remainder expected to be realized by the end of 2022. Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $6 million and $19 million in 2021 and 2020, respectively. In 2021 and 2020, we recognized benefits of $6 million and $2 million, respectively, related to the change in the estimated fair value of contingent consideration liabilities. Additionally, in 2020, we recognized a $17 million gain on the sale of property in conjunction with our business optimization initiatives.
In September 2013, we entered into an agreement with Celerity Pharmaceutical, LLC (Celerity) to develop certain acute care generic injectable premix and oncolytic products through regulatory approval. We transferred our rights in these products to Celerity and Celerity assumed ownership and responsibility for development of the products. We are obligated to purchase the individual product rights from Celerity if the products obtain regulatory approval. In December 2020, we entered into an agreement with a third party to divest one of the products that is currently being developed by Celerity if that product receives regulatory approval in the U.S. and/or European Union. If regulatory approval is obtained, we would incur a loss ranging from $30 million to $60 million for the difference between our purchase price and the divestiture proceeds in connection with that transaction. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding this agreement.
Interest Expense, Net
Interest expense, net was $192 million and $134 million in 2021 and 2020, respectively. The increase in 2021 was primarily driven by financing-related fees incurred in connection with the Hillrom acquisition, which totaled $59 million, and lower interest income due to lower interest rates. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for a summary of the components of interest expense, net for 2021 and 2020.
Other Expense, Net
Other expense, net was $41 million and $190 million in 2021 and 2020, respectively. The net expense in 2021 was primarily driven by foreign exchange net losses and pension and OPEB net expenses. The net expense in 2020 was primarily driven by a $110 million loss on the early extinguishment of debt related to our November 2020 redemption of $750 million of senior notes that were issued in March 2020, foreign exchange net losses of $49 million and $46 million of pension settlement charges, which included a $43 million charge related to lump-sum settlement distributions made to certain former U.S. employees with vested pension benefits. These expenses in 2020 were partially offset by net unrealized gains of $13 million related to marketable equity securities.
We expect expenses from pension and OPEB plans to decrease in 2022 primarily due to prior year actuarial gains that will reduce ongoing benefit costs. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for further information regarding pension and OPEB plan expenses.

In the first quarter of 2021, we began to wind down our operations in Argentina. Upon substantial liquidation of those operations in the future, we expect to reclassify currency translation adjustments (CTA) from accumulated other comprehensive (loss) income to other expense, net and recognize a non-cash charge. As of December 31, 2021, the CTA for our Argentina operations was in excess of $60 million.
Income Taxes
The effective income tax rate was 12.3% in 2021 and 14.1% in 2020. The special items identified above had a favorable impact of 4.5 and 2.6 percentage points on the effective income tax rate in 2021 and 2020, respectively. Refer to the Special Items section above for additional detail. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the twelve months ended December 31, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to favorable geographic earnings mix, a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, a tax benefit related to a change in U.S. foreign tax credit regulations and excess tax benefits on stock compensation awards, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
For the twelve months ended December 31, 2020, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to favorable geographic earnings mix and excess tax benefits on stock compensation awards.
Our tax provisions for 2021 and 2020 do not include any tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
We anticipate that our effective income tax rate, calculated in accordance with U.S. GAAP, will be approximately 17% in 2022.  This rate may be further impacted by a number of factors including discrete items, such as tax windfalls or deficiencies attributable to stock compensation awards, additional audit developments, or the tax effects of any future special items.
Net Income and Earnings per Diluted Share
Net income was $1.3 billion in 2021 and $1.1 billion in 2020. Diluted earnings per share was $2.53 in 2021 and $2.13 in 2020. The significant factors and events causing the net changes from 2020 to 2021 are discussed above. Additionally, earnings per share was positively impacted by the repurchase of 7.3 million shares in 2021 and 6.3 million shares in 2020 through Rule 10b5-1 purchase plans. Refer to Note 8 in Item 8 of this Annual Report on Form 10-K for further information regarding our stock repurchases.
Segment results
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas, EMEA and APAC, and a new global segment for our recently acquired Hillrom business. We use net sales and operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. In the first quarter of 2021, the information provided to our Chief Executive Officer for purposes of allocating resources and assessing performance was updated to reallocate contracted services activities performed at a German manufacturing facility from our EMEA segment to our Americas segment. The contracted services performed at that facility are part of our BioPharma Solutions business, which is managed as part of the Americas segment. Accordingly, the reported financial results of the Americas segment now include the contracted services activities performed at that facility. Segment results for 2020 have been recast to conform to this presentation. Refer to Note 17 in Item 8 of this Annual Report on Form 10-K for additional details regarding our segments.

The following is a summary of financial information for our reportable segments.

	Net sales		Operating income
years ended December 31 (in millions)	2021	2020	2021	2020
Americas	$6,666	$6,321	$2,612	$2,389
EMEA	3,115	2,877	632	523
APAC	2,791	2,475	623	591
Hillrom	212	—	(80)	—
Corporate and other	—	—	(2,077)	(1,887)
Total	$12,784	$11,673	$1,710	$1,616
Americas
Segment net sales and operating income in 2021 was $6.7 billion and $2.6 billion, respectively. Segment net sales and operating income in 2020 was $6.3 billion and $2.4 billion, respectively. The increase in operating profit in 2021 was primarily driven by favorable sales performance in our BioPharma Solutions, Medication Delivery and Advanced Surgery product categories, partially offset by unfavorable performance in Pharmaceuticals.
EMEA
Segment net sales and operating income in 2021 was $3.1 billion and $632 million, respectively. Segment net sales and operating income in 2020 was $2.9 billion and $523 million, respectively. The increase in operating profit in 2021 was due to the favorable impact of foreign exchange rates on results as compared to the prior-year period and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S., which contributed $93 million of net sales and operating profit to the region, respectively.
APAC
Segment net sales and operating income in 2021 was $2.8 billion and $623 million, respectively. Segment net sales and operating income in 2020 was $2.5 billion and $591 million, respectively. The increase in operating profit in 2021 was due to the favorable impact of foreign exchange rates on results as compared to the prior-year period and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S., which contributed $13 million of net sales and operating profit to the region, respectively.
Hillrom
Segment net sales and operating loss for 2021 was $212 million and $80 million, respectively. The increase in operating loss in 2021 was due to the acquisition of Hillrom in December 2021.
Corporate and other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include certain headquarter costs, certain R&D costs, certain product categories support costs, stock compensation expense, certain employee benefit plan costs, certain foreign currency hedging activities, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). The operating loss in 2021 was higher than 2020 primarily due to acquisition and integration expenses related to the Hillrom acquisition, higher intangible asset amortization expense and higher bonus accruals under our annual employee incentive compensation plans in the current year.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operations — Continuing Operations
In 2021 and 2020, cash provided by operating activities was $2.2 billion and $1.9 billion, respectively.  Operating cash flows increased in 2021 primarily due to a lower increase in inventories in 2021 compared to 2020, an increase in our net income in 2021, payments of $173 million to settle interest rate derivative contracts in 2020 and lower employee incentive compensation payments in 2021 compared to 2020, partially offset by cash outflows of approximately $47 million in 2021 related to Hillrom acquisition and integration costs.
Cash Flows from Investing Activities
In 2021, cash used for investing activities included payments for acquisitions and investments of $10.5 billion, primarily related to Hillrom, Caleyx and Doxil, Transderm Scop and PerClot, and capital expenditures of $743 million. In 2020, cash used for investing activities included payments for acquisitions and investments of $494 million, primarily related to Seprafilm and multiple product acquisitions, and capital expenditures of $709 million.
We expect that our capital expenditures will increase in 2022 as we make investments in our manufacturing capacity in response to proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products.
Cash Flows from Financing Activities
In 2021, cash generated from financing activities included $11.8 billion to fund the consideration for the Hillrom acquisition, repay certain indebtedness of Hillrom, and to pay fees and expenses related to the foregoing. In September 2021, we entered into a term loan credit agreement (the Term Loan Credit Agreement), pursuant to which a syndicate of financial institutions has committed to provide us with a senior unsecured term loan facility in an aggregate principal amount of $4.0 billion (the Term Loan Facility), consisting of a $2.0 billion three-year term loan and a $2.0 billion five-year term loan. In December 2021, we issued $800 million senior notes due in 2023, $1.4 billion senior notes due in 2024, $1.45 billion senior notes due in 2027, $1.25 billion senior notes due in 2028, $1.55 billion senior notes due in 2032, $750 million senior notes due in 2051, $300 million floating rate senior notes due in 2023 and $300 million floating rate senior notes due in 2024. We also had net proceeds from commercial paper borrowings of $300 million and repaid debt obligations of $2.8 billion, including $2.4 billion of debt that was assumed in the Hillrom acquisition. Financing activities in 2021 also included payments for treasury stock repurchases of $600 million, dividend payments of $530 million and receipts from stock issued under employee benefit plans of $187 million.
In 2020, cash generated from financing activities included $1.2 billion of net proceeds from the March 2020 issuance of $750 million of senior notes due in 2025 and $500 million of senior notes due in 2030. In November 2020, we issued $650 million of senior notes due in 2031 and used the proceeds, along with cash on hand, to redeem the $750 million senior notes due in 2025 that were issued in March 2020 for $854 million, which included a $104 million make-whole premium. We have used the net proceeds from those senior notes issuances and redemptions for general corporate purposes, including to strengthen our balance sheet as a precautionary measure in light of the COVID-19 pandemic. In 2020, we also repaid $322 million of variable rate notes that matured and the borrowings under our Euro-denominated credit facility of €200 million ($225 million). Financing activities in 2020 also included payments for stock repurchases of $500 million, dividend payments of $473 million and receipts from stock issued under employee benefit plans of $202 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We paid $600 million in cash to repurchase approximately 7.3 million shares under this authority pursuant to Rule 10b5-1 plans in 2021 and had $1.3 billion remaining available under this authorization as of December 31, 2021.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
On September 30, 2021, we entered into a new U.S. dollar-denominated revolving credit facility (the USD Revolver) and on October 1, 2021, we amended our existing Euro-denominated revolving credit facility (as amended, the Euro Revolver). As of December 31, 2021, our USD Revolver had capacity of $2.5 billion and our Euro Revolver had a capacity of approximately €200 million. Each of the facilities matures in 2026. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are 0.09% annually as of December 31, 2021 and are based on our credit ratings and the total capacity of the facility. Prior to entering into the USD Revolver and the Euro Revolver, our previous U.S. dollar-denominated revolving credit facility and Euro-denominated senior revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. Fees under these credit facilities were 0.09% annually as of December 31, 2020 and were based on our credit ratings and the total capacity of the facility. There were no borrowings under these credit facilities as of December 31, 2021 or December 31, 2020. As of December 31, 2021, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment.
We also maintain other credit arrangements, as described in Note 5 in Item 8 of this Annual Report on Form 10-K.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand and future cash flows from operations or by issuing additional debt. We had $3.0 billion of cash and cash equivalents as of December 31, 2021, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of December 31, 2021, we had approximately $17.7 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions and our investment grade targets, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives and reduce our post-acquisition debt levels.
Our credit ratings at December 31, 2021 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	BBB	BBB	Baa2
Short-term debt	A2	F2	P2
Outlook	Stable	Stable	Stable
Our senior debt credit ratings were downgraded in 2021 as a result of the debt we issued to fund the Hillrom acquisition.
LIBOR Reform

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis was not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). In 2020, it was announced that certain U.S. dollar LIBOR tenors would not cease until 2023. Currently, our $2.5 billion U.S. dollar-denominated revolving credit facility, our €200 million Euro-denominated revolving credit facility and our $4.0 billion Term Loan Credit Agreement reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. Our credit facilities and term loan credit agreement include provisions related to the determination of a successor LIBOR rate.

Contractual Obligations
As of December 31, 2021, we had contractual obligations, excluding accounts payable and accrued expenses and other current liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	More than one year
Long-term debt and finance lease obligations, including current maturities	$17,754	$513	$17,241
Interest on short- and long-term debt and finance lease obligations [1]	3,036	347	2,689
Operating leases	706	141	565
Other non-current liabilities[2]	590	—	590
Purchase obligations[3]	1,530	761	769
Contractual obligations[2]	$23,616	$1,762	$21,854
1.Interest payments on debt and finance lease obligations are calculated for future periods using interest rates in effect at the end of 2021. Certain of these projected interest payments may differ in the future based on foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2021. Refer to Note 5 and Note 6, respectively, in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments outstanding and finance lease obligations at December 31, 2021.
2.The primary components of other non-current liabilities in our consolidated balance sheet as of December 31, 2021 are pension and other postretirement benefits, deferred tax liabilities, long-term tax liabilities, and litigation and environmental reserves. We projected the timing of the related future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from our estimates.
We contributed $73 million and $74 million to our defined benefit pension plans in 2021 and 2020, respectively. The timing of funding in future periods is uncertain and is dependent on future movements in interest rates, investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes cash outflows related to our pension plans. The amount included within other non-current liabilities (and excluded from the table above) related to our pension plan liabilities was $858 million as of December 31, 2021. In 2022, we have no obligation to fund our principal plans in the United States and we expect to make contributions of at least $41 million to our foreign pension plans. Additionally, we have excluded long-term tax liabilities, which include liabilities for unrecognized tax positions, and deferred tax liabilities from the table above because we are unable to estimate the timing of the related cash outflows. The amounts of long-term tax liabilities and deferred tax liabilities included within other non-current liabilities (and excluded from the table above) were $80 million and $962 million, respectively, as of December 31, 2021.
3.Includes our significant contractual unconditional purchase obligations. For cancellable agreements, any penalty due upon cancellation is included. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for raw material and component part purchases, utility agreements and service contracts.
Off-Balance Sheet Arrangements
We periodically enter into off-balance sheet arrangements. Certain contingencies arise in the normal course of business and are not recorded in the consolidated balance sheets in accordance with U.S. GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, we may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of our significant off-balance sheet arrangements, refer to Note 15 in Item 8 of this Annual Report on Form 10-K for information regarding receivable transactions, and Note 2 and Note 7 in Item 8 of this Annual Report on Form 10-K for information regarding joint development and commercialization arrangements, indemnifications and legal contingencies.

FINANCIAL INSTRUMENT MARKET RISK
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs. Refer to Note 15 and Note 16 in Item 8 of this Annual Report on Form 10-K for further information regarding our financial instruments and hedging strategies.
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Renminbi, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, Turkish Lira, Indian Rupee and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange, however these instruments may be unavailable or inefficient in emerging or volatile markets. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of December 31, 2021 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of December 31, 2021, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $3 million with respect to those contracts would change by $34 million. A similar analysis performed with respect to contracts outstanding as of December 31, 2020 indicated that, on a pre-tax basis, the net liability balance of $8 million would change by $32 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of December 31, 2021 by replacing the actual exchange rates as of December 31, 2021 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Our subsidiary in Argentina is reported using highly inflationary accounting effective July 1, 2018.  Changes in the value of the Argentine peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change.  As of December 31, 2021, our net monetary assets denominated in Argentine pesos are not significant.
Interest Rate Risk
We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt that we believe is appropriate at that time. To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. We also periodically use forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt. As of December 31, 2021, there were no interest rate derivative contracts outstanding and we had approximately $4.9 billion of outstanding floating rate debt. A 100 basis point change in interest rates would impact out pre-tax earnings and cash flows by approximately $49 million over a one-year period.
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
Pension and OPEB Plans
We provide pension and other postretirement benefits to certain of our employees. The service component of employee benefit expenses is reported in the same line items in the consolidated income statements as the applicable employee’s compensation expense. All other components of these employee benefit expenses are reported in other expense, net in our consolidated statements of income. The valuation of the funded status and net periodic benefit cost for the plans is calculated using actuarial assumptions. These assumptions are reviewed annually and revised if appropriate. The significant assumptions include the following:
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
Our key assumptions are listed in Note 12 in Item 8 of this Annual Report on Form 10-K. The most critical assumptions relate to the plans covering U.S. and Puerto Rico employees, because these plans are the most significant to our consolidated financial statements.
Discount Rate Assumption
Effective for the December 31, 2021 measurement date, we utilized discount rates of 3.01% and 2.76% to measure our benefit obligations for our most significant U.S. and Puerto Rico pension plans and OPEB plan, respectively. We used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2021 to determine the discount rate assumption. All bonds were denominated in U.S. dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.
For plans in Canada, Japan, the United Kingdom and other European countries, we use a method essentially the same as that described for the U.S. and Puerto Rico plans. For our other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.
To understand the impact of changes in discount rates on pension and OPEB plan cost, we perform a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point (i.e., one-half of one percent) increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by approximately $30 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by approximately $35 million.
Return on Plan Assets Assumption
In measuring the net periodic cost for 2021, we used a long-term expected rate of return of 5.5% for our most significant pension plans covering U.S. and Puerto Rico employees. This assumption will decrease to 5% in 2022. This assumption is not applicable to our OPEB plan because it is not funded.
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
Other Assumptions
For the U.S. and Puerto Rico plans, we used the Pri-2012 combined mortality table with improvements projected using the MP-2019 projection scale adjusted to a long-term improvement of 0.8% as of December 31, 2021. For all other pension plans, we utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. We periodically analyze and update our assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.

The assumptions relating to employee compensation increases and future healthcare costs are based on historical experience, market trends, and anticipated future company actions.
Deferred Tax Asset Valuation Allowances and Reserves for Uncertain Tax Positions
We maintain valuation allowances unless it is more likely than not that all or a portion of the deferred tax asset will be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The realizability assessments made at a given balance sheet date are subject to change in the future, particularly if earnings of a subsidiary are significantly higher or lower than expected, or if we take operational or tax planning actions that could impact the future taxable earnings of a subsidiary.
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
Realization of the U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $401 million and $454 million was recognized as of December 31, 2021 and 2020, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration. After evaluating relevant U.S. tax laws, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss (ODL) balance plus other recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $98 million and $157 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2021 and 2020, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
Valuation of Intangible Assets, Including IPR&D
As a result of our acquisition of Hillrom in December 2021, our intangible asset balance increased to $7.8 billion as of December 31, 2021 compared to $1.7 billion as of December 31, 2020. We record acquired intangible assets at fair value in business combinations and at cost in asset acquisitions. Valuations are generally completed for intangible assets acquired in business acquisitions using a discounted cash flow analysis (an income approach), incorporating the stage of completion and consideration of market participant assumptions. The most significant estimates and assumptions inherent in a discounted cash flow analysis (an income approach) include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, royalty rates, terminal growth rate, contributory asset charges, and customer attrition rate. Each of these factors and assumptions can significantly affect the value of the intangible asset.
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
Due to a change in the timing and amount of projected cash flows associated with $140 million of acquired in-process R&D intangible assets from a historical acquisition, we updated the estimated fair values of these assets in 2021. While no impairment has been recorded because the estimated fair values of those assets exceeded their carrying values, the estimated excess of fair value over carrying value of these assets further declined in 2021 and are at risk of future impairment should the estimated timing or amount of projected cash flows further deteriorate.
In 2021, we changed the measurement date of our annual indefinite-lived intangible asset impairment tests from December 31st to November 1st. This change better aligns the timing of the impairment tests with our long-term business planning process. The change was not material to our consolidated financial statements as it did not result in the delay, acceleration or avoidance of an impairment charge.
CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of the Claris acquisition. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).¹ Due to challenges with the ongoing COVID-19 pandemic, FDA has not yet re-inspected the facilities and management cannot speculate on when the Claris Warning Letter will be lifted. However, we are continuing to implement corrective and preventive actions to address FDA’s prior observations and other items we identified and management continues to pursue and implement other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S. As previously disclosed, we have secured alternative locations to produce a majority of the planned new products to be manufactured in Ahmedabad for distribution into the U.S. and are producing new products from those locations.
Refer to Item 1A of this Annual Report on Form 10-K for additional discussion of regulatory matters and how they may impact us.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
FORWARD-LOOKING INFORMATION
This annual report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah, Seprafilm, certain outside of the U.S. (OUS) rights to Caelyx and Doxil, full U.S. and specific OUS rights to Transderm Scop, PerClot and Hillrom), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict changing consumer preferences and needs and advances in technology and the resulting impact on customer inventory levels and the impact of reduced hospital admission rates and elective surgery volumes), and the impact of those products on quality and patient safety concerns;

•	product development risks, including satisfactory clinical performance, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	the impact of global economic conditions (including potential trade wars) and public health crises and epidemics, such as the ongoing COVID-19 pandemic, on us and our employees, customers and suppliers, including foreign governments in countries in which we operate;

•
the continuity, availability and pricing of acceptable raw materials and component parts, and the related continuity of our manufacturing and distribution (including impacts from COVID-19) and those of our suppliers;

•
inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);

•
our ability to identify business development and growth opportunities and to successfully execute on business development strategies (including the Hillrom acquisition and related restructuring activities);

•	product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales;

•
breaches or failures of our information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft (as a result of increased remote working arrangements or otherwise);

•
future actions of (or failures to act or delays in acting by) FDA, the European Medicines Agency or any other regulatory body or government authority (including the SEC, DOJ or the Attorney General of any State) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities, including the continued delay in lifting the warning letter at our Ahmedabad facility;

•	failures with respect to our quality, compliance or ethics programs;

•
future actions of third parties, including third-party payers and our customers and distributors (including GPOs and IDNs), the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);

•	the outcome of pending or future litigation, including the opioid litigation and current or future ethylene oxide litigation or other claims;

•	failure to achieve our short- and long-term financial improvement goals;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies (including with respect to climate change and other sustainability matters);

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

•
any changes in law concerning the taxation of income (whether with respect to current or future tax reform), including income earned outside the United States and potential taxes associated with the Base Erosion and Anti-Abuse Tax or the Build Back Better framework;

•	actions by tax authorities in connection with ongoing tax audits;

•	loss of key employees, the occurrence of labor disruptions or the inability to identify and recruit new employees;

•	other factors identified elsewhere in this Annual Report on Form 10-K including those factors described in Item 1A and other filings with the SEC, all of which are available on our website.
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

Item 8.    Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)	2021	2020
Current assets:
Cash and cash equivalents	$2,951	$3,730
Accounts receivable, net of allowance of $122 in 2021 and $125 in 2020	2,629	2,007
Inventories	2,453	1,916
Prepaid expenses and other current assets	839	758
Total current assets	8,872	8,411
Property, plant and equipment, net	5,178	4,722
Goodwill	9,836	3,217
Other intangible assets, net	7,792	1,671
Operating lease right-of-use assets	630	603
Other non-current assets	1,213	1,395
Total assets	$33,521	$20,019
Current liabilities:
Short-term debt	$301	$—
Current maturities of long-term debt and finance lease obligations	210	406
Accounts payable	1,246	1,043
Accrued expenses and other current liabilities	2,479	1,884
Total current liabilities	4,236	3,333
Long-term debt and finance lease obligations	17,149	5,786
Operating lease liabilities	522	501
Other non-current liabilities	2,493	1,673
Total liabilities	24,400	11,293
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2021 and 2020	683	683
Common stock in treasury, at cost, 181,879,516 shares in 2021 and 178,580,208 shares in 2020	(11,488)	(11,051)
Additional contributed capital	6,197	6,043
Retained earnings	17,065	16,328
Accumulated other comprehensive (loss) income	(3,380)	(3,314)
Total Baxter stockholders’ equity	9,077	8,689
Noncontrolling interests	44	37
Total equity	9,121	8,726
Total liabilities and equity	$33,521	$20,019
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share data)	2021	2020	2019
Net sales	$12,784	$11,673	$11,362
Cost of sales	7,679	7,086	6,601
Gross margin	5,105	4,587	4,761
Selling, general and administrative expenses	2,867	2,469	2,535
Research and development expenses	534	521	595
Other operating income, net	(6)	(19)	(141)
Operating income	1,710	1,616	1,772
Interest expense, net	192	134	71
Other expense, net	41	190	731
Income before income taxes	1,477	1,292	970
Income tax expense (benefit)	182	182	(41)
Net income	1,295	1,110	1,011
Net income attributable to noncontrolling interests	11	8	10
Net income attributable to Baxter stockholders	$1,284	$1,102	$1,001
Earnings per share
Basic	$2.56	$2.17	$1.97
Diluted	$2.53	$2.13	$1.93
Weighted-average number of shares outstanding
Basic	502	509	509
Diluted	508	517	519
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2021	2020	2019
Net income	$1,295	$1,110	$1,011
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $30 in 2021, ($51) in 2020 and $(5) in 2019	(320)	367	(95)
Pension and other postretirement benefit plans, net of tax expense of $60 in 2021 $40 in 2020 and $130 in 2019	227	141	408
Hedging activities, net of tax expense (benefit) of $7 in 2021, $(34) in 2020 and ($11) in 2019	27	(112)	(39)
Total other comprehensive (loss) income, net of tax	(66)	396	274
Comprehensive income	1,229	1,506	1,285
Less: Comprehensive income attributable to noncontrolling interests	11	8	10
Comprehensive income attributable to Baxter stockholders	$1,218	$1,498	$1,275
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baxter International Inc. stockholders' equity
(in millions)	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2019	683	$683	170	$(9,989)	$5,898	$15,075	$(3,823)	$7,844	$22	$7,866
Adoption of new accounting standard	—	—	—	—	—	161	(161)	$—	—	$—
Net income	—	—	—	—	—	1,001	—	$1,001	10	$1,011
Other comprehensive income (loss)	—	—	—	—	—	—	274	274	—	274
Purchases of treasury stock	—	—	16	(1,293)	46	—	—	(1,247)	—	(1,247)
Stock issued under employee benefit plans and other	—	—	(9)	518	11	(84)	—	445	—	445
Dividends declared on common stock	—	—	—	—	—	(435)	—	(435)	—	(435)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2019	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standard	—	—	—	—	—	(4)	—	(4)	—	(4)
Net income	—	—	—	—	—	1,102	—	1,102	8	1,110
Other comprehensive income (loss)	—	—	—	—	—	—	396	396	—	396
Purchases of treasury stock	—	—	6	(500)	—	—	—	(500)	—	(500)
Stock issued under employee benefit plans and other	—	—	(4)	213	88	—	—	301	—	301
Dividends declared on common stock	—	—	—	—	—	(488)	—	(488)	—	(488)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2020	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income	—	—	—	—	—	1,284	—	1,284	11	1,295
Other comprehensive income (loss)	—	—	—	—	—	—	(66)	(66)	—	(66)
Purchases of treasury stock	—	—	7	(600)	—	—	—	(600)	—	(600)
Stock issued under employee benefit plans and other	—	—	(4)	163	154	—	—	317	—	317
Dividends declared on common stock	—	—	—	—	—	(547)	—	(547)	—	(547)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2021	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions)	2021	2020	2019
Cash flows from operations
Net income	$1,295	$1,110	$1,011
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	890	823	789
Pension settlement charges	2	46	755
Net periodic pension benefit and other postretirement costs	99	81	22
Deferred income taxes	(146)	(88)	(310)
Stock compensation	146	130	122
Loss on debt extinguishment	5	110	—
Intangible asset impairments	—	17	31
Settlement of interest rate derivative contracts	—	(173)	—
Other	92	86	115
Changes in balance sheet items:
Accounts receivable, net	(170)	(119)	(52)
Inventories	(37)	(162)	4
Prepaid expenses and other current assets	(41)	(37)	(31)
Accounts payable	104	57	(23)
Accrued expenses and other current liabilities	108	86	(196)
Other	(125)	(97)	(127)
Cash flows from operations – continuing operations	2,222	1,870	2,110
Cash flows from operations – discontinued operations	—	(2)	(6)
Cash flows from operations	2,222	1,868	2,104
Cash flows from investing activities
Capital expenditures	(743)	(709)	(696)
Acquisitions, net of cash acquired, and investments	(10,502)	(494)	(418)
Other investing activities, net	45	24	14
Cash flows from investing activities	(11,200)	(1,179)	(1,100)
Cash flows from financing activities
Issuances of debt	11,903	1,885	1,661
Repayments of debt	(2,823)	(1,181)	—
Net increase (decrease) in debt with original maturities of three months or less	246	(226)	222
Cash dividends on common stock	(530)	(473)	(423)
Proceeds from stock issued under employee benefit plans	187	202	356
Purchases of treasury stock	(600)	(500)	(1,270)
Debt issuance costs	(98)	(5)	(2)
Other financing activities, net	(40)	(47)	(46)
Cash flows from financing activities	8,245	(345)	498
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(47)	57	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	(780)	401	1,497
Cash, cash equivalents and restricted cash at beginning of year (1)	3,736	3,335	1,838
Cash, cash equivalents and restricted cash at end of year (1)	$2,956	$3,736	$3,335
(1) We did not have restricted cash balances as of December 31, 2019. The following table provides a reconciliation of cash, cash equivalents and restricted cash amounts as shown in the consolidated statement of cash flows to the amount reported in the consolidated balance sheet as of December 31, 2021 and 2020:

As of December 31 (in millions)	2021	2020
Cash and cash equivalents	$2,951	$3,730
Restricted cash included in prepaid expenses and other current assets	5	6
Cash, cash equivalents and restricted cash	$2,956	$3,736
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baxter International Inc., through our subsidiaries (collectively, Baxter, we, our or us), provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products, advanced surgical equipment; smart bed systems; patient monitoring and diagnostic technologies; and respiratory health devices. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. We operate in four segments: Americas, EMEA, APAC and Hillrom which are described in Note 17.
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and continue to take. Initial measures taken in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020. The pandemic has created significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 10. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron and Delta variants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees and moratoriums on elective procedures). Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility. We have experienced significant challenges, including lengthy delays, shortages and interruptions, posed by the pandemic and other exogenous factors (including significant weather events and disruptions to certain ports of call around the world) to our global supply chain, including the cost and availability of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, and may experience these and other challenges in future periods. Many of our manufacturing plant and distribution center personnel are currently unvaccinated, and we may also experience employee resistance in complying with current and future government vaccine and testing mandates, which may cause labor shortages significantly impacting manufacturing production and distribution center productivity. We expect that these challenges as well as evolving governmental restrictions and requirements, among other factors, may continue to have an adverse effect on our business.
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
On December 13, 2021, we completed the previously announced acquisition of all outstanding equity interests of Hill-Rom Holdings, Inc. (Hillrom) for a purchase price of $10.5 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was approximately $12.8 billion. Beginning December 13, 2021, our financial statements include the assets, liabilities and operating results of Hillrom. Refer to Note 2 for additional information.
On July 29, 2021, we acquired certain assets related to PerClot Polysaccharide Hemostatic System (PerClot), including distribution rights for the U.S. and specified territories outside of the U.S., from CryoLife, Inc. for an upfront purchase price of $25 million and the potential for additional cash consideration of up to $36 million, which had an acquisition-date fair value of $28 million, based upon regulatory and commercial milestones. Beginning July 29, 2021, our financial statements include the assets, liabilities and operating results of PerClot. Refer to Note 2 for additional information.
On March 31, 2021, we acquired the rights to Transderm Scop (TDS) for the U.S. and specified territories outside of the U.S. from subsidiaries of GlaxoSmithKline for an upfront purchase price of $60 million including the cost of acquired inventory and the potential for additional cash consideration of $30 million, which had an acquisition-date fair value of $24 million, based upon regulatory approval of a new contract manufacturer by a specified date. We previously sold this product under a distribution license to the U.S. institutional market. Beginning on March 31, 2021, our financial statements include the assets, liabilities and operating results of TDS. Refer to Note 2 for additional information.
On February 17, 2021, we acquired the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S for approximately $325 million in cash. Beginning February 17, 2021, our financial statements include the assets, liabilities and operating results of Caelyx and Doxil. Refer to Note 2 for additional information.
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

As of December 31, 2021, we had $7.8 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 35% of this amount as revenue in 2022, 30% in 2023, 15% in each of 2024 and 2025, and 5% in 2026.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the years ended December 31, 2021, 2020 and 2019 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
Practical Expedients
We apply a practical expedient to expense as incurred costs to obtain a contract with a customer when the amortization period would have been one year or less. We do not disclose the value of the transaction price that is allocated to unsatisfied performance obligations for contracts with an original expected length of less than one year. We have elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer are excluded from revenue.
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
The following table summarizes the allowance for doubtful accounts.

years ended December 31 (in millions)	2021	2020
Balance at beginning of period	$125	$112
Acquisition	13	—
Adoption of new accounting standard	—	4
Charged to costs and expenses	(2)	11
Write-offs	(5)	(4)
Currency translation adjustments	(9)	2
Balance at end of period	$122	$125

Shipping and Handling Costs
Shipping costs, which are costs incurred to physically move product from our premises to the customer’s premises, are classified as selling, general and administrative (SG&A) expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $381 million in 2021, $325 million in 2020 and $324 million in 2019 of shipping costs were classified in SG&A expenses.
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
Research and Development
Research and development (R&D) costs, including R&D acquired in transactions that are not business combinations, are expensed as incurred. Pre-regulatory approval contingent milestone obligations to counterparties in collaborative arrangements, which include acquired R&D, are expensed when the milestone is probable to be achieved. Contingent milestone payments made to such counterparties on or after regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangible assets, net.
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
Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of acquired assets and liabilities in a business combination.  Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test.  In the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In 2021, we changed the measurement date of our annual goodwill impairment test from December 31st to November 1st. This change better aligns the timing of the goodwill impairment test with our long-term business planning process. The change was not material to our consolidated financial statements as it did not result in the delay, acceleration or avoidance of an impairment charge.
Indefinite-lived intangible assets, such as IPR&D acquired in business combinations and certain trademarks with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, we write the carrying amount down to the fair value. In 2021, we changed the measurement date of our annual indefinite-lived intangible asset impairment tests from December 31st to November 1st. This change better aligns the timing of the impairment tests with our long-term business planning process. The change was not material to our consolidated financial statements as it did not result in the delay, acceleration or avoidance of an impairment charge.
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
Investments in Equity Securities
Our investments in marketable equity securities are classified as other non-current assets and are measured at fair value with gains and losses recognized in other expense, net. We have elected to apply the measurement alternative to equity securities without readily determinable fair values. As such, our non-marketable equity securities are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. Gains and losses on non-marketable equity securities are also recognized in other expense, net. Noncontrolling investments in common stock or in-substance common stock are accounted for under the equity method if we have the ability to exercise significant influence over the operating and financial policies of the investee.
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
Foreign Currency Translation
Currency translation adjustments (CTA) related to foreign operations are included in other comprehensive income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other expense, net, and were not material in 2021, 2020 and 2019.
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
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in accumulated other comprehensive income (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in cost of sales and interest expense, net, and are primarily related to forecasted intra-company sales denominated in foreign currencies and forecasted interest payments on anticipated issuances of debt, respectively.
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
For derivative instruments that are not designated as hedges, the change in fair value is recorded directly to other expense, net.
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
Refer to Note 15 for further information regarding our derivative and hedging activities.

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
Recently adopted accounting pronouncements
In the fourth quarter of 2021, we adopted ASU 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. In accordance with this ASU we recognized contract liabilities of $142 million as part of the Hillrom acquisition in December 2021. We did not acquire contract assets or liabilities in connection with other acquisitions completed in 2021.
As of January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected lifetime credit losses, rather than incurred losses, for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted this ASU using the modified retrospective approach. The impact of the adoption of this ASU was an increase to our allowance for doubtful accounts and a decrease to retained earnings of $4 million.
As of January 1, 2020, we adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Our policies for capitalizing implementation costs incurred in a hosting arrangement were not impacted by this ASU. However, we have historically classified those capitalized costs within property, plant and equipment, net on our consolidated balance sheets and as capital expenditures on our consolidated statements of cash flows. Under the new ASU, those capitalized costs are presented as other non-current assets on our consolidated balance sheets and within operating cash flows on our consolidated statements of cash flows. We adopted this ASU on a prospective basis and capitalized $45 million and $44 million of implementation costs related to hosting arrangements that are service contracts during the years ended December 31, 2021 and 2020, respectively.
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
NOTE 2

ACQUISITIONS AND OTHER ARRANGEMENTS
Results of operations of acquired companies are included in our results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values (or other measurement attribute required under U.S. GAAP) at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.
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
Hillrom
On December 13, 2021, we completed the previously announced acquisition of all outstanding equity interests of Hillrom for a purchase price of $10.5 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was approximately $12.8 billion. Under the terms of the transaction agreement, Hillrom shareholders received $156.00 in cash per each outstanding Hillrom common share.
Prior to our acquisition of Hillrom, Hillrom was a global medical technology leader whose products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. Hillrom made those outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.
The following table summarizes the fair value of the total consideration paid:

(in millions)
Cash consideration paid to Hillrom shareholders(a)	$10,474
Fair value of equity awards issued to Hillrom equity award holders(b)	2
Total Consideration	$10,476
(a) Represents cash consideration transferred of $156.00 per outstanding Hillrom common share to existing shareholders and holders of equity awards that vested at closing pursuant to their original terms.
(b) Represents the pre-acquisition service portion of the fair value of 668 thousand replacement restricted stock units issued to Hillrom equity award holders at closing.
The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. As a result, we recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$399
Accounts receivable	591
Inventories	560
Prepaid expenses and other current assets	49
Property, plant and equipment	503
Goodwill	6,785
Other intangible assets	6,022
Operating lease right-of-use assets	74
Other non-current assets	128
Short-term debt	(250)
Accounts payable	(140)
Accrued expenses and other current liabilities	(552)
Long-term debt and finance lease obligations	(2,118)
Operating lease liabilities	(57)
Other non-current liabilities	(1,518)
Total assets acquired and liabilities assumed	$10,476
We allocated $804 million of the total consideration to developed technology with a weighted-average useful life of 5 years, $1.9 billion to trade names with an indefinite useful life, $62 million to trade names with a weighted-average useful life of 7 years, $3.2 billion to customer relationships with a weighted-average useful life of 15 years and $30 million to IPR&D that is considered an indefinite lived intangible asset. The fair values of the intangible assets were determined using the income approach. We used a discount rate of 8.5% to value the developed technology, trade names and customer relationships and 9.0% to value the IPR&D. We consider the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair value. We also recognized $1.3 billion of deferred income tax liabilities in connection with the acquisition, which are included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2021.
The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce as well as the overall strategic benefits provided to our product portfolio and is included in the Hillrom segment.
The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired. The Hillrom acquisition contributed $212 million of net sales and a $96 million of pretax loss, including integration costs and interest expense on acquisition financing, for the year ended December 31, 2021.
Costs directly resulting from the Hillrom acquisition, included acquisition and integration costs of $139 million and the incremental cost of sales relating to inventory fair value step-ups of $42 million in 2021.
The following table presents the unaudited pro forma combined results of Baxter and Hillrom for the years ended December 31, 2021 and 2020 as if the acquisition of Hillrom had occurred on January 1, 2020:

years ended December 31 (in millions)	2021	2020
Net sales	$15,574	$14,610
Net income attributable to Baxter stockholders	962	635

The acquisition has been accounted for in the unaudited pro forma combined financial information using the acquisition method of accounting with Baxter as the acquirer. In order to reflect the occurrence of the acquisition as if it occurred on January 1, 2020 as required, the unaudited pro forma combined financial information includes adjustments to reflect incremental depreciation and amortization expense based on the current preliminary fair values of the identifiable tangible and intangible assets acquired, additional interest expense associated with the issuance of debt to finance the acquisition, nonrecurring costs directly attributable to the acquisition and the income tax effects of the pro forma adjustments. Those nonrecurring costs, which consist of $201 million of costs from inventory fair value step-ups and $314 million of acquisition-related costs for both Baxter and Hillrom, are reflected in the unaudited pro forma combined financial information for the year ended December 31, 2020. The unaudited pro forma combined financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2020. In addition, the unaudited pro forma combined financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any potential synergies or cost savings associated with the acquisition.
PerClot
On July 29, 2021, we acquired certain assets related to PerClot, including distribution rights for the U.S. and specified territories outside of the U.S., from CryoLife, Inc. for an upfront purchase price of $25 million and the potential for additional cash consideration of up to $36 million, which had an acquisition-date fair value of $28 million, based upon regulatory and commercial milestones. PerClot is an absorbable powder hemostat indicated for use in surgical procedures, including cardiac, vascular, orthopedic, spinal, neurological, gynecological, ENT and trauma surgery as an adjunct hemostat when control of bleeding from capillary, venous, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical. PerClot is approved for distribution in the European Union and other markets and was submitted for Pre-Market Approval (PMA) for distribution in the U.S. in the fourth quarter of 2021. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The fair values of the potential contingent consideration payments were estimated by applying probability-weighted expected payment models and are Level 3 fair value measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.
The following table summarizes the fair value of the consideration transferred:

(in millions)
Cash	$25
Contingent Consideration	28
Total Consideration	$53
The following table summarizes the fair value of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Goodwill	$4
Other intangible assets	49
Total assets acquired	$53
The valuation of the assets acquired are preliminary and measurement period adjustments may be recorded in the future as we finalize our fair value estimates. The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired and were not material for the year ended December 31, 2021.
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
Transderm Scop
On March 31, 2021, we acquired the rights to TDS for the U.S. and specified territories outside of the U.S. from subsidiaries of GlaxoSmithKline for an upfront purchase price of $60 million including the cost of acquired inventory and the potential for additional cash consideration of $30 million, which had an acquisition-date fair value of $24 million, based upon regulatory approval of a new contract manufacturer by a specified date. We previously sold this product under a distribution license to the U.S. institutional market. TDS is indicated for post-operative nausea and vomiting in the U.S. and motion sickness in European markets. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The fair value of the potential contingent consideration payment was estimated by applying a probability-weighted expected payment model and is a Level 3 fair value measurement due to the significant estimates and assumptions used by management in establishing the estimated fair value.
The following table summarizes the fair value of the consideration transferred:

(in millions)
Cash	$60
Contingent Consideration	24
Total Consideration	$84
The following table summarizes the fair value of the assets acquired as of the acquisition date:

(in millions)
Assets acquired
Inventory	$16
Goodwill	1
Other intangible assets	67
Total assets acquired	$84
The results of operations of the acquired business have been included in our consolidated statement of income since the date the business was acquired and were not material for the year ended December 31, 2021.
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
Other Business Combinations
Total consideration transferred for other acquisitions totaled $21 million, $18 million and $10 million in 2021, 2020 and 2019, respectively, and primarily resulted in the recognition of goodwill and other intangible assets. These acquisitions did not materially affect our results of operations.
Excluding Hillrom, we have not presented pro forma financial information for any of the 2021, 2020 or 2019 acquisitions because their results are not material to our consolidated financial statements.
Other Business Development Activities
Caelyx and Doxil
On February 17, 2021, we acquired the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S. We previously acquired the U.S. rights to this product in 2019. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer. The transaction was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in the developed technology intangible asset. The purchase price of $325 million was allocated to the assets acquired, which included a $314 million developed-technology intangible asset with an estimated useful life of 9 years and an $11 million customer relationship intangible asset with an estimated useful life of 8 years. Net sales related to this acquisition were $108 million for the year ended December 31, 2021.

Celerity Pharmaceuticals, LLC
In September 2013, we entered into an agreement with Celerity Pharmaceutical, LLC (Celerity) to develop certain acute care generic injectable premix and oncolytic products through regulatory approval. We transferred our rights in these products to Celerity and Celerity assumed ownership and responsibility for development of the products. We are obligated to purchase the individual product rights from Celerity if the products obtain regulatory approval. We did not purchase any product rights from Celerity in 2021 or 2020. In 2019, we paid $86 million to acquire the rights to various products that have received regulatory approval. We capitalized the purchase prices of products that were purchased upon regulatory approval as intangible assets and are amortizing the assets over their estimated useful lives of 12 years. As of December 31, 2021, our contingent future payments total up to $77 million upon Celerity’s achievement of specified regulatory approvals. In December 2020, we entered into an agreement with a third party to divest one of the products that is currently being developed by Celerity if that product receives regulatory approval in the U.S. and/or European Union. If regulatory approval is obtained, we would incur a loss ranging from $30 million to $60 million for the difference between our purchase price and the divestiture proceeds in connection with that transaction.
Other Asset Acquisitions
During 2020, we acquired the rights to multiple products for $73 million. The purchase prices were capitalized as developed-technology intangible assets and are being amortized over a weighted-average estimated useful life of 11 years.
During 2021 and 2020, we also entered into distribution license arrangements for multiple products that have not yet obtained regulatory approval for upfront cash payments of $3 million and $22 million, respectively. The cash paid was treated as R&D expenses on our consolidated statements of income. We could make additional payments of up to $35 million upon the achievement of certain development, regulatory or commercial milestones.
During 2019, we acquired the rights to multiple products for an aggregate purchase price of $80 million. The purchase prices were capitalized primarily as developed-technology intangible assets and are being amortized over a weighted-average useful life of 10 years.
Other
In addition to the significant arrangements described above, we have entered into several other collaborative arrangements. We could make additional payments of up to $19 million upon the achievement of certain development and regulatory milestones, in addition to future payments related to contingent commercialization milestones, profit-sharing and royalties.
NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION
Inventories

as of December 31 (in millions)	2021	2020
Raw materials	$591	$460
Work in process	300	196
Finished goods	1,562	1,260
Inventories	$2,453	$1,916

Prepaid Expenses and Other Current Assets

as of December 31 (in millions)	2021	2020
Prepaid value added taxes	$199	$163
Prepaid income taxes	166	183
Contract assets	84	70
Other	390	342
Prepaid expenses and other current assets	$839	$758
Property, Plant and Equipment, Net

as of December 31 (in millions)	2021	2020
Land and land improvements	$172	$166
Buildings and leasehold improvements	1,915	1,849
Machinery and equipment	7,097	6,884
Equipment on lease with customers	1,684	1,671
Construction in progress	860	701
Total property, plant and equipment, at cost	11,728	11,271
Accumulated depreciation	(6,550)	(6,549)
Property, plant and equipment, net	$5,178	$4,722
Depreciation expense was $592 million in 2021, $601 million in 2020 and $606 million in 2019.
Other Non-Current Assets

as of December 31 (in millions)	2021	2020
Deferred tax assets	$376	$748
Non-current receivables, net	113	158
Contract assets	111	64
Capitalized implementation costs in hosting arrangements	99	68
Pension and other postretirement benefits	228	155
Investments	154	135
Other	132	67
Other non-current assets	$1,213	$1,395
Accrued Expenses and Other Current Liabilities

as of December 31 (in millions)	2021	2020
Common stock dividends payable	$140	$125
Employee compensation and withholdings	608	415
Property, payroll and certain other taxes	174	148
Contract liabilities	162	32
Restructuring liabilities	97	92
Accrued rebates	312	239
Operating lease liabilities	128	111
Income taxes payable	90	135
Pension and other postretirement benefits	46	48
Contingent payments related to acquisitions	21	16
Other	701	523
Accrued expenses and other current liabilities	$2,479	$1,884

Other Non-Current Liabilities

as of December 31 (in millions)	2021	2020
Pension and other postretirement benefits	$1,052	$1,214
Deferred tax liabilities	962	143
Long-term tax liabilities	80	84
Contingent payments related to acquisitions	122	14
Contract liabilities	84	34
Litigation and environmental reserves	28	29
Restructuring liabilities	12	21
Other	153	134
Other non-current liabilities	$2,493	$1,673
Interest Expense, net

years ended December 31 (in millions)	2021	2020	2019
Interest costs	$217	$162	$120
Interest costs capitalized	(11)	(9)	(9)
Interest expense	206	153	111
Interest income	(14)	(19)	(40)
Interest expense, net	$192	$134	$71
Other Expense, net

years ended December 31 (in millions)	2021	2020	2019
Foreign exchange (gains) losses, net	$19	$49	$37
Change in fair value of marketable equity securities	7	(13)	(1)
Loss on debt extinguishment	5	110	—
Pension settlements	2	46	755
Pension and other postretirement benefit plans	11	(3)	(53)
Other, net	(3)	1	(7)
Other expense, net	$41	$190	$731
Supplemental Cash Flow Information
Non-Cash Investing Activities
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of December 31, 2021, 2020 and 2019 was $79 million, $102 million and $87 million, respectively.
Other Supplemental Information

year ended December 31 (in millions)	2021	2020	2019
Interest paid, net of portion capitalized	$145	$137	$103
Income taxes paid	$282	$249	$294

NOTE 4

GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Hillrom	Total
December 31, 2019	$2,428	$385	$217	$—	$3,030
Additions	26	1	7	—	34
Acquisition accounting adjustments	(45)	(6)	(2)	—	(53)
Currency translation	165	26	15	—	206
December 31, 2020	$2,574	$406	$237	$—	$3,217
Reallocation of goodwill	81	(81)	—	—	—
Additions	4	1	—	6,785	6,790
Currency translation	(142)	(17)	(13)	1	(171)
December 31, 2021	$2,517	$309	$224	$6,786	$9,836
As of December 31, 2021, there were no reductions in goodwill relating to impairment losses.
As discussed in Note 17 - Segment Information, we made a change to our reportable segments in the first quarter of 2021. As a result of this change, we reallocated goodwill from our EMEA segment to the Americas segment using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and following the reallocation and determined that no impairment existed.
Other Intangible Assets, Net
The following is a summary of our other intangible assets.

(in millions)	Developed technology, including patents	Other amortized intangible assets	Customer relationships	Indefinite-lived intangible assets	Total
December 31, 2021
Gross other intangible assets	$3,801	$344	$3,437	$2,140	$9,722
Accumulated amortization	(1,556)	(212)	(162)	—	$(1,930)
Other intangible assets, net	$2,245	$132	$3,275	$2,140	$7,792
December 31, 2020
Gross other intangible assets	$2,713	$269	$226	$169	$3,377
Accumulated amortization	(1,374)	(193)	(139)	—	$(1,706)
Other intangible assets, net	$1,339	$76	$87	$169	$1,671
Intangible asset amortization expense was $298 million in 2021, $222 million in 2020 and $183 million in 2019. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2021 is $718 million in 2022, $627 million in 2023, $605 million in 2024, $572 million in 2025 and $542 million in 2026.
In the second quarters of 2020 and 2019, we recognized impairment charges of $17 million and $31 million, respectively, related to developed-technology intangible assets due to declines in market expectations for the related products. The fair values of the intangible assets were measured using a discounted cash flow approach and the charges are classified within cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2020 and 2019. We consider the fair values of the assets to be Level 3 measurements due to the significant estimates and assumptions we used in establishing the estimated fair values.

NOTE 5

DEBT AND CREDIT FACILITIES
Debt Outstanding
At December 31, 2021 and 2020, we had the following debt outstanding:

as of December 31 (in millions)	Effective interest rate in 2021¹	2021[1]	2020[1]
Commercial paper	0.3%	$300	$—
1.7% notes due 2021	1.9%	—	400
2.4% notes due 2022	2.5%	203	203
0.868% notes due 2023	1.2%	797	—
Floating-rate notes due 2023	1.9%	298	—
0.4% notes due 2024	0.6%	846	915
1.322% notes due 2024	1.7%	1,393	—
7.0% notes due 2024	7.0%	13	—
Floating-rate notes due 2024	0.9%	298	—
Term loan due 2024	1.8%	1,998	—
1.3% notes due in 2025	1.4%	678	734
2.6% notes due 2026	2.7%	747	746
Term loan due 2026	1.9%	1,998	—
7.65% debentures due 2027	7.7%	5	5
1.915% notes due 2027	2.2%	1,441	—
6.625% debentures due 2028	5.6%	96	97
2.272% notes due 2028	2.5%	1,241	—
1.3% notes due 2029	1.4%	841	912
3.95% notes due 2030	4.0%	495	495
1.73% notes due 2031	3.2%	644	644
2.539% notes due 2032	2.7%	1,537	—
6.25% notes due 2037	6.3%	265	265
3.65% notes due 2042	3.7%	6	6
4.5% notes due 2043	4.6%	256	256
3.5% notes due 2046	3.6%	441	440
3.132% notes due 2051	3.2%	742	—
Finance leases and other	9.3%	81	74
Total debt		17,660	6,192
Short-term debt		(301)	—
Current maturities of long-term debt and finance lease obligations		(210)	(406)
Long-term debt and finance lease obligations		$17,149	$5,786
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
In March 2020, we issued $750 million of 3.75% senior notes due in October 2025 and $500 million of 3.95% senior notes due in April 2030 (collectively, the March 2020 senior notes). Pursuant to a registration rights agreement (the March 2020 Registration Rights Agreement) with the initial purchasers of the March 2020 senior notes, we agreed to use our commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the March 2020 senior notes for new notes with terms substantially identical in all material respects to the March 2020 senior notes and to have such registration statement declared effective under the U.S. Securities Act of 1933. The exchange offer with respect to the notes due April 2030 was completed in May 2021.
In October 2020, we repaid $322 million of variable-rate loans that matured in 2020.
In November 2020, we issued $650 million of 1.73% senior notes due in April 2031 (the November 2020 senior notes). Pursuant to a registration rights agreement (the November 2020 Registration Rights Agreement) with the initial purchasers of the November 2020 senior notes, we agreed to use our commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the November 2020 senior notes for new notes with terms substantially identical in all material respects to the November 2020 senior notes and to have such registration statement declared effective under the U.S. Securities Act of 1933. The exchange offer with respect to the November 2020 senior notes was completed in May 2021.
We used the proceeds from the November 2020 senior notes, along with cash on hand, to redeem the $750 million of 3.75% senior notes due in October 2025 that were issued in March 2020. In connection with the redemption of the $750 million of 3.75% senior notes due in October 2025, including the payment of a $104 million make-whole premium to the debt holders, we recognized a pre-tax loss of $110 million from the early extinguishment of debt, which is included in other expense, net in 2020.
In July 2021, we redeemed $400 million in 1.7% senior notes due August 2021, which was partially funded by the issuance of commercial paper.
On September 30, 2021, we entered into a term loan credit agreement (the Term Loan Credit Agreement), pursuant to which a syndicate of financial institutions has committed to provide us with a senior unsecured term loan facility in an aggregate principal amount of $4.0 billion (the Term Loan Facility), consisting of a $2.0 billion three-year term loan facility and a $2.0 billion five-year term loan facility. Loans under the Term Loan Facility were funded on the closing date of the Hillrom acquisition to fund a portion of the consideration for the Hillrom acquisition, repay certain indebtedness of Hillrom, and pay fees and expenses related to the foregoing. Loans under the Term Loan Facility bear interest at variable rates, are subject to amortization at a quarterly rate of 0.625% for the first four quarters following the anniversary of our initial borrowing date and 1.25% thereafter (with loans outstanding under the five-year tranche subject to amortization at a quarterly rate of 1.875% after the second anniversary of the commencement of amortization and 2.500% after the third anniversary of the commencement of amortization). The Term Loan Credit Agreement contains various covenants, including a maximum net leverage ratio.
In December 2021, we issued $800 million of 0.868% senior notes due in 2023, $1.4 billion of 1.322% senior notes due in 2024, $1.45 billion of 1.915% senior notes due in 2027, $1.25 billion of 2.272% senior notes due in 2028, $1.55 billion of 2.539% senior notes due in 2032, $750 million of 3.132% senior notes due in 2051, $300 million of floating rate senior notes due in 2023 and $300 million of floating rate senior notes due in 2024 (collectively, the Hillrom notes) to fund a portion of the consideration for the Hillrom acquisition, repay certain indebtedness of Hillrom, and pay fees and expenses related to the foregoing. Pursuant to a registration rights agreement (the Hillrom Notes Registration Rights Agreement) with the initial purchasers of the Hillrom notes, we agreed to use our commercially reasonable efforts to file a registration statement with respect to a registered offer to exchange the Hillrom notes for new notes with terms substantially identical in all material respects to the Hillrom notes and to have such registration statement declared effective under the U.S. Securities Act of 1933. If we fail to have such registration statement declared effective by March 25, 2023 (a registration default), the annual interest rate on the Hillrom notes would increase by 0.25% for the 90-day period immediately following such registration default and by an additional 0.25% thereafter. The maximum additional interest rate is 0.50% per annum and if a registration default is corrected, the Hillrom notes would revert to the original interest rates. The payment of additional interest is the sole remedy for the holders of the Hillrom notes in the event of a registration default.
On September 1, 2021, we entered into a bridge facility commitment letter with JPMorgan Chase Bank, N.A. (JP Morgan) and Citigroup Global Markets Inc. (Citi) pursuant to which JP Morgan and Citi committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $11.4 billion (the Bridge Facility) for the purpose of funding the consideration for the Hillrom acquisition, repaying certain indebtedness of Hillrom, and paying fees and expenses related to the foregoing. The Bridge Facility included upfront fees of $40 million. The commitments under the Bridge Facility were reduced by $4.0 billion on September 30, 2021 when we entered into the Term Loan Facility and the remaining commitments were reduced to zero on December 1, 2021 when we issued the Hillrom notes, both in accordance with the terms of the commitment letter. As a result, the Bridge Facility was terminated and the remaining unamortized upfront fees related to the Bridge Facility were charged to interest expense, net during the year ended December 31, 2021.
Baxter assumed debt with an acquisition-date fair value of $2.4 billion as part of the acquisition of Hillrom. Baxter used the proceeds from the Hillrom notes, the Term Loan Facility and cash on hand to repay substantially all of this indebtedness, including accrued interest and applicable early redemption premiums, and recognized a net loss on the early extinguishment of debt of $5 million.
Credit Facilities
On September 30, 2021, we entered into a new U.S. dollar-denominated revolving credit facility (the USD Revolver), and on October 1, 2021, we amended our existing Euro-denominated revolving credit facility (as amended, the Euro Revolver). Our USD Revolver has a capacity of $2.5 billion and our Euro Revolver has a capacity of €200 million. Each of the facilities matures in 2026. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are 0.09% annually as of December 31, 2021 and are based on our credit ratings and the total capacity of the facility. Prior to entering into the USD Revolver and the Euro Revolver, our previous U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.0 billion and €200 million, respectively. Fees under these credit facilities were 0.09% annually as of December 31, 2020 and were based on our credit ratings and the total capacity of the facility. There were no borrowings outstanding under these credit facilities as of December 31, 2021 and 2020.
We also maintain other credit arrangements, which totaled approximately $225 million and $200 million as of December 31, 2021 and 2020, respectively. There were no amounts outstanding under these arrangements as of December 31, 2021 and 2020.
As of December 31, 2021, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Commercial Paper
As of December 31, 2021, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 0.27% and an original weighted-average term of 88 days. There was no commercial paper outstanding as of December 31, 2020.
Future Debt Maturities

as of and for the years ended December 31 (in millions)	Debt maturities
2022	$513
2023	1,108
2024	4,567
2025	684
2026	2,754
Thereafter	8,128
Total obligations and commitments	17,754
Discounts, premiums, and adjustments relating to hedging instruments	(94)
Total debt	$17,660

NOTE 6

LEASES
Lessee Activity
We have entered into operating and finance leases primarily for office, manufacturing, warehouse and R&D facilities, vehicles and equipment. Our leases have remaining terms from 1 to 41 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from 1 to 16 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.
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
The components of lease cost for the years ended December 31, 2021, 2020 and 2019 were:

(in millions)	2021	2020	2019
Operating lease cost	$114	$115	$121
Finance lease cost
Amortization of right-of-use assets	7	5	5
Interest on lease liabilities	5	5	5
Variable lease cost	52	54	89
Lease cost	$178	$179	$220
The following table contains supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$124	$127	$119
Operating cash flows from finance leases	5	4	4
Financing cash flows from finance leases	4	4	4

Right-of-use operating lease assets obtained in exchange for lease obligations	71	67	207
Right-of-use finance lease assets obtained in exchange for lease obligations	4	8	—

There are no material lease transactions that we entered into but have not yet commenced as of December 31, 2021. Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 include:

(in millions)	2021	2020
Operating leases
Operating lease right-of-use assets	$630	$603

Accrued expenses and other current liabilities	$128	$111
Operating lease liabilities	522	501
Total operating lease liabilities	$650	$612

Finance leases
Property, plant and equipment, at cost	$86	$76
Accumulated depreciation	(31)	(28)
Property, plant and equipment, net	$55	$48

Current maturities of long-term debt and finance lease obligations	$2	$1
Long-term debt and finance lease obligations	68	64
Total finance lease liabilities	$70	$65
Lease term and discount rates as of December 31, 2021 and 2020 were:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	8	9
Finance leases	12	13
Weighted-average discount rate
Operating leases	1.8%	2.2%
Finance leases	9.3%	10.3%
Maturities of operating and finance lease liabilities as of December 31, 2021 were:

(in millions)	Finance Leases	Operating Leases
2022	$10	$141
2023	9	118
2024	9	95
2025	9	76
2026	9	60
Thereafter	72	216
Total minimum lease payments	118	706
Less: imputed interest	(48)	(56)
Present value of lease liabilities	$70	$650
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

The components of lease revenue for the years ended December 31, 2021, 2020 and 2019 were:

(in millions)	2021	2020	2019
Sales-type lease revenue	$27	$38	$35
Operating lease revenue	136	84	61
Variable lease revenue	79	80	85
Total lease revenue	$242	$202	$181
The components of our net investment in sales-type leases as of December 31, 2021 and 2020 were:

(in millions)	2021	2020
Minimum lease payments	$111	$122
Unguaranteed residual values	4	12
Net investment in leases	$115	$134
Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets:

(in millions)	December 31, 2021	December 31, 2020
Accounts receivable, net	$40	$39
Other non-current assets	75	95
Total	$115	$134
Our net investment in sales-type leases was $115 million as of December 31, 2021, of which $13 million originated in 2017 and prior, $24 million in 2018, $24 million in 2019, $32 million in 2020 and $22 million in 2021.
Maturities of sales-type and operating leases as of December 31, 2021 were:

(in millions)	Sales-type Leases	Operating Leases
2022	$43	$87
2023	32	79
2024	22	75
2025	12	60
2026	5	11
Thereafter	1	2
Total minimum lease payments	115	$314
Less: imputed interest	(4)
Present value of minimum lease payments	$111
NOTE 7

COMMITMENTS AND CONTINGENCIES
Refer to Note 2 for information regarding our unfunded contingent payments associated with collaborative and other arrangements.
Indemnifications
During the normal course of business, we make indemnities, commitments and guarantees pursuant to which we may be required to make payments related to specific transactions. Indemnifications include: (i) intellectual property indemnities to customers in connection with the use, sales or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; (iv) indemnities involving the representations and warranties in certain contracts; and (v) contractual indemnities for our directors and certain of our executive officers for services provided to or at the request of us. In addition, under our Amended and Restated Certificate of Incorporation, and consistent with Delaware General Corporation Law, we have agreed to indemnify our directors and officers for certain losses and expenses upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. To help address some of these risks, we maintain various insurance coverages. Based on historical experience and evaluation of the agreements, we do not believe that any payments related to our indemnities will have a material impact on our financial condition or results of operations.
Legal Contingencies
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2021 and 2020, our total recorded reserves with respect to legal and environmental matters were $72 million and $40 million, respectively.
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
In addition to the matters described below, we remain subject to the risk of future administrative and legal actions. With respect to governmental and regulatory matters, these actions may lead to product recalls, injunctions, and other restrictions on our operations and monetary sanctions, including significant civil or criminal penalties, all of which could materially affect future results of operations. With respect to intellectual property, we may be exposed to significant litigation concerning the scope of our and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of December 31, 2021 and 2020, our environmental reserves, which are measured on an undiscounted basis, were $18 million and $20 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. Plaintiffs filed an amended complaint on June 25, 2020 containing substantially the same allegations. On August 24, 2020, we filed a motion to dismiss the amended complaint. On January 12, 2021, the Court granted our motion to dismiss the amended complaint but gave plaintiffs an opportunity to file a further-amended complaint. The parties reached an agreement to settle the case for $16 million, subject to the completion of confirmatory discovery and final approval by the Court. The Court granted final approval of the settlement on August 11, 2021 and the settlement became effective on September 13, 2021.
In addition, we have received a stockholder request for inspection of our books and records in connection with the announcement made in our Form 8-K on October 24, 2019 that we had commenced an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. As initially disclosed on October 24, 2019, we also voluntarily advised the staff of the SEC of our internal investigation and we have been cooperating with the staff of the SEC. On February 18, 2022, we reached a settlement with the SEC, which resolved the SEC’s investigation into related matters. Without admitting or denying the findings in the administrative order issued by the SEC, we agreed to pay a civil penalty of $18 million and to cease and desist from violations of specified provisions of the federal securities laws and related rules. In the order, the SEC acknowledged the Company’s cooperation. We are fully accrued for the civil penalty as of December 31, 2021 and we expect to pay the penalty in the first quarter of 2022.
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached agreement to settle these lawsuits in the third quarter of 2021 for amounts that are not material to our financial results, which were paid in the fourth quarter of 2021. The settlement of these claims does not preclude potential future lawsuits.
In July 2021, Hill-Rom, Inc. received a subpoena (from the United States Office of Inspector General for the Department of Health and Human Services (the DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Hillrom has been working with the DHHS and the DOJ to provide information responsive to the subpoena. Hillrom also voluntarily began a related internal review and Hillrom and now Baxter have been cooperating fully with the DHHS and the DOJ with respect to these matters.
The DHHS often issues this type of subpoena when investigating alleged violations of the False Claims Act.
On December 28, 2021, Linet Americas, Inc. (Linet) filed a complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Northern District of Illinois, captioned Linet Americas, Inc. v. Hill-Rom Holdings, Inc.; Hill-Rom Company, Inc.; Hill-Rom Services, Inc. Linet alleges that Hillrom violated Sections 1, 2 and 3 of The Sherman Antitrust Act of 1890 and the Illinois Antitrust Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. Hillrom filed an answer to the complaint on January 28, 2022.

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
In September 2017, Hurricane Maria caused damage to certain of our assets in Puerto Rico and disrupted operations. In 2019, we recognized $100 million of insurance recoveries related to the losses from the hurricane, which are classified within other operating income, net on the consolidated statement of income.
NOTE 8

STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Our stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under our employee stock purchase plan. Shares issued relating to our stock-based plans are generally issued out of treasury stock.
As of December 31, 2021, approximately 51 million authorized shares are available for future awards under our stock-based compensation plans.
Stock Compensation Expense
Stock compensation expense was $146 million, $130 million and $122 million in 2021, 2020 and 2019, respectively. The related tax benefit recognized was $36 million in 2021, $53 million in 2020 and $70 million in 2019. Included in the benefit in 2021, 2020 and 2019 were realized excess tax benefits for stock-based compensation of $13 million, $27 million and $54 million, respectively.
Stock compensation expense is recorded at the corporate level and is not allocated to the segments. Approximately 75% of stock compensation expense is classified in SG&A expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2021 and 2020 were not material.
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
The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-

date fair values, were as follows:

years ended December 31	2021	2020	2019
Expected volatility	24%	26%	19%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	0.8%	0.6%	2.5%
Dividend yield	1.3%	1.2%	1.0%
Fair value per stock option	$16	$16	$15
The following table summarizes stock option activity for the year ended December 31, 2021 and the outstanding stock options as of December 31, 2021.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	20,196	$56.88
Granted	4,034	$77.32
Exercised	(2,759)	$49.68
Forfeited	(729)	$76.33
Expired	(46)	$53.75
Outstanding as of December 31, 2021	20,696	$61.14	5.9	$511,187
Vested or expected to vest as of December 31, 2021	20,391	$60.91	5.9	$508,645
Exercisable as of December 31, 2021	13,821	$53.46	4.6	$447,799
The aggregate intrinsic value in the table above represents the difference between the exercise price and our closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2021, 2020 and 2019 was $78 million, $131 million and $272 million, respectively.
As of December 31, 2021, $60 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.
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
The following table summarizes nonvested RSU activity for the year ended December 31, 2021.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2021	1,138	$73.11
Granted	714	$77.84
Replacement RSUs granted in acquisition	668	$80.86
Vested	(591)	$71.63
Forfeited	(131)	$77.75
Nonvested RSUs as of December 31, 2021	1,798	$78.01
In connection with the Hillrom acquisition, during the fourth quarter of 2021, we issued 668 thousand replacement RSUs to holders of Hillrom equity awards. Refer to Note 2 for additional information regarding the Hillrom acquisition.

As of December 31, 2021, $82 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 2.1 years. The weighted-average grant-date fair value of RSUs granted in 2021, 2020 and 2019 was $79.30, $77.51 and $75.60, respectively. The fair value of RSUs vested in 2021, 2020 and 2019 was $47 million, $52 million and $57 million, respectively.
PSUs
Our annual equity awards stock compensation program for senior management includes the issuance of PSUs. In 2020 and 2021, the PSUs awarded were based on our compound annual sales growth rate (CAGR) performance, our adjusted return on invested capital (ROIC) performance and on our stock performance relative to our peer group. PSUs awarded between 2017 and 2019 were based on adjusted operating margin as well as stock performance relative to our peer group. The vesting condition for CAGR and ROIC PSUs is set at the beginning of the 3-year service period while the vesting condition for adjusted operating margin is set at the beginning of each year for each tranche of the award during the 3-year service period. Compensation cost for the CAGR, adjusted ROIC and adjusted operating margin PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each award are established and the fair value of the awards is determined based on the quoted price of our stock on the grant date of the award. The compensation cost for CAGR, adjusted ROIC and adjusted operating margin PSUs is adjusted at each reporting date to reflect the estimated vesting outcome.
The fair value for PSUs based on our stock performance relative to our peer group is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2021	2020	2019
Baxter volatility	28%	26%	19%
Peer group volatility	26%-81%	23%-95%	18%-113%
Correlation of returns	0.05-0.65	0.19-0.70	0.13-0.63
Risk-free interest rate	0.3%	0.4%	2.5%
Fair value per PSU	$86	$108	$106
The following table summarizes nonvested PSU activity for the year ended December 31, 2021.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2021	760	$86.69
Granted	241	$78.24
Vested	(178)	$78.41
Forfeited	(91)	$87.63
Nonvested PSUs as of December 31, 2021	732	$85.87
Unrecognized compensation cost related to all unvested PSUs of $23 million at December 31, 2021 is expected to be recognized as expense over a weighted-average period of 1.5 years.
Employee Stock Purchase Plan
Nearly all employees are eligible to participate in our employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.
The Baxter International Inc. Employee Stock Purchase Plan provides for 20 million shares of common stock available for issuance to eligible participants, of which approximately 11 million shares were available for future purchases as of December 31, 2021.
During 2021, 2020, and 2019, we issued approximately 0.7 million, 0.7 million and 0.7 million shares, respectively, under the employee stock purchase plan.

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
Cash Dividends
Total cash dividends declared per share for 2021, 2020, and 2019 were $1.085, $0.955 and $0.850, respectively.
A quarterly dividend of $0.245 per share ($0.98 on an annualized basis) was declared in February 2021 and was paid in April 2021. Quarterly dividends of $0.28 per share ($1.12 on an annualized basis) were declared in May and July of 2021 and were paid in July and October of 2021, respectively. Our Board of Directors declared a quarterly dividend of $0.28 per share in November of 2021, which was paid in January of 2022.
Stock Repurchase Programs
As authorized by the Board of Directors, we repurchase our stock depending on our cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We repurchased 7.3 million shares under this authority pursuant to Rule 10b5-1 plans for $600 million in cash in 2021, 6.3 million shares under this authority pursuant to a Rule 10b5-1 plan for $500 million in cash in 2020 and 16.5 million shares under this authority pursuant to Rule 10b5-1 plans and otherwise for $1.3 billion in cash in 2019. We had $1.3 billion of purchase authority available as of December 31, 2021.
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
Other
In addition to common stock, our authorized capital structure includes 100 million shares of preferred stock, no par value. As of December 31, 2021 and 2020, no shares of preferred stock were outstanding.
NOTE 9

ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, CTA, certain gains and losses from other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.

The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2021 and 2020.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
Other comprehensive (loss) income before reclassifications	(320)	160	4	(156)
Amounts reclassified from AOCI (a)	—	67	23	90
Net other comprehensive (loss) income	(320)	227	27	(66)
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$(3,380)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2019	$(2,954)	$(715)	$(41)	$(3,710)
Other comprehensive income (loss) before reclassifications	367	59	(117)	309
Amounts reclassified from AOCI (a)	—	82	5	87
Net other comprehensive (loss) income	367	141	(112)	396
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
(a)    See table below for details about these reclassifications.
The following table is a summary of the amounts reclassified from AOCI to net income during the years ended December 31, 2021 and 2020.

	Amounts reclassified from AOCI (a)
(in millions)	2021	2020	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(82)	$(59)	Other expense, net
Settlement charges	(2)	(46)	Other expense, net
	(84)	(105)	Total before tax
Less: Tax effect	17	23	Income tax expense
	$(67)	$(82)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$(23)	$(5)	Cost of sales
Interest rate contracts	(6)	(1)	Interest expense, net
	(29)	(6)	Total before tax
Less: Tax effect	6	1	Income tax expense
	$(23)	$(5)	Net of tax
Total reclassification for the period	$(90)	$(87)	Total net of tax
(a)Amounts in parentheses indicate reductions to net income.
Refer to Note 12 for additional information regarding the amortization of pension and OPEB items and Note 15 for additional information regarding hedging activity.

NOTE 10

REVENUES
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Net trade accounts receivable was $2.4 billion and $1.7 billion as of December 31, 2021 and 2020, respectively.
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
The following table summarizes our contract assets:

as of December 31 (in millions)	2021	2020
Contract manufacturing services	$50	$47
Software sales	45	40
Bundled equipment and consumable medical products contracts	100	47
Contract assets	$195	$134
The following table summarizes the classification of contract assets and contract liabilities as reported in the consolidated balance sheet:

as of December 31 (in millions)	2021	2020
Prepaid expenses and other current assets	$84	$70
Other non-current assets	111	64
Contract assets	$195	$134

Accrued expenses and other current liabilities	$162	$32
Other non-current liabilities	84	34
Contract liabilities	$246	$66
In 2021, $20 million of revenue was recognized that was included in contract liabilities as of December 31, 2020. In 2020 and 2019, the amount of revenue recognized that was included in contract liabilities as of December 31, 2019 and 2018 was not significant.
Disaggregation of Net Sales
Beginning in the first quarter of 2021, our product category net sales disclosures (previously referred to as global business units (GBUs)) separately present net sales from our BioPharma Solutions business, which was previously included within Other. Concurrent with that disaggregation of net sales from our BioPharma Solutions business, we have also allocated certain previously unallocated sales deductions from Other to various categories, primarily based on their respective net sales. Net sales for 2020 and 2019 have been recast to conform to this presentation.

Additionally, with the acquisition of Hillrom in December 2021, we have added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions.
The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	2021			2020			2019
years ended December 31 (in millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Renal Care[1]	$890	$3,010	$3,900	$848	$2,909	$3,757	$791	$2,848	$3,639
Medication Delivery[2]	1,859	1,021	2,880	1,738	953	2,691	1,762	977	2,739
Pharmaceuticals[3]	753	1,538	2,291	849	1,249	2,098	904	1,215	2,119
Clinical Nutrition[4]	343	621	964	330	580	910	308	552	860
Advanced Surgery[5]	545	432	977	516	370	886	533	342	875
Acute Therapies[6]	287	495	782	286	454	740	184	351	535
BioPharma Solutions[7]	273	396	669	234	252	486	257	212	469
Patient Support Systems[8]	86	29	115	—	—	—	—	—	—
Front Line Care[9]	51	19	70	—	—	—	—	—	—
Surgical Solutions[10]	12	15	27	—	—	—	—	—	—
Other[11]	81	28	109	77	28	105	87	39	126
Total Baxter	$5,180	$7,604	$12,784	$4,878	$6,795	$11,673	$4,826	$6,536	$11,362
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
7    BioPharma Solutions includes sales of contracted services we provide to various pharmaceutical and biopharmaceutical companies.
8    Patient Support Systems includes sales of our connected care solutions: devices, software, communications and integration technologies.
9    Front Line Care includes sales of our integrated patient monitoring and diagnostic technologies to help diagnose, treat and manage a wide variety of illness and diseases, including respiratory therapy, cardiology, vision screening and physical assessment.
10    Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
11    Other includes sales of miscellaneous product and service offerings.
NOTE 11

BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through December 31, 2021, we have incurred cumulative pre-tax costs of approximately $1.2 billion related to these actions. These costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax cash costs of approximately $30 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods.
We recorded the following charges related to business optimization programs in 2021, 2020, and 2019:

years ended December 31 (in millions)	2021	2020	2019
Restructuring charges	$91	$111	$134
Costs to implement business optimization programs	23	23	45
Accelerated depreciation	—	—	5
Total business optimization charges	$114	$134	$184
For segment reporting, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the years ended December 31, 2021, 2020 and 2019, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were generally included within cost of sales, SG&A expense and R&D expense.
For the year ended December 31, 2019, we recognized accelerated depreciation, primarily associated with facilities to be closed. The costs were recorded within cost of sales and SG&A expense.
During the years ended December 31, 2021, 2020 and 2019, we recorded the following restructuring charges:

	2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$37	$35	$1	$73
Contract termination and other costs	—	2	—	2
Asset impairments	16	—	—	16
Total restructuring charges	$53	$37	$1	$91
	2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$36	$54	$2	$92
Contract termination and other costs	4	4	—	8
Asset impairments	8	3	—	11
Total restructuring charges	$48	$61	$2	$111
	2019
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$13	$37	$25	$75
Contract termination and other costs	10	1	—	11
Asset impairments	37	2	9	48
Total restructuring charges	$60	$40	$34	$134
In conjunction with our business optimization initiatives, we sold property that resulted in a gain of $17 million in 2020. This benefit is reflected within other operating income, net in our consolidated statement of income for the year ended December 31, 2020.

The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2018	$101
Charges	113
Payments	(93)
Reserve adjustments	(27)
Currency translation	(2)
Liability balance as of December 31, 2019	92
Charges	116
Payments	(86)
Reserve adjustments	(16)
Currency translation	7
Liability balance as of December 31, 2020	113
Assumed in acquisition	6
Charges	94
Payments	(78)
Reserve adjustments	(19)
Currency translation	(7)
Liability balance as of December 31, 2021	$109
Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.
Substantially all of our restructuring liabilities as of December 31, 2021 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2023.
NOTE 12

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

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2021	2020	2021	2020
Benefit obligations
Beginning of period	$4,313	$3,973	$228	$228
Service cost	87	83	1	1
Interest cost	72	95	4	6
Participant contributions	4	4	—	—
Actuarial (gain) loss	(186)	401	(14)	13
Benefit payments	(103)	(109)	(19)	(20)
Settlements	(13)	(271)	—	—
Curtailment	(5)	(4)	—	—
Acquisitions	364	—	11	—
Plan Amendments	15	—	—	—
Foreign exchange and other	(105)	141	—	—
End of period	4,443	4,313	211	228
Fair value of plan assets
Beginning of period	3,434	2,973	—	—
Actual return on plan assets	141	688	—	—
Employer contributions	73	74	19	20
Participant contributions	4	4	—	—
Benefit payments	(103)	(109)	(19)	(20)
Settlements	(13)	(271)	—	—
Acquisitions	305	—	—	—
Foreign exchange and other	(57)	75	—	—
End of period	3,784	3,434	—	—
Funded status at December 31	$(659)	$(879)	$(211)	$(228)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$228	$155	$—	$—
Current liability	(29)	(30)	(17)	(18)
Noncurrent liability	(858)	(1,004)	(194)	(210)
Net liability recognized at December 31	$(659)	$(879)	$(211)	$(228)
Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial gains in 2021 and losses in 2020 related to plan benefit obligations were primarily the result of changes in discount rates.
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of our pension plans was $4.3 billion and $4.1 billion at the 2021 and 2020 measurement dates, respectively.

The information in the funded status table above represents the totals for all of our pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2021	2020
ABO	$2,991	$2,920
Fair value of plan assets	$2,209	$2,047
The following table presents information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets and are therefore also included in the table directly above).

as of December 31 (in millions)	2021	2020
PBO	$3,254	$3,421
Fair value of plan assets	$2,366	$2,387
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2022	$126	$19
2023	146	17
2024	161	17
2025	166	16
2026	179	15
2027 through 2031	1,018	64
Total expected net benefit payments for next 10 years	$1,796	$148
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
The following table is a summary of the pre-tax losses included in AOCI at December 31, 2021 and December 31, 2020.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$509	$(37)
Prior service credit and transition obligation	8	(36)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2021	$517	$(73)
Actuarial loss (gain)	$811	$(23)
Prior service credit and transition obligation	(9)	(45)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2020	$802	$(68)

Refer to Note 9 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

Year ended December 31 (in millions)	2021	2020	2019
Gain (loss) arising during the year, net of tax of $43 in 2021, $17 in 2020 and $(64) in 2019	$160	$59	$(184)
Amortization of loss to earnings, net of tax of $17 in 2021, $12 in 2020 and $6 in 2019	65	47	25
Settlement charges, net of tax of $0 in 2021, $11 in 2020 and $188 in 2019	2	35	567
Pension and other employee benefits	$227	$141	$408
In 2021 and 2020, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses. In 2019, OCI activity for pension and OPEB plans was primarily related to the U.S. pension settlement charge and actuarial gains and losses.
Net Periodic Benefit Cost

Year ended December 31 (in millions)	2021	2020	2019
Pension benefits
Service cost	$87	$83	$74
Interest cost	72	95	172
Expected return on plan assets	(143)	(163)	(264)
Amortization of net losses and other deferred amounts	91	77	58
Settlement charges	2	46	755
Other	(4)	—	—
Net periodic pension benefit cost	$105	$138	$795
OPEB
Service cost	$1	$1	$1
Interest cost	4	6	8
Amortization of net losses and prior service credit	(9)	(18)	(27)
Net periodic OPEB cost	$(4)	$(11)	$(18)
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2021	2020	2021	2020
Discount rate
U.S. and Puerto Rico plans	3.01%	2.73%	2.76%	2.33%
International plans	1.47%	1.00%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.68%	3.68%	n/a	n/a
International plans	3.11%	3.03%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.25%	6.50%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2027	2027
The assumptions above, which were used in calculating the December 31, 2021 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2022.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2021	2020	2019	2021	2020	2019
Discount rate
U.S. and Puerto Rico plans	2.73%	3.44%	4.18%	2.33%	3.16%	4.20%
International plans	1.00%	1.34%	2.02%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	5.50%	6.50%	6.29%	n/a	n/a	n/a
International plans	3.58%	4.23%	5.45%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.68%	3.68%	3.66%	n/a	n/a	n/a
International plans	3.03%	3.03%	3.08%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.25%	6.50%	6.75%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2027	2027	2027
We established the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on our asset allocation), as well as an analysis of current market and economic information and future expectations. We plan to use a 5.00% assumption for our U.S. and Puerto Rico plans for 2022.
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
The following tables summarize our pension plan financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Fixed income securities
Cash and cash equivalents	$368	$50	$318	$—	$—
U.S. government and government agency issues	271	—	271	—	—
Corporate bonds	573	—	573	—	—
Equity securities
Common stock	452	452	—	—	—
Mutual funds	521	235	286	—	—
Common/collective trust funds	1,118	—	358	—	760
Partnership investments	329	—	—	—	329
Other holdings	152	21	122	9	—
Fair value of pension plan assets	$3,784	$758	$1,928	$9	$1,089
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
The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Other holdings
Balance at December 31, 2019	$10
Purchases	1
Balance at December 31, 2020	11
Sales	(2)
Balance at December 31, 2021	$9

The assets and liabilities of our pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value.

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges.

Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager.

Common/collective trust funds	Values are based on the net asset value of the units held at year end.

Partnership investments	Values are based on the net asset value of the participation by us in the investment as determined by the general partner or investment manager of the respective partnership.

Other holdings	The value of these assets vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs.

Collateral held on loaned securities	Values are based on the net asset value per unit of the fund in which the collateral is invested.

Collateral to be paid on loaned securities	Values are based on the fair value of the underlying securities loaned on the valuation date.
Expected Pension and OPEB Plan Funding
Our funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by us, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. We have no obligation to fund our principal plans in the United States and Puerto Rico in 2022. We continually reassess the amount and timing of any discretionary contributions. In 2022, we expect to make contributions of at least $41 million to our foreign pension plans. We expect to have net cash outflows relating to our OPEB plans of approximately $19 million in 2022.
The following table details the funded status percentage of our pension plans as of December 31, 2021, including certain plans that are unfunded in accordance with the guidelines of our funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2021 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$2,700	n/a	$1,084	n/a	$3,784
PBO	2,713	$257	1,015	$458	4,443
Funded status percentage	100%	n/a	107%	n/a	85%
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
U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. We recognized expense of $59 million in 2021, $61 million in 2020 and $53 million in 2019 related to contributions to this plan.
NOTE 13

INCOME TAXES
Income Before Income Tax Expense (Benefit) by Category

years ended December 31 (in millions)	2021	2020	2019
United States	$(424)	$(329)	$(586)
International	1,901	1,621	1,556
Income before income taxes	$1,477	$1,292	$970
Income Tax Expense (Benefit)

years ended December 31 (in millions)	2021	2020	2019
Current
United States
Federal	$(11)	$7	$8
State and local	10	(7)	3
International	329	270	258
Current income tax expense	328	270	269
Deferred
United States
Federal	(103)	(99)	(140)
State and local	(8)	5	(29)
International	(35)	6	(141)
Deferred income tax expense (benefit)	(146)	(88)	(310)
Income tax expense (benefit)	$182	$182	$(41)

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2021	2020
Deferred tax assets
Accrued liabilities and other	$434	$376
Pension and other postretirement benefits	174	218
Tax credit and net operating loss carryforwards	939	905
Swiss tax reform net asset basis step-up	161	174
Operating lease liabilities	155	148
Valuation allowances	(401)	(454)
Total deferred tax assets	1,462	1,367
Deferred tax liabilities
Subsidiaries’ unremitted earnings	66	77
Long-lived assets and other	1,831	539
Operating lease right-of-use assets	151	146
Total deferred tax liabilities	2,048	762
Net deferred tax asset (liability)	$(586)	$605
At December 31, 2021, we had U.S. state operating loss carryforwards totaling $1.1 billion, U.S. federal operating loss carryforwards totaling $455 million and tax credit carryforwards totaling $411 million, which includes a U.S. foreign tax credit carryforward of $339 million. The U.S. federal and state operating loss and tax credit carryforwards expire between 2022 and 2041, with $334 million of the operating loss carryforwards having no expiration date.
At December 31, 2021, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $1.4 billion and foreign tax credit carryforwards totaling $15 million. The foreign operating loss carryforwards expire between 2022 and 2033 with $798 million having no expiration date. All of the foreign tax credit carryforwards have no expiration date.
Realization of the U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $401 million and $454 million was recognized as of December 31, 2021 and 2020, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration. After evaluating relevant U.S. tax laws, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss (ODL) balance plus other recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $98 million and $157 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2021 and 2020, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
As a result of Swiss tax reform legislation enacted during 2019, we recognized an $863 million net asset basis step-up that is amortizable as a tax deduction ratably over tax years 2025 through 2029. Accordingly, a deferred tax asset of $161 million and $174 million was recognized as of December 31, 2021 and 2020, respectively. We expect to realize some, but not all, of the Swiss deferred tax assets based principally on expected future earnings generated by the Swiss subsidiary during the period in which the tax basis will be amortized. Therefore, a valuation allowance of $59 million and $72 million was recognized on the Swiss deferred tax assets as of December 31, 2021 and 2020, respectively.
As part of the acquisition of Hillrom in 2021, we recorded deferred tax liabilities of $1.3 billion related to the step-up in our U.S. GAAP basis of tangible and intangible assets and liabilities to fair market value which is in excess of the assets’ historical tax bases.

Income Tax Expense (Benefit) Reconciliation

years ended December 31 (in millions)	2021	2020	2019
Income tax expense at U.S. statutory rate	$310	$271	$204
Tax incentives	(193)	(169)	(140)
State and local taxes, net of federal benefit	10	(2)	(17)
Impact of foreign taxes	103	88	65
Tax-deductible foreign statutory loss on an investment in a foreign subsidiary	(58)	—	—
Unfavorable court decision in a foreign jurisdiction related to an uncertain tax position	22	—	—
Swiss tax reform net asset basis step-up	—	—	(159)
Deferred tax revaluation due to 2017 Tax Act and foreign tax reform	—	—	(19)
Transition tax due to 2017 Tax Act	—	—	(16)
Valuation allowances	(61)	8	110
Stock compensation windfall tax benefits	(13)	(27)	(54)
Research and development tax credits	(5)	(7)	(13)
Unutilized foreign tax credits	14	15	5
Other, net	53	5	(7)
Income tax expense (benefit)	$182	$182	$(41)
We plan to repatriate our foreign earnings with the exception of approximately $286 million of accumulated earnings that are indefinitely reinvested as of December 31, 2021 related to one of our foreign operations. Additional withholding and capital gain taxes of $29 million would be incurred if such earnings were remitted currently.
Our tax provisions for 2021, 2020 and 2019 do not include any tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
In 2021, our effective rate was impacted favorably by geographic earnings mix, a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, a tax benefit related to a change in U.S. foreign tax credit regulations, which is reflected in the valuation allowances item in the table above, and excess tax benefits on stock compensation awards, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
In 2020, our effective tax rate was impacted favorably by geographic earnings mix and excess tax benefits on stock compensation awards.
In 2019, Switzerland and India enacted tax reform legislation that had a material impact on our effective tax rate. We recognized a deferred tax benefit of $90 million to reflect a tax basis step-up, net of a valuation allowance, partially offset by a $5 million deferred tax revaluation to reflect an increase in the statutory tax rate, under the newly enacted Swiss tax laws. We also recognized a net deferred tax benefit of $24 million associated with deferred tax revaluation in India to reflect a decrease in the statutory tax rate. Our effective tax rate was also favorably impacted by $57 million in 2019 related to a notional interest deduction on the share capital of a foreign subsidiary. The gross tax benefit of the deduction is included in the table above within impact of foreign taxes and the portion not expected to be realized is included within valuation allowances.

Unrecognized Tax Benefits
We classify interest and penalties associated with income taxes in income tax expense (benefit) within the consolidated statements of income. Net interest and penalties recognized were not significant during 2021, 2020 and 2019. The liability recognized related to interest and penalties was $19 million and $17 million as of December 31, 2021 and 2020, respectively. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate are $39 million, $48 million and $70 million as of December 31, 2021, 2020 and 2019, respectively.
The following table is a reconciliation of our unrecognized tax benefits, including those related to discontinued operations, for the years ended December 31, 2021, 2020 and 2019.

as of and for the years ended (in millions)	2021	2020	2019
Balance at beginning of the year	$90	$111	$127
Increase due to acquisition	11	—	—
Increase associated with tax positions taken during the current year	31	8	8
Increase (decrease) associated with tax positions taken during a prior year	(3)	(1)	(3)
Settlements	(2)	(18)	(20)
Decrease associated with lapses in statutes of limitations	(16)	(10)	(1)
Balance at end of the year	$111	$90	$111
Of the gross unrecognized tax benefits, $39 million and $47 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Tax Incentives
We have received tax incentives in Puerto Rico, Switzerland, Dominican Republic, Costa Rica and Thailand. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.38 in 2021, $0.33 in 2020, and $0.27 in 2019. The above grants provide that our manufacturing operations are and will be partially exempt from local taxes with varying expirations from 2023 to 2029.
Examinations of Tax Returns
As of December 31, 2021, we had ongoing audits in the United States, Germany, United Kingdom, China and other jurisdictions. During 2021, we closed U.S. tax years 2009-2016 with the IRS with no material adjustments to our financial statements. Tax years 2017 and forward remain under examination by the IRS and tax years 2012 and forward remain under examination by various foreign taxing authorities. We believe that it is reasonably possible that our gross unrecognized tax benefits will be reduced within the next 12 months by $30 million. While the final outcome of these matters is inherently uncertain, we believe we have made adequate tax provisions for all years subject to examination.
NOTE 14

EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.

The following table is a reconciliation of basic shares to diluted shares.

years ended December 31(in millions)	2021	2020	2019
Basic shares	502	509	509
Effect of dilutive securities	6	8	10
Diluted shares	508	517	519
The effect of dilutive securities included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 7 million, 4 million, and 4 million equity awards in 2021, 2020, and 2019, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 for additional information regarding items impacting basic shares.
NOTE 15

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

The following is a summary of the activity relating to the arrangement.

as of and for the years ended December 31 (in millions)	2021	2020	2019
Sold receivables at beginning of year	$96	$79	$69
Proceeds from sales of receivables	339	348	292
Cash collections (remitted to the owners of the receivables)	(346)	(335)	(282)
Effect of foreign exchange rate changes	(8)	4	—
Sold receivables at end of year	$81	$96	$79

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
We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Renminbi, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, Turkish Lira, Indian Rupee and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $377 million and $345 million as of December 31, 2021 and 2020, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at December 31, 2021 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of December 31, 2021 and 2020.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of December 31, 2021 and 2020.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances are recorded as a component of AOCI. As of December 31, 2021, we had an accumulated pre-tax unrealized translation loss in AOCI of $45 million related to the Euro-denominated senior notes.
In May 2019, we entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency rates on €1.2 billion of our net investment in our European operations. Those hedges were entered into in advance of the issuance of our senior notes mentioned above, were settled in the second quarter of 2019 and resulted in an insignificant loss.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. There were no cash flow hedge dedesignations in 2021, 2020 or 2019 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur. In 2020, we terminated interest rate contracts with a notional amount of $550 million for

$173 million in cash payments. The losses relating to these terminations continue to be deferred and are being recognized consistent with the underlying hedged item, interest expense on the issuance of debt.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated in 2021, 2020 or 2019.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In 2019, we dedesignated €1.2 billion of forward contracts designated as a net investment hedge of our European operations. There were no net investment hedges terminated in 2021 or 2020.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $851 million and $1.0 billion as of December 31, 2021 and 2020, respectively.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the years ended December 31, 2021, 2020, and 2019.

(in millions)	Gain (loss) recognized in OCI			Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
	2021	2020	2019		2021	2020	2019
Cash flow hedges
Interest rate contracts	$—	$(131)	$(37)	Interest expense, net	$(6)	$(1)	$—
Foreign exchange contracts	5	(21)	(9)	Cost of sales	(23)	(5)	4
Net investment hedges	200	(224)	12	Other expense, net	—	—	—
Total	$205	$(376)	$(34)		$(29)	$(6)	$4

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2021	2020	2019
Undesignated derivative instruments
Foreign exchange contracts	Other expense, net	$(36)	$49	$17
The following table summarizes net-of-tax activity in AOCI, a component of stockholders’ equity, related to our cash flow hedges.

as of and for the year ended December 31 (in millions)	2021	2020	2019
Accumulated other comprehensive income (loss) balance at beginning of year	$(153)	$(41)	$(1)
Adoption of new accounting standard	—	—	(1)
(Loss) gain in fair value of derivatives during the year	4	(117)	(36)
Amount reclassified to earnings during the year	23	5	(3)
Accumulated other comprehensive income (loss) balance at end of year	$(126)	$(153)	$(41)
As of December 31, 2021, $2 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheet as of December 31, 2021.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$6	Accrued expenses and other current liabilities	$3
Total derivative instruments designated as hedges		6		3
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	2	Accrued expenses and other current liabilities	2
Total derivative instruments		$8		$5
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

	December 31, 2021		December 31, 2020
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheets	$8	$5	$11	$19
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheets	(2)	(2)	(6)	(6)
Total	$6	$3	$5	$13

The following table presents the amounts recorded on the consolidated balance sheets related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of December 31, 2021	Balance as of December 31, 2020	Balance as of December 31, 2021	Balance as of December 31, 2020
Long-term debt	$101	$102	$4	$5
(a) These fair value hedges were terminated in 2018 and earlier periods.
NOTE 16

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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$8	$—	$8	$—
Debt securities	30	—	—	30
Marketable equity securities	10	10	—	—
Total	$48	$10	$8	$30
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	143	—	—	143
Total	$148	$—	$5	$143

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$11	$—	$11	$—
Debt securities	13	—	13	—
Marketable equity securities	17	17	—	—
Total	$41	$17	$24	$—
Liabilities
Foreign exchange contracts	$19	$—	$19	$—
Contingent payments related to acquisitions	30	—	—	30
Total	$49	$—	$19	$30
As of December 31, 2021 and 2020, cash and cash equivalents of $3.0 billion and $3.7 billion, respectively, included money market and other short-term funds of approximately $816 million and $1.8 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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
Debt securities were reclassified to Level 3 as of December 31, 2021 because there were no observable transactions for those debt securities near the balance sheet date. There was no change in the estimated fair value of those debt securities for the year ended December 31, 2021.
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

as of and for the years ended December 31 (in millions)	2021	2020
Fair value at beginning of period	$30	$39
Additions	135	4
Change in fair value recognized in earnings	(6)	(2)
Payments	(16)	(11)
Fair value at end of period	$143	$30
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

	Book values		Fair values(a)
as of December 31 (in millions)	2021	2020	2021	2020
Liabilities
Short-term debt	$301	$—	$301	$—
Current maturities of long-term debt and finance lease obligations	210	406	212	409
Long-term debt and finance lease obligations	17,149	5,786	17,568	6,471
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $114 million and $105 million at December 31, 2021 and 2020, respectively. These amounts are included in Other non-current assets on our consolidated balance sheets.
NOTE 17

SEGMENT INFORMATION
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific), and a new global segment for our recently acquired Hillrom business. The Americas, EMEA and APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. The Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space. In the first quarter of 2021, the information provided to our Chief Executive Officer for purposes of allocating resources and assessing performance was updated to reallocate contracted services activities performed at a German manufacturing facility from our EMEA segment to our Americas segment. The contracted services performed at that facility are part of our BioPharma Solutions business, which is managed as part of the Americas segment. Accordingly, the reported financial results of the Americas segment now include the contracted services activities performed at that facility. Segment results for 2020 and 2019 have been recast to conform to this presentation.
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

Financial information for our segments is as follows:

for the years ended December 31 (in millions)	2021	2020	2019
Net sales:
Americas	$6,666	$6,321	$6,306
EMEA	3,115	2,877	2,756
APAC	2,791	2,475	2,300
Hillrom	212	—	—
Total net sales	$12,784	$11,673	$11,362
Operating income:
Americas	$2,612	$2,389	$2,499
EMEA	632	523	527
APAC	623	591	549
Hillrom	(80)	—	—
Total segment operating income	$3,787	$3,503	$3,575
Depreciation Expense:
Americas	$257	$249	$255
EMEA	147	150	149
APAC	98	94	85
Hillrom	4	—	—
Corporate and other	86	108	117
Total depreciation expense	$592	$601	$606
Capital expenditures:
Americas	$394	$380	$325
EMEA	156	157	143
APAC	82	103	98
Hillrom	5	—	—
Corporate and other	72	84	120
Total capital expenditures	$709	$724	$686
The following table is a reconciliation of segment operating income to income before income taxes per the consolidated statements of income.

for the years ended December 31 (in millions)	2021	2020	2019
Total segment operating income	$3,787	$3,503	$3,575
Corporate and other	(2,077)	(1,887)	(1,803)
Total operating income	1,710	1,616	1,772
Net interest expense	192	134	71
Other expense, net	41	190	731
Income before income taxes	$1,477	$1,292	$970
Geographic information

for the years ended December 31 (in millions)	2021	2020	2019
Net sales:
United States	$5,180	$4,878	$4,826
Latin America and Canada	1,249	1,191	1,268
EMEA	3,552	3,129	2,968
APAC	2,803	2,475	2,300
Total net sales	$12,784	$11,673	$11,362

as of December 31 (in millions)	2021	2020
Property, plant and equipment and operating lease right-of-use assets, net:
United States	$2,337	$1,888
EMEA	1,576	1,556
APAC	978	1,024
Latin America and Canada	917	857
Total property, plant and equipment and operating lease right-of-use assets, net	$5,808	$5,325

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Baxter International Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15 (2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management's Assessment of Internal Control Over Financial Reporting, management has excluded Hill-Rom Holdings, Inc. (Hillrom) from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Hillrom from our audit of internal control over financial reporting. Hillrom is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 6% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation Allowance on United States (U.S.) Foreign Tax Credit Carryforwards
As described in Note 13 to the consolidated financial statements, as of December 31, 2021, the Company has $1,462 million of total deferred tax assets, including $339 million of deferred tax assets for U.S. foreign tax credit carryforwards in the United States. The deferred tax assets for U.S. foreign tax credit carryforwards is partially offset by a valuation allowance of $98 million. As disclosed by management, valuation allowances are maintained unless it is more likely than not that all or a portion of the deferred tax asset will be realized. In determining whether a valuation allowance is warranted, management evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. After evaluating the 2017 Tax Act and related U.S. Treasury Regulations, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of the Company’s U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss balance plus other recurring and non-recurring foreign inclusions.
The principal considerations for our determination that performing procedures relating to the valuation allowance on U.S. foreign tax credit carryforwards is a critical audit matter are the significant judgment by management when assessing factors related to expected future earnings, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence related to management’s expected future earnings.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the valuation allowance on U.S. foreign tax credit carryforwards, including controls over the development of expected future earnings. These procedures also included, among others, evaluating management’s assessment of the realizability of the deferred tax assets, including evaluating the reasonableness of expected future earnings during the applicable periods. Evaluating management’s assumption related to expected future earnings involved evaluating whether the factors were reasonable considering the current and past performance of the Company and evidence obtained in other areas of the audit.
Valuation of Certain Acquired Intangible Assets - Hill-Rom Holdings, Inc. (Hillrom) Acquisition
As described in Note 2 to the consolidated financial statements, on December 13, 2021, the Company acquired all of the outstanding equity interests of Hillrom for a purchase price of $10.5 billion. Management allocated $804 million of the total consideration to the developed technology with a weighted-average useful life of 5 years, $1.9 billion to trade names with an indefinite useful life, and $3.2 billion to customer relationships with a weighted-average useful life of 15 years. The fair values of the intangible assets were determined using the income approach. Significant estimates and assumptions were used by management in establishing the estimated fair value. As disclosed by management, the significant estimates and assumptions inherent in a discounted cash flow analysis (income approach) include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the asset’s life cycle, royalty rates, terminal growth rate, contributory asset charges, and customer attrition rates. Each of these factors and assumptions can significantly affect the value of the intangible asset.

The principal considerations for our determination that performing procedures relating to the valuation of certain acquired intangible assets in connection with the Hillrom acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value of the developed technology, trade names and customer relationships intangible assets; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of future projected cash flows for each of the aforementioned intangible assets, the royalty rates for the developed technology and trade names intangible assets, the attrition rates, discount rate and contributory asset charges for the customer relationships intangible asset, and the asset’s life cycle and discount rate for the trade names intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the intangible assets and controls over the development of the assumptions related to the amount and timing of projected future cash flows, the discount rates, the asset’s life cycle, royalty rates, terminal growth rate, contributory asset charges, and customer attrition rates. These procedures also included, among others, (i) reading the purchase agreement, and (ii) testing management’s process for estimating the fair value of intangible assets. Testing management’s process included (i) evaluating the appropriateness of the income approaches used to fair value the intangible assets, (ii) testing the completeness and accuracy of data provided by management, and (iii) evaluating the reasonableness of the significant assumptions related to the amount and timing of projected future cash flows, the discount rates, the asset’s life cycle, royalty rates, terminal growth rate, contributory asset charges, and customer attrition rates. Evaluating management’s assumptions involved evaluating whether the assumptions used were reasonable considering current and past performance of the acquired entity, consistency with external market and industry data, and consistency with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s income approaches and the discount rates, the asset’s life cycle, royalty rates, terminal growth rate, contributory asset charges, and customer attrition rates assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2022

We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2021.

In December 2021, Baxter acquired 100 percent of the voting equity interest in Hillrom. As permitted by guidance issued by the SEC, management has excluded the internal controls of Hillrom from its annual assessment of the effectiveness of our internal control over financial reporting for December 31, 2021. Hillrom is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent approximately 6% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2021, we implemented the first phase of a new global treasury management system supporting cash management, external debt, and risk management processes. In conjunction with the implementation, we modified business processes impacted by the new system, such as transaction processing, user access security, authorization procedures and system reporting. In subsequent periods, the remaining phases of the treasury management system will be implemented.

Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” and “Ownership of Baxter Stock — Delinquent Section 16(a) Reports” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 3, 2022 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
Refer to information under the captions entitled “Executive Compensation,” and “Corporate Governance at Baxter International Inc.—Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information relating to shares of common stock that may be issued under our existing equity compensation plans as of December 31, 2021.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)(b))
Equity Compensation Plans Approved by Stockholders	22,591,682	(1)	$61.14	(2)	51,437,515	(3)
Equity Compensation Plans Not Approved by Stockholders	667,640	(4)	$—		—
Total	23,259,322	(5)	$61.14	(2)	51,437,515
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
(3)Includes (i) 11,263,584 shares of common stock available for purchase under the Employee Stock Purchase Plan and (ii) 40,173,931 shares of common stock available under the 2021 Incentive Plan.
(4)Includes 667,640 replacement RSUs granted to holders of Hillrom equity awards at closing of the Hillrom acquisition. These replacement RSUs were approved by our Board of Directors, not our stockholders.

(5)Includes outstanding awards of 20,696,747 stock options, which have a weighted-average exercise price of $61.14 and a weighted-average remaining term of 5.9 years, 1,797,696 shares of common stock issuable upon vesting of restricted stock units, and 731,651 shares of common stock reserved for issuance in connection with performance share unit grants.
Refer to information under the captions entitled “Ownership of Baxter Stock — Security Ownership by Directors and Executive Officers” and “— Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

		Page Number
(1)	Financial Statements:

	Consolidated Balance Sheets	48

	Consolidated Statements of Income	49

	Consolidated Statements of Comprehensive Income	50

	Consolidated Statements of Changes in Equity	51

	Consolidated Statements of Cash Flows	52

	Notes to Consolidated Financial Statements	54

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	105

(2)	Schedules required by Article 12 of Regulation S-X:

	Schedule II — Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2021	117

	All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

Item 16.    Form 10-K Summary.
Not applicable.

EXHIBIT INDEX

Number and Description of Exhibit

2.1	Separation and Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

2.2
Agreement and Plan of Merger, dated September 1, 2021, among Hill-Rom Holdings, Inc., the Company and Bel Air Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2021).

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
4.11
Second Supplemental Indenture, dated as of November 2, 2020, to the Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, (including form of 1.730% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 6, 2020).

4.12	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

4.13
Indenture, dated as of July 29, 2021, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on July 29, 2021).

4.14
Indenture, dated as of December 1, 2021, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 2, 2021).

4.15
First Supplemental Indenture, dated as of December 1, 2021, to the Indenture, dated as of December 1, 2021, between the Company and U.S. Bank National Association, as Trustee (including forms of 0.868% Senior Notes due 2023, 1.322% Senior Notes due 2024, 1.915% Senior Notes due 2027, 2.272% Senior Notes due 2028, 2.539% Senior Notes due 2032, 3.132% Senior Notes due 2051, Floating Rate Senior Notes due 2023 and Floating Rate Senior Notes due 2024) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 2, 2021).

4.16
Registration Rights Agreement, dated as of December 1, 2021, by and among the Company and J.P. Morgan Securities LLC and Citigroup Global Markets Inc. (as representatives of the initial purchasers) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on December 2, 2021).

10.1
Credit Agreement, dated as of December 20, 2019, among Baxter Healthcare SA and Baxter World Trade SPRL, as Borrowers, J.P. Morgan Europe Limited, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2019).

10.2
First Amendment, dated as of October 1, 2021, to the Credit Agreement, dated as of December 20, 2019, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, the Company, the several banks party thereto, J.P. Morgan AG, as Administrative Agent and each other party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 4, 2021).

10.3
Credit Agreement, dated as of September 30, 2021, among the Company, as Borrower, the financial institutions named therein, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2021).

10.4
Five-Year Credit Agreement, dated as of September 30, 2021, among the Company, as Borrower, the financial institutions named therein, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Citibank, N.A., as Syndication Agents (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 4, 2021).[1]

10.5
Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

10.6
Letter Agreement, dated as of January 11, 2016, by and among Baxter International Inc., Baxalta Incorporated and Shire plc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 11, 2016).

C 10.7	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed on February 21, 2019).

C 10.8	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).
1

Number and Description of Exhibit

C 10.9	Baxter International Inc. Equity Plan for the 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.10	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.11	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.12	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.13	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.14
Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.15	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2017).

C 10.16	Baxter International Inc. 2020 Equity Plan, effective as of March 16, 2020 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.17	Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 22, 2021).
C 10.18*	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective November 11, 2021) (as amended and restated effective November 11, 2021)

C 10.19
Offer Letter between Baxter International Inc. and José E. Almeida, dated as of October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.20	Offer Letter between the Company and José E. Almeida, dated as of March 12, 2020 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.21	Offer letter between Baxter Healthcare SA and Cristiano Franzi, dated June 8, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.22
Offer Letter, between Baxter International Inc. and Giuseppe Accogli, dated November 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 30, 2021).

C 10.23	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on February 21, 2014).

C 10.24
Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.25
First Amendment to Baxter International Inc. Employee Stock Purchase Plan (dated as of July 15, 2016) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on February 23, 2017).

C 10.26
Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective July 1, 2021) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on October 28, 2021).

C 10.27	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2017).

Number and Description of Exhibit
C 10.28R
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

C 10.30	First Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.31	Second Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.32
Baxter International Inc. and Subsidiaries Pension Plan II (Amended and Restated effective January 1, 2019) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.33
Baxter International Inc. and Subsidiaries Supplemental Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.34
Baxter International Inc. and Subsidiaries Deferred Compensation Plan (As Amended and Restated effective January 1, 2021) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed on February 11, 2021).

C 10.35
Baxter International Inc. Management Incentive Compensation Program – 2020 Program Document (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 30, 2020).

C 10.36
New Change-in-Control Agreement, dated as of September 24, 2020, between the Company and José E. Almeida (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.37	Form of Amended Grandfathered Change-in-Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.38
Amended OUS Change-in-Control Agreement, dated as of September 25, 2020, between Baxter Healthcare SA and Cristiano Franzi (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.39	Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on October 29, 2020).

C 10.40	Baxter International Inc. Executive Severance Plan, effective November 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2020).

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number and Description of Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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
José E. Almeida
Chairman and Chief Executive Officer
DATE: February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

Signature	Title

/s/ José E. Almeida	Chairman and Chief Executive Officer
José E. Almeida	(principal executive officer)

/s/ James K. Saccaro	Executive Vice President and Chief Financial Officer
James K. Saccaro	(principal financial officer)

/s/ Brian C. Stevens	Senior Vice President, Chief Accounting Officer and Controller
Brian C. Stevens	(principal accounting officer)

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ John D. Forsyth	Director
John D. Forsyth

/s/ Peter S. Hellman	Director
Peter S. Hellman

/s/ Michael F. Mahoney	Director
Michael F. Mahoney

/s/ Patricia B. Morrison	Director
Patricia B. Morrison

/s/ Stephen N. Oesterle, M.D.	Director
Stephen N. Oesterle, M.D.

/s/ Nancy Schlichting	Director
Nancy M. Schlichting

/s/ Cathy R. Smith	Director
Cathy R. Smith

/s/ Thomas T. Stallkamp	Director
Thomas T. Stallkamp

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

/s/ Amy A. Wendell	Director
Amy A. Wendell

/s/ David S. Wilkes, M.D.	Director
David S. Wilkes, M.D.

SCHEDULE II – Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2021

		Additions
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Acquisition	Charged to costs and expenses	(Credited) charged to other accounts (1)	Deductions	Balance at end of period
Year ended December 31, 2021:
Allowance for doubtful accounts	$125	13	(2)	(9)	(5)	$122
Deferred tax asset valuation allowance	$454	38	37	(30)	(98)	$401
Year ended December 31, 2020:
Allowance for doubtful accounts	$112	—	11	6	(4)	$125
Deferred tax asset valuation allowance	$420	—	77	26	(69)	$454
Year ended December 31, 2019:
Allowance for doubtful accounts	$110	—	12	(2)	(8)	$112
Deferred tax asset valuation allowance	$310	—	117	—	(7)	$420
______________________________________
(1)Includes the adoption of a new accounting pronouncement as of January 1, 2020 and foreign currency translation adjustments.
Reserves are deducted from assets to which they apply.