Form 10-Q
period 2022-03-31
BAXTER INTERNATIONAL INC
filed 2022-04-28
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 21, 2022 was 503,528,678 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$2,294	$2,951
Accounts receivable, net of allowances of $129 in 2022 and $122 in 2021	2,471	2,629
Inventories	2,548	2,453
Prepaid expenses and other current assets	860	839
Total current assets	8,173	8,872
Property, plant and equipment, net	5,114	5,178
Goodwill	9,816	9,836
Other intangible assets, net	7,693	7,792
Operating lease right-of-use assets	609	630
Other non-current assets	1,311	1,213
Total assets	$32,716	$33,521
Current liabilities:
Short-term debt	$200	$301
Current maturities of long-term debt and finance lease obligations	209	210
Accounts payable	1,223	1,246
Accrued expenses and other current liabilities	2,258	2,479
Total current liabilities	3,890	4,236
Long-term debt and finance lease obligations, less current portion	16,765	17,149
Operating lease liabilities	508	522
Other non-current liabilities	2,434	2,493
Total liabilities	23,597	24,400
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2022 and 2021	683	683
Common stock in treasury, at cost,180,058,105 shares in 2022 and 181,879,516 shares in 2021	(11,422)	(11,488)
Additional contributed capital	6,207	6,197
Retained earnings	16,994	17,065
Accumulated other comprehensive (loss) income	(3,387)	(3,380)
Total Baxter stockholders’ equity	9,075	9,077
Noncontrolling interests	44	44
Total equity	9,119	9,121
Total liabilities and equity	$32,716	$33,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2022	2021
Net sales	$3,707	$2,946
Cost of sales	2,359	1,801
Gross margin	1,348	1,145
Selling, general and administrative expenses	1,052	627
Research and development expenses	150	128
Other operating income, net	(17)	—
Operating income	163	390
Interest expense, net	85	34
Other (income) expense, net	(16)	5
Income before income taxes	94	351
Income tax expense	21	51
Net income	73	300
Net income attributable to noncontrolling interests	2	2
Net income attributable to Baxter stockholders	$71	$298
Earnings per share
Basic	$0.14	$0.59
Diluted	$0.14	$0.58
Weighted-average number of shares outstanding
Basic	503	505
Diluted	509	511
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2022	2021
Net income	$73	$300
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($11) and $17 for the three months ended March 31, 2022 and 2021, respectively.	(15)	(208)
Pension and other postretirement benefits, net of tax expense of $3 and $8 for the three months ended March 31, 2022 and 2021, respectively.	9	30
Hedging activities, net of tax expense (benefit) of ($1) and $3 for the three months ended March 31, 2022 and 2021, respectively.	(2)	12
Debt securities, net of tax expense of $1 and zero for the three months ended March 31, 2022 and 2021, respectively	1	—
Total other comprehensive loss, net of tax	(7)	(166)
Comprehensive income	66	134
Less: Comprehensive income attributable to noncontrolling interests	2	2
Comprehensive income attributable to Baxter stockholders	$64	$132
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended March 31, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net income	—	—	—	—	—	71	—	71	2	73
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	(7)	—	(7)
Stock issued under employee benefit plans and other	—	—	(2)	66	10	—	—	76	—	76
Dividends declared on common stock	—	—	—	—	—	(142)	—	(142)	—	(142)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2022	683	$683	180	$(11,422)	$6,207	$16,994	$(3,387)	$9,075	$44	$9,119

	For the three months ended March 31, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2021	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income	—	—	—	—	—	298	—	298	2	300
Other comprehensive income (loss)	—	—	—	—	—	—	(166)	(166)	—	(166)
Purchases of treasury stock	—	—	4	(300)	—	—	—	(300)	—	(300)
Stock issued under employee benefit plans and other	—	—	(2)	55	—	—	—	55	—	55
Dividends declared on common stock	—	—	—	—	—	(124)	—	(124)	—	(124)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2021	683	$683	181	$(11,296)	$6,043	$16,502	$(3,480)	$8,452	$38	$8,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2022	2021
Cash flows from operations
Net income	$73	$300
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	380	217
Deferred income taxes	(55)	(25)
Stock compensation	32	22
Net periodic pension and other postretirement costs	14	26
Other	(12)	14
Changes in balance sheet items:
Accounts receivable, net	153	51
Inventories	(105)	(129)
Prepaid expenses and other current assets	(13)	2
Accounts payable	5	22
Accrued expenses and other current liabilities	(221)	(124)
Other	(43)	1
Cash flows from operations	208	377
Cash flows from investing activities
Capital expenditures	(140)	(171)
Acquisitions, net of cash acquired, and investments	(174)	(381)
Other investing activities, net	10	14
Cash flows from investing activities	(304)	(538)
Cash flows from financing activities
Repayments of debt	(404)	—
Net decreases in debt with original maturities of three months or less	(45)	—
Cash dividends on common stock	(140)	(125)
Proceeds from stock issued under employee benefit plans	66	48
Purchases of treasury stock	—	(253)
Other financing activities, net	(25)	(28)
Cash flows from financing activities	(548)	(358)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(13)	(31)
Decrease in cash, cash equivalents and restricted cash	(657)	(550)
Cash, cash equivalents and restricted cash at beginning of period (1)	2,956	3,736
Cash, cash equivalents and restricted cash at end of period (1)	$2,299	$3,186
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of March 31, 2022, December 31, 2021, and March 31, 2021 (in millions):

	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$2,294	$2,951	$3,182
Restricted cash included in prepaid expenses and other current assets	5	5	4
Cash, cash equivalents and restricted cash	$2,299	$2,956	$3,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we or our) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).
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
Risks and Uncertainties Related to COVID-19 and Global Economic Conditions
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and continue to take. Initial measures taken in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020. The pandemic has created significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 9. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, subvariants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees, moratoriums on elective procedures and mandatory quarantines and travel restrictions). Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility. We have experienced significant challenges, including lengthy delays, shortages and interruptions, posed by the pandemic and other exogenous factors (including significant weather events, disruptions to certain ports of call around the world and certain geopolitical events) to our global supply chain, including the cost and availability of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, and may experience these and other challenges in future periods. Many of our manufacturing plant and distribution center personnel are currently unvaccinated, and we may also experience employee resistance in complying with current and future government vaccine and testing mandates, which may cause labor shortages significantly impacting manufacturing production and distribution center productivity. We expect that these challenges as well as evolving governmental restrictions and requirements, among other factors, may continue to have an adverse effect on our business.
New Accounting Standards
Recently adopted accounting pronouncements
As of January 1, 2022, we adopted Accounting Standards Update (ASU) 2021-05, Leases (Topic 842), which requires a lessor to classify a lease with variable lease payments (that do not depend on an index or rate) as an operating lease if (1) the lease would have been classified as a sales-type or direct financing lease, and (2) the lessor would have recognized a selling loss at lease commencement. These changes are intended to avoid recognizing a day-one loss for a lease with variable payments even though the lessor expects the arrangement will be profitable overall. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

2. ACQUISITIONS AND OTHER ARRANGEMENTS
Hillrom
On December 13, 2021, we completed our acquisition of all outstanding equity interests of Hill-Rom Holdings, Inc. (Hillrom) for a purchase price of $10.5 billion. Including the assumption of Hillrom's outstanding debt, the enterprise value of the transaction was approximately $12.8 billion. Under the terms of the transaction agreement, Hillrom shareholders received $156.00 in cash per outstanding Hillrom common share.
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
The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2022. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for acquired intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$399
Accounts receivable	590
Inventories	557
Prepaid expenses and other current assets	49
Property, plant and equipment	502
Goodwill	6,795
Other intangible assets	6,029
Operating lease right-of-use assets	74
Other non-current assets	125
Short-term debt	(250)
Accounts payable	(140)
Accrued expenses and other current liabilities	(552)
Long-term debt and finance lease obligations	(2,118)
Operating lease liabilities	(57)
Other non-current liabilities	(1,527)
Total assets acquired and liabilities assumed	$10,476
In the first quarter of 2022, we recorded measurement period adjustments to increase other intangible assets of $7 million, increase deferred income tax liabilities of $11 million, other individually insignificant adjustments for a net decrease to assets acquired and liabilities assumed of $6 million and a corresponding increase to goodwill of $10 million. The measurement period adjustments did not have a significant impact our results of operations.
The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce as well as the overall strategic benefits provided to our product portfolio and is included in the Hillrom segment.
For the three months ended March 31, 2022, we recognized $159 million of incremental costs of sales from the fair value step-ups on acquired Hillrom inventory that was sold in the current period.
Other Business Development Activities
In March 2022, we entered into an agreement with a subsidiary of Pfizer Inc. to acquire the rights to Zosyn, a premixed frozen piperacillin-tazobactam product, in the U.S. and Canada. Zosyn is used for the treatment of intra-abdominal infections, nosocomial pneumonia, skin and skin structure infections, female pelvic infections and community-acquired pneumonia. Under the terms of the acquisition, we paid the acquisition price of $122 million currently, received specified intellectual property, including patent rights, in the current period and will receive additional intellectual property, including the product rights to Zosyn, in one year. Under the arrangement, we are entitled to receive profit sharing payments from sales of Zosyn until the product rights transfer to us in March 2023.
The transaction has been accounted for as an asset acquisition, as substantially all of the fair value of the assets being acquired under the arrangement was concentrated in the product rights that we will receive, which we classify as a developed technology intangible asset. Accordingly, the $122 million purchase price was primarily allocated to the developed technology intangible asset class and will be amortized over an estimated useful life of 9 years.
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$122	$125
Charged to costs and expenses	6	1
Write-offs	(1)	—
Currency translation adjustments	2	(6)
Balance at end of period	$129	$120
Inventories

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$656	$591
Work in process	285	300
Finished goods	1,607	1,562
Inventories	$2,548	$2,453
Property, Plant and Equipment, Net

(in millions)	March 31, 2022	December 31, 2021
Property, plant and equipment, at cost	$11,757	$11,728
Accumulated depreciation	(6,643)	(6,550)
Property, plant and equipment, net	$5,114	$5,178

Interest Expense, Net

	Three months ended March 31,
(in millions)	2022	2021
Interest expense, net of capitalized interest	$88	$37
Interest income	(3)	(3)
Interest expense, net	$85	$34
Other (Income) Expense, Net

	Three months ended March 31,
(in millions)	2022	2021
Foreign exchange (gains) losses, net	$(11)	$(3)
Pension and other postretirement benefit plans	(5)	4
Other, net	—	4
Other (income) expense, net	$(16)	$5
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the three months ended March 31, 2022 and 2021 were $14 million and $5 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of March 31, 2022 and 2021 were $53 million and $63 million, respectively.
There were no unsettled share repurchases as of March 31, 2022. Unsettled share repurchases included in accrued expenses and other current liabilities were $47 million as of March 31, 2021.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Hillrom	Total
Balance as of December 31, 2021	$2,517	$309	$224	$6,786	$9,836
Acquisition accounting adjustments	—	—	—	10	10
Currency translation	(29)	(3)	(3)	5	(30)
Balance as of March 31, 2022	$2,488	$306	$221	$6,801	$9,816
As of March 31, 2022, there were no reductions in goodwill relating to impairment losses.

Other intangible assets, net
The following is a summary of our other intangible assets.

(in millions)	Customer relationships	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2022
Gross other intangible assets	$3,457	$3,883	$340	$2,140	$9,820
Accumulated amortization	(262)	(1,638)	(227)	—	(2,127)
Other intangible assets, net	$3,195	$2,245	$113	$2,140	$7,693
December 31, 2021
Gross other intangible assets	$3,437	$3,801	$344	$2,140	$9,722
Accumulated amortization	(162)	(1,556)	(212)	—	(1,930)
Other intangible assets, net	$3,275	$2,245	$132	$2,140	$7,792
Intangible asset amortization expense was $217 million and $64 million for the three months ended March 31, 2022 and 2021, respectively.
5. FINANCING ARRANGEMENTS
Significant Debt Activity
In March 2022, we repaid $170 million of our $2.0 billion three-year term loan facility and $175 million of our $2.0 billion five-year term loan facility. The loss from the early extinguishment of this debt was not significant.
Credit Facilities
Our U.S. dollar-denominated revolving credit facility has a capacity of $2.5 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of March 31, 2022 or December 31, 2021.
Commercial Paper
As of March 31, 2022, we had $200 million of commercial paper outstanding with a weighted-average interest rate of 0.5% and an original weighted-average term of 89 days. As of December 31, 2021, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 0.27% and an original weighted-average term of 88 days.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2022 and December 31, 2021, our total recorded reserves with respect to legal and environmental matters were $57 million and $72 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in an ongoing environmental remediations associated with historic operations at certain of our facilities. As of March 31, 2022 and December 31, 2021, our environmental reserves, which are measured on an undiscounted basis, were $18 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In November 2019, we and certain of our officers were named in a class action complaint captioned Ethan E. Silverman et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased shares of our common stock during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter common stock between February 21, 2019 and October 23, 2019. The plaintiff alleged that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. On January 29, 2020, the Court appointed Varma Mutual Pension Insurance Company and Louisiana Municipal Police Employees Retirement System as lead plaintiffs in the case. Plaintiffs filed an amended complaint on June 25, 2020 containing substantially the same allegations. On August 24, 2020, we filed a motion to dismiss the amended complaint. On January 12, 2021, the Court granted our motion to dismiss the amended complaint but gave plaintiffs an opportunity to file a further-amended complaint. The parties reached an agreement to settle the case for $16 million, subject to the completion of confirmatory discovery and final approval by the Court. The Court granted final approval of the settlement on August 11, 2021 and the settlement became effective on September 13, 2021.
As initially disclosed in our Form 8-K on October 24, 2019, we voluntarily advised the staff of the SEC of an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchanges gains and losses. We also received a stockholder request for inspection of our books and records in connection with the October 24, 2019 announcement. The Company has cooperated with the staff of the SEC in its investigation into related matters, and on February 18, 2022, we reached a settlement with the SEC. Without admitting or denying the findings in the administrative order issued by the SEC, we agreed to pay a civil penalty of $18 million and to cease and desist from violations of specified provisions of the federal securities laws and related rules. In the order, the SEC acknowledged the Company’s cooperation. We paid the penalty in the first quarter of 2022.
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
7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Stock compensation expense totaled $32 million and $22 million in the first quarter of 2022 and 2021, respectively. Approximately 75% of stock compensation expense is classified within selling, general and administrative (SG&A) expense with the remainder classified in cost of sales and research and development (R&D) expense.
We awarded stock compensation grants which consisted of 1.8 million stock options, 1.2 million restricted stock units (RSUs) and 0.4 million performance stock units (PSUs) during the first quarter of 2022. The grant date fair values of stock options, RSUs and PSUs awarded in the first quarter of 2022 were $33 million, $102 million and $34 million, respectively. Stock options and RSUs generally vest in one-third increments over a three-year period. The vesting conditions for PSUs granted are equally divided based on our compound annual sales growth rate performance, our adjusted return on invested capital performance and on our stock performance relative to a specified peer group. All of the PSUs vest at the end of the applicable three-year service period.
Stock Options
The weighted-average Black-Scholes assumptions used in establishing the fair value of stock options granted during the period, along with weighted-average grant date fair values, were as follows:

	Three months ended March 31,
	2022	2021
Expected volatility	24%	25%
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.8%	0.8%
Dividend yield	1.3%	1.3%
Fair value per stock option	$18	$16
The total intrinsic value of stock options exercised was $27 million and $21 million during the first quarters of 2022 and 2021, respectively.
As of March 31, 2022, the unrecognized compensation cost related to all unvested stock options of $80 million is expected to be recognized as expense over a weighted-average period of 1.9 years.
RSUs
As of March 31, 2022, the unrecognized compensation cost related to all unvested RSUs of $163 million is expected to be recognized as expense over a weighted-average period of 2.2 years.
PSUs
As of March 31, 2022, the unrecognized compensation cost related to all unvested PSUs of $50 million is expected to be recognized as expense over a weighted-average period of 1.9 years.

Cash Dividends
Cash dividends declared per share for the three months ended March 31, 2022 and 2021 were $0.28 and $0.245, respectively.
Stock Repurchase Programs
In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first quarter of 2022, we did not repurchase any shares under this authority. During the first quarter of 2021, we repurchased 3.6 million shares under this authority pursuant to a Rule 10b5-1 plan. We had $1.3 billion remaining available under the authorization as of March 31, 2022.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.
The following table is a net-of-tax summary of the changes in accumulated other comprehensive (loss) income (AOCI) by component for the three months ended March 31, 2022 and 2021.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Debt securities	Total
Gains (losses)
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(15)	2	(1)	1	(13)
Amounts reclassified from AOCI (a)	—	7	(1)	—	6
Net other comprehensive income (loss)	(15)	9	(2)	1	(7)
Balance as of March 31, 2022	$(2,922)	$(338)	$(128)	$1	$(3,387)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
Other comprehensive income (loss) before reclassifications	(208)	13	3	(192)
Amounts reclassified from AOCI (a)	—	17	9	26
Net other comprehensive income (loss)	(208)	30	12	(166)
Balance as of March 31, 2021	$(2,795)	$(544)	$(141)	$(3,480)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2022 and 2021.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2022	Three months ended March 31, 2021	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(9)	$(21)	Other (income) expense, net
Less: Tax effect	2	4	Income tax expense
	$(7)	$(17)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$2	$(10)	Cost of sales
Interest rate contracts	(1)	(1)	Interest expense, net
	1	(11)	Total before tax
Less: Tax effect	—	2	Income tax expense
	$1	$(9)	Net of tax
Total reclassifications for the period	$(6)	$(26)	Total net of tax
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
Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our geographic segments including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products; hospital beds and services; surgical tables, lights and pendants; and patient monitoring and diagnostic technologies. For most of those sales, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
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
As of March 31, 2022, we had $8.2 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 30% of this amount as revenue over the remainder of 2022, 30% in 2023, 20% in 2024, 15% in 2025 and 5% thereafter.

Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three months ended March 31, 2022 and 2021 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $2.3 billion and $2.4 billion as of March 31, 2022 and December 31, 2021, respectively.
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

The following table summarizes our contract assets:

(in millions)	March 31, 2022	December 31, 2021
Contract manufacturing services	$47	$50
Software sales	42	45
Bundled equipment and consumable medical products contracts	111	100
Contract assets	$200	$195
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets	$84	$84
Other non-current assets	116	111
Contract assets	$200	$195

Accrued expenses and other current liabilities	$166	$162
Other non-current liabilities	74	84
Contract liabilities	$240	$246
Contract liabilities represent deferred revenues that arise as a result of cash received from customers or where the timing of billing for services precedes satisfaction of our performance obligations. Such remaining performance obligations represent the portion of the contract price for which work has not been performed and are primarily related to our installation and service contracts. We expect to satisfy the majority of the remaining performance obligations and recognize revenue related to installation and service contracts within the next 12 months with most of the non-current performance obligations satisfied within 24 months.
The following table summarizes contract liability activity for the three months ended March 31, 2022. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Three Months Ended March 31, 2022
Balance at beginning of period	$246
New revenue deferrals	116
Revenue recognized upon satisfaction of performance obligations	(122)
Balance at end of period	$240
During the three months ended March 31, 2021, the amount of revenue recognized that was included in contract liabilities as of December 31, 2020 was not significant.
Disaggregation of Net Sales
In connection with our acquisition of Hillrom in December 2021, we have added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions.

The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	Three Months Ended March 31,
	2022			2021
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$225	$669	$894	$216	$706	$922
Medication Delivery [2]	472	234	706	411	241	652
Pharmaceuticals [3]	157	364	521	200	352	552
Clinical Nutrition [4]	84	143	227	83	151	234
Advanced Surgery [5]	136	92	228	126	91	217
Acute Therapies [6]	68	120	188	81	126	207
BioPharma Solutions [7]	52	104	156	44	91	135
Patient Support Systems [8]	295	88	383	—	—	—
Front Line Care [9]	207	87	294	—	—	—
Surgical Solutions [10]	37	41	78	—	—	—
Other [11]	24	8	32	19	8	27
Total Baxter	$1,757	$1,950	$3,707	$1,180	$1,766	$2,946

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
8Patient Support Systems includes sales of our connected care solutions: devices, software, communications and integration technologies.
9Front Line Care includes sales of our integrated patient monitoring and diagnostic technologies to help diagnose, treat and manage a wide variety of illness and diseases, including respiratory therapy, cardiology vision screening and physical assessment.
10Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
11Other includes sales of miscellaneous product and service offerings.
Lease Revenue
We lease smart beds, such as bariatric, critical care, maternal, and home care beds, as well as other surfaces, to customers during periods of peak demand or for specialty purposes. We also lease medical equipment, such as renal dialysis equipment and infusion pumps, to customers, primarily in conjunction with arrangements to provide consumable medical products such as dialysis therapies, IV fluids and inhaled anesthetics. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term, vary by customer. We allocate revenue between equipment leases and medical products based on their standalone selling prices.

The components of lease revenue for the three months ended March 31, 2022 and 2021 were:

(in millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Sales-type lease revenue	$3	$6
Operating lease revenue	122	34
Variable lease revenue	20	17
Total lease revenue	$145	$57

Our net investment in sales-type leases was $109 million as of March 31, 2022, of which $38 million originated in 2018 and prior, $16 million in 2019, $28 million in 2020, $25 million in 2021, and $2 million in 2022.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. In the current period, restructuring charges include actions taken in connection with our integration of Hillrom. From the commencement of our business optimization activities in the second half of 2015 through March 31, 2022, we have incurred cumulative pre-tax costs of $1.3 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $25 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three months ended March 31, 2022 and 2021, we recorded the following charges related to business optimization programs.

	Three Months Ended March 31,
(in millions)	2022	2021
Restructuring charges	$67	$25
Costs to implement business optimization programs	14	2
Total business optimization charges	$81	$27
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three months ended March 31, 2022 and 2021, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.
During the three months ended March 31, 2022 and 2021, we recorded the following restructuring charges.

	Three months ended March 31, 2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$2	$47	$—	$49
Contract termination and other costs	—	12	—	12
Asset impairments	—	6	—	6
Total restructuring charges	$2	$65	$—	$67

	Three months ended March 31, 2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$16	$5	$—	$21
Asset impairments	4	—	—	4
Total restructuring charges	$20	$5	$—	$25

The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2021	$109
Charges	61
Payments	(31)
Currency translation	(2)
Liability balance as of March 31, 2022	$137
Substantially all of our restructuring liabilities as of March 31, 2022 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2023.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended March 31,
(in millions)	2022	2021
Pension benefits
Service cost	$19	$22
Interest cost	24	18
Expected return on plan assets	(39)	(36)
Amortization of net losses and prior service costs	12	23
Net periodic pension cost	$16	$27
OPEB
Interest cost	$1	$1
Amortization of net loss and prior service credit	(3)	(2)
Net periodic OPEB cost (income)	$(2)	$(1)
12. INCOME TAXES
Our effective income tax rate was 22.3% and 14.5% for the three months ended March 31, 2022 and 2021, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended March 31, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to discrete tax matters in various foreign jurisdictions, of which none are individually material, and an increase in our liabilities for uncertain tax positions, partially offset by excess tax benefits on stock compensation awards and a favorable geographic earnings mix.
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

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended March 31,
(in millions)	2022	2021
Basic shares	503	505
Effect of dilutive securities	6	6
Diluted shares	509	511
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 4 million and 7 million equity awards for the three months ended March 31, 2022 and 2021, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 7 for additional information regarding items impacting basic and diluted shares.
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
All derivative instruments are generally recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our derivatives and foreign-currency denominated debt as hedging instruments in cash flow, fair value, or net investment hedges.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $402 million and $377 million as of March 31, 2022 and December 31, 2021, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at March 31, 2022 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2022 and December 31, 2021.
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
There were no outstanding interest rate contracts designated as fair value hedges as of March 31, 2022 and December 31, 2021.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of March 31, 2022, we had an accumulated pre-tax unrealized translation loss in AOCI of $4 million related to the Euro-denominated senior notes.
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
There were no hedge dedesignations in the first three months of 2022 or 2021 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2022 or 2021.
If we remove a net investment hedge designation, any gains or losses recognized in AOCI are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first three months of 2022 or 2021.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $940 million as of March 31, 2022 and $851 million as of December 31, 2021.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended March 31, 2022 and

2021.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2022	2021		2022	2021
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	(3)	4	Cost of sales	2	(10)
Net investment hedges	42	114	Other (income) expense, net	—	—
Total	$39	$118		$1	$(11)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2022	2021
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$3	$(22)

As of March 31, 2022, $5 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2022.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$12	Accrued expenses and other current liabilities	$2
Total derivative instruments designated as hedges		12		2
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	4	Accrued expenses and other current liabilities	5
Total derivative instruments		$16		$7
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2021.

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

	March 31, 2022		December 31, 2021
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$16	$7	$8	$5
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(3)	(3)	(2)	(2)
Total	$13	$4	$6	$3
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of March 31, 2022	Balance as of December 31, 2021	Balance as of March 31, 2022	Balance as of December 31, 2021
Long-term debt	$101	$101	$4	$4
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$16	$—	$16	$—
Debt securities	53	—	—	53
Marketable equity securities	8	8	—	—
Total	$77	$8	$16	$53
Liabilities
Foreign exchange contracts	$7	$—	$7	$—
Contingent payments related to acquisitions	124	—	—	124
Total	$131	$—	$7	$124

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$8	$—	$8	$—
Debt securities	30	—	—	30
Marketable equity securities	10	10	—	—
Total	$48	$10	$8	$30
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	143	—	—	143
Total	$148	$—	$5	$143
As of March 31, 2022 and December 31, 2021, cash and cash equivalents of $2.3 billion and $3.0 billion, respectively, included money market and other short-term funds of approximately $426 million and $816 million, respectively, which are considered Level 2 in the fair value hierarchy.
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
Debt securities, which consist of convertible debt and convertible redeemable preferred shares issued by nonpublic entities, are measured using discounted cash flow and option pricing models. Those debt securities are classified as Level 3 fair value measurements when there are no observable transactions near the balance sheet date due to the lack of observable data over certain fair value inputs such as equity volatility. The fair values of debt securities increase when interest rates decrease, equity volatility increases, or the fair values of the equity shares underlying the conversion options increase.
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
The following table is a reconciliation of recurring fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and debt securities.

	Three months ended March 31,
	2022		2021
(in millions)	Contingent payments related to acquisitions	Debt securities	Contingent payments related to acquisitions
Fair value at beginning of period	$143	$30	$30
Additions	—	21	24
Change in fair value recognized in earnings	(17)	—	—
Change in fair value recognized in AOCI	—	2	—
Payments	(2)	—	(16)
Fair value at end of period	$124	$53	$38

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of March 31, 2022 and December 31, 2021.

	Book values		Fair values(a)
(in millions)	2022	2021	2022	2021
Liabilities
Short-term debt	$200	$301	$200	$301
Current maturities of long-term debt and finance lease obligations	209	210	209	212
Long-term debt and finance lease obligations	16,765	17,149	16,221	17,568
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $110 million at March 31, 2022 and $114 million at December 31, 2021. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
16. SEGMENT INFORMATION
We manage our business based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a new global segment for the acquired Hillrom business. The Americas, EMEA and APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. The Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space.
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our business segments. Intersegment sales are eliminated in consolidation.

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, certain product category support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). For the period from our acquisition of Hillrom on December 13, 2021 through December 31, 2021, we previously included all costs incurred by the Hillrom business within that segment, including the types of costs described in the preceding sentence that are maintained at Corporate for our legacy Baxter segments. In connection with our ongoing integration activities, beginning in the first quarter 2022, we have updated the measure of profitability for our Hillrom segment by excluding such unallocated costs, consistent with our legacy Baxter segments. Those unallocated costs related to Hillrom, which totaled $219 million for the three months ended March 31, 2022, are now presented within Corporate as well.

Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

Financial information for our segments is as follows.

	Three months ended March 31,
(in millions)	2022	2021
Net sales:
Americas	$1,626	$1,560
EMEA	699	738
APAC	627	648
Hillrom	755	—
Total net sales	$3,707	$2,946
Operating income:
Americas	$610	$599
EMEA	119	135
APAC	151	138
Hillrom	200	—
Total segment operating income	$1,080	$872
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended March 31,
(in millions)	2022	2021
Total segment operating income	$1,080	$872
Corporate and other	(917)	(482)
Total operating income	163	390
Interest expense, net	85	34
Other (income) expense, net	(16)	5
Income before income taxes	$94	$351
Refer to Note 9 for additional information on Net Sales by product category.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three months ended March 31, 2022 totaled $71 million, or $0.14 per diluted share, compared to $298 million, or $0.58 per diluted share, for the three months ended March 31, 2021. The first quarter of 2022 is the first full quarter reflecting Hillrom results of operations after the December 13, 2021 acquisition. Net income for the three months ended March 31, 2022 included special items which decreased net income by $400 million, or $0.79 per diluted share, respectively, as further discussed below. Net income for the three months ended March 31, 2021 included special items which decreased net income by $88 million, or $0.18 per diluted share, as further discussed below.
Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
(in millions)	2022	2021
Gross Margin
Intangible asset amortization expense	$(122)	$(64)
Business optimization items[1]	(2)	(21)
Acquisition and integration expenses[2]	(164)	—
European medical devices regulation[3]	(11)	(8)
Product-related items[5]	(23)	—
Total Special Items	$(322)	$(93)
Impact on Gross Margin Ratio	(8.6 pts)	(3.1 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$95	$—
Business optimization items[1]	78	6
Acquisition and integration expenses[2]	24	1
Investigation and related costs[4]	—	11
Total Special Items	$197	$18
Impact on SG&A Ratio	5.3 pts	0.6 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$1	$—
Total Special Items	$1	$—
Impact on R&D Ratio	0.0 pts	0.0 pts
Other Operating Income, net
Acquisition and integration expenses[2]	(17)	—
Total Special Items	$(17)	$—
Income Tax Expense
Tax effects of special items[6]	(103)	(23)
Total Special Items	$(103)	$(23)
Impact on Effective Tax Rate	1.5 pts	(1.5 pts)
Intangible asset amortization expense, which increased significantly from the prior year due to the Hillrom acquisition, is identified as a special item to facilitate an evaluation of current and past operating performance and is consistent with how management and our Board of Directors assess performance. Additional special items are identified above because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period. Management believes that providing the separate impact of those items may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
1In 2022 and 2021, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing and distribution facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. In the current period, restructuring charges include actions taken in connection with our integration of Hill-Rom Holdings, Inc. (Hillrom), which we acquired in December 2021. Our results in 2022 and 2021 included business optimization charges of $81 million and $27 million, respectively. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results in 2022 included $171 million of acquisition and integration-related expenses. Those costs included $188 million related to our acquisition of Hillrom, primarily reflecting $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in the current period. We do not expect to incur significant incremental cost of sales from those inventory fair value step-ups after the first quarter 2022. Other integration expenses in the current period included third party consulting costs related to our integration and related cost savings activities. Those acquisition and integration-related expenses related to Hillrom were partially offset by a $17 million benefit from a change in the estimated fair value of contingent consideration liabilities assumed in the Hillrom acquisition. Our results in 2021 included $1 million of integration expenses related to our acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
3Our results in 2022 and 2021 included $11 million and $8 million, respectively, related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that became effective in stages beginning in 2021.
4Our results in 2021 included charges of $11 million for investigation and related cost for matters associated with our previously announced investigation of foreign exchange gains and losses. Refer to Note 6 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation.
5Our results in 2022 included charges of $23 million related to warranty and remediation activities arising from two field corrective actions on certain of our infusion pumps.
6Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
COVID-19 and Global Economic Conditions
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken and continue to take. Initial measures taken in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020. Some of these disruptions and impacts (including the suspension or postponement of elective medical procedures) in certain of our principal markets have continued into 2021 and 2022. The pandemic has created significant volatility in the demand for our products. For further discussion, refer to the Product Category Net Sales Reporting section below. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, sub variants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees, moratoriums on elective procedures and mandatory quarantines and travel restrictions). Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility. We have experienced significant challenges, including lengthy delays, shortages and interruptions, posed by the pandemic and other exogenous factors (including significant weather events, disruptions to certain ports of call around the world and certain geopolitical events) to our global supply chain, including the cost and availability of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, and may experience these and other challenges in future periods. Many of our manufacturing plant and distribution center personnel are currently unvaccinated, and we may also experience employee resistance in complying with current and future government vaccine and testing mandates, which may cause labor shortages significantly impacting manufacturing production and distribution center productivity. We expect that these challenges as well as evolving governmental restrictions and requirements, among other factors, may continue to have an adverse effect on our business.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. The war in Ukraine and the sanctions and other measures being imposed in response to this conflict have increased the levels of economic and political uncertainty. In response, we continue to monitor the developing situation with respect to ongoing business in Russia and are working on appropriate contingency plans that will support our desire to serving existing, chronically ill patient populations while remaining compliant with all applicable U.S. and European Union sanctions and regulations. While Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could have an adverse effect on our business.
For further discussion, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
NET SALES

	Three Months Ended March 31,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
United States	$1,757	$1,180	49%	49%
International	$1,950	1,766	10%	16%
Total net sales	$3,707	$2,946	26%	29%

Our acquisition of Hillrom favorably impacted net sales by 26 percentage points during the first quarter of 2022 compared to the prior year period. Foreign currency unfavorably impacted net sales by 3 percentage points, during the first quarter of 2022 compared to the prior-year period, principally due to the strengthening of the U.S. Dollar relative to the Euro, Turkish Lira, Australian Dollar and Japanese Yen.
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
Product Category Net Sales Reporting
In connection with our acquisition of Hillrom, we have added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions. Following these additions, our product categories include the following:

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
•Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
•    Other includes sales of other miscellaneous product and service offerings.
The following is a summary of net sales by product category:

	Three Months Ended March 31,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
Renal Care	$894	$922	(3)%	1%
Medication Delivery	706	652	8%	10%
Pharmaceuticals	521	552	(6)%	(2)%
Clinical Nutrition	227	234	(3)%	1%
Advanced Surgery	228	217	5%	8%
Acute Therapies	188	207	(9)%	(7)%
BioPharma Solutions	156	135	16%	21%
Patient Support Systems	383	—	N/A	N/A
Front Line Care	294	—	N/A	N/A
Surgical Solutions	78	—	N/A	N/A
Other	32	27	19%	19%
Total Baxter	$3,707	$2,946	26%	29%

Renal Care net sales decreased 3% in the first quarter of 2022, as compared to the prior-year period. That decrease was driven by a 4% negative impact from foreign exchange rate changes, as compared to the prior-year period, and lower in-center HD sales, partially offset by global patient growth in PD.
Medication Delivery net sales increased 8% in the first quarter of 2022, as compared to the prior-year period. That increase was driven by increased demand for IV administration sets and solutions, reflecting a recovery in hospital admission rates and elective surgeries, and by lower U.S. customer rebates in the current year period. Those items were partially offset by a 2% negative impact from foreign exchange rates as compared to the prior-year period.
Pharmaceuticals net sales decreased 6% in the first quarter of 2022, as compared to the prior-year period. That decrease was primarily driven by a 4% negative impact from foreign exchange rates, as compared to the prior-year period. Additionally, pharmaceuticals net sales were adversely impacted by new market entrants increasing competition for certain molecules and due to supply constraints driven, in part, by labor shortages at certain of our manufacturing facilities.
Clinical Nutrition net sales decreased 3% in the first quarter of 2022, as compared to the prior-year period. That decrease was driven by a 4% negative impact from foreign exchange rate changes, as compared to the prior-year period and lower sales of vitamins resulting from supply constraints. Those decreases were partially offset by growth in the U.S. for our PN therapies and related products.
Advanced Surgery net sales increased 5% in the first quarter of 2022, as compared to the prior-year period. That increase was driven by a partial recovery in elective surgeries and benefits from competitor supply constraints. Partially offsetting that increase was a 3% negative impact from foreign exchange rates, as compared to the prior-year period.

Acute Therapies net sales decreased 9% in the first quarter of 2022, as compared to the prior-year period. That decrease was driven by lower COVID-related demand for our CRRT systems and a 2% negative impact from foreign exchange rate changes, as compared to the prior-year period.
BioPharma Solutions net sales increased 16% in the first quarter of 2022, as compared to the prior-year period. That increase was driven by manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies, partially offset by a 5% negative impact from foreign exchange rate changes, as compared to the prior-year period.
The Patient Support Systems, Front Line Care and Surgical Solutions product categories were added in connection with our acquisition of Hillrom.
Gross Margin and Expense Ratios

	Three months ended March 31,
	2022	% of net sales	2021	% of net sales	$ change	% change
Gross margin	$1,348	36.4%	$1,145	38.9%	$203	17.7%
SG&A	$1,052	28.4%	$627	21.3%	$425	67.8%
R&D	$150	4.0%	$128	4.3%	$22	17.2%

Gross Margin
The gross margin ratio was 36.4% and 38.9% in the first quarter of 2022 and 2021, respectively. The special items identified above had an unfavorable impact of approximately 8.6 and 3.1 percentage points on the gross margin ratio in the first quarter of 2022 and 2021, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio increased in the first quarter of 2022 compared to the prior-year period. The increase was due to a favorable product mix, primarily driven by our acquisition of Hillrom, which was partially offset by higher manufacturing and supply chain costs resulting from raw materials inflation and the continuing impact of the COVID-19 pandemic.
SG&A
The SG&A expenses ratio was 28.4% and 21.3% in the first quarter of 2022 and 2021, respectively. The special items identified above had an unfavorable impact of approximately 5.3 and 0.6 percentage points on the SG&A expenses ratio in the first quarter of 2022 and 2021, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio increased in the first quarter of 2022 compared to the prior-year period primarily due to the acquisition of Hillrom and increased outbound freight costs.
R&D
The R&D expenses ratio was 4.0% and 4.3% in the first quarter of 2022 and 2021, respectively. The special items identified above had no impact on the R&D expenses ratio in the first quarter of 2022 and 2021. Refer to the Special Items caption above for additional detail.
The R&D expenses ratio decreased in the first quarter of 2022 compared to the prior-year period as a result of decreased project-related expenditures.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. In the current period, restructuring charges include actions taken in connection with our integration of Hillrom. From the commencement of our business optimization actions in the second half of 2015 through March 31, 2022, we have incurred cumulative pre-tax costs of $1.3 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation. We currently expect to incur additional pre-tax costs of approximately $25 million through the completion of the initiatives that are currently underway, primarily related to implementation costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of more than $1.2 billion once the remaining actions are complete. The savings from these actions have reduced cost of sales, SG&A expenses, and R&D expenses. Approximately 99 percent of the expected annual pre-tax savings are expected to be realized by the end of 2022, with the remainder by the end of 2023.
Other Operating Income, Net
Other operating income, net was income of $17 million in the first quarter of 2022, which was comprised of changes in the estimated fair value of contingent consideration liabilities.
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
Interest Expense, Net
Interest expense, net was $85 million in the first quarter of 2022 and $34 million in the first quarter of 2021. The increase in 2022 was driven by higher average debt outstanding in connection with the Hillrom acquisition.
Other (Income) Expense, Net
Other (income) expense, net was income of $16 million and expense of $5 million in the first quarter of 2022 and 2021, respectively. The increase in the first quarter of 2022 compared to the prior year was primarily due to higher foreign exchange gains in the current-year period, higher pension benefits and an investment impairment in the prior year.
In the first quarter of 2021, we began to wind down our operations in Argentina. Upon substantial liquidation of those operations in the future, we expect to reclassify currency translation adjustments (CTA) from accumulated other comprehensive (loss) income to other (income) expense, net and recognize a non-cash charge. As of March 31, 2022, the CTA loss for our Argentina operations was in excess of $60 million.
Income Taxes
Our effective income tax rate was 22.3% and 14.5% in the first quarter 2022 and 2021, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three months ended March 31, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to discrete tax matters in various foreign jurisdictions, of which none are individually material, and an increase in our liabilities for uncertain tax positions, partially offset by excess tax benefits on stock compensation awards and a favorable geographic earnings mix.
For the three months ended March 31, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to decreases in accrued withholding taxes in several foreign jurisdictions and a favorable geographic earnings mix.
Segment Results
We manage our global operations based on four segments, consisting of the following geographic segments related to legacy Baxter business: Americas, EMEA and APAC, and a new global segment for our recently acquired Hillrom business. We use net sales and operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of financial information for our reportable segments:

	Net sales		Operating income (loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2022	2021	2022	2021
Americas	$1,626	$1,560	$610	$599
EMEA	699	738	119	135
APAC	627	648	151	138
Hillrom	755	—	200	—
Total segments	3,707	2,946	1,080	872
Corporate and other	—	—	(917)	(482)
Total	$3,707	$2,946	$163	$390
Americas
Segment net sales and operating income were $1.6 billion and $610 million, respectively, in the first quarter of 2022 and $1.6 billion and $599 million, respectively, in the first quarter of 2021. The increase in operating profit in the first quarter was due to favorable sales performance in our BioPharma Solutions, Medication Delivery and Advanced Surgery product categories, partially offset by unfavorable performance in Pharmaceuticals and higher supply chain costs.
EMEA
Segment net sales and operating income were $699 million and $119 million, respectively, in the first quarter of 2022 and $738 million and $135 million, respectively, in the first quarter of 2021. The decrease in operating profit in the first quarter was primarily due to an unfavorable impact of foreign exchange rates on results as compared to the prior-year period and higher supply chain costs, partially offset by having a full quarter of sales from our February 2021 acquisition of the rights to Caelyx and Doxil for specified territories outside the U.S.
APAC
Segment net sales and operating income were $627 million and $151 million, respectively, in the first quarter of 2022 and $648 million and $138 million, respectively, in the first quarter of 2021. The increase in operating profit in the first quarter was due to improved gross margin, driven by a favorable product mix, and lower operating expenses, partially offset by the unfavorable impact of foreign exchange rates on results as compared to the prior year period.
Hillrom
Segment net sales and operating income were $755 million and $200 million, respectively, in the first quarter of 2022. The increase in operating profit in the first quarter was due to the acquisition of Hillrom in December 2021.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, certain product categories support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). For the period from our acquisition of Hillrom on December 13, 2021 through December 31, 2021, we previously included all costs incurred by the Hillrom business within that segment, including the types of costs described in the preceding sentence that are maintained at Corporate for our legacy Baxter segments. In connection with our ongoing integration activities, beginning in the first quarter 2022, we have updated the measure of profitability for our Hillrom segment by excluding such unallocated costs, consistent with our legacy Baxter segments. Those unallocated costs related to Hillrom which totaled $219 million for the three months ended March 31, 2022, are now presented within Corporate as well.

The Corporate operating loss in the first quarter was significantly higher than the prior-year period primarily due to higher intangible asset amortization expense, acquisition and integration-related expenses and business optimization charges, all driven by the Hillrom acquisition.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the three-month periods ended March 31, 2022 and 2021.

	Three months ended March 31,
(in millions)	2022	2021
Cash flows from operations	$208	$377
Cash flows from investing activities	(304)	(538)
Cash flows from financing activities	(548)	(358)
Cash Flows from Operations
In the first three months of 2022, cash provided by operating activities was $208 million, as compared to cash provided by operating activities of $377 million in the first three months of 2021, a decrease of $169 million. The decrease was primarily due to a decrease in our net income in 2022 and higher annual payouts under our employee incentive compensation plans in the current year period, partially offset by favorable accounts receivable collection performance and a lower increase in inventories compared to the prior year period.
Cash Flows from Investing Activities
In the first three months of 2022, cash used for investing activities included payments for acquisitions and investments of $174 million, primarily related to our payment to acquire the rights to Zosyn, and capital expenditures of $140 million. In the first three months of 2021, cash used for investing activities included payments for acquisitions and investments of $381 million, primarily related to Caelyx and Doxil and Transderm Scop, and capital expenditures of $171 million. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
Cash Flows from Financing Activities
In the first three months of 2022, cash used in financing activities included debt repayments of $404 million, dividend payments of $140 million, and a $45 million net repayment of short-term borrowings, partially offset by proceeds from stock issued under employee benefit plans of $66 million. In the first three months of 2021, cash used for financing activities included payments for treasury stock repurchases of $253 million and dividend payments of $125 million, partially offset by proceeds from stock issued under employee benefit plans of $48 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We did not repurchase any shares under this authority in the first three months of 2022. We had $1.3 billion remaining available under this authorization as of March 31, 2022.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of March 31, 2022, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.5 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of March 31, 2022 or December 31, 2021.
As of March 31, 2022, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment.

Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $2.3 billion of cash and cash equivalents as of March 31, 2022, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of March 31, 2022, we had approximately $17.2 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions, including global economic conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. There have been no changes to our investment grade credit ratings that we disclosed in our 2021 Annual Report.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2021 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first three months of 2022.
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

CERTAIN REGULATORY MATTERS
The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris). FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).1 Due to challenges with the ongoing COVID-19 pandemic, FDA has not yet re-inspected the facilities and management cannot speculate on when the Claris Warning Letter will be lifted. However, we are continuing to implement corrective and preventive actions to address FDA’s prior observations and other items we identified and management continues to pursue and implement other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S. As previously disclosed, we have secured alternative locations to produce a majority of the planned new products to be manufactured in Ahmedabad for distribution into the U.S. and are producing new products from those locations.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liabilities associated with the separation of our biopharmaceuticals business from our medical products businesses, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah, Seprafilm, certain outside of the U.S. (OUS) rights to Caelyx and Doxil, full U.S. and specific OUS rights to Transderm Scop, PerClot, Hillrom and certain rights to Zosyn in the U.S. and Canada), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict changing customer preferences and needs and advances in technology and the resulting impact on customer inventory levels and the impact of reduced hospital admission rates and elective surgery volumes), and the impact of those products on quality and patient safety concerns;

•
product development risks, including satisfactory clinical performance and obtaining required regulatory approvals, the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	the impact of global economic conditions (including, among other things, the ongoing war in Ukraine and the related economic sanctions being imposed globally in response to the conflict and potential trade wars) and continuing public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic, on us and our employees, customers and suppliers, including foreign governments in countries in which we operate;

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

•
our ability to identify business development and growth opportunities and to successfully execute on business development strategies (including the Hillrom acquisition and related integration and restructuring activities);

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

•	failures with respect to our quality, compliance or ethics programs;

•	future actions of third parties, including third-party payers and our customers and distributors (including group purchasing organizations and formed integrated delivery networks), the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);

•	the outcome of pending or future litigation, including the opioid litigation and current or future ethylene oxide litigation or other claims;

•	failure to achieve our short- and long-term financial goals;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies (including with respect to climate change and other sustainability matters);

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

•
other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, all of which are available on our website.

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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of March 31, 2022 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of March 31, 2022, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $9 million with respect to those contracts would change by $55 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of March 31, 2022 by replacing the actual exchange rates as of March 31, 2022 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, we will begin reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent, effective April 1, 2022. We are not able to quantify the anticipated impact of that change at the present time. As of March 31, 2022, our subsidiary in Turkey had net monetary assets of $43 million.
Our subsidiary in Argentina is reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of March 31, 2022, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2021 Annual Report. There were no significant changes during the quarter ended March 31, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2021 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first quarter of 2022, we did not repurchase any shares under this authority. We had $1.3 billion remaining under this program as of March 31, 2022. This program does not have an expiration date.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

C10.1*	Form of Performance Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan

C 10.2*	Form of Restricted Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan

C 10.3*	Form of Stock Option Grant Agreement under Baxter International Inc. 2021 Incentive Plan

C 10.4*	Offer Letter between Baxter Healthcare (Asia) Pte Ltd and Andrew Frye, dated July 1, 2019

C 10.5*	Equity Addendum to Offer Letter between Baxter Healthcare (Asia) Pte Ltd and Andrew Frye, dated July 1, 2019

C 10.6*	Mobility Addendum to Offer Letter between Baxter Healthcare (Asia) Pte Ltd and Andrew Frye, dated July 9, 2019

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)
_____________________________________
*    Filed herewith.
C     Management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: April 28, 2022
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)