Form 10-Q
period 2022-06-30
BAXTER INTERNATIONAL INC
filed 2022-07-28
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 21, 2022 was 503,610,722 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$1,852	$2,951
Accounts receivable, net of allowances of $125 in 2022 and $122 in 2021	2,473	2,629
Inventories	2,663	2,453
Prepaid expenses and other current assets	894	839
Total current assets	7,882	8,872
Property, plant and equipment, net	4,976	5,178
Goodwill	9,644	9,836
Other intangible assets, net	7,459	7,792
Operating lease right-of-use assets	566	630
Other non-current assets	1,304	1,213
Total assets	$31,831	$33,521
Current liabilities:
Short-term debt	$200	$301
Current maturities of long-term debt and finance lease obligations	208	210
Accounts payable	1,282	1,246
Accrued expenses and other current liabilities	2,226	2,479
Total current liabilities	3,916	4,236
Long-term debt and finance lease obligations, less current portion	16,278	17,149
Operating lease liabilities	470	522
Other non-current liabilities	2,264	2,493
Total liabilities	22,928	24,400
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2022 and 2021	683	683
Common stock in treasury, at cost,179,687,824 shares in 2022 and 181,879,516 shares in 2021	(11,409)	(11,488)
Additional contributed capital	6,253	6,197
Retained earnings	17,099	17,065
Accumulated other comprehensive (loss) income	(3,767)	(3,380)
Total Baxter stockholders’ equity	8,859	9,077
Noncontrolling interests	44	44
Total equity	8,903	9,121
Total liabilities and equity	$31,831	$33,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$3,746	$3,098	$7,453	$6,044
Cost of sales	2,293	1,865	4,652	3,666
Gross margin	1,453	1,233	2,801	2,378
Selling, general and administrative expenses	976	675	2,028	1,302
Research and development expenses	148	139	298	267
Other operating income, net	(11)	(5)	(28)	(5)
Operating income	340	424	503	814
Interest expense, net	89	34	174	68
Other (income) expense, net	(44)	(2)	(60)	3
Income before income taxes	295	392	389	743
Income tax expense	40	91	61	142
Net income	255	301	328	601
Net income attributable to noncontrolling interests	3	3	5	5
Net income attributable to Baxter stockholders	$252	$298	$323	$596
Earnings per share
Basic	$0.50	$0.59	$0.64	$1.18
Diluted	$0.50	$0.59	$0.64	$1.17
Weighted-average number of shares outstanding
Basic	504	503	503	504
Diluted	508	509	508	510
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$255	$301	$328	$601
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of $2 and $(4) for the three months ended June 30, 2022 and 2021, respectively, and ($9) and $13 for the six months ended June 30, 2022 and 2021, respectively.	(417)	88	(432)	(120)
Pension and other postretirement benefits, net of tax expense of $5 and $3 for the three months ended June 30, 2022 and 2021, respectively, and $8 and $11 for the six months ended June 30, 2022 and 2021, respectively.	23	11	32	41
Hedging activities, net of tax expense of $4 and $2 for the three months ended June 30, 2022 and 2021, respectively, and $3 and $5 for the six months ended June 30, 2022 and 2021, respectively.	13	5	11	17
Available-for-sale debt securities, net of tax expense of zero for the three months ended June 30, 2022 and 2021, respectively, and $1 and zero for the six months ended June 30, 2022 and 2021, respectively.	1	—	2	—
Total other comprehensive income (loss), net of tax	(380)	104	(387)	(62)
Comprehensive income (loss)	(125)	405	(59)	539
Less: Comprehensive income attributable to noncontrolling interests	3	3	5	5
Comprehensive income (loss) attributable to Baxter stockholders	$(128)	$402	$(64)	$534
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended June 30, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2022	683	$683	180	$(11,422)	$6,207	$16,994	$(3,387)	$9,075	$44	$9,119
Net income	—	—	—	—	—	252	—	252	3	255
Other comprehensive income (loss)	—	—	—	—	—	—	(380)	(380)	—	(380)
Purchases of treasury stock	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock issued under employee benefit plans and other	—	—	—	21	46	—	—	67	—	67
Dividends declared on common stock	—	—	—	—	—	(147)	—	(147)	—	(147)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2022	683	$683	180	$(11,409)	$6,253	$17,099	$(3,767)	$8,859	$44	$8,903

	For the six months ended June 30, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net income	—	—	—	—	—	323	—	323	5	328
Other comprehensive income (loss)	—	—	—	—	—	—	(387)	(387)	—	(387)
Purchases of treasury stock	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock issued under employee benefit plans and other	—	—	(2)	87	56	—	—	143	—	143
Dividends declared on common stock	—	—	—	—	—	(289)	—	(289)	—	(289)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2022	683	$683	180	$(11,409)	$6,253	$17,099	$(3,767)	$8,859	$44	$8,903

	For the three months ended June 30, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2021	683	$683	181	$(11,296)	$6,043	$16,502	$(3,480)	$8,452	$38	$8,490
Net income	—	—	—	—	—	298	—	298	3	301
Other comprehensive income (loss)	—	—	—	—	—	—	104	104	—	104
Purchases of treasury stock	—	—	3	(300)	—	—	—	(300)	—	(300)
Stock issued under employee benefit plans and other	—	—	—	35	47	—	—	82	—	82
Dividends declared on common stock	—	—	—	—	—	(142)	—	(142)	—	(142)
Balance as of June 30, 2021	683	$683	184	$(11,561)	$6,090	$16,658	$(3,376)	$8,494	$41	$8,535

	For the six months ended June 30, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2021	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income	—	—	—	—	—	596	—	596	5	601
Other comprehensive income (loss)	—	—	—	—	—	—	(62)	(62)	—	(62)
Purchases of treasury stock	—	—	7	(600)	—	—	—	(600)	—	(600)
Stock issued under employee benefit plans and other	—	—	(2)	90	47	—	—	137	—	137
Dividends declared on common stock	—	—	—	—	—	(266)	—	(266)	—	(266)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2021	683	$683	184	$(11,561)	$6,090	$16,658	$(3,376)	$8,494	$41	$8,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2022	2021
Cash flows from operations
Net income	$328	$601
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	735	439
Deferred income taxes	(87)	(36)
Stock compensation	77	59
Net periodic pension and other postretirement costs	28	51
Other	(41)	10
Changes in balance sheet items:
Accounts receivable, net	43	(42)
Inventories	(308)	(155)
Prepaid expenses and other current assets	(67)	(24)
Accounts payable	91	(9)
Accrued expenses and other current liabilities	(231)	(9)
Other	(86)	(31)
Cash flows from operations	482	854
Cash flows from investing activities
Capital expenditures	(311)	(329)
Acquisitions, net of cash acquired, and investments	(190)	(417)
Other investing activities, net	10	20
Cash flows from investing activities	(491)	(726)
Cash flows from financing activities
Repayments of debt	(749)	—
Net increases (decreases) in debt with original maturities of three months or less	(45)	51
Cash dividends on common stock	(281)	(249)
Proceeds from stock issued under employee benefit plans	88	93
Purchases of treasury stock	—	(565)
Other financing activities, net	(30)	(37)
Cash flows from financing activities	(1,017)	(707)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(74)	(17)
Decrease in cash, cash equivalents and restricted cash	(1,100)	(596)
Cash, cash equivalents and restricted cash at beginning of period (1)	2,956	3,736
Cash, cash equivalents and restricted cash at end of period (1)	$1,856	$3,140
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of June 30, 2022, December 31, 2021, and June 30, 2021 (in millions):

	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$1,852	$2,951	$3,136
Restricted cash included in prepaid expenses and other current assets	4	5	4
Cash, cash equivalents and restricted cash	$1,856	$2,956	$3,140
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
Risks and Uncertainties Related to COVID-19 and Global Economic and Other Conditions
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses. Initial measures taken in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020. As a result, the pandemic has created significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 9. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, subvariants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees, moratoriums on elective procedures and mandatory quarantines and travel restrictions). These measures have caused, and may continue to cause in the future, increased levels of absenteeism, including at our manufacturing and distributing facilities. Many of our manufacturing plant and distribution center personnel are currently unvaccinated, and we may also experience employee resistance in complying with current and future government vaccine and testing mandates, which may cause labor shortages significantly impacting manufacturing production and distribution center productivity. Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility.
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call around the world, the war in Ukraine and certain other geopolitical events. We may continue to experience these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.
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
The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2022. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for acquired intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$399
Accounts receivable	562
Inventories	557
Prepaid expenses and other current assets	49
Property, plant and equipment	502
Goodwill	6,820
Other intangible assets	6,029
Operating lease right-of-use assets	74
Other non-current assets	132
Short-term debt	(250)
Accounts payable	(140)
Accrued expenses and other current liabilities	(557)
Long-term debt and finance lease obligations	(2,118)
Operating lease liabilities	(57)
Other non-current liabilities	(1,526)
Total assets acquired and liabilities assumed	$10,476
In the first half of 2022 we recorded measurement period adjustments, primarily impacting accounts receivable, other intangible assets, and deferred income tax liabilities. Individually the measurement period adjustments were not material and in total increased goodwill by $35 million. The measurement period adjustments did not have a significant impact to our results of operations.
The goodwill from the Hillrom acquisition, which is not deductible for tax purposes, includes the value of an assembled workforce as well as the overall strategic benefits provided to our product portfolio and is included in the Hillrom segment.
For the six months ended June 30, 2022, we recognized $159 million of incremental costs of sales from the fair value step-ups on acquired Hillrom inventory that was sold in the first quarter.
Other Business Development Activities
In March 2022, we entered into an agreement with a subsidiary of Pfizer Inc. to acquire the rights to Zosyn, a premixed frozen piperacillin-tazobactam product, in the U.S. and Canada. Zosyn is used for the treatment of intra-abdominal infections, nosocomial pneumonia, skin and skin structure infections, female pelvic infections and community-acquired pneumonia. Under the terms of the acquisition, we paid the acquisition price of $122 million currently, received specified intellectual property, including patent rights, in the first quarter and will receive additional intellectual property, including the product rights to Zosyn, in the first quarter of 2023. Under the arrangement, we are entitled to receive profit sharing payments from sales of Zosyn until the product rights transfer to us in March 2023.
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
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$129	$120	$122	$125
Charged to costs and expenses	3	(4)	9	(3)
Write-offs	(1)	(1)	(2)	(1)
Currency translation adjustments	(6)	2	(4)	(4)
Balance at end of period	$125	$117	$125	$117
Inventories

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$678	$591
Work in process	317	300
Finished goods	1,668	1,562
Inventories	$2,663	$2,453
Property, Plant and Equipment, Net

(in millions)	June 30, 2022	December 31, 2021
Property, plant and equipment, at cost	$11,504	$11,728
Accumulated depreciation	(6,528)	(6,550)
Property, plant and equipment, net	$4,976	$5,178

Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest expense, net of capitalized interest	$93	$37	$181	$74
Interest income	(4)	(3)	(7)	(6)
Interest expense, net	$89	$34	$174	$68
Other (Income) Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Foreign exchange (gains) losses, net	$(15)	$8	$(26)	$5
Pension and other postretirement benefit plans	(7)	3	(12)	7
Pension curtailment	(11)	—	(11)	—
Change in fair value of marketable equity securities	(8)	(9)	(8)	(7)
Other, net	(3)	(4)	(3)	(2)
Other (income) expense, net	$(44)	$(2)	$(60)	$3
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the six months ended June 30, 2022 and 2021 were $23 million and $21 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of June 30, 2022 and 2021 were $66 million and $70 million, respectively.
Unsettled share repurchases included in accrued expenses and other current liabilities as of June 30, 2022 and 2021 were $8 million and $35 million, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Hillrom	Total
Balance as of December 31, 2021	$2,517	$309	$224	$6,786	$9,836
Acquisition accounting adjustments	—	—	—	35	35
Currency translation	(150)	(17)	(14)	(46)	(227)
Balance as of June 30, 2022	$2,367	$292	$210	$6,775	$9,644
As of June 30, 2022, there were no reductions in goodwill relating to impairment losses.

Other intangible assets, net
The following is a summary of our other intangible assets.

				Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Other amortized intangible assets	Trade names	In process Research and Development	Total
June 30, 2022
Gross other intangible assets	$3,452	$3,802	$319	$1,910	$230	$9,713
Accumulated amortization	(347)	(1,685)	(222)	—	—	(2,254)
Other intangible assets, net	$3,105	$2,117	$97	$1,910	$230	$7,459
December 31, 2021
Gross other intangible assets	$3,437	$3,801	$344	$1,910	$230	$9,722
Accumulated amortization	(162)	(1,556)	(212)	—	—	(1,930)
Other intangible assets, net	$3,275	$2,245	$132	$1,910	$230	$7,792
Intangible asset amortization expense was $193 million and $67 million for the three months ended June 30, 2022 and 2021, respectively, and $410 million and $131 million for the six months ended June 30, 2022 and 2021.
5. FINANCING ARRANGEMENTS
Significant Debt Activity
In the first half of 2022, we repaid $335 million of our $2.0 billion three-year term loan facility and $355 million of our $2.0 billion five-year term loan facility. The loss from the early extinguishment of this debt was not significant.
In December 2021, we issued $800 million of 0.868% senior notes due in 2023, $1.4 billion of 1.322% senior notes due in 2024, $1.45 billion of 1.915% senior notes due in 2027, $1.25 billion of 2.272% senior notes due in 2028, $1.55 billion of 2.539% senior notes due in 2032, $750 million of 3.132% senior notes due in 2051, $300 million of floating rate senior notes due in 2023 and $300 million of floating rate senior notes due in 2024 (collectively, the Hillrom notes) to fund a portion of the consideration for the Hillrom acquisition, repay certain indebtedness of Hillrom and to pay fees and expenses related to the foregoing. In conjunction with the issuances of the Hillrom notes, we entered into a registration rights agreement in which we agreed to file a registration statement with the SEC with respect to an offer to exchange the Hillrom notes for new issues of notes with the same terms registered under the Securities Act of 1933, as amended. Those exchange offers with respect to the Hillrom notes were completed in June 2022.
Credit Facilities
Our U.S. dollar-denominated revolving credit facility has a capacity of $2.5 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of June 30, 2022 or December 31, 2021. Our U.S. dollar-denominated revolving credit facility guarantees our obligations under commercial paper borrowings, which reduces our borrowing capacity by the amount of such outstanding commercial paper borrowings.
Commercial Paper
As of June 30, 2022, we had $200 million of commercial paper outstanding with a weighted-average interest rate of 1.8% and an original weighted-average term of 51 days. As of December 31, 2021, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 0.27% and an original weighted-average term of 88 days.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2022 and December 31, 2021, our total recorded reserves with respect to legal and environmental matters were $38 million and $72 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in an ongoing environmental remediations associated with historic operations at certain of our facilities. As of June 30, 2022 and December 31, 2021, our environmental reserves, which are measured on an undiscounted basis, were $18 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. The settlement of these claims does not preclude potential future lawsuits.
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

On December 28, 2021, Linet Americas, Inc. (Linet) filed a complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Northern District of Illinois, captioned Linet Americas, Inc. v. Hill-Rom Holdings, Inc.; Hill-Rom Company, Inc.; Hill-Rom Services, Inc. Linet alleges that Hillrom violated Sections 1, 2 and 3 of The Sherman Antitrust Act of 1890 and the Illinois Antitrust Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. Hillrom filed an answer to the complaint on January 28, 2022 and filed on May 27, 2022, a motion challenging certain aspects of plaintiff's case.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three and six months ended June 30, 2022 were $0.29 and $0.57. Cash dividends declared per share for the three and six months ended June 30, 2021 were $0.28 and $0.525.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. Our Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the second quarter of 2022 we repurchased 0.1 million shares under this authority pursuant to Rule 10b5-1 plans. During the first half of 2021, we repurchased 7.3 million shares under this authority pursuant to Rule 10b5-1 plans. We had $1.3 billion remaining available under the authorization as of June 30, 2022.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, currency translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.

The following table is a net-of-tax summary of the changes in accumulated other comprehensive (loss) income (AOCI) by component for the six months ended June 30, 2022 and 2021.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale Debt securities	Total
Gains (losses)
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(432)	19	13	2	(398)
Amounts reclassified from AOCI (a)	—	13	(2)	—	11
Net other comprehensive income (loss)	(432)	32	11	2	(387)
Balance as of June 30, 2022	$(3,339)	$(315)	$(115)	$2	$(3,767)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
Other comprehensive income (loss) before reclassifications	(120)	8	1	(111)
Amounts reclassified from AOCI (a)	—	33	16	49
Net other comprehensive income (loss)	(120)	41	17	(62)
Balance as of June 30, 2021	$(2,707)	$(533)	$(136)	$(3,376)
(a)    See table below for details about these reclassifications.
The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2022 and 2021.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2022	Six months ended June 30, 2022	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(8)	$(17)	Other (income) expense, net
Less: Tax effect	2	4	Income tax expense
	$(6)	$(13)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$3	$5	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
	1	2	Total before tax
Less: Tax effect	—	—	Income tax expense
	$1	$2	Net of tax
Total reclassifications for the period	$(5)	$(11)	Total net of tax
(a)    Amounts in parentheses indicate reductions to net income

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2021	Six months ended June 30, 2021	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(20)	$(41)	Other expense, net
Less: Tax effect	4	8	Income tax expense
	$(16)	$(33)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$(8)	$(18)	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
	(10)	(21)	Total before tax
Less: Tax effect	3	5	Income tax expense
	$(7)	$(16)	Net of tax
Total reclassifications for the period	$(23)	$(49)	Total net of tax
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
As of June 30, 2022, we had $10.8 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 15% of this amount as revenue over the remainder of 2022, 30% in 2023, 25% in 2024, 15% in 2025 and 15% thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and six months ended June 30, 2022 and 2021 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $2.3 billion and $2.4 billion as of June 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes our contract assets:

(in millions)	June 30, 2022	December 31, 2021
Contract manufacturing services	$62	$50
Software sales	41	45
Bundled equipment and consumable medical products contracts	120	100
Contract assets	$223	$195
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	June 30, 2022	December 31, 2021
Prepaid expenses and other current assets	$102	$84
Other non-current assets	121	111
Contract assets	$223	$195

Accrued expenses and other current liabilities	$153	$162
Other non-current liabilities	80	84
Contract liabilities	$233	$246
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

The following table summarizes contract liability activity for the six months ended June 30, 2022. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Six months ended June 30, 2022
Balance at beginning of period	$246
New revenue deferrals	282
Revenue recognized upon satisfaction of performance obligations	(290)
Currency translation	(5)
Balance at end of period	$233
During the six months ended June 30, 2021, the amount of revenue recognized that was included in contract liabilities as of December 31, 2020 was not significant.
Disaggregation of Net Sales
In connection with our acquisition of Hillrom in December 2021, we added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions.
The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	Three Months Ended June 30,
	2022			2021
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$225	$706	$931	$217	$747	$964
Medication Delivery [2]	459	251	710	444	253	697
Pharmaceuticals [3]	164	364	528	162	384	546
Clinical Nutrition [4]	90	140	230	84	153	237
Advanced Surgery [5]	151	112	263	144	112	256
Acute Therapies [6]	58	115	173	61	127	188
BioPharma Solutions [7]	75	88	163	65	118	183
Patient Support Systems [8]	284	80	364	—	—	—
Front Line Care [9]	202	80	282	—	—	—
Surgical Solutions [10]	36	33	69	—	—	—
Other [11]	20	13	33	21	6	27
Total Baxter	$1,764	$1,982	$3,746	$1,198	$1,900	$3,098

	Six Months Ended June 30,
	2022			2021
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$450	$1,375	$1,825	$433	$1,453	$1,886
Medication Delivery [2]	931	485	1,416	855	494	1,349
Pharmaceuticals [3]	321	728	1,049	362	736	1,098
Clinical Nutrition [4]	174	283	457	167	304	471
Advanced Surgery [5]	287	204	491	270	203	473
Acute Therapies [6]	126	235	361	142	253	395
BioPharma Solutions [7]	127	192	319	109	209	318
Patient Support Systems [8]	579	168	747	—	—	—
Front Line Care [9]	409	167	576	—	—	—
Surgical Solutions [10]	73	74	147	—	—	—
Other [11]	44	21	65	40	14	54
Total Baxter	$3,521	$3,932	$7,453	$2,378	$3,666	$6,044
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

The components of lease revenue for the three and six months ended June 30, 2022 and 2021 were:

(in millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
Sales-type lease revenue	$5	$8
Operating lease revenue	113	235
Variable lease revenue	12	32
Total lease revenue	$130	$275

(in millions)	Three months ended June 30, 2021	Six months ended June 30, 2021
Sales-type lease revenue	$10	$16
Operating lease revenue	35	69
Variable lease revenue	15	32
Total lease revenue	$60	$117
Our net investment in sales-type leases was $101 million as of June 30, 2022, of which $21 million originated in 2018 and prior, $21 million in 2019, $28 million in 2020, $25 million in 2021, and $6 million in 2022.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. In the current period, restructuring charges include actions taken in connection with our integration of Hillrom. From the commencement of our business optimization activities in the second half of 2015 through June 30, 2022, we have incurred cumulative pre-tax costs of $1.3 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs, primarily related to implementation of business optimization programs, of approximately $29 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our integration of Hillrom, and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and six months ended June 30, 2022 and 2021, we recorded the following charges related to business optimization programs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Restructuring charges	$26	$10	$93	$35
Costs to implement business optimization programs	16	8	30	10
Total business optimization charges	$42	$18	$123	$45
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and six months ended June 30, 2022 and 2021, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and six months ended June 30, 2022 and 2021, we recorded the following restructuring charges.

	Three months ended June 30, 2022
(in millions)	COGS	SG&A	Total
Employee termination costs	$4	$16	$20
Contract termination and other costs	—	5	5
Asset impairments	—	1	1
Total restructuring charges	$4	$22	$26

	Three months ended June 30, 2021
(in millions)	COGS	SG&A	Total
Employee termination costs	$8	$1	$9
Asset impairments	1	—	1
Total restructuring charges	$9	$1	$10

	Six months ended June 30, 2022
(in millions)	COGS	SG&A	Total
Employee termination costs	$6	$63	$69
Contract termination and other costs	—	17	17
Asset impairments	—	7	7
Total restructuring charges	$6	$87	$93

	Six months ended June 30, 2021
(in millions)	COGS	SG&A	Total
Employee termination costs	$24	$6	$30
Asset impairments	5	—	5
Total restructuring charges	$29	$6	$35
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2021	$109
Charges	92
Payments	(70)
Reserve adjustments	(6)
Currency translation	(9)
Liability balance as of June 30, 2022	$116
Substantially all of our restructuring liabilities as of June 30, 2022 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2023.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Pension benefits
Service cost	$21	$22	$40	$44
Interest cost	24	18	48	36
Expected return on plan assets	(40)	(36)	(79)	(72)
Amortization of net losses and prior service costs	11	23	23	46
Net periodic pension cost	$16	$27	$32	$54
OPEB
Interest cost	$1	$1	$2	$2
Amortization of net loss and prior service credit	(3)	(3)	(6)	(5)
Net periodic OPEB cost (income)	$(2)	$(2)	$(4)	$(3)
U.S. Hillrom Pension Plan Amendment
In May 2022, we announced that the pay and service amounts used to calculate pension benefits for active non-bargaining participants in our U.S. Hillrom pension plan will freeze as of December 31, 2022. Years of additional service earned and eligible compensation received after December 31, 2022 will not be included in the determination of the benefits payable to those participants. This change resulted in an $11 million decline in the projected benefit obligation (PBO) with an offsetting curtailment gain included within other income (expense), net on the condensed consolidated statements of income for the three months and six months ended June 30, 2022.
12. INCOME TAXES
Our effective income tax rate was 13.6% and 23.2% for the three months ended June 30, 2022 and 2021, respectively, and 15.7% and 19.1% for the six months ended June 30, 2022 and 2021, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.
For the three and six months ended June 30, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and discrete tax matters in various jurisdictions, of which none were individually material, partially offset by an increase in our liabilities for uncertain tax positions.
For the three and six months ended June 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and decreases in accrued withholding taxes in several foreign jurisdictions, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
13. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Basic shares	504	503	503	504
Effect of dilutive securities	4	6	5	6
Diluted shares	508	509	508	510
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 12 million and 8 million equity awards for the three and six months ended June 30, 2022, respectively, and 7 million equity awards for the three and six months ended June 30, 2021, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 7 for additional information regarding items impacting basic and diluted shares.
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

The notional amounts of foreign exchange contracts designated as cash flow hedges were $403 million and $377 million as of June 30, 2022 and December 31, 2021, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at June 30, 2022 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2022 and December 31, 2021.
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
There were no outstanding interest rate contracts designated as fair value hedges as of June 30, 2022 and December 31, 2021.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of June 30, 2022, we had an accumulated pre-tax unrealized translation gain in AOCI of $139 million related to the Euro-denominated senior notes.
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
There were no hedge dedesignations in the first six months of 2022 or 2021 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2022 or 2021.
If we remove a net investment hedge designation, any gains or losses recognized in AOCI are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first six months of 2022 or 2021.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $998 million as of June 30, 2022 and $851 million as of December 31, 2021.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended June 30, 2022 and

2021.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2022	2021		2022	2021
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(2)	$(2)
Foreign exchange contracts	19	(3)	Cost of sales	3	(8)
Net investment hedges	143	(31)	Other (income) expense, net	—	—
Total	$162	$(34)		$1	$(10)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2022	2021
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(26)	$3
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the six months ended June 30, 2022 and 2021.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2022	2021		2022	2021
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(3)	$(3)
Foreign exchange contracts	16	1	Cost of sales	5	(18)
Net investment hedges	185	83	Other (income) expense, net	—	—
Total	$201	$84		$2	$(21)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2022	2021
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(23)	$(19)
As of June 30, 2022, $7 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2022.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$14	Accrued expenses and other current liabilities	$—
Total derivative instruments designated as hedges		14		—
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	9
Total derivative instruments		$14		$9

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

	June 30, 2022		December 31, 2021
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$14	$9	$8	$5
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(3)	(3)	(2)	(2)
Total	$11	$6	$6	$3
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of June 30, 2022	Balance as of December 31, 2021	Balance as of June 30, 2022	Balance as of December 31, 2021
Long-term debt	$101	$101	$4	$4
(a) These fair value hedges were terminated in 2018 and earlier periods.

15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$14	$—	$14	$—
Available-for-sale debt securities	44	—	—	44
Marketable equity securities	30	30	—	—
Total	$88	$30	$14	$44
Liabilities
Foreign exchange contracts	$9	$—	$9	$—
Contingent payments related to acquisitions	113	—	—	113
Total	$122	$—	$9	$113

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$8	$—	$8	$—
Available-for-sale debt securities	30	—	—	30
Marketable equity securities	10	10	—	—
Total	$48	$10	$8	$30
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	143	—	—	143
Total	$148	$—	$5	$143
As of June 30, 2022 and December 31, 2021, cash and cash equivalents of $1.9 billion and $3.0 billion, respectively, included money market and other short-term funds of approximately $247 million and $816 million, respectively, which are considered Level 2 in the fair value hierarchy.
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
Available-for-sale debt securities, which consist of convertible debt and convertible redeemable preferred shares issued by nonpublic entities, are measured using discounted cash flow and option pricing models. Those available-for-sale debt securities are classified as Level 3 fair value measurements when there are no observable transactions near the balance sheet date due to the lack of observable data over certain fair value inputs such as equity volatility. The fair values of available-for-sale debt securities increase when interest rates decrease, equity volatility increases, or the fair values of the equity shares underlying the conversion options increase.
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
The following table is a reconciliation of recurring fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and available-for-sale debt securities.

	Three months ended June 30,
	2022		2021
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions
Fair value at beginning of period	$124	$53	$38
Change in fair value recognized in earnings	(11)	—	(5)
Change in fair value recognized in AOCI	—	1	—
Transfers out of Level 3	—	(10)	—
Currency translation	—	—	1
Fair value at end of period	$113	$44	$34

	Six months ended June 30,
	2022		2021
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions
Fair value at beginning of period	$143	$30	$30
Additions	—	21	24
Change in fair value recognized in earnings	(28)	—	(5)
Change in fair value recognized in AOCI	—	3	—
Payments	(2)	—	(16)
Transfers out of Level 3	—	(10)	—
Currency translation	—	—	1
Fair value at end of period	$113	$44	$34
During the second quarter and first half of 2022, $8 million of available-for-sale debt securities that were previously classified as Level 3 converted to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon the initial public offering of the investee.
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of June 30, 2022 and December 31, 2021.

	Book values		Fair values(a)
(in millions)	2022	2021	2022	2021
Liabilities
Short-term debt	$200	$301	$200	$301
Current maturities of long-term debt and finance lease obligations	208	210	207	212
Long-term debt and finance lease obligations	16,278	17,149	14,996	17,568
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $104 million as of June 30, 2022 and $114 million as of December 31, 2021. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, manufacturing variances and centrally managed supply chain costs, product category support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). For the period from our acquisition of Hillrom on December 13, 2021 through December 31, 2021, we previously included all costs incurred by the Hillrom business within that segment, including the types of costs described in the preceding sentence that are maintained at Corporate for our legacy Baxter segments. In connection with our ongoing integration activities, beginning in the first quarter 2022, we have updated the measure of profitability for our Hillrom segment by excluding such unallocated costs, consistent with our legacy Baxter segments. Those unallocated costs related to Hillrom, which totaled $61 million and $280 million for the three and six months ended June 30, 2022, respectively, are now presented within Corporate as well.

Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
Financial information for our segments is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net sales:
Americas	$1,646	$1,624	$3,272	$3,184
EMEA	738	783	1,437	1,521
APAC	647	691	1,274	1,339
Hillrom	715	—	1,470	—
Total net sales	$3,746	$3,098	$7,453	$6,044
Operating income:
Americas	$567	$632	$1,177	$1,231
EMEA	169	159	288	294
APAC	156	152	307	290
Hillrom	149	—	349	—
Total segment operating income	$1,041	$943	$2,121	$1,815

The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Total segment operating income	$1,041	$943	$2,121	$1,815
Corporate and other	(701)	(519)	(1,618)	(1,001)
Total operating income	340	424	503	814
Interest expense, net	89	34	174	68
Other (income) expense, net	(44)	(2)	(60)	3
Income before income taxes	$295	$392	$389	$743
Refer to Note 9 for additional information on Net Sales by product category.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three and six months ended June 30, 2022 totaled $252 million, or $0.50 per diluted share, and $323 million, or $0.64 per diluted share, compared to $298 million, or $0.59 per diluted share, and $596 million, or $1.17 per diluted share, for the three and six months ended June 30, 2021. The first quarter of 2022 was the first full quarter reflecting Hillrom results of operations after the December 13, 2021 acquisition. Net income for the three and six months ended June 30, 2022 included special items which decreased net income by $191 million and $591 million, respectively, or $0.37 and $1.16 per diluted share, respectively, as further discussed below. Net income for the three and six months ended June 30, 2021 included special items which decreased net income by $111 million and $199 million, respectively, or $0.21 and $0.39 per diluted share, respectively, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Gross Margin
Intangible asset amortization expense	$(112)	$(67)	$(234)	$(131)
Business optimization items[1]	(6)	(10)	(8)	(31)
Acquisition and integration expenses[2]	(9)	—	(173)	—
European medical devices regulation[3]	(12)	(11)	(23)	(19)
Product-related items[5]	—	—	(23)	—
Total Special Items	$(139)	$(88)	$(461)	$(181)
Impact on Gross Margin Ratio	(3.7 pts)	(2.8 pts)	(6.2 pts)	(3.0 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$81	$—	$176	$—
Business optimization items[1]	36	8	114	14
Acquisition and integration expenses[2]	20	1	44	2
Investigation and related costs[4]	—	17	—	28
Total Special Items	$137	$26	$334	$44
Impact on SG&A Ratio	3.7 pts	0.9 pts	4.5 pts	0.7 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$—	$—	$1	$—
Total Special Items	$—	$—	$1	$—
Impact on R&D Ratio	0.0 pts	0.0 pts	0.0 pts	0.0 pts
Other Operating Income, net
Acquisition and integration expenses[2]	$(11)	$(5)	$(28)	$(5)
Total Special Items	$(11)	$(5)	$(28)	$(5)
Other Income (Expense), net
Pension curtailment[6]	$(11)	$—	$(11)	$—
Total Special Items	$(11)	$—	$(11)	$—
Income Tax Expense
Tax matters[7]	$—	$22	$—	$22
Tax effects of special items[8]	(63)	(20)	(166)	(43)
Total Special Items	$(63)	$2	$(166)	$(21)
Impact on Effective Tax Rate	(5.2 pts)	5.2 pts	(4.1 pts)	2.1 pts
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
1In 2022 and 2021, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing and distribution facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. In the current period, restructuring charges include actions taken in connection with our integration of Hillrom, which we acquired in

December 2021. Our results in 2022 included business optimization charges of $42 million in the second quarter and $123 million in the first half. Our results in 2021 included business optimization charges of $18 million in the second quarter and $45 million in the first half. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results in 2022 included $18 million in the second quarter and $189 million in the first half of acquisition and integration-related expenses. Those costs included $29 million in the second quarter and $217 million in the first half related to our acquisition of Hillrom, primarily reflecting $159 million of incremental costs of sales in the first half from the fair value step-ups on acquired Hillrom inventory that was sold in the first quarter. We have not incurred and we do not expect to incur significant incremental cost of sales from those inventory fair value step-ups beyond what was recognized in the first quarter 2022. Other integration expenses in the current period included third party consulting costs related to our integration and related cost savings activities. Those acquisition and integration-related expenses related to Hillrom were partially offset by an $11 million benefit in the second quarter and a $28 million benefit in the first half from changes in the estimated fair value of contingent consideration liabilities. Our results in 2021 included $1 million in the second quarter and $2 million in the first half of integration expenses related to our acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. that was offset by a benefit of $5 million in the second quarter for the change in the estimated fair value of contingent consideration liabilities. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
3Our results in 2022 included $12 million in the second quarter and $23 million in the first half of costs related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that became effective in stages beginning in 2021. Our results in 2021 included $11 million in the second quarter and $19 million in the first half of costs related to these requirements.
4Our results in 2021 included charges of $17 million in the second quarter and $28 million in the first half for investigation and related cost for matters associated with our previously announced investigation of foreign exchange gains and losses. Refer to Note 6 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation.
5Our results in 2022 included charges $23 million in the first half related to warranty and remediation activities arising from two field corrective actions on certain of our infusion pumps.
6Our results in 2022 included a curtailment gain of $11 million in the second quarter and first half related to an announced change for active non-bargaining participants in our U.S. Hillrom pension plan.
7Our results in 2021 included a charge of $22 million related to an unfavorable court ruling for an uncertain tax position.
8Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Risks and Uncertainties Related to COVID-19 and Global Economic and Other Conditions
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses. Initial measures taken in 2020 led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020. As a result, the pandemic has created significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 9. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. For example, concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, subvariants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to mandatory vaccinations for certain of our employees, moratoriums on elective procedures and mandatory quarantines and travel restrictions). These measures have caused, and may continue to cause in the future, increased levels of absenteeism, including at our manufacturing and distributing facilities. Many of our manufacturing plant and distribution center personnel are currently unvaccinated, and we may also experience employee resistance in complying with current and future government vaccine and testing mandates, which may cause labor shortages significantly impacting manufacturing production and distribution center productivity.

Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility.
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call around the world, the war in Ukraine and certain other geopolitical events. We may continue to experience these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.
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
For further discussion, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
NET SALES

	Three Months Ended June 30,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
United States	$1,764	$1,198	47%	47%
International	$1,982	1,900	4%	13%
Total net sales	$3,746	$3,098	21%	26%

	Six Months Ended June 30,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
United States	$3,521	$2,378	48%	48%
International	$3,932	3,666	7%	14%
Total net sales	$7,453	$6,044	23%	27%
Our acquisition of Hillrom favorably impacted net sales by 23 and 24 percentage points during the second quarter and first half of 2022, respectively, compared to the prior year periods. Foreign currency unfavorably impacted net sales by 5 and 4 percentage points during the second quarter and first half of 2022, respectively, compared to the prior-year periods, principally due to the strengthening of the U.S. Dollar relative to the Euro, British Pound, Turkish Lira, Australian Dollar and Japanese Yen.
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

Product Category Net Sales Reporting
Upon our acquisition of Hillrom, we added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions. Our product categories include the following:
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
•Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
•    Other includes sales of other miscellaneous product and service offerings.
The following is a summary of net sales by product category:

	Three Months Ended June 30,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
Renal Care	$931	$964	(3)%	2%
Medication Delivery	710	697	2%	4%
Pharmaceuticals	528	546	(3)%	3%
Clinical Nutrition	230	237	(3)%	4%
Advanced Surgery	263	256	3%	8%
Acute Therapies	173	188	(8)%	(4)%
BioPharma Solutions	163	183	(11)%	(5)%
Patient Support Systems	364	—	N/A	N/A
Front Line Care	282	—	N/A	N/A
Surgical Solutions	69	—	N/A	N/A
Other	33	27	22%	26%
Total Baxter	$3,746	$3,098	21%	26%

	Six months ended June 30,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
Renal Care	$1,825	$1,886	(3)%	1%
Medication Delivery	1,416	1,349	5%	7%
Pharmaceuticals	1,049	1,098	(4)%	1%
Clinical Nutrition	457	471	(3)%	3%
Advanced Surgery	491	473	4%	8%
Acute Therapies	361	395	(9)%	(6)%
BioPharma Solutions	319	318	0%	6%
Patient Support Systems	747	—	N/A	N/A
Front Line Care	576	—	N/A	N/A
Surgical Solutions	147	—	N/A	N/A
Other	65	54	20%	22%
Total Baxter	$7,453	$6,044	23%	27%
Renal Care net sales decreased 3% in the second quarter and 3% in the first half of 2022, as compared to the prior-year periods. The decrease in the second quarter and first half was driven by a 5% and 4%, respectively, negative impact from foreign exchange rate changes, as compared to the prior-year periods, and lower in-center HD sales, partially offset by global patient growth in PD.
Medication Delivery net sales increased 2% in the second quarter and 5% in the first half of 2022, as compared to the prior-year periods. The increase in the second quarter and first half was driven by increased demand for IV administration sets and solutions, reflecting a recovery in hospital admission rates and surgical procedures. The first half of 2022 was also favorably impacted by lower U.S. customer rebates in the current year period. Those items were partially offset by lower sales of infusion pumps, a 2% negative impact in the second quarter and first half of 2022 from foreign exchange rates as compared to the prior-year periods and sales headwinds in China driven by COVID-related lockdowns. Supply chain constraints, including constraints related to the availability of semiconductor components and other components used in the production of our infusion pumps, and the fact that our new infusion pump platform has not yet received FDA clearance in the U.S. have contributed to lower sales of infusion pumps in the current year periods.
Pharmaceuticals net sales decreased 3% in the second quarter and 4% in the first half of 2022, as compared to the prior-year periods. The decrease in the second quarter and first half was primarily driven by a 6% and 5%, respectively, negative impact from foreign exchange rates, as compared to the prior-year periods. Additionally, pharmaceuticals net sales were adversely impacted by new market entrants increasing competition for certain molecules. Those items were partially offset by increased sales internationally for inhaled anesthesia products.
Clinical Nutrition net sales decreased 3% in the second quarter and the first half of 2022, as compared to the prior-year periods. The decrease in the second quarter and first half was driven by a 7% and 6%, respectively, negative impact from foreign exchange rate changes, as compared to the prior-year periods, and lower sales of vitamins resulting from ongoing supply constraints. Those decreases were partially offset by growth in the U.S. for our PN therapies and related products, including our PN multi-chamber bags.
Advanced Surgery net sales increased 3% in the second quarter and 4% in the first half of 2022, as compared to the prior-year periods. The increase in the second quarter and first half was driven by continued recovery in surgical procedures, particularly in EMEA, and benefits from competitor supply constraints. Partially offsetting that increase was a 5% and 4%, respectively, negative impact from foreign exchange rates, as compared to the prior-year periods.
Acute Therapies net sales decreased 8% in the second quarter and 9% in the first half of 2022, as compared to the prior-year periods. The decrease in the second quarter and first half was driven by lower COVID-related demand for our CRRT systems and a 4% and 3%, respectively, negative impact from foreign exchange rate changes, as compared to the prior-year periods.
BioPharma Solutions net sales decreased 11% in the second quarter and was flat in the first half of 2022, as compared to the prior-year periods. The decrease in the second quarter includes a 6% negative impact from foreign exchange rates, as compared to the prior-year quarterly period, and lower sales from manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies, reflecting a challenging comparison against a strong prior-year quarterly period. The flat net sales for the first half of 2022 reflects the offsetting impacts of a 6% negative impact from foreign exchange rates and higher sales of manufacturing services and supply packaging related to the production of COVID-19 vaccines, both as compared to the first half of 2021.
The Patient Support Systems, Front Line Care and Surgical Solutions product categories were added in connection with our acquisition of Hillrom in December of 2021. Net sales of those product categories have been adversely impacted in the current year periods by ongoing supply chain constraints, particularly related to components used in our Front Line Care product offerings, and by delays in product installations for Patient Support Systems and Surgical Solutions resulting from limitations on hospital access due, in part, to staffing challenges being experienced by those customers.
Gross Margin and Expense Ratios

	Three months ended June 30,
	2022	% of net sales	2021	% of net sales	$ change	% change
Gross margin	$1,453	38.8%	$1,233	39.8%	$220	17.8%
SG&A	$976	26.1%	$675	21.8%	$301	44.6%
R&D	$148	4.0%	$139	4.5%	$9	6.5%

	Six months ended June 30,
	2022	% of net sales	2021	% of net sales	$ change	% change
Gross margin	$2,801	37.6%	$2,378	39.3%	$423	17.8%
SG&A	$2,028	27.2%	$1,302	21.5%	$726	55.8%
R&D	$298	4.0%	$267	4.4%	$31	11.6%
Gross Margin
The gross margin ratio was 38.8% and 37.6% in the second quarter and first half of 2022, respectively. The special items identified above had an unfavorable impact of approximately 3.7 and 6.2 percentage points on the gross margin ratio in the second quarter and first half of 2022, respectively. The gross margin ratio was 39.8% and 39.3% in the second quarter and first half of 2021, respectively. The special items identified above had an unfavorable impact of approximately 2.8 and 3.0 percentage points on the gross margin ratio in the second quarter and first half of 2021, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased in the second quarter and first half of 2022 compared to the prior-year periods. The decrease was primarily driven by raw materials inflation and increased supply chain costs, partially offset by a favorable product mix that was primarily driven by our acquisition of Hillrom and lower bonus accrual under our annual employee incentive compensation plans.
SG&A
The SG&A expenses ratio was 26.1% and 27.2% in the second quarter and first half of 2022, respectively. The special items identified above had an unfavorable impact of approximately 3.7 and 4.5 percentage points on the SG&A expenses ratio in the second quarter and first half of 2022, respectively. The SG&A expenses ratio was 21.8% and 21.5% in the second quarter and first half of 2021, respectively. The special items identified above had an unfavorable impact of approximately 0.9 and 0.7 percentage points on the SG&A expenses ratio in the second quarter and first half of 2021, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio increased in the second quarter and first half of 2022 compared to the prior-year periods primarily due to the acquisition of Hillrom and increased outbound freight costs, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expenses ratio was 4.0% in the second quarter and first half of 2022. The R&D expenses ratio was 4.5% and 4.4% in the second quarter and first half of 2021, respectively.

The R&D expenses ratio decreases in the second quarter and first half of 2022 compared to the prior-year periods were driven by lower bonus accruals under our annual employee incentive compensation plans and decreased project-related expenditures.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. In the current year periods, restructuring charges include actions taken in connection with our integration of Hillrom. From the commencement of our business optimization actions in the second half of 2015 through June 30, 2022, we have incurred cumulative pre-tax costs of $1.3 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation. The reductions in our cost base from these actions in the aggregate are expected to provide cumulative annual pre-tax savings of more than $1.2 billion once the remaining actions are complete. The savings from completed or in-process actions have reduced cost of sales, SG&A expenses, and R&D expenses. Approximately 99 percent of the expected annual pre-tax savings from those actions are expected to be realized by the end of 2022, with the remainder by the end of 2023.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $29 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our integration of Hillrom, and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.
Other Operating Income, Net
Other operating income, net was $11 million and $28 million in the second quarter and first half of 2022, respectively, and $5 million in the second quarter and first half of 2021. Those amounts reflect net decreases in the estimated fair values of contingent consideration liabilities.
Interest Expense, Net
Interest expense, net was $89 million and $174 million in the second quarter and first half of 2022, respectively, and $34 million and $68 million in the second quarter and first half of 2021, respectively. The increases in the second quarter and first half of 2022 were driven by higher average debt outstanding in connection with the Hillrom acquisition.
Other (Income) Expense, Net
Other (income) expense, net was income of $44 million and $60 million in the second quarter and first half of 2022, respectively, and income of $2 million and expense of $3 million in the second quarter and first half of 2021, respectively. The increases in the second quarter and first half of 2022 compared to the prior year were primarily due to foreign exchange gains in the current-year periods versus losses in the prior-year periods, pension benefits in the current-year periods versus expenses in the prior-year periods and a pension curtailment gain in the current-year periods.
In the first quarter of 2021, we began to wind down our operations in Argentina. Upon substantial liquidation of those operations in the future, we expect to reclassify currency translation adjustments (CTA) from accumulated other comprehensive (loss) income to other (income) expense, net and recognize a non-cash charge. As of June 30, 2022, the CTA loss for our Argentina operations was in excess of $60 million.
Income Taxes
Our effective income tax rate was 13.6% and 23.2% in the second quarter, and 15.7% and 19.1% in the first half of 2022 and 2021, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits on stock compensation awards.

For the three and six months ended June 30, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and discrete tax matters in various jurisdictions, of which none were individually material, partially offset by an increase in our liabilities for uncertain tax positions.
For the three and six months ended June 30, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and decreases in accrued withholding taxes in several foreign jurisdictions, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
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

	Net sales				Operating income (loss)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Americas	$1,646	$1,624	$3,272	$3,184	$567	$632	$1,177	$1,231
EMEA	738	783	1,437	1,521	169	159	288	294
APAC	647	691	1,274	1,339	156	152	307	290
Hillrom	715	—	1,470	—	149	—	349	—
Total segments	3,746	3,098	7,453	6,044	1,041	943	2,121	1,815
Corporate and other	—	—	—	—	(701)	(519)	(1,618)	(1,001)
Total	$3,746	$3,098	$7,453	$6,044	$340	$424	$503	$814
Americas
Segment net sales and operating income were $1.6 billion and $567 million, respectively, in the second quarter and $3.3 billion and $1.2 billion, respectively, in the first half of 2022. Segment net sales and operating income were $1.6 billion and $632 million, respectively, in the second quarter and $3.2 billion and $1.2 billion, respectively, in the first half of 2021. The decrease in operating income in the second quarter of 2022 was due to raw materials inflation, higher supply chain costs and lower sales in our BioPharma Solutions and Acute Therapies product categories, partially offset by higher sales in our Medication Delivery and Renal Care product categories. The decrease in operating income in the first half of 2022 was due to raw materials inflation, higher supply chain costs and lower sales in our Pharmaceuticals and Acute Therapies product categories, partially offset by higher sales in Medication Delivery, Renal Care and Advanced Surgery.
EMEA
Segment net sales and operating income were $738 million and $169 million, respectively, in the second quarter and $1.4 billion and $288 million, respectively, in the first half of 2022. Segment net sales and operating income were $783 million and $159 million, respectively, in the second quarter and $1.5 billion and $294 million, respectively, in the first half of 2021. The increase in operating income in the second quarter was primarily due to lower operating expenses and improved gross margin, driven by a favorable product mix, partially offset by the unfavorable impact of foreign exchange rates on results as compared to the prior-year period, raw materials inflation and higher supply chain costs. The decrease in the first half of 2022 was primarily due to an unfavorable impact of foreign exchange rates on results as compared to the prior-year period, raw materials inflation and higher supply chain costs. For the first half of 2022, the decrease in operating income was partially offset by having a full six months of sales from our February 2021 acquisition of the rights to Caelyx and Doxil for specified territories outside the U.S.

APAC
Segment net sales and operating income were $647 million and $156 million, respectively, in the second quarter and $1.3 billion and $307 million, respectively, in the first half of 2022. Segment net sales and operating income were $691 million and $152 million, respectively, in the second quarter and $1.3 billion and $290 million, respectively, in the first half of 2021. The increase in operating income in the second quarter and first half of 2022 was due to lower operating expenses and an improved gross margin, driven by a favorable product mix, partially offset by the unfavorable impact of foreign exchange rates on results as compared to the prior-year period, raw materials inflation, higher supply chain costs and sales headwinds in China driven by COVID-related lockdowns.
Hillrom
Segment net sales and operating income were $715 million and $149 million, respectively, in the second quarter and $1.5 billion and $349 million, respectively, in the first half of 2022. The increases in net sales and operating income in the first quarter and first half of 2022, from zero in the prior year periods, were due to our acquisition of Hillrom in December 2021.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, manufacturing variances and centrally managed supply chain costs, product category support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). For the period from our acquisition of Hillrom on December 13, 2021 through December 31, 2021, we previously included all costs incurred by the Hillrom business within that segment, including the types of costs described in the preceding sentence that are maintained at Corporate for our legacy Baxter segments. In connection with our ongoing integration activities, beginning in the first quarter 2022, we have updated the measure of profitability for our Hillrom segment by excluding such unallocated costs, consistent with our legacy Baxter segments. Those unallocated costs related to Hillrom, which totaled $61 million and $280 million for the three and six months ended June 30, 2022, respectively, are now presented within Corporate as well.
The Corporate operating loss in the second quarter was significantly higher than the prior-year period primarily due to higher intangible asset amortization expense, acquisition and integration-related expenses and business optimization charges, all driven by the Hillrom acquisition, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the six-month periods ended June 30, 2022 and 2021.

	Six months ended June 30,
(in millions)	2022	2021
Cash flows from operations	$482	$854
Cash flows from investing activities	(491)	(726)
Cash flows from financing activities	(1,017)	(707)
Cash Flows from Operations
In the first half of 2022, cash provided by operating activities was $482 million, as compared to cash provided by operating activities of $854 million in the first half of 2021, a decrease of $372 million. The decrease was primarily due to a decrease in our net income in 2022, increases in inventory levels and higher annual payouts under our employee incentive compensation plans in the current year period compared to the prior year period.
Cash Flows from Investing Activities
In the first half of 2022, cash used for investing activities included payments for acquisitions and investments of $190 million, primarily related to our payment to acquire the rights to Zosyn, and capital expenditures of $311 million. In the first half of 2021, cash used for investing activities included payments for acquisitions and investments of $417 million, primarily related to Caelyx and Doxil and Transderm Scop, and capital expenditures of $329 million. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
Cash Flows from Financing Activities
In the first half of 2022, cash used in financing activities included debt repayments of $749 million, dividend payments of $281 million, and a net repayment of short-term borrowings of $45 million, partially offset by proceeds from stock issued under employee benefit plans of $88 million. In the first half of 2021, cash used for financing activities included payments for treasury stock repurchases of $565 million and dividend payments of $249 million, partially offset by proceeds from stock issued under employee benefit plans of $93 million and the net proceeds from commercial paper borrowings of $50 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. Our Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the second quarter of 2022 we repurchased approximately 0.1 million shares under this authority pursuant to Rule 10b5-1 plans. We had $1.3 billion remaining available under this authorization as of June 30, 2022.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of June 30, 2022, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.5 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of June 30, 2022 or December 31, 2021. Our U.S. dollar-denominated revolving credit facility guarantees our obligations under commercial paper borrowings, which reduces our borrowing capacity by the amount of such outstanding commercial paper borrowings.
As of June 30, 2022, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment.

Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $1.9 billion of cash and cash equivalents as of June 30, 2022, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of June 30, 2022, we had approximately $16.7 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2021 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first six months of 2022.
RECENT ACCOUNTING PRONOUNCEMENTS

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. The standard is effective for our financial statements beginning in 2024. The impact of the adoption of this ASU is not expected to have a material effect on our condensed consolidated financial statements.

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
CERTAIN REGULATORY MATTERS
The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris). FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).1 FDA re-inspected the facilities and issued a Form 483 on May 17, 2022. Classification is still pending. Management cannot speculate on when the Claris Warning Letter will be lifted. However, we are continuing to implement corrective and preventive actions to address FDA’s prior observations and other items we identified and management continues to pursue and implement other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S. As previously disclosed, we have secured alternative locations to produce a majority of the planned new products to be manufactured in Ahmedabad for distribution into the U.S. and are producing new products from those locations.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the COVID-19 pandemic and global economic conditions, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, potential tax liabilities associated with the separation of our biopharmaceuticals business from our medical products businesses, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah, Seprafilm, certain outside of the U.S. (OUS) rights to Caelyx and Doxil, full U.S. and specific OUS rights to Transderm Scop, PerClot, Hillrom and certain rights to Zosyn in the U.S. and Canada), business optimization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

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

•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict changing customer preferences (which has led to and may continue to lead to increased inventory levels) and needs and advances in technology and the resulting impact on customer inventory levels and the impact of reduced hospital admission rates and elective surgery volumes), and the impact of those products on quality and patient safety concerns;

•
the continuity, availability and pricing of acceptable raw materials and component parts (and our ability to pass some or all of these costs on to our customers), and the related continuity of our manufacturing and distribution (including impacts from COVID-19) and those of our suppliers;

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

•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;

•	the impact of global economic conditions (including, among other things, the ongoing war in Ukraine, the related economic sanctions being imposed globally in response to the conflict and potential trade wars and global inflationary pressures) and continuing public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic, on us and our employees, customers and suppliers, including foreign governments in countries in which we operate;

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

•	failures with respect to our quality, compliance or ethics programs;

•	future actions of third parties, including third-party payers and our customers and distributors (including group purchasing organizations and formed integrated delivery networks), the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);

•	the outcome of pending or future litigation, including the opioid litigation and ethylene oxide litigation or other claims;

•	failure to achieve our short- and long-term financial goals;

•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;

•	global regulatory, trade and tax policies (including with respect to climate change and other sustainability matters);

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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of June 30, 2022 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of June 30, 2022, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $5 million with respect to those contracts would change by $57 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of June 30, 2022 by replacing the actual exchange rates as of June 30, 2022 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of June 30, 2022, our subsidiary in Turkey had net monetary assets of $40 million.
Our subsidiary in Argentina is reported using highly inflationary accounting effective July 1, 2018. Changes in the value of the Argentine Peso applied to our peso-denominated net monetary asset positions are recorded in income at the time of the change. As of June 30, 2022, our net monetary assets denominated in Argentine Pesos are not significant.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2021 Annual Report. There were no significant changes during the quarter ended June 30, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2021 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2022 through April 30, 2022	—	$—	—
May 1, 2022 through May 31, 2022	—	$—	—
June 1, 2022 through June 30, 2022	125,000	$64.91	125,000
Total	125,000	$64.91	125,000	$1,289,019,296

(1) In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the second quarter of 2022, we repurchased approximately 0.1 million shares for $8 million pursuant to this authority through a Rule 10b5-1 purchase plan. We had $1.3 billion remaining under this program as of June 30, 2022. This program does not have an expiration date.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Baxter International Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 6, 2022).

3.2	Bylaws, as amended and restated on May 5, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on May 6, 2022).

4.1
Indenture, dated July 29, 2021, between Baxter International Inc. and U.S. Bank Trust Company, National Association, as successor in interest of U.S. Bank National Association, as trustee for the debt securities (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form S-3ASR, filed on April 28, 2022).

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
Date: July 28, 2022
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)