Form 10-Q
period 2022-09-30
BAXTER INTERNATIONAL INC
filed 2022-10-27
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 20, 2022 was 504,120,759 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$1,601	$2,951
Accounts receivable, net of allowances of $120 in 2022 and $122 in 2021	2,555	2,629
Inventories	2,675	2,453
Prepaid expenses and other current assets	979	839
Total current assets	7,810	8,872
Property, plant and equipment, net	4,799	5,178
Goodwill	6,639	9,836
Other intangible assets, net	6,927	7,792
Operating lease right-of-use assets	546	630
Other non-current assets	1,244	1,213
Total assets	$27,965	$33,521
Current liabilities:
Short-term debt	$275	$301
Current maturities of long-term debt and finance lease obligations	4	210
Accounts payable	1,234	1,246
Accrued expenses and other current liabilities	2,195	2,479
Total current liabilities	3,708	4,236
Long-term debt and finance lease obligations, less current portion	16,153	17,149
Operating lease liabilities	454	522
Other non-current liabilities	2,071	2,493
Total liabilities	22,386	24,400
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2022 and 2021	683	683
Common stock in treasury, at cost,179,451,293 shares in 2022 and 181,879,516 shares in 2021	(11,406)	(11,488)
Additional contributed capital	6,297	6,197
Retained earnings	14,015	17,065
Accumulated other comprehensive income (loss)	(4,054)	(3,380)
Total Baxter stockholders’ equity	5,535	9,077
Noncontrolling interests	44	44
Total equity	5,579	9,121
Total liabilities and equity	$27,965	$33,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$3,773	$3,226	$11,226	$9,270
Cost of sales	2,640	1,905	7,292	5,571
Gross margin	1,133	1,321	3,934	3,699
Selling, general and administrative expenses	947	680	2,975	1,982
Research and development expenses	152	129	450	396
Goodwill impairments	2,785	—	2,785	—
Other operating expense (income), net	48	(1)	20	(6)
Operating income (loss)	(2,799)	513	(2,296)	1,327
Interest expense, net	104	50	278	118
Other (income) expense, net	63	12	3	15
Income (loss) before income taxes	(2,966)	451	(2,577)	1,194
Income tax expense (benefit)	(32)	(1)	29	141
Net income (loss)	(2,934)	452	(2,606)	1,053
Net income attributable to noncontrolling interests	3	2	8	7
Net income (loss) attributable to Baxter stockholders	$(2,937)	$450	$(2,614)	$1,046
Earnings (loss) per share
Basic	$(5.83)	$0.90	$(5.20)	$2.08
Diluted	$(5.83)	$0.89	$(5.20)	$2.06
Weighted-average number of shares outstanding
Basic	504	500	503	503
Diluted	504	506	503	509
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(2,934)	$452	$(2,606)	$1,053
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($16) and $3 for the three months ended September 30, 2022 and 2021, respectively, and ($25) and $16 for the nine months ended September 30, 2022 and 2021, respectively.	(319)	(137)	(751)	(257)
Pension and other postretirement benefits, net of tax expense of $5 and $8 for the three months ended September 30, 2022 and 2021, respectively, and $13 and $19 for the nine months ended September 30, 2022 and 2021, respectively.	16	22	48	63
Hedging activities, net of tax expense of $5 and $3 for the three months ended September 30, 2022 and 2021, respectively, and $8 and $8 for the nine months ended September 30, 2022 and 2021, respectively.	16	9	27	26
Available-for-sale debt securities, net of tax expense of zero for the three months ended September 30, 2022 and 2021, respectively, and $1 and zero for the nine months ended September 30, 2022 and 2021, respectively.	—	—	2	—
Total other comprehensive income (loss), net of tax	(287)	(106)	(674)	(168)
Comprehensive income (loss)	(3,221)	346	(3,280)	885
Less: Comprehensive income attributable to noncontrolling interests	3	2	8	7
Comprehensive income (loss) attributable to Baxter stockholders	$(3,224)	$344	$(3,288)	$878
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2022	683	$683	180	$(11,409)	$6,253	$17,099	$(3,767)	$8,859	$44	$8,903
Net income (loss)	—	—	—	—	—	(2,937)	—	(2,937)	3	(2,934)
Other comprehensive income (loss)	—	—	—	—	—	—	(287)	(287)	—	(287)
Purchases of treasury stock	—	—	—	(24)	—	—	—	(24)	—	(24)
Stock issued under employee benefit plans and other	—	—	(1)	27	44	—	—	71	—	71
Dividends declared on common stock	—	—	—	—	—	(147)	—	(147)	—	(147)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2022	683	$683	179	$(11,406)	$6,297	$14,015	$(4,054)	$5,535	$44	$5,579

	For the nine months ended September 30, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net income (loss)	—	—	—	—	—	(2,614)	—	(2,614)	8	(2,606)
Other comprehensive income (loss)	—	—	—	—	—	—	(674)	(674)	—	(674)
Purchases of treasury stock	—	—	—	(32)	—	—	—	(32)	—	(32)
Stock issued under employee benefit plans and other	—	—	(3)	114	100	—	—	214	—	214
Dividends declared on common stock	—	—	—	—	—	(436)	—	(436)	—	(436)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(8)	(8)
Balance as of September 30, 2022	683	$683	179	$(11,406)	$6,297	$14,015	$(4,054)	$5,535	$44	$5,579

	For the three months ended September 30, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2021	683	$683	184	$(11,561)	$6,090	$16,658	$(3,376)	$8,494	$41	$8,535
Net income (loss)	—	—	—	—	—	450	—	450	2	452
Other comprehensive income (loss)	—	—	—	—	—	—	(106)	(106)	—	(106)
Stock issued under employee benefit plans and other	—	—	(1)	32	41	—	—	73	—	73
Dividends declared on common stock	—	—	—	—	—	(141)	—	(141)	—	(141)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Balance as of September 30, 2021	683	$683	183	$(11,529)	$6,131	$16,967	$(3,482)	$8,770	$45	$8,815

	For the nine months ended September 30, 2021
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2021	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income (loss)	—	—	—	—	—	1,046	—	1,046	7	1,053
Other comprehensive income (loss)	—	—	—	—	—	—	(168)	(168)	—	(168)
Purchases of treasury stock	—	—	7	(600)	—	—	—	(600)	—	(600)
Stock issued under employee benefit plans and other	—	—	(3)	122	88	—	—	210	—	210
Dividends declared on common stock	—	—	—	—	—	(407)	—	(407)	—	(407)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of September 30, 2021	683	$683	183	$(11,529)	$6,131	$16,967	$(3,482)	$8,770	$45	$8,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2022	2021
Cash flows from operations
Net income (loss)	$(2,606)	$1,053
Adjustments to reconcile net income (loss) to cash flows from operations:
Depreciation and amortization	1,069	645
Deferred income taxes	(174)	(98)
Stock compensation	122	93
Net periodic pension and other postretirement costs	42	77
Intangible asset impairments	332	—
Goodwill impairments	2,785	—
Loss on product divestiture arrangement	54	—
Reclassification of cumulative translation loss to earnings	65	—
Other	(35)	46
Changes in balance sheet items:
Accounts receivable, net	(116)	(128)
Inventories	(410)	(149)
Prepaid expenses and other current assets	(98)	(51)
Accounts payable	84	14
Accrued expenses and other current liabilities	(250)	91
Other	(92)	(64)
Cash flows from operations	772	1,529
Cash flows from investing activities
Capital expenditures	(479)	(508)
Acquisitions, net of cash acquired, and investments	(206)	(463)
Other investing activities, net	10	38
Cash flows from investing activities	(675)	(933)
Cash flows from financing activities
Repayments of debt	(953)	(407)
Issuances of debt	—	50
Net increases (decreases) in debt with original maturities of three months or less	30	251
Cash dividends on common stock	(427)	(390)
Proceeds from stock issued under employee benefit plans	114	135
Purchases of treasury stock	(32)	(600)
Debt issuance costs	—	(37)
Other financing activities, net	(51)	(33)
Cash flows from financing activities	(1,319)	(1,031)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(130)	(40)
Decrease in cash, cash equivalents and restricted cash	(1,352)	(475)
Cash, cash equivalents and restricted cash at beginning of period (1)	2,956	3,736
Cash, cash equivalents and restricted cash at end of period (1)	$1,604	$3,261
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of September 30, 2022, December 31, 2021, and September 30, 2021 (in millions):

	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$1,601	$2,951	$3,258
Restricted cash included in prepaid expenses and other current assets	3	5	3
Cash, cash equivalents and restricted cash	$1,604	$2,956	$3,261
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
Risks and Uncertainties Related to COVID-19 and Global Economic and Other Conditions
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses. Over the course of the pandemic, our business has been impacted by shifting healthcare priorities and significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 9. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. Concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, subvariants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to moratoriums on elective procedures and mandatory quarantines and travel restrictions), resulting in higher levels of absenteeism, including at our manufacturing and distribution facilities. Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility.
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call around the world, the war in Ukraine and other geopolitical events. We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.
We expect that the challenges caused by the pandemic as well as global economic conditions, among other factors, may continue to have an adverse effect on our business.
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
The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2022. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for acquired intangible assets, goodwill and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$399
Accounts receivable	562
Inventories	557
Prepaid expenses and other current assets	49
Property, plant and equipment	514
Goodwill	6,810
Other intangible assets	6,029
Operating lease right-of-use assets	74
Other non-current assets	132
Short-term debt	(250)
Accounts payable	(140)
Accrued expenses and other current liabilities	(558)
Long-term debt and finance lease obligations	(2,118)
Operating lease liabilities	(57)
Other non-current liabilities	(1,527)
Total assets acquired and liabilities assumed	$10,476
In the first nine months of 2022 we recorded measurement period adjustments, primarily impacting accounts receivable, property, plant and equipment, other intangible assets, and deferred income tax liabilities. Individually the measurement period adjustments were not material and in total increased goodwill by $25 million. The measurement period adjustments did not have a significant impact to our results of operations.
The goodwill from the Hillrom acquisition, which is not deductible for tax purposes, includes the value of an assembled workforce as well as the overall strategic benefits provided to our product portfolio and is included in the Hillrom segment. See Note 4 for additional information about impairments recognized in the third quarter of 2022 related to goodwill and certain intangible assets acquired in the Hillrom acquisition.
For the nine months ended September 30, 2022, we recognized $159 million of incremental costs of sales from the fair value step-ups on acquired Hillrom inventory that was sold in the first quarter.
Other Business Development Activities
Celerity Pharmaceuticals, LLC
In September 2013, we entered into an agreement with Celerity Pharmaceuticals, LLC (Celerity) to develop certain acute care generic injectable premix and oncolytic products through regulatory approval. We transferred our rights in these products to Celerity and Celerity assumed ownership and responsibility for development of the products. We are obligated to purchase the individual product rights from Celerity if the products obtain regulatory approval. In December 2020, we entered into an agreement with a third party to divest our rights to one of the products that was being developed by Celerity, a generic version of liposomal doxorubicin, for less than $1 million if that product were to receive regulatory approval in the U.S. and European Union in 2022. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer and we entered into this transaction to divest our rights to this generic version of that product after we had separately entered into a transaction to acquire the branded version.
The related regulatory approvals were subsequently obtained for the generic version of liposomal doxorubicin and we recognized a loss of approximately $54 million in the third quarter of 2022, representing the difference between the amount we owe Celerity following those regulatory approvals and the proceeds that we will receive from our divestiture of those product rights. That loss is reported within other operating expense (income), net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
Zosyn
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

3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$125	$117	$122	$125
Charged to costs and expenses	2	2	11	(1)
Write-offs	(2)	(2)	(4)	(3)
Currency translation adjustments	(5)	(2)	(9)	(6)
Balance at end of period	$120	$115	$120	$115
Inventories

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$690	$591
Work in process	305	300
Finished goods	1,680	1,562
Inventories	$2,675	$2,453
Property, Plant and Equipment, Net

(in millions)	September 30, 2022	December 31, 2021
Property, plant and equipment, at cost	$11,084	$11,728
Accumulated depreciation	(6,285)	(6,550)
Property, plant and equipment, net	$4,799	$5,178
In September 2022, we signed a purchase agreement with a buyer to sell our corporate headquarters in Deerfield, Illinois for $52 million. The related assets are classified as held-for-sale and are presented within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of September 30, 2022. While the closing remains subject to the satisfaction of various closing conditions (including satisfactory completion of municipal diligence by the buyer), we expect the transaction to close in 2023 and the net book value of the assets approximates the transaction price net of estimated selling costs.
Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest expense, net of capitalized interest	$109	$54	$290	$128
Interest income	(5)	(4)	(12)	(10)
Interest expense, net	$104	$50	$278	$118

Other (Income) Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Foreign exchange (gains) losses, net	$—	$—	$(26)	$5
Pension and other postretirement benefit plans	(5)	4	(17)	11
Pension curtailment	—	—	(11)	—
Change in fair value of marketable equity securities	3	9	(5)	2
Reclassification of cumulative translation loss to earnings	65	—	65	—
Other, net	—	(1)	(3)	(3)
Other (income) expense, net	$63	$12	$3	$15
We have been winding down our operations in Argentina since early 2021 and we determined that the net assets of the related entities were substantially liquidated during the third quarter of 2022. As a result of that determination, we reclassified their $65 million cumulative translation loss from accumulated other comprehensive income (loss) to other (income) expense, net.
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2022 and 2021 were $59 million and $69 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of September 30, 2022 and 2021 were $65 million and $49 million, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Hillrom	Total
Balance as of December 31, 2021	$2,517	$309	$224	$6,786	$9,836
Acquisition accounting adjustments	—	—	—	25	25
Impairments	—	—	—	(2,785)	(2,785)
Currency translation	(241)	(29)	(22)	(145)	(437)
Balance as of September 30, 2022	$2,276	$280	$202	$3,881	$6,639
We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize a goodwill impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value.
Goodwill Impairments
As described in Note 2, we acquired Hillrom on December 13, 2021 and recognized $6.8 billion of goodwill and $6.0 billion of other intangible assets, including $1.9 billion of indefinite-lived intangible assets, in connection with that acquisition. Our Hillrom segment includes the following three reporting units: Patient Support Systems, Front Line Care and Surgical Solutions. During the third quarter of 2022, we performed trigger-based impairment tests of the goodwill of each of those three reporting units, as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our three Hillrom reporting units, driven primarily by current shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. The impairment tests resulted in total pre-tax goodwill impairment charges of $2.8 billion in the third quarter of 2022, consisting of a $1.4 billion goodwill impairment for our Patient Support Systems reporting unit, a $1.0 billion goodwill impairment for our Front Line Care reporting unit and a $0.4 billion goodwill impairment for our Surgical

Solutions reporting unit. See further discussion below for information regarding intangible asset impairment charges recognized during the third quarter of 2022.
The fair values of the reporting units tested for impairment during the third quarter of 2022 were determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to the reporting unit fair value measurements included forecasted cash flows, discount rates, terminal growth rates and earnings multiples. Our reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Other intangible assets, net
The following is a summary of our other intangible assets.

				Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Other amortized intangible assets	Trade names	In process Research and Development	Total
September 30, 2022
Gross other intangible assets	$3,447	$3,752	$310	$1,578	$213	$9,300
Accumulated amortization	(410)	(1,743)	(220)	—	—	(2,373)
Other intangible assets, net	$3,037	$2,009	$90	$1,578	$213	$6,927
December 31, 2021
Gross other intangible assets	$3,437	$3,801	$344	$1,910	$230	$9,722
Accumulated amortization	(162)	(1,556)	(212)	—	—	(1,930)
Other intangible assets, net	$3,275	$2,245	$132	$1,910	$230	$7,792
Intangible asset amortization expense was $168 million and $68 million for the three months ended September 30, 2022 and 2021, respectively, and $578 million and $199 million for the nine months ended September 30, 2022 and 2021.
Indefinite-lived Intangible Asset Impairments
In addition to the goodwill impairments discussed above, we recognized pre-tax impairment charges of $332 million in the third quarter of 2022 to reduce the carrying amounts of certain indefinite-lived intangible assets, which related to trade names acquired in the Hillrom acquisition, to their estimated fair values. Those intangible asset impairment charges are classified within cost of sales in the accompanying condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2022.
The fair values of the indefinite-lived intangible assets tested for impairment were determined using a discounted cash flow model and significant inputs included forecasted cash flows, royalty rates and discount rates. Our indefinite-lived intangible asset fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
5. FINANCING ARRANGEMENTS
Significant Debt Activity
In December 2021, we issued $800 million of 0.868% senior notes due in 2023, $1.4 billion of 1.322% senior notes due in 2024, $1.45 billion of 1.915% senior notes due in 2027, $1.25 billion of 2.272% senior notes due in 2028, $1.55 billion of 2.539% senior notes due in 2032, $750 million of 3.132% senior notes due in 2051, $300 million of floating rate senior notes due in 2023 and $300 million of floating rate senior notes due in 2024 (collectively, the Hillrom notes) to fund a portion of the consideration for the Hillrom acquisition, repay certain indebtedness of Hillrom and to pay fees and expenses related to the foregoing. In conjunction with the issuances of the Hillrom notes, we entered into a registration rights agreement in which we agreed to file a registration statement with the SEC with respect to an offer to exchange the Hillrom notes for new issues of notes with the same terms registered under the

Securities Act of 1933, as amended. Those exchange offers with respect to the Hillrom notes were completed in the second quarter of 2022.
In the first half of 2022, we repaid $335 million of our $2.0 billion three-year term loan facility and $355 million of our $2.0 billion five-year term loan facility. The loss from the early extinguishment of this debt was not significant. In the third quarter of 2022, we amended the credit agreements governing our term loan facility and our U.S. dollar-denominated revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to delay the commencement of our net leverage ratio covenant step-down schedule until June 30, 2024. We also amended the credit agreements governing our term loan facility and our U.S. dollar denominated revolving credit facility to transition the benchmark rate from LIBOR to the Secured Overnight Financing Rate (SOFR).
In the third quarter of 2022, we repaid $203 million of our 2.4% senior dues due in 2022.
Credit Facilities
Our U.S. dollar-denominated revolving credit facility has a capacity of $2.5 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of September 30, 2022 or December 31, 2021. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
Commercial Paper
As of September 30, 2022, we had $275 million of commercial paper outstanding with a weighted-average interest rate of 3.02% and an original weighted-average term of 49 days. As of December 31, 2021, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 0.27% and an original weighted-average term of 88 days.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2022 and December 31, 2021, our total recorded reserves with respect to legal and environmental matters were $31 million and $72 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in an ongoing environmental remediations associated with historic operations at certain of our facilities. As of September 30, 2022 and December 31, 2021, our

environmental reserves, which are measured on an undiscounted basis, were $17 million and $18 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home.
In July 2021, Hill-Rom, Inc. received a subpoena (from the United States Office of Inspector General for the Department of Health and Human Services (DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Hillrom has been working with the DHHS and the Department of Justice (DOJ) to provide information responsive to the subpoena. Hillrom also voluntarily began a related internal review and Hillrom and now Baxter have been cooperating fully with the DHHS and the DOJ with respect to these matters. The DHHS often issues this type of subpoena when investigating alleged violations of the False Claims Act.

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
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three and nine months ended September 30, 2022 were $0.29 and $0.86. Cash dividends declared per share for the three and nine months ended September 30, 2021 were $0.280 and $0.805.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. Our Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first nine months of 2022, we repurchased 0.5 million shares under this authority pursuant to a Rule 10b5-1 plan. During the first nine months of 2021, we repurchased 7.3 million shares under this authority pursuant to Rule 10b5-1 plans. We had $1.3 billion remaining available under the authorization as of September 30, 2022.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income (loss), cumulative translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans and gains and losses on cash flow hedges.
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the nine months ended September 30, 2022 and 2021.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale Debt securities	Total
Gains (losses)
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(816)	29	33	2	(752)
Amounts reclassified from AOCI (a)	65	19	(6)	—	78
Net other comprehensive income (loss)	(751)	48	27	2	(674)
Balance as of September 30, 2022	$(3,658)	$(299)	$(99)	$2	$(4,054)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
Other comprehensive income (loss) before reclassifications	(257)	13	5	(239)
Amounts reclassified from AOCI (a)	—	50	21	71
Net other comprehensive income (loss)	(257)	63	26	(168)
Balance as of September 30, 2021	$(2,844)	$(511)	$(127)	$(3,482)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2022 and 2021.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings	$(65)	$(65)	Other (income) expense, net
Less: Tax effect	—	—	Income tax expense
	$(65)	$(65)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(8)	$(25)	Other (income) expense, net
Less: Tax effect	2	6	Income tax expense
	$(6)	$(19)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$6	$11	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
	5	7	Total before tax
Less: Tax effect	(1)	(1)	Income tax expense
	$4	$6	Net of tax
Total reclassifications for the period	$(67)	$(78)	Total net of tax
(a)    Amounts in parentheses indicate reductions to net income

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(21)	$(62)	Other (income) expense, net
Less: Tax effect	4	12	Income tax expense
	$(17)	$(50)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$(5)	$(23)	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
	(6)	(27)	Total before tax
Less: Tax effect	1	6	Income tax expense
	$(5)	$(21)	Net of tax
Total reclassifications for the period	$(22)	$(71)	Total net of tax
Refer to Note 3 for additional information regarding the reclassification of a cumulative translation loss to earnings, Note 11 for additional information regarding the amortization of pension and OPEB items and Note 14 for additional information regarding hedging activity.
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
Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. Our three legacy Baxter geographic segments include acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. Our legacy Hillrom segment includes smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space. For most of those sales, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
To a lesser extent, we enter into arrangements for which revenue may be recognized over time. For example, our Americas segment includes contract manufacturing arrangements, our Hillrom segment includes digital and connected care solutions and collaboration tools that are implemented over time and all of our segments include equipment leases and certain subscription software and licensing arrangements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. Revenue is recognized over time when we are creating or enhancing an asset that the customer controls as the asset is created or enhanced or our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed.
As of September 30, 2022, we had $10.9 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 10% of this amount as revenue over the remainder of 2022, 30% in each of 2023 and 2024, 15% in 2025 and 15% thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and nine months ended September 30, 2022 and 2021 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $2.3 billion and $2.4 billion as of September 30, 2022 and December 31, 2021, respectively.
For contract manufacturing arrangements, revenue is primarily recognized throughout the production cycle, which typically lasts up to 90 days, resulting in the recognition of contract assets until the related services are completed and the customers are billed. Additionally, for certain arrangements containing a performance obligation to deliver software that can be used with medical devices, we recognize revenue upon delivery of the software, which results in the recognition of contract assets when customers are billed over time, generally over one to five years. For bundled contracts involving equipment delivered up-front and consumable medical products to be delivered over time, total contract revenue is allocated between the equipment and consumable medical products. In certain of those arrangements, a contract asset is created for the difference between the amount of equipment revenue recognized upon delivery and the amount of consideration initially receivable from the customer. In those arrangements, the contract asset becomes a trade account receivable as consumable medical products are delivered and billed, generally over one to seven years.
The following table summarizes our contract assets:

(in millions)	September 30, 2022	December 31, 2021
Contract manufacturing services	$65	$50
Software sales	44	45
Bundled equipment and consumable medical products contracts	120	100
Contract assets	$229	$195
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	September 30, 2022	December 31, 2021
Prepaid expenses and other current assets	$106	$84
Other non-current assets	123	111
Contract assets	$229	$195

Accrued expenses and other current liabilities	$158	$162
Other non-current liabilities	82	84
Contract liabilities	$240	$246
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
The following table summarizes contract liability activity for the nine months ended September 30, 2022. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

Nine months ended September 30, 2022
Balance at beginning of period	$246
New revenue deferrals	460
Revenue recognized upon satisfaction of performance obligations	(463)
Currency translation	(3)
Balance at end of period	$240
During the nine months ended September 30, 2021, the amount of revenue recognized that was included in contract liabilities as of December 31, 2020 was not significant.
Disaggregation of Net Sales
In connection with our acquisition of Hillrom in December 2021, we added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions.

The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	Three Months Ended September 30,
	2022			2021
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$240	$702	$942	$222	$759	$981
Medication Delivery [2]	475	250	725	490	257	747
Pharmaceuticals [3]	173	352	525	188	401	589
Clinical Nutrition [4]	92	139	231	88	156	244
Advanced Surgery [5]	141	106	247	135	114	249
Acute Therapies [6]	53	105	158	69	116	185
BioPharma Solutions [7]	99	73	172	109	97	206
Patient Support Systems [8]	301	79	380	—	—	—
Front Line Care [9]	209	70	279	—	—	—
Surgical Solutions [10]	38	38	76	—	—	—
Other [11]	28	10	38	18	7	25
Total Baxter	$1,849	$1,924	$3,773	$1,319	$1,907	$3,226

	Nine Months Ended September 30,
	2022			2021
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$690	$2,077	$2,767	$655	$2,212	$2,867
Medication Delivery [2]	1,406	735	2,141	1,345	751	2,096
Pharmaceuticals [3]	494	1,080	1,574	550	1,137	1,687
Clinical Nutrition [4]	266	422	688	255	460	715
Advanced Surgery [5]	428	310	738	405	317	722
Acute Therapies [6]	179	340	519	211	369	580
BioPharma Solutions [7]	226	265	491	218	306	524
Patient Support Systems [8]	880	247	1,127	—	—	—
Front Line Care [9]	618	237	855	—	—	—
Surgical Solutions [10]	111	112	223	—	—	—
Other [11]	72	31	103	58	21	79
Total Baxter	$5,370	$5,856	$11,226	$3,697	$5,573	$9,270
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
8Patient Support Systems includes sales of our connected care solutions: devices, software, communications and integration technologies and smart beds.
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
The components of lease revenue for the three and nine months ended September 30, 2022 and 2021 were:

(in millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Sales-type lease revenue	$3	$11
Operating lease revenue	145	380
Variable lease revenue	9	41
Total lease revenue	$157	$432

(in millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Sales-type lease revenue	$3	$19
Operating lease revenue	21	90
Variable lease revenue	27	59
Total lease revenue	$51	$168
Our net investment in sales-type leases was $95 million as of September 30, 2022, of which $18 million originated in 2018 and prior, $19 million in 2019, $26 million in 2020, $24 million in 2021, and $8 million in 2022.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. In the current period, restructuring charges include actions taken in connection with our integration of Hillrom. From the commencement of our business optimization activities in the second half of 2015 through September 30, 2022, we have incurred cumulative pre-tax costs of $1.4 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs, primarily related to implementation of business optimization programs, of approximately $14 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our integration of Hillrom, and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and nine months ended September 30, 2022 and 2021, we recorded the following charges related to business optimization programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Restructuring charges	$57	$32	$150	$67
Costs to implement business optimization programs	16	4	46	14
Total business optimization charges	$73	$36	$196	$81
For segment reporting purposes, business optimization charges are unallocated expenses.

Costs to implement business optimization programs for the three and nine months ended September 30, 2022 and 2021, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.
During the three and nine months ended September 30, 2022 and 2021, we recorded the following restructuring charges.

	Three months ended September 30, 2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$13	$36	$4	$53
Contract termination and other costs	—	2	—	2
Asset impairments	1	1	—	2
Total restructuring charges	$14	$39	$4	$57

	Three months ended September 30, 2021
(in millions)	COGS	SG&A	Total
Employee termination costs	$11	$8	$19
Contract termination and other costs	—	2	2
Asset impairments	11	—	11
Total restructuring charges	$22	$10	$32

	Nine months ended September 30, 2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$19	$99	$4	$122
Contract termination and other costs	—	19	—	19
Asset impairments	1	8	—	9
Total restructuring charges	$20	$126	$4	$150

	Nine months ended September 30, 2021
(in millions)	COGS	SG&A	Total
Employee termination costs	$35	$14	$49
Contract termination and other costs	—	2	2
Asset impairments	16	—	16
Total restructuring charges	$51	$16	$67
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2021	$109
Charges	147
Payments	(108)
Reserve adjustments	(6)
Currency translation	(14)
Liability balance as of September 30, 2022	$128
Substantially all of our restructuring liabilities as of September 30, 2022 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2023.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Pension benefits
Service cost	$19	$22	$59	$66
Interest cost	25	18	73	54
Expected return on plan assets	(39)	(36)	(118)	(108)
Amortization of net losses and prior service costs	11	23	34	69
Net periodic pension cost	$16	$27	$48	$81
OPEB
Interest cost	$1	$1	$3	$3
Amortization of net loss and prior service credit	(3)	(2)	(9)	(7)
Net periodic OPEB cost (income)	$(2)	$(1)	$(6)	$(4)
U.S. Hillrom Pension Plan Amendment
In May 2022, we announced that the pay and service amounts used to calculate pension benefits for active non-bargaining participants in our U.S. Hillrom pension plan will freeze as of December 31, 2022. Years of additional service earned and eligible compensation received after December 31, 2022 will not be included in the determination of the benefits payable to those participants. This change resulted in an $11 million decline in the projected benefit obligation (PBO) with an offsetting curtailment gain included within other (income) expense, net on the condensed consolidated statements of income (loss) for the nine months ended September 30, 2022.
12. INCOME TAXES
Our effective income tax rate was 1.1% and (0.2)% for the three months ended September 30, 2022 and 2021, respectively, and (1.1)% and 11.8% for the nine months ended September 30, 2022 and 2021, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
For the three and nine months ended September 30, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to non-deductible goodwill impairments.
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
13. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income (loss) attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.

The following table is a reconciliation of basic shares to diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Basic shares	504	500	503	503
Effect of dilutive securities	—	6	—	6
Diluted shares	504	506	503	509
Basic and diluted shares are the same for the three and nine months ended September 30, 2022 due to our net losses for those periods. The effect of dilutive securities for the three and nine months ended September 30, 2021 includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs.
Diluted EPS excludes 23 million shares issuable under equity awards for the three and nine months ended September 30, 2022, respectively, and 7 million shares issuable under equity awards for the three and nine months ended September 30, 2021, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 7 for additional information regarding items impacting basic and diluted shares.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $407 million and $377 million as of September 30, 2022 and December 31, 2021, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at September 30, 2022 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2022 and December 31, 2021.
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
There were no outstanding interest rate contracts designated as fair value hedges as of September 30, 2022 and December 31, 2021.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of September 30, 2022, we had an accumulated pre-tax unrealized translation gain in AOCI of $265 million related to the Euro-denominated senior notes.
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
There were no hedge dedesignations in the first nine months of 2022 or 2021 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2022 or 2021.
If we remove a net investment hedge designation, any gains or losses recognized in AOCI are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first nine months of 2022 or 2021.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $548 million as of September 30, 2022 and $851 million as of December 31, 2021.

Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended September 30, 2022 and 2021.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2022	2021		2022	2021
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	26	6	Cost of sales	6	(5)
Net investment hedges	126	60	Other (income) expense, net	—	—
Total	$152	$66		$5	$(6)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2022	2021
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(11)	$(7)
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2022	2021		2022	2021
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(4)	$(4)
Foreign exchange contracts	42	7	Cost of sales	11	(23)
Net investment hedges	311	143	Other (income) expense, net	—	—
Total	$353	$150		$7	$(27)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2022	2021
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(34)	$(26)
As of September 30, 2022, $22 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2022.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$31	Accrued expenses and other current liabilities	$—
Total derivative instruments designated as hedges		31		—
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	4	Accrued expenses and other current liabilities	9
Total derivative instruments		$35		$9
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

	September 30, 2022		December 31, 2021
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$35	$9	$8	$5
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(7)	(7)	(2)	(2)
Total	$28	$2	$6	$3

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of September 30, 2022	Balance as of December 31, 2021	Balance as of September 30, 2022	Balance as of December 31, 2021
Long-term debt	$101	$101	$4	$4
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$35	$—	$35	$—
Available-for-sale debt securities	44	—	—	44
Marketable equity securities	25	25	—	—
Total	$104	$25	$35	$44
Liabilities
Foreign exchange contracts	$9	$—	$9	$—
Contingent payments related to acquisitions	90	—	—	90
Total	$99	$—	$9	$90

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$8	$—	$8	$—
Available-for-sale debt securities	30	—	—	30
Marketable equity securities	10	10	—	—
Total	$48	$10	$8	$30
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	143	—	—	143
Total	$148	$—	$5	$143
As of September 30, 2022 and December 31, 2021, cash and cash equivalents of $1.6 billion and $3.0 billion, respectively, included money market and other short-term funds of approximately $161 million and $816 million, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended September 30,
	2022		2021
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions
Fair value at beginning of period	$113	$44	$34
Additions	—	—	28
Change in fair value recognized in earnings	(6)	—	(1)
Payments	(17)	—	—
Fair value at end of period	$90	$44	$61

	Nine months ended September 30,
	2022		2021
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions
Fair value at beginning of period	$143	$30	$30
Additions	—	21	52
Change in fair value recognized in earnings	(34)	—	(6)
Change in fair value recognized in AOCI	—	3	—
Payments	(19)	—	(16)
Transfers out of Level 3	—	(10)	—
Currency translation	—	—	1
Fair value at end of period	$90	$44	$61
During the nine months ended September 30, 2022, $8 million of available-for-sale debt securities that were previously classified as Level 3 converted to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon the initial public offering of the investee.

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of September 30, 2022 and December 31, 2021.

	Book values		Fair values(a)
(in millions)	2022	2021	2022	2021
Liabilities
Short-term debt	$275	$301	$275	$301
Current maturities of long-term debt and finance lease obligations	4	210	4	212
Long-term debt and finance lease obligations	16,153	17,149	14,402	17,568
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
Equity investments not measured at fair value are comprised of other equity investments without readily determinable fair values and were $102 million as of September 30, 2022 and $114 million as of December 31, 2021. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
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

Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, manufacturing variances and centrally managed supply chain costs, product category support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). For the period from our acquisition of Hillrom on December 13, 2021 through December 31, 2021, we previously included all costs incurred by the Hillrom business within that segment, including the types of costs described in the preceding sentence that are maintained at Corporate for our legacy Baxter segments. In connection with our ongoing integration activities, beginning in the first quarter 2022, we have updated the measure of profitability for our Hillrom segment by excluding such unallocated costs, consistent with our legacy Baxter segments. Those unallocated costs related to Hillrom, which totaled $3.0 billion and $3.3 billion for the three and nine months ended September 30, 2022, respectively, and primarily related to goodwill and intangible asset impairments are now presented within Corporate as well.

Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

Financial information for our segments is as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net sales:
Americas	$1,703	$1,727	$4,975	$4,911
EMEA	692	779	2,129	2,300
APAC	643	720	1,917	2,059
Hillrom	735	—	2,205	—
Total net sales	$3,773	$3,226	$11,226	$9,270
Operating income:
Americas	$588	$676	$1,765	$1,907
EMEA	145	167	433	461
APAC	152	166	459	456
Hillrom	215	—	564	—
Total segment operating income	$1,100	$1,009	$3,221	$2,824
The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Total segment operating income	$1,100	$1,009	$3,221	$2,824
Corporate and other	(3,899)	(496)	(5,517)	(1,497)
Total operating income (loss)	(2,799)	513	(2,296)	1,327
Interest expense, net	104	50	278	118
Other (income) expense, net	63	12	3	15
Income (loss) before income taxes	$(2,966)	$451	$(2,577)	$1,194
Refer to Note 9 for additional information on Net Sales by product category.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021.
RESULTS OF OPERATIONS
On December 13, 2021, we completed our acquisition of all outstanding equity interests of Hill-Rom Holdings, Inc. (Hillrom) for a purchase price of $10.5 billion. Including the assumption of Hillrom’s outstanding debt, the enterprise value of the transaction was approximately $12.8 billion. While the current year periods include the results of operations and cash flows of Hillrom, the prior year periods do not as they preceded the acquisition date. In the third quarter of 2022, we recognized impairments of goodwill and certain indefinite-lived intangible assets that arose from the Hillrom acquisition. See Note 4, Goodwill and Other Intangible Assets, Net, of the accompanying condensed consolidated financial statements for additional information about those impairments.
Net income (loss) attributable to Baxter stockholders for the three and nine months ended September 30, 2022 totaled $(2,937) million, or $(5.83) per diluted share, and $(2,614) million, or $(5.20) per diluted share, compared to $450 million, or $0.89 per diluted share, and $1,046 million, or $2.06 per diluted share, for the three and nine months ended September 30, 2021. Net income (loss) for the three and nine months ended September 30, 2022 included special items which decreased net income by $3.4 billion and $3.9 billion, respectively, or $6.65 and $7.81 per diluted share, respectively, as further discussed below. Net income (loss) for the three and nine months ended September 30, 2021 included special items which decreased net income by $66 million and $265 million, respectively, or $0.13 and $0.52 per diluted share, respectively, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Gross Margin
Intangible asset amortization expense	$(110)	$(68)	$(344)	$(199)
Business optimization items[1]	(13)	(20)	(21)	(51)
Acquisition and integration expenses[2]	2	(1)	(171)	(1)
European medical devices regulation[3]	(12)	(11)	(35)	(30)
Product-related items[5]	(20)	—	(43)	—
Intangible asset impairments[6]	(332)	—	(332)	—
Total Special Items	$(485)	$(100)	$(946)	$(281)
Impact on Gross Margin Ratio	(12.9 pts)	(3.1 pts)	(8.5 pts)	(3.0 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$58	$—	$234	$—
Business optimization items[1]	57	16	171	30
Acquisition and integration expenses[2]	11	21	55	23
Investigation and related costs[4]	—	3	—	31
Total Special Items	$126	$40	$460	$84
Impact on SG&A Ratio	3.3 pts	1.3 pts	4.1 pts	0.9 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$3	$—	$4	$—
Acquisition and integration expenses[2]	1	—	1	—
Total Special Items	$4	$—	$5	$—
Impact on R&D Ratio	0.1 pts	0.0 pts	0.0 pts	0.0 pts
Goodwill Impairments
Goodwill impairments[6]	$2,785	$—	$2,785	$—
Total Special Items	$2,785	$—	$2,785	$—
Other Operating Expense (Income), net
Loss on product divestiture arrangement[7]	$54	$—	$54	$—
Acquisition and integration expenses[2]	(6)	(1)	(34)	(6)
Total Special Items	$48	$(1)	$20	$(6)
Interest Expense, net
Acquisition and integration expenses[2]	$—	$18	$—	$18
Total Special Items	$—	$18	$—	$18
Other Income (Expense), net
Pension curtailment[8]	$—	$—	$(11)	$—
Reclassification of cumulative translation loss to earnings[9]	65	—	65	—
Total Special Items	$65	$—	$54	$—
Income Tax Expense
Tax matters[10]	$—	$(58)	$—	$(36)
Tax effects of special items[11]	(162)	(33)	(328)	(76)
Total Special Items	$(162)	$(91)	$(328)	$(112)
Impact on Effective Tax Rate	(22.7 pts)	(15.0 pts)	(22.2 pts)	(4.3 pts)

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
1In 2022 and 2021, our results were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing and distribution facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and cancelling certain R&D programs. In the current period, restructuring charges include actions taken in connection with our integration of Hillrom, which we acquired in December 2021. Our results in 2022 included business optimization charges of $73 million in the third quarter and $196 million in the first nine months. Our results in 2021 included business optimization charges of $36 million in the third quarter and $81 million in the first nine months. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results in 2022 included $4 million in the third quarter and $193 million in the first nine months of acquisition and integration-related expenses. Those costs included $10 million in the third quarter and $227 million in the first nine months related to our acquisition of Hillrom, primarily reflecting $159 million of incremental costs of sales in the first nine months from the fair value step-ups on acquired Hillrom inventory that was sold in the first quarter. We have not incurred and we do not expect to incur significant incremental cost of sales from those inventory fair value step-ups beyond what was recognized in the first quarter 2022. Other integration expenses in the current period included third party consulting costs related to our integration and related cost savings activities. Those acquisition and integration-related expenses related to Hillrom were partially offset by a $6 million benefit in the third quarter and a $34 million benefit in the first nine months from changes in the estimated fair value of contingent consideration liabilities. Our results in 2021 included acquisition, integration and related financing expenses of $39 million in the third quarter and $36 million in the first nine months. This included acquisition, integration and related financing expenses for our acquisition of Hillrom and the acquisition to the rights to Caelyx and Doxil for specified territories outside of the U.S. These expenses were partially offset by benefits in the third quarter and first nine months from changes in the estimated fair value of contingent consideration liabilities. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
3Our results in 2022 included $12 million in the third quarter and $35 million in the first nine months of costs related to updating our quality systems and product labeling to comply with the new medical device reporting regulation and other requirements of the European Union’s regulations for medical devices that became effective in stages beginning in 2021. Our results in 2021 included $11 million in the third quarter and $30 million in the first nine months of costs related to these requirements.
4Our results in 2021 included charges of $3 million in the third quarter and $31 million in the first nine months for investigation and related cost for matters associated with our previously announced investigation of foreign exchange gains and losses. Refer to Note 6 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the investigation.
5Our results in 2022 included charges of $20 million in the third quarter and $43 million in the first nine months related to warranty and remediation activities arising from two field corrective actions on certain of our infusion pumps.
6Our results in 2022 included charges of $3.1 billion in the third quarter and first nine months for goodwill and indefinite-lived intangible asset impairments. Refer to Note 4 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the impairments.
7Our results in 2022 included a loss of $54 million in the third quarter and first nine months under an arrangement to divest certain product rights for an amount that is less than our cost of those product rights, which was triggered by U.S. and European Union regulatory approvals of the related products. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information about the related transactions.
8Our results in 2022 included a curtailment gain of $11 million in the first nine months related to an announced change for active non-bargaining participants in our U.S. Hillrom pension plan.

9Our results in 2022 included a charge of $65 million in the third quarter and first nine months for cumulative translation adjustments (CTA) reclassified from accumulated other comprehensive income (loss) as a result of the substantial liquidation of our operations in Argentina.
10Our results in the third quarter and first nine months of 2021 included a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary. Our results in the first nine months of 2021 also included a charge of $22 million related to an unfavorable court ruling for an uncertain tax position.
11Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Risks and Uncertainties Related to COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses. Over the course of the pandemic, our business has been impacted by shifting healthcare priorities and significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 9 in Item 1 of this Quarterly Report on Form 10-Q. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. Concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, subvariants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to moratoriums on elective procedures and mandatory quarantines and travel restrictions), resulting in higher levels of absenteeism, including at our manufacturing and distribution facilities. Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to volatility.
Supply Constraints, Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call around the world, the war in Ukraine and other geopolitical events. We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.
Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The war in Ukraine and the sanctions and other measures being imposed in response to this conflict have increased the levels of economic and political uncertainty. In response, we continue to monitor the developing situation with respect to ongoing business in Russia and are working on appropriate contingency plans that will support our desire to serving existing, chronically ill patient populations while remaining compliant with all applicable U.S. and European Union sanctions and regulations. While Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could have an adverse effect on our business.
In addition, the existence of inflation in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, increased costs of labor, weakening exchange rates and other similar effects. We have experienced and may continue to experience inflationary increases in manufacturing costs and operating expenses as well as negative impacts from weakening exchange rates, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, and may not be able to pass these cost increases on to our customers in a timely manner or at all, which could have a material adverse impact on our profitability and results of operations. Inflation may also cause our customers to reduce or delay orders for our products and services, which could have a material adverse impact on our sales and results of operations.

In addition to acquisitions and organic reinvestment, we consistently look for opportunities to optimize our portfolio. As such, we may divest businesses, discontinue products or exit markets (in a manner consistent with our commitments to patient safety and quality) to create value and drive enhanced future performance in line with our strategic objectives.
Regulatory Environment
Our operations and products, and those of our customers, are subject to regulation globally by numerous government agencies. We, like other businesses in our industry, face challenges inherent in product development, including the potential inability to obtain and maintain regulatory approvals and registrations in the United States and abroad, which could preclude or delay commercialization of a product and increase development costs. New or changing laws and regulations, or changes in enforcement practices in response to requests from various regulatory authorities, could also affect our domestic and foreign operations. In particular, the U.S. and other countries may impose new requirements regarding registration, labeling or prohibited materials (including DEHP and polyvinyl chloride) that may require us to re-register products already on the market or change product formulations or otherwise impact our ability to market our products. Environmental laws, particularly with respect to the emission of greenhouse gases, are also becoming more stringent throughout the world. Product efficacy or safety concerns regarding products could result in regulatory action on the part of the FDA or foreign counterparts, declining sales and product liability claims, and damage to our reputation. For example, manufacturers across the pharmaceutical industry, including us, are evaluating their product portfolios for the potential presence or formation of nitrosamines.

We expect that these challenges and conditions, among other factors, may continue to have an adverse effect on our business.
For further discussion, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
NET SALES

	Three Months Ended September 30,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
United States	$1,849	$1,319	40%	40%
International	$1,924	1,907	1%	12%
Total net sales	$3,773	$3,226	17%	23%

	Nine Months Ended September 30,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
United States	$5,370	$3,697	45%	45%
International	$5,856	5,573	5%	13%
Total net sales	$11,226	$9,270	21%	26%
Our acquisition of Hillrom favorably impacted net sales by 23 and 24 percentage points during the third quarter and first nine months of 2022, respectively, compared to the prior year periods. Foreign currency unfavorably impacted net sales by 6 and 5 percentage points during the third quarter and first nine months of 2022, respectively, compared to the prior-year periods, principally due to the strengthening of the U.S. Dollar relative to the Euro, British Pound, Turkish Lira, Australian Dollar and Japanese Yen.
The comparisons presented at constant currency rates reflect local currency sales at the prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates had remained constant between the prior and the current period. We believe that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the U.S. GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.

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
•    Patient Support Systems includes sales of our connected care solutions: devices, software, communications and integration technologies and smart beds.
•    Front Line Care includes sales of our integrated patient monitoring and diagnostic technologies to help diagnose, treat and manage a wide variety of illness and diseases, including respiratory therapy, cardiology, vision screening and physical assessment.
•    Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
•    Other includes sales of other miscellaneous product and service offerings.
The following is a summary of net sales by product category:

	Three Months Ended September 30,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
Renal Care	$942	$981	(4)%	4%
Medication Delivery	725	747	(3)%	(0)%
Pharmaceuticals	525	589	(11)%	(3)%
Clinical Nutrition	231	244	(5)%	4%
Advanced Surgery	247	249	(1)%	6%
Acute Therapies	158	185	(15)%	(9)%
BioPharma Solutions	172	206	(17)%	(10)%
Patient Support Systems	380	—	N/A	N/A
Front Line Care	279	—	N/A	N/A
Surgical Solutions	76	—	N/A	N/A
Other	38	25	52%	56%
Total Baxter	$3,773	$3,226	17%	23%

	Nine months ended September 30,		Percent change
(in millions)	2022	2021	At actual currency rates	At constant currency rates
Renal Care	$2,767	$2,867	(3)%	2%
Medication Delivery	2,141	2,096	2%	4%
Pharmaceuticals	1,574	1,687	(7)%	(1)%
Clinical Nutrition	688	715	(4)%	3%
Advanced Surgery	738	722	2%	7%
Acute Therapies	519	580	(11)%	(7)%
BioPharma Solutions	491	524	(6)%	(0)%
Patient Support Systems	1,127	—	N/A	N/A
Front Line Care	855	—	N/A	N/A
Surgical Solutions	223	—	N/A	N/A
Other	103	79	30%	33%
Total Baxter	$11,226	$9,270	21%	26%
Renal Care net sales decreased 4% in the third quarter and 3% in the first nine months of 2022, as compared to the prior-year periods. The decrease in the third quarter and first nine months was driven by an 8% and 5%, respectively, negative impact from foreign exchange rate changes, as compared to the prior-year periods, and lower in-center HD sales, partially offset by global patient growth in PD.
Medication Delivery net sales decreased 3% in the third quarter and increased 2% in the first nine months of 2022, as compared to the prior-year periods. The decrease in the third quarter was driven by a 3% negative impact from foreign exchange rates as compared to the prior-year period. The increase in the first nine months was driven by increased demand for IV administration sets and solutions, reflecting a recovery in hospital admission rates and surgical procedures. The first nine months of 2022 was also favorably impacted by lower U.S. customer rebates in the current year period. Those items were partially offset by lower sales of infusion pumps, a 2% negative impact in the first nine months of 2022 from foreign exchange rates as compared to the prior-year period and sales headwinds in China driven by COVID-related lockdowns. Supply chain constraints, including constraints related to the availability of semiconductor components and other components used in the production of our infusion pumps, and the fact that our new infusion pump platform has not yet received FDA clearance in the U.S. have contributed to lower sales of infusion pumps in the current year periods.
Pharmaceuticals net sales decreased 11% in the third quarter and 7% in the first nine months of 2022, as compared to the prior-year periods. The decrease in the third quarter and first nine months was primarily driven by a 8% and 6%, respectively, negative impact from foreign exchange rates, as compared to the prior-year periods. Additionally, pharmaceuticals net sales were adversely impacted by new market entrants increasing competition and supply constraints for certain molecules. Those items were partially offset by increased sales internationally for inhaled anesthesia products.
Clinical Nutrition net sales decreased 5% in the third quarter and 4% in the first nine months of 2022, as compared to the prior-year periods. The decrease in the third quarter and first nine months was driven by a 9% and 7%, respectively, negative impact from foreign exchange rate changes, as compared to the prior-year periods, and lower sales of vitamins resulting from ongoing supply constraints. Those decreases were partially offset by growth in the U.S. for our PN therapies and related products, including our PN multi-chamber bags.
Advanced Surgery net sales decreased 1% in the third quarter and increased 2% in the first nine months of 2022, as compared to the prior-year periods. The decrease in the third quarter was driven by a 7% negative impact from foreign exchange rate changes, as compared to the prior-year period, partially offset by continued recovery in surgical procedures. The increase in the first nine months was driven by the continued recovery in surgical procedures, particularly in EMEA, and benefits from competitor supply constraints, partially offset by a 5% negative impact from foreign exchange rates, as compared to the prior-year period.
Acute Therapies net sales decreased 15% in the third quarter and 11% in the first nine months of 2022, as compared to the prior-year periods. The decrease in the third quarter and first nine months was driven by lower COVID-related demand for our CRRT systems and a 6% and 4%, respectively, negative impact from foreign exchange rate changes, as compared to the prior-year periods.
BioPharma Solutions net sales decreased 17% in the third quarter and 6% in the first nine months of 2022, as compared to the prior-year periods. The decrease in the third quarter and first nine months includes a 7% and 6%, respectively, negative impact from foreign exchange rates, as compared to the prior-year periods. The decrease in the third quarter was also driven by lower sales from manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies, reflecting a challenging comparison against a strong prior-year period.
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
Gross Margin and Expense Ratios

	Three months ended September 30,
	2022	% of net sales	2021	% of net sales	$ change	% change
Gross margin	$1,133	30.0%	$1,321	40.9%	$(188)	(14.2)%
SG&A	$947	25.1%	$680	21.1%	$267	39.3%
R&D	$152	4.0%	$129	4.0%	$23	17.8%

	Nine months ended September 30,
	2022	% of net sales	2021	% of net sales	$ change	% change
Gross margin	$3,934	35.0%	$3,699	39.9%	$235	6.4%
SG&A	$2,975	26.5%	$1,982	21.4%	$993	50.1%
R&D	$450	4.0%	$396	4.3%	$54	13.6%
Gross Margin
The gross margin ratio was 30.0% and 35.0% in the third quarter and first nine months of 2022, respectively. The special items identified above had an unfavorable impact of approximately 12.9 and 8.5 percentage points on the gross margin ratio in the third quarter and first nine months of 2022, respectively. The gross margin ratio was 40.9% and 39.9% in the third quarter and first nine months of 2021, respectively. The special items identified above had an unfavorable impact of approximately 3.1 and 3.0 percentage points on the gross margin ratio in the third quarter and first nine months of 2021, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased in the third quarter and increased in the first nine months of 2022 compared to the prior-year periods. The decrease in the third quarter was primarily driven by raw materials inflation and increased supply chain costs, partially offset by a favorable product mix that was primarily driven by our acquisition of Hillrom and lower bonus accruals under our annual employee incentive compensation plans. The increase in the first nine months resulted from a favorable product mix that was that was primarily driven by our acquisition of Hillrom and lower bonus accruals under our annual employee incentive compensation plans, which exceeded the adverse impacts of raw materials inflation and increased supply chain costs for the year-to-date period.
SG&A
The SG&A expenses ratio was 25.1% and 26.5% in the third quarter and first nine months of 2022, respectively. The special items identified above had an unfavorable impact of approximately 3.3 and 4.1 percentage points on the SG&A expenses ratio in the third quarter and first nine months of 2022, respectively. The SG&A expenses ratio was 21.1% and 21.4% in the third quarter and first nine months of 2021, respectively. The special items identified above had an unfavorable impact of approximately 1.3 and 0.9 percentage points on the SG&A expenses ratio in the third quarter and first nine months of 2021, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of the special items, the SG&A expenses ratio increased in the third quarter and first nine months of 2022 compared to the prior-year periods primarily due to the acquisition of Hillrom and increased outbound freight costs, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expenses ratio was 4.0% in the third quarter and first nine months of 2022. The R&D expenses ratio was 4.0% and 4.3% in the third quarter and first nine months of 2021, respectively.
The R&D expenses ratio remained relatively flat in the third quarter and first nine months of 2022 compared to the prior-year periods, with the increase in total spend primarily driven by the Hillrom acquisition, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. In the current year periods, restructuring charges include actions taken in connection with our integration of Hillrom. From the commencement of our business optimization actions in the second half of 2015 through September 30, 2022, we have incurred cumulative pre-tax costs of $1.4 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $14 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our integration of Hillrom, and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.
Goodwill Impairments
We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize a goodwill impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value.
As described above, we acquired Hillrom on December 13, 2021 and recognized $6.8 billion of goodwill and $6.0 billion of other intangible assets, including $1.9 billion of indefinite-lived intangible assets, in connection with that acquisition. Our Hillrom segment includes the following three reporting units: Patient Support Systems, Front Line Care and Surgical Solutions. During the third quarter of 2022, we performed trigger-based impairment tests of the goodwill of each of those three reporting units, as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our three Hillrom reporting units, driven primarily by current shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. The impairment tests resulted in total pre-tax goodwill impairment charges of $2.8 billion in the third quarter of 2022, consisting of a $1.4 billion goodwill impairment for our Patient Support Systems reporting unit, a $1.0 billion goodwill impairment for our Front Line Care reporting unit and a $0.4 billion goodwill impairment for our Surgical Solutions reporting unit.
Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations.
Other Operating Expense (Income), Net
Other operating expense (income), net was $48 million and $20 million in the third quarter and first nine months of 2022, respectively. The current year periods include a loss of $54 million under an arrangement to divest certain product rights for an amount that is less than our cost of those product rights, which was triggered by U.S. and European Union regulatory approvals of the related products. Refer to Note 2 in Item 1 of this Quarterly Report on

Form 10-Q for further information about the related transactions. That loss was partially offset by gains from net decreases in the estimated fair values of contingent consideration liabilities of $6 million and $34 million in the third quarter and first nine months of 2022, respectively.
Other operating expense (income), net was $1 million and $6 million in the third quarter and first nine months of 2021, respectively, which consisted of gains from net decreases in the estimated fair values of contingent consideration liabilities.
Interest Expense, Net
Interest expense, net was $104 million and $278 million in the third quarter and first nine months of 2022, respectively, and $50 million and $118 million in the third quarter and first nine months of 2021, respectively. The increases in the third quarter and first nine months of 2022 were primarily driven by higher average debt outstanding in connection with the Hillrom acquisition.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $63 million and $3 million in the third quarter and first nine months of 2022, respectively, and an expense of $12 million and $15 million in the third quarter and first nine months of 2021, respectively. The increases in the third quarter of 2022 compared to the prior year period was primarily due to the reclassification of a cumulative translation loss from accumulated other comprehensive income (loss) to earnings due to the substantial liquidation of our operations in Argentina, partially offset by pension benefits in the current-year period. The decrease in the first nine months of 2022 compared to the prior year was primarily due to foreign exchange gains in the current-year period versus losses in the prior-year period, pension benefits in the current-year period versus expenses in the prior-year period and a pension curtailment gain in the current-year period, partially offset by the reclassification of the Argentina cumulative translation loss to earnings.
Income Taxes
Our effective income tax rate was 1.1% and (0.2)% in the third quarter, and (1.1)% and 11.8% in the first nine months of 2022 and 2021, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
For the three and nine months ended September 30, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to non-deductible goodwill impairments.
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

	Net sales				Operating income (loss)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Americas	$1,703	$1,727	$4,975	$4,911	$588	$676	$1,765	$1,907
EMEA	692	779	2,129	2,300	145	167	433	461
APAC	643	720	1,917	2,059	152	166	459	456
Hillrom	735	—	2,205	—	215	—	564	—
Total segments	3,773	3,226	11,226	9,270	1,100	1,009	3,221	2,824
Corporate and other	—	—	—	—	(3,899)	(496)	(5,517)	(1,497)
Total	$3,773	$3,226	$11,226	$9,270	$(2,799)	$513	$(2,296)	$1,327
Americas
Segment net sales and operating income were $1.7 billion and $588 million, respectively, in the third quarter and $5.0 billion and $1.8 billion, respectively, in the first nine months of 2022. Segment net sales and operating income were $1.7 billion and $676 million, respectively, in the third quarter and $4.9 billion and $1.9 billion, respectively, in the first nine months of 2021. The decrease in operating income in the third quarter of 2022 was due to higher supply chain costs and lower sales in our BioPharma Solutions, Pharmaceuticals and Acute Therapies product categories, partially offset by higher sales in our Renal Care and Advanced Surgery product categories. The decrease in operating income in the first nine months of 2022 was due to raw materials inflation, higher supply chain costs and lower sales in our Pharmaceuticals, Acute Therapies and BioPharma Solutions product categories, partially offset by higher sales in our Medication Delivery, Renal Care and Advanced Surgery product categories.
EMEA
Segment net sales and operating income were $692 million and $145 million, respectively, in the third quarter and $2.1 billion and $433 million, respectively, in the first nine months of 2022. Segment net sales and operating income were $779 million and $167 million, respectively, in the third quarter and $2.3 billion and $461 million, respectively, in the first nine months of 2021. The decrease in operating income in the third quarter and first nine months of 2022 was primarily due to an unfavorable impact of foreign exchange rates on results as compared to the prior-year period, lower sales in our Acute Therapies and BioPharma Solutions product categories and higher supply chain costs, partially offset by lower operating expenses and improved gross margin, driven by a favorable product mix. For the first nine months of 2022, the decrease in operating income was partially offset by having a full nine months of sales from our February 2021 acquisition of the rights to Caelyx and Doxil for specified territories outside the U.S.
APAC
Segment net sales and operating income were $643 million and $152 million, respectively, in the third quarter and $1.9 billion and $459 million, respectively, in the first nine months of 2022. Segment net sales and operating income were $720 million and $166 million, respectively, in the third quarter and $2.1 billion and $456 million, respectively, in the first nine months of 2021. The decrease in operating income in the third quarter of 2022 was driven by the unfavorable impact of foreign exchange rates on results as compared to the prior-year period. The increase in operating income in the first nine months of 2022 was due to lower operating expenses and an improved gross margin, driven by a favorable product mix, partially offset by the unfavorable impact of foreign exchange rates on results as compared to the prior-year period, higher supply chain costs and sales headwinds in China driven by COVID-related lockdowns.
Hillrom
Segment net sales and operating income were $735 million and $215 million, respectively, in the third quarter and $2.2 billion and $564 million, respectively, in the first nine months of 2022. The increases in net sales and operating income in the third quarter and first nine months of 2022, from zero in the prior year periods, were due to our acquisition of Hillrom in December 2021.

Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, manufacturing variances and centrally managed supply chain costs, product category support costs, stock compensation expense, certain employee benefit plan costs, and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments). For the period from our acquisition of Hillrom on December 13, 2021 through December 31, 2021, we previously included all costs incurred by the Hillrom business within that segment, including the types of costs described in the preceding sentence that are maintained at Corporate for our legacy Baxter segments. In connection with our ongoing integration activities, beginning in the first quarter 2022, we have updated the measure of profitability for our Hillrom segment by excluding such unallocated costs, consistent with our legacy Baxter segments. Those unallocated costs related to Hillrom, which totaled $3.0 billion and $3.3 billion for the three and nine months ended September 30, 2022, respectively, are now presented within Corporate as well.
The Corporate operating loss in the third quarter was significantly higher than the prior-year period primarily due to goodwill and intangible asset impairments, higher intangible asset amortization expense, acquisition and integration-related expenses and business optimization charges and increased manufacturing variances and centrally managed supply chain costs, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the nine-month periods ended September 30, 2022 and 2021.

	Nine months ended September 30,
(in millions)	2022	2021
Cash flows from operations	$772	$1,529
Cash flows from investing activities	(675)	(933)
Cash flows from financing activities	(1,319)	(1,031)
Cash Flows from Operations
In the first nine months of 2022, cash provided by operating activities was $772 million, as compared to cash provided by operating activities of $1.5 billion in the first nine months of 2021, a decrease of $757 million. The decrease was primarily due to a decrease in our net income in 2022, increases in inventory levels and higher annual payouts under our employee incentive compensation plans in the current year period compared to the prior year period.
Cash Flows from Investing Activities
In the first nine months of 2022, cash used for investing activities included payments for acquisitions and investments of $206 million, primarily related to our payment to acquire the rights to Zosyn, and capital expenditures of $479 million. In the first nine months of 2021, cash used for investing activities included payments for acquisitions and investments of $463 million, primarily related to Caelyx and Doxil, Transderm Scop and PerClot Polysaccharide Hemostatic System (PerClot), and capital expenditures of $508 million. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding business development activities.
Cash Flows from Financing Activities
In the first nine months of 2022, cash used in financing activities included debt repayments of $953 million and dividend payments of $427 million, partially offset by a net increase in commercial paper borrowings of $30 million and proceeds from stock issued under employee benefit plans of $114 million. In the first nine months of 2021, cash used for financing activities included payments for treasury stock repurchases of $600 million, debt repayments of $407 million and dividend payments of $390 million, partially offset by proceeds from stock issued under employee benefit plans of $135 million and the net proceeds from commercial paper borrowings of $300 million.
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

During the first nine months of 2022, we repurchased 0.5 million shares under this authority pursuant to a Rule 10b5-1 plan. We had $1.3 billion remaining available under this authorization as of September 30, 2022.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of September 30, 2022, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.5 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of September 30, 2022 or December 31, 2021. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
As of September 30, 2022, we were in compliance with the financial covenants in these agreements. In the third quarter of 2022, we amended the credit agreement governing our U.S. dollar-denominated revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to delay the commencement of our net leverage ratio covenant step-down schedule until June 30, 2024. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $1.6 billion of cash and cash equivalents as of September 30, 2022, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of September 30, 2022, we had approximately $16.4 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions, including global economic conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives. Although our outlook was downgraded from stable to negative by two of the rating agencies during the third quarter of 2022, there have been no changes to our investment grade credit ratings that we disclosed in our 2021 Annual Report.
LIBOR Reform
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis was not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). In 2020, it was announced that certain U.S. dollar LIBOR tenors would not cease until 2023. In September 2022, our $2.5 billion U.S. dollar-denominated revolving credit facility and our $4.0 billion Term Loan Credit Agreement were amended to reference SOFR-based rates. Currently, our €200 million Euro-denominated revolving credit facility references LIBOR-based rates. The discontinuation of LIBOR will require this arrangement to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. That credit facility agreement includes provisions related to the determination of a successor LIBOR rate.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2021 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report. We identified the Valuation of Intangible Assets, Including IPR&D, as one of our critical accounting policies in our 2021 Annual Report. We currently consider the valuation of goodwill to be a part of that critical accounting policy.
Goodwill is initially measured as the excess of the purchase price over the fair value (or other measurement attribute required by U.S. GAAP) of acquired assets and liabilities in a business combination. Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test. In the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that the reporting unit’s carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In a quantitative goodwill impairment test, the fair values of our reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. Each of those inputs can significantly affect the fair values of our reporting units. During the third quarter of 2022, we recognized $2.8 billion of goodwill impairment charges and $332 million of indefinite-lived intangible asset impairment charges. See Note 4, Goodwill and Other Intangible Assets, Net in Item 1 of this Quarterly Report on Form 10-Q for further information about those impairments.
There have been no other updates to our critical accounting policies and no significant changes in the application of our critical accounting policies during the first nine months of 2022.
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
CERTAIN REGULATORY MATTERS
The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris). FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).1 FDA re-inspected the facilities and issued a Form 483 on May 17, 2022. On September 1, 2022, FDA notified the company that the inspection had been classified as voluntary action indicated (VAI). Since the issuance of the Claris Warning Letter, we have implemented corrective and preventive actions to address FDA’s prior observations and other items we identified and management has begun working with other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to accounting estimates and assumptions, impacts of the COVID-19 pandemic and global economic conditions, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses, future regulatory filings and our R&D pipeline, strategic objectives, sales from new product offerings, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, the impact of competition, future sales growth, business development activities (including the acquisitions of Cheetah, Seprafilm, certain outside of the U.S. (OUS) rights to Caelyx and Doxil, full U.S. and specific OUS rights to Transderm Scop, PerClot, Hillrom and certain rights to Zosyn in the U.S. and Canada), business optimization and portfolio rationalization initiatives, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the adequacy of credit facilities, tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict changing customer preferences, which has led to and may continue to lead to increased inventory levels, and needs and advances in technology and the resulting impact on customer inventory levels and the impact of reduced hospital admission rates and elective surgery volumes), and the impact of those products on quality and patient safety concerns;

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

•
product development risks, including satisfactory clinical performance and obtaining required regulatory approvals (including as a result of evolving regulatory requirements), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

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

•
our ability to identify business development, portfolio rationalization and growth opportunities and to successfully execute on these strategies (including the Hillrom acquisition and related integration and restructuring activities);

•
product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales, including the focus on evaluating product portfolios for the potential presence or formation of nitrosamines;

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
We use options and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of September 30, 2022 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of September 30, 2022, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $26 million with respect to those contracts would change by $70 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of September 30, 2022 by replacing the actual exchange rates as of September 30, 2022 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of September 30, 2022, our subsidiary in Turkey had net monetary assets of $40 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2021 Annual Report. There were no significant changes during the quarter ended September 30, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
In connection with our finance transformation and process optimization initiatives, during the quarter ended September 30, 2022 we transferred certain accounting and finance activities to new Baxter global business service centers located in Kuala Lumpur, Malaysia, and Warsaw, Poland. These transitions followed several months of knowledge transfer and training programs and included modifications to the design and operation of our internal controls over financial reporting in some cases. Additional transitions of accounting and finance activities to our global business service centers are planned over the coming year.
Except as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2021 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program(1)
July 1, 2022 through July 31, 2022	375,000	$64.80	375,000
August 1, 2022 through August 31, 2022	—	$—	—
September 1, 2022 through September 30, 2022	—	$—	—
Total	375,000	$64.80	375,000	$1,264,718,521

(1) In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the third quarter of 2022, we repurchased approximately 0.4 million shares for $24 million pursuant to this authority through a Rule 10b5-1 purchase plan. We had $1.3 billion remaining under this program as of September 30, 2022. This program does not have an expiration date.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

10.1
First Amendment, dated as of September 28, 2022, to the Credit Agreement, dated as of September 30, 2021, among Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 30, 2022).

10.2
Second Amendment, dated as of September 28, 2022, to the Credit Agreement, dated as of September 30, 2021, as amended by the First Amendment, dated as of September 28, 2022, amount Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 30, 2022).

10.3
First Amendment, dated as of September 28, 2022, to the Five-Year Credit Agreement, dated as of September 30, 2021, among Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 30, 2022).

10.4
Second Amendment, dated as of September 28, 2022, to the Five-Year Credit Agreement, dated as of September 30, 2021, among Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on September 30, 2022).

10.5
Second Amendment, dated as of September 28, 2022, to the Credit Agreement, dated as of December 20, 2019, as amended by the First Amendment, dated as of October 1, 2021, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, JPMorgan SE, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on September 30, 2022).

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
Date: October 27, 2022
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)