Form 10-K
period 2022-12-31
BAXTER INTERNATIONAL INC
filed 2023-02-09
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $64.23 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $32 billion. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2023 was 504,672,166.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2023 proxy statement for use in connection with its Annual Meeting of Stockholders expected to be held on May 2, 2023 are incorporated by reference into Part III of this report.

PART I
Item 1.    Business.
Company Overview
Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products, advanced surgical equipment; smart bed systems; patient monitoring and diagnostic technologies; and respiratory health devices. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and by patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. As of December 31, 2022, we manufactured products in over 20 countries and sold them in over 100 countries.
Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “we", "our” or "us" means Baxter International and its consolidated subsidiaries, unless the context otherwise requires.
Recently Announced Strategic Actions
In January 2023, we announced the following planned strategic actions that are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value: (a) a proposed spinoff of our Renal Care and Acute Therapies product categories into an independent publicly traded company, (b) our development of a new operating model to simplify our operations and (c) our pursuit of strategic alternatives (including a potential sale) for our BioPharma Solutions (BPS) product category.
This proposed spinoff of our Renal Care and Acute Therapies product categories (the proposed spinoff) is currently expected to be completed during the first half of 2024, approximately 12 to 18 months from the date of the related announcement. In 2022 we generated $4.4 billion of combined net sales from our Renal Care and Acute Therapies product categories, representing approximately 29% of our consolidated net sales. We intend for the proposed spinoff to qualify as tax-free to Baxter and our shareholders for U.S. federal income tax purposes. The proposed spinoff is subject to the satisfaction of customary conditions, including final approval from our Board of Directors, the filing and effectiveness of a registration statement on Form 10, receipt of an Internal Revenue Service (IRS) ruling or related tax opinions from counsel, satisfactory completion of financing arrangements, consultations with works councils and other employee representative bodies and any necessary regulatory approvals.
To strengthen our ability to deliver on our vision to transform healthcare, we are designing a new operating model intended to simplify and streamline our operations. Once the simplified model is implemented, we expect to be a more integrated and nimble organization that can respond more effectively to changes in the macroeconomic environment, while enhancing our ability to drive innovation in our product portfolio. As part of these actions, we are working to create a more resilient supply chain and better align our manufacturing footprint and supply chain to our commercial activities. Under the new model, our business will be managed across four global business units consisting of: (1) Medical Products and Therapies, which will include our Medication Delivery, Advanced Surgery and Clinical Nutrition product categories, (2) Healthcare Systems and Technologies, which will include the Patient Support Systems, Front Line Care and Global Surgical Solutions product categories obtained in the Hillrom acquisition, (3) Pharmaceuticals, which will include our BPS product category, for which we are exploring strategic alternatives, and our Pharmaceuticals product category and (4) Kidney Care, which will include our Renal Care and Acute Therapies product categories that we are proposing to spinoff into an independent publicly traded company.
We expect to have our new organizational designs substantially finalized in the second quarter of 2023. The new operating model will have significant impacts on our systems and processes across our entire company and we expect to have those broader operational changes, including our updated management reporting framework for the new operating model, fully implemented during the second half of 2023. At that time, we expect that our reportable segments will be changed to align with the new operating model.

We are pursuing strategic alternatives (including a potential sale) for our BPS product category, which includes contract manufacturing services provided to pharmaceutical and biopharmaceutical companies. In 2022 we generated $644 million of net sales from that product category, representing approximately 4% of our consolidated net sales. A potential sale of, or other strategic transaction involving, BPS would help us further narrow our strategic focus as a company while providing an opportunity for capital deployment, including debt repayment.
Following these planned strategic actions (including completion of the proposed spinoff), we intend to emerge as a stronger hospital solutions and connected care company. As a more focused business, we expect to be better positioned to make strategic investments to accelerate our vision and to deliver differentiated value to our stakeholders with our unique combination of products, therapies and connected care platforms.
There can be no guarantees that the proposed spinoff, the simplified operating model or the sale of, or other strategic transaction involving, our BPS product category will be completed in the manner or over the timeframes described above, or at all.
Acquisition of Hillrom
On December 13, 2021, we completed our acquisition of all outstanding equity interests of Hill-Rom Holdings, Inc. (Hillrom) for a purchase price of $10.5 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was approximately $12.8 billion. Hillrom was a global medical technology leader and its products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. Hillrom made those outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care. In 2022 the Patient Support Systems, Front Line Care and Global Surgical Solutions product categories of our Hillrom segment collectively generated net sales of $2.9 billion. During 2022, we also recognized $2.8 billion of goodwill impairments and $332 million of indefinite-lived intangible asset impairments related to goodwill and trade name intangible assets that arose from the Hillrom acquisition. See Notes 2, 4, 5 and 17 in Item 8 of this Annual Report on Form 10-K for additional information about the Hillrom acquisition, goodwill and intangible asset impairments, Hillrom acquisition financing arrangements and Hillrom segment results, respectively.
Business Segments and Products
We currently manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific), and a global segment for our recently acquired Hillrom business. As discussed above under “Recently Announced Strategic Actions,” we are designing a new operating model intended to simplify and streamline our operations and we expect that our reportable segments will be changed to align with that new operating model when it is fully implemented.
The Americas, EMEA and APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. As discussed above under "Recently Announced Strategic Actions," we are pursuing the proposed spinoff of our Renal Care and Acute Therapies product categories and strategic alternatives for our BPS product category. The Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space.
For financial information about our segments, see Note 17 in Item 8 of this Annual Report on Form 10-K.
Business Strategy
Our business strategy is focused on driving sustainable growth and innovation aligned with our mission to save and sustain lives and our vision to transform healthcare with a customer focus to improve patient outcomes, enhance workflow efficiency, and enable cost-effective care. Our diversified and broad portfolio of medical products that treat life-threatening acute or chronic conditions and our global presence are core components of our strategy as we work to achieve these objectives. We are focused on four strategic pillars as part of our pursuit of industry leading performance: innovation; market expansion; operational efficiency; and capital allocation.
Innovation
Our innovation strategy is focused on connected care and core therapies offerings. Connected care offerings include devices or software that can connect, communicate and/or analyze data to help transform healthcare and improve patient outcomes. Our acquisition of Hillrom has been a key driver in developing our connected care offerings, as its product portfolio includes digital and connected care solutions and collaboration tools such as smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care. Our core therapies product offerings include medical devices and consumable medical products designed to address essential patient and provider needs across the continuum of care.
As part of this strategy and consistent with our recently announced strategic initiatives, we are shifting our investments to drive innovation in product areas where we have compelling opportunities to serve patients and healthcare professionals while advancing our business. We are accelerating the pace in which we bring these advances to market to support our future growth. We are in the midst of launching several new products, geographic expansions and line extensions including in such areas as chronic and acute renal care, smart pump technology, hospital pharmaceuticals and nutritionals, surgical sealants, smart beds, respiratory vests and more. These comprise a mix of entirely new offerings, improvements on existing technologies and the expansion of current products into new geographies.
Market Expansion
The market expansion component of our strategy includes capturing revenue synergies through the integration of Hillrom, expanding our portfolio geographically, broadening our portfolio through channel expansion and increasing utilization of our products and therapies through market development activities. These initiatives include using Baxter’s geographic footprint to introduce the Hillrom product portfolio into new markets, as well as expanding value-added services, increasing adoption of underpenetrated therapies and providing education and advocacy to improve access to our products.
Operational Excellence
As discussed above under “Recently Announced Strategic Actions,” we are designing a new operating model intended to simplify and streamline our operations. Once the simplified model is implemented, we expect to be a more integrated and nimble organization that can respond more effectively to changes in the macroeconomic environment, while enhancing our ability to drive innovation in our product portfolio. As part of these actions, we are working to create a more resilient supply chain and better align our manufacturing footprint and supply chain to our commercial activities. We also continue to focus on increasing efficiencies through automation and digitization and we remain committed to deliver on the targeted cost synergies expected to be achieved from our acquisition of Hillrom. We intend to continue to actively manage our cost structure to help ensure that we are committing resources to the highest value uses. Such high value activities include supporting innovation, building out the portfolio, expanding patient access and accelerating growth for our stockholders.
Maintaining Disciplined and Balanced Capital Allocation
Subject to market conditions and our investment grade targets, our capital allocation strategies include the following:
•debt repayments to support our deleveraging commitments;
•active portfolio management through the identification of attractive acquisition and divestiture transactions, including our recent acquisition of Hillrom, the proposed spinoff and our pursuit of strategic alternatives (including a potential sale) for our BPS product category; and
•return capital to stockholders through dividends. We also intend to reinstate share repurchases over the longer term.

We paid down approximately $900 million of debt during 2022 and we continue to be committed to an investment grade rating, including taking actions toward achieving our 2.75x net leverage commitment. We currently expect to apply proceeds from the proposed spinoff and potential BPS divestiture toward reducing indebtedness and addressing near-term debt maturities. During this deleveraging period, we currently intend to maintain our dividend, not make any share repurchases and be highly selective with respect to any potential acquisitions.
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
Sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2022.
International Operations
The majority of our revenues are generated outside of the United States and geographic expansion remains a component of our strategy (including with respect to the Hillrom business). Our international presence includes operations in Europe, the Middle East, Africa, Asia-Pacific, Latin America and Canada. We are subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “Risks Related to Baxter’s Business —We are subject to risks associated with doing business globally” and “—Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity” in Item 1A of this Annual Report on Form 10-K.
For financial information about our foreign and domestic revenues and segment information, see Notes 10 and 17, respectively, in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7 of this Annual Report on Form 10-K.
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
Raw Materials and Component Parts
Raw materials and component parts essential to our business are purchased from numerous suppliers worldwide in the ordinary course of business. While many of these materials are generally available, we have experienced and may in the future experience shortages of supply. Additionally, certain of these materials are secured from single source suppliers or on a spot basis and not pursuant to a contractual arrangement. In recent periods, we have experienced increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), which has had a negative impact on our profit margins, due to the increased costs, and on our sales for certain product categories, due to our inability to fully satisfy demand.
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
We are not always able to recover cost increases for raw materials and component parts through customer pricing due to contractual limits, where applicable, and market forces. This circumstance occurred during 2022 and our profit margins were adversely impacted because we were unable to fully offset all such cost increases through customer pricing adjustments or other pricing actions. We seek to utilize long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Our ability to do so in the face of limited supply of certain raw materials and component parts and inflationary environment may be limited.
Competition and Healthcare Cost Containment
Our businesses benefit from a number of competitive advantages, including the breadth and depth of our product offerings and our strong relationships with customers, including hospitals and clinics, GPOs, IDNs, physicians and patients, many of whom self-administer home-based therapies that we supply. We also benefit from efficiencies and cost advantages resulting from shared manufacturing facilities and the technological advantages of our products.
Although no single company competes with us in all of our businesses, we face substantial competition in each of our segments from international and domestic healthcare, medical products and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. We believe customer purchasing decisions are primarily focused on cost-effectiveness, price, service, product performance and technological innovation. There has been increasing consolidation in our customer base and by our competitors, which continues to result in pricing and market pressures.
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
Research and Development
Our investment in research and development (R&D), consistent with our portfolio optimization and capital allocation strategies, helps fuel our future growth and our ability to remain competitive in each of our product categories. Accordingly, we continue to focus our investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for our R&D activities were $605 million in 2022, $534 million in 2021, and $521 million in 2020. These expenditures include costs associated with R&D activities performed at our R&D centers located around the world, which include facilities in Belgium, Sweden, India, Italy, Germany, China, Japan and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations. As discussed above in under "Recently Announced Strategic Actions," we are designing a new operating model intended to simplify and streamline our operations. We are also working to create a more resilient supply chain and better align our manufacturing footprint and supply chain to our commercial activities. These activities may result in the consolidation of one or more R&D facilities.
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
Corporate Responsibility
Driven by our mission to save and sustain lives, Baxter's corporate responsibility strategy focuses on addressing the environmental, social and governance (ESG) issues that affect our patients, customers, employees, communities and other stakeholders worldwide. Our corporate responsibility approach supports our business priorities to achieve top quartile results relative to industry peers and other comparators across four dimensions: patient safety and quality, growth through innovation, best place to work and industry-leading performance. Advancing our corporate responsibility goals contributes to business, social and economic value, including attraction and retention, enhanced operational efficiency and implementation of enterprise risk management strategies, among others.

In 2021, we launched our 2030 Corporate Responsibility Commitment featuring ten strategic goals for focused action. Our Commitment is anchored by three pillars - Empower Our Patients, Protect Our Planet and Champion Our People and Communities - and bolstered by our approach to the foundational principles of Ethics and Compliance, Human Rights, Diversity, Equity and Inclusion and Privacy and Data Protection. The 2030 Corporate Responsibility Commitment and Goals highlight Baxter's corporate responsibility focus and help to further advance our ESG performance. Our progress against these goals is published annually in our Corporate Responsibility Report which is available on our website under "Our Story-Corporate Responsibility." The Corporate Responsibility Report is not incorporated by reference into this Annual Report on Form 10-K or any other document filed with the SEC.
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
Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. Our environmental policies require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. For example, we made $6 million, $33 million and $10 million of capital expenditures in 2022, 2021 and 2020, respectively, related to a new ethylene oxide emissions control system at our Mountain Home, Arkansas facility that was substantially completed in 2022.
Human Capital Management
As of December 31, 2022, we employed approximately 60,000 people globally, with approximately 19,000 employees in the United States and approximately 41,000 employees outside of the United States. Our employees are our most important assets and set the foundation for our ability to achieve our strategic objectives. They contribute to our success and are instrumental in driving operational execution and our ability to deliver strong financial performance, advancing innovation and maintaining a strong quality and compliance program across our organization.

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
•Activating Change Today. Building on the success of our nine business resource groups (BRGs), one such BRG, Baxter’s Black Alliance, joined forces with colleagues across the company to introduce Activating Change Today (ACT), a multidimensional program to advance inclusion and racial justice. ACT began as an initiative in 2020 that was initially U.S. focused following the events surrounding the death of George Floyd, but has since garnered relevance internationally as well. ACT is focused on driving results across four key areas – Workforce, Workplace, Community and Marketplace – encompassing employees, external stakeholders and the markets and communities we serve.
•Health and Safety. Health and safety are firmly rooted across our global footprint. Most of our employees outside of our manufacturing facilities worked remotely during the initial stages of the COVID-19 pandemic (beginning in March 2020). We subsequently implemented our flexible work policy, which we refer to as BaxFlex, which establishes the expectation that employees are in the office two to three days a week. Our production and field service employees have been working at our facilities throughout the pandemic in the interest of providing vital services to our customers.
•Recruitment, Training and Development. We use recruitment vehicles to attract diverse talent to our organization and we prioritize learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning platform known as BaxU and virtual workshops that support our culture, strategy and the development of crucial skills. To assess the impact of the investments we make in our people, and to help us consistently improve our human resources programs, we regularly conduct anonymous surveys of our global workforce to seek feedback on a variety of topics including confidence in our leadership, competitiveness of our compensation and benefits packages, career growth opportunities and improvements on how we can make our company an employer of choice. Administered and analyzed by an independent third-party, the survey results are reviewed by our senior leaders, which include our executive officers. The results of this engagement survey are also shared with individual managers, who are then tasked with taking action based on their employees’ anonymous feedback. By paying close attention to the results both at an aggregate enterprise level as well as at a department/business/work group level, we have been able to enhance our culture of speed, simplicity, courage and collaboration, help educate employees more effectively about our benefits offerings as well as our learning and development opportunities and further improve our communications content, mechanisms and frequency.
Available Information
We make available free of charge on our website at www.baxter.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material with the Securities and Exchange Commission. These reports are also available free of charge via EDGAR through the Securities and Exchange Commission website (www.sec.gov).  In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters for the committees of our Board of Directors are available on our website at www.baxter.com under “Our Story — Our Governance.” All the foregoing materials will be made available to stockholders in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Information contained on our website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

Item 1A.    Risk Factors.
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors. If any of the events described below occurs, our business, financial condition, results of operations, future growth prospects and stock price could suffer.
Risk Factors Summary
This summary of risks below is intended to provide an overview of the risks we face and should not be considered a substitute for the more detailed risk factors discussed immediately following this summary.
Strategic Risks
•The proposed spinoff of our Renal Care and Acute Therapies product categories may not be completed on the terms or timeline currently contemplated, if at all.
•We will be exposed to new risks as a result of the proposed spinoff and other strategic actions we are undertaking.
•We may fail to realize the anticipated benefits of the Hillrom acquisition.
•If our business strategy and development activities are unsuccessful, our business, financial condition and results of operations could be adversely affected.
Risks Related to Our Financial Performance and Our Common Stock
•Global economic conditions, including inflation and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.
•Our operating results and financial condition may fluctuate.
•We may not achieve our financial goals.
•We have incurred a substantial amount of debt in connection with the Hillrom acquisition.
•Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity.
•Our common stock price has fluctuated significantly and may continue to do so.
•Future material impairments in the value of our long-lived assets, including goodwill, could negatively affect our operating results.
Other Risks Relating to Our Business
•The effects of the COVID-19 pandemic have had, and we expect will continue to have, a material adverse effect on our business.
•If we are unable to successfully introduce new products or fail to keep pace with changing consumer preferences and needs and advances in technology, our business, financial condition and results of operations could be adversely affected.
•Issues with product supply or quality could, among other things, have an adverse effect on our business or cause a loss of customer confidence in us or our products.
•There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our operating results.
•If we fail to attract and retain key employees our business may suffer.
Risks Related to Our Business Operations
•Segments of our business are significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.
•We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.

•If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization, supply or distribution difficulties, our business and results of operations may be adversely affected.
•Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations and financial condition.
•Breaches and breakdowns affecting our information technology systems or protected information could have a material adverse effect on us.
•We are subject to risks associated with doing business globally.
•A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Risks Related to Legal and Regulatory Matters
•We are subject to a number of laws and regulations, and we are susceptible to a changing regulatory environment.
•Increasing regulatory focus on privacy and security issues and expanding laws could impact our business and expose us to increased liability.
•If reimbursement or other payment for our current or future products is reduced or modified in the United States or in foreign countries or changes to policies with respect to pricing, taxation or rebates, our business could suffer.
•We could be subject to fines or damages and possible exclusion from participation in federal or state healthcare programs if we fail to comply with the laws and regulations applicable to our business.
•If we are unable to protect our patents or other proprietary rights, or if we infringe the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
•Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.
•We are party to a number of pending lawsuits and other disputes which may have an adverse impact on our business, operations or financial condition.
Strategic Risks

The proposed spinoff of our Renal Care and Acute Therapies product categories may not be completed on the terms or timeline currently contemplated, if at all.
We recently announced a series of strategic actions, including the proposed spinoff of our Renal Care and Acute Therapies product categories, a review of strategic alternatives for our BPS product category and plans to implement a simplified operating model and manufacturing footprint. We may encounter challenges to executing the proposed spinoff of our Renal Care and Acute Therapies product categories on the terms and within the timeframe we announced, or at all. The spinoff will be subject to the satisfaction of a number of customary conditions, including final approval from the Baxter Board of Directors, the filing and effectiveness of a registration statement on Form 10, receipt of a favorable Internal Revenue Service ruling or tax opinion from counsel with respect to the tax-free nature of the spin, satisfactory completion of financing arrangements and receipt of any necessary regulatory approvals. The failure to satisfy any of the required conditions could delay the completion of the proposed spinoff for a significant period of time or prevent it from occurring at all. Additionally, it is complex in nature, and unanticipated developments or changes, including disruptions in general market conditions, changes in law or challenges in executing the separation of the two businesses, may affect our ability to complete the spinoff on the terms or on the timeline we announced, or at all. The terms and conditions of the required regulatory authorizations and consents that are granted, if any, may also impose requirements, limitations or costs, or place restrictions on the conduct of the independent companies or impact our ability to complete the spinoff on the terms or timeline we announced, or at all.
Although we intend for the proposed spinoff to be tax-free to the company’s stockholders for U.S. federal income tax purposes, we expect to incur non-U.S. cash taxes on the preparatory restructuring and may also incur non-cash tax expense including potential impairments of deferred tax assets. Moreover, there can be no assurance that the proposed spinoff will qualify as tax-free for U.S. federal income tax purposes. The IRS ruling or opinion from counsel mentioned above will be based upon various factual representations and assumptions, as well as certain undertakings made by the Company and the new independent company. If any of these factual representations or assumptions are, or become, untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the opinion or ruling are based are materially different from the actual facts relating to the spinoff, reliance on the opinion or ruling may be jeopardized. If the spinoff were ultimately determined to be taxable for U.S. federal income tax purposes, we would incur a significant tax liability, while the distributions to the company’s stockholders would become taxable and the new independent company could incur income tax liabilities as well.
We will be exposed to new risks as a result of the proposed spinoff and other strategic actions we are undertaking. Our strategic actions may not achieve their anticipated benefits, or our costs may exceed our estimates.
Our businesses will face material challenges in connection with the proposed spinoff and the other strategic actions we are undertaking (including a review of strategic alternatives for our BPS product category and plans to implement a simplified operating model and manufacturing footprint). These challenges include, without limitation, the diversion of management’s attention from ongoing business concerns; appropriately allocating assets and liabilities among the companies to be separated in the proposed spinoff, particularly given the complex nature of the spinoff; attracting, retaining and motivating key management and other employees; retaining existing, or attracting new, business and operational relationships, including with customers, suppliers, employees and other counterparties; maintaining our relationships with regulators; assigning customer contracts and intellectual property to each of the businesses; and potential negative reactions from the financial markets. In particular, in the last few years, the company has undertaken other strategic and business transformation actions (including the acquisition of Hillrom and cost reduction initiatives) that have entailed changes across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas. This poses risks in the form of personnel capacity constraints and institutional knowledge loss that has led to and could in the future lead to missed performance or financial targets and harm to our reputation, and these risks are heightened with the additional interdependent actions that will be needed to complete the proposed spinoff and other strategic actions we are pursuing.
We have begun and will continue to incur significant expenses in connection with the proposed spinoff and other strategic actions we have announced. These expenses may be higher than currently anticipated or may not yield a discernible benefit if the actions are not completed on schedule or at all. In addition, the anticipated benefits of these actions are based on a number of assumptions, some of which may prove incorrect, and we cannot predict with certainty when the expected benefits will occur, or the extent to which they will be achieved. As a result, even if the proposed spinoff or other strategic actions are completed, they may not achieve some or all of the anticipated strategic, financial, operational or other benefits in the expected timeframe, or at all, which could adversely impact our business, results of operations or financial condition.
Further, even if the proposed spinoff is completed, we cannot assure you that each separate company will be successful. Completion of the spinoff will result in independent public companies that are smaller, less diversified companies, with more limited businesses concentrated in their respective industries than Baxter is today. As a result, each company will be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of revenues, costs and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and each company’s ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished. Each company will also incur one-time and ongoing costs, including costs of operating as independent companies, that the separated businesses will no longer be able to share. In addition, until the market has fully analyzed the values of the separate companies, the price of our common stock and common stock of the new company may experience volatility. Our common stock or the common stock of the new company may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause certain investors to sell their shares, which could in turn lead to declines in the trading price of such stock. As a result of any of the foregoing or other risks, the combined value of the common stock of the two publicly traded companies may be less than what the value of our common stock would have been absent the spinoff.
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
There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. These difficulties include challenges consolidating certain operations and functions (including regulatory and other corporate functions), integrating technologies (including differing IT systems and processes), organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies and retaining key personnel. The integration is complex and time consuming and aspects of it may be delayed, or additional and unforeseen expenses may result, in light of our recently announced strategic initiatives. The integration process and other disruptions resulting from the Hillrom acquisition may also disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings. Any failure to successfully or cost-effectively integrate Hillrom could have a material adverse effect on our business and cause reputational harm. Challenges associated with our integration efforts are heightened due to the other strategic actions we are pursuing.
If our business strategy and development activities are unsuccessful, our business, financial condition and results of operations could be adversely affected.
While we remain committed to deleveraging, we expect to engage in significant business development activities over the longer term (once we have satisfied our net leverage targets), including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of our resources (including resources currently focused on the recently announced strategic initiatives discussed above). Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition, investment or alliance; competition from other companies in the industries in which we operate that are seeking similar opportunities; whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to the other company’s products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process R&D projects and to maintain adequate controls over the combined operations. Certain of these activities are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions and could result in mandated divestitures in the context of proposed acquisitions. If we are unsuccessful in our business development activities, we may not realize the intended benefits of such activities, including that acquisition and integration costs may be greater than expected or the possibility that expected return on investment, synergies and accretion will not be realized or will not be realized within the expected timeframes. For more information, see Note 2 in Item 8 of this Annual Report.
Risks Related to Our Financial Performance and Our Common Stock
Global economic conditions, including inflation and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.
General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, have resulted and may continue to result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, has had and may continue to have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation have resulted in recessionary pressures in many parts of the world. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows.
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation and labor costs, resulting from COVID-19 and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call around the world, the war in Ukraine and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing facilities, which often require us to transport our products long distances, we may be more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future. They have also made it increasingly difficult to model accurately our short-term and long-term financial objectives and may continue to do so in the future
Our ability to generate cash flows from operations has been affected, and could continue to be affected, if there is a material decline in the demand for our products or, in the solvency or planned capital expenditures of our customers or suppliers, or if there is deterioration in our key financial ratios or credit ratings. Current or worsening economic conditions may impact the ability of our customers (including governments) to pay for our products and services and the amount spent on healthcare generally, which could result in decreased demand for our products and services, declining cash flows, longer sales cycles, increased inventory levels, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could disrupt our ability to produce products. We continue to do business with foreign governments in certain countries, including Greece and Italy, which have experienced deterioration in credit and economic conditions. While global economic conditions have not significantly impacted our ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses, and may also impact the stability of the U.S. dollar, Euro or Yuan.
Our operating results and financial condition may fluctuate.
Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. Events, such as changes to our expectations, strategy or forecasts (including as a result of evolving global macroeconomic conditions and updated expectations regarding the timing of new regulatory approvals) or even a relatively small revenue shortfall or increase in supply chain or other costs which we are unable to offset may cause financial results for a period to be below our expectations or projections. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, nor should they be relied upon as an indication of future performance. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial condition and our stock price.
We may not achieve our financial goals.
We continue to evaluate and refine both our short-term and long-term financial objectives, including our stated commitment to achieve certain net leverage targets. Our ability to achieve these targets depends, in part, on our ability to realize the anticipated benefits of the acquisition (and related cost and revenue synergy targets) while working to execute on our stated portfolio management and other recently announced strategic initiatives. We may fail to achieve our targeted financial results if we are unsuccessful in implementing our strategies, our estimates or assumptions change or for any other reason. Our failure to achieve our financial goals could have a material adverse effect on our business, financial condition and results of operations.
We have incurred a substantial amount of debt in connection with the Hillrom acquisition, which could adversely affect our business, financial condition or results of operations.
We incurred acquisition-related debt financing of approximately $11.8 billion to fund the cash consideration for the Hillrom acquisition, refinance certain indebtedness of Hillrom and pay related fees and expenses. Our substantially increased indebtedness and higher debt-to-equity ratio following the acquisition has the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and has increased our borrowing costs (including as a result of the downgrade in our senior debt credit ratings in 2021). The increased levels of indebtedness and our recent projected financial performance could also reduce funds available (under our credit facilities or otherwise) for investments in product development, capital expenditures, dividend payments, acquisitions, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. In addition, until we achieve our commitment to reduce our indebtedness following the Hillrom acquisition, our capital allocation activities and operational flexibility is limited. There can be no assurance that we will be successful in doing so on a timely basis or at all.

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on our operating results and liquidity.
We generate the majority of our revenue and profit outside the United States. As a result, our financial results have been and may in the future be adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We have experienced, and may continue to experience, additional volatility as a result of inflation and other macroeconomic factors, including in emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets on terms that are favorable to us, or at all, could be impeded if market conditions are not favorable. For more information see “Financial Instrument Market Risk” in Item 7 of this Annual Report.
Our common stock price has fluctuated significantly and may continue to do so in the future.
The price of our common stock has fluctuated significantly and may continue to do so in the future for a number of reasons, including, but not limited to:
•market perceptions of any strategic actions or other developments related to our business we announce, including, for example, our announcement regarding the proposed spinoff of our Renal Care and Acute Therapies product categories;
•variations in our net sales, earnings or other financial results from investors’ expectations or our previously issued guidance;
•departure of key personnel;
•fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers; and
•the operating and stock performance of comparable companies or related industries.
In addition, prices in the stock market have generally been volatile over the past few years. In certain cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could also fluctuate in the future without regard to our operating performance.
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
For example, in the third quarter of 2022, we recorded a $2.8 billion goodwill impairment relating to our three Hillrom reporting units due to macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and reduced earnings forecasts for these units, driven primarily by shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations. For more information on the valuation of goodwill and intangible assets, see “Critical Accounting Policies” in Item 7 of this Annual Report.
Other Risks Relating to Our Business
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
COVID-19 has adversely affected and many continue to adversely affect our business in many ways, including, but not limited to, the following:
•We have experienced, and expect to continue to experience, significant and unpredictable reductions or increases in demand for certain of our products as healthcare customers re-prioritize the treatment of patients. Some of our products are particularly sensitive to reductions in elective medical procedures. For example, due to the spread of the Omicron variant in 2022, many elective procedures were suspended or postponed in our principal markets as hospital systems prioritized treatment of COVID-19 patients again or otherwise comply with changing government guidelines. Further delays or cancellations may occur in the future. While we have started to see a resurgence in the scheduling of elective procedures in at least some of the markets in which we operate, if patients and hospital systems de-prioritize, delay or cancel elective procedures in the future, our business, financial condition and results of operations may be negatively affected. Additionally, through the pandemic, certain portions of our patient populations (including End Stage Renal Disease patients) have experienced heightened mortality levels. Demand for related products and services may not rebound to pre-pandemic levels in light of these increased mortality rates.
•A significant number of our suppliers, manufacturers, distributors and vendors have been adversely affected by the COVID-19 pandemic, including obstacles relating to their ability to maintain the continuity of their on-site operations. These impacts have caused interruptions and delays in our supply chain, and may continue to do so, resulting in more expensive alternative sources of labor and materials and heightened supply chain costs. Any delay or shortage in the supply of components or materials or other operational or logistical challenges impacts our ability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability. For example, we have experienced supply constraints for amino acid raw materials used in our parenteral nutrition products, as such materials are being used to produce COVID-19 vaccines. These constraints have resulted in certain product backorders and may do so in the future.
•We could experience a loss of sales and profitability due to delayed payments, reduced demand or capital constraints of healthcare professionals, hospitals and other customers (including potential insolvency) and suppliers and vendors facing liquidity or other financial issues. These liquidity or other financial issues could be exacerbated if prolonged high levels of unemployment or loss of insurance coverage impact patients’ ability to access treatments that use our products and services.
•COVID-19 has adversely impacted the continued service and availability of skilled personnel necessary to run our operations. For example, we have faced increased absenteeism in connection with the rise of various COVID-19 variants. Although we have sought to mitigate these staffing challenges through overtime and enlisting contingent labor, staffing shortages have strained our operations and increased our expenses.
•We face increased operational challenges as we continue to take measures to support and protect employee health and safety, including through work from home policies. While many of our employees have returned to work, remote or hybrid working arrangements heighten our risks associated with information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breaches, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. Any failure to prevent or mitigate security breaches or cyber risks or detect, or respond adequately to, a security breach or cyber risk, or any other disruptions to our information technology systems and networks (as a result of remote working arrangements or otherwise), can have adverse effects on our business and cause reputational and financial harm.
Any of these and other impacts of the pandemic could have a material adverse effect on our business, financial condition and results of operations.
In addition, the scope and duration of any future public health crisis will depend on a number of factors, including the potential emergence of new variants, the pace at which government restrictions are imposed and lifted and the extent of such restrictions, the scope of additional actions taken to mitigate the spread of disease, the availability, effectiveness and acceptance of vaccines and the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health crisis. The impact of these and other factors on our business, financial condition and results of operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. Finally, to the extent COVID-19 or any future public health crisis adversely affects our operations and global economic conditions more generally, many of the other risks described in this “Risk Factors” section may be heightened.
If we are unable to successfully introduce new products or fail to keep pace with changing consumer preferences and needs and advances in technology, our business, financial condition and results of operations could be adversely affected.
We need to successfully introduce new products to achieve our strategic business objectives. We can provide no assurances that our new products will achieve commercial acceptance in the marketplace. In addition, difficulties in manufacturing or in obtaining regulatory approvals, have delayed and may in the future delay or prohibit introduction of new products into the marketplace. We may not be able to obtain patent protection on our new products or be able to defend our intellectual property rights globally. Warranty claims and service costs relating to our new products might be greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. In addition, the introduction of new products might also cause customers to defer purchases of existing products. Our future financial performance will also depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We might not correctly anticipate or identify trends in customer preferences or needs or might identify them later than competitors do.
Failure to successfully introduce new products in a cost-effective manner, or delays in customer purchasing decisions related to the evaluation of new products, could cause us to lose market share and could materially adversely affect our business. Furthermore, product development requires substantial investment and there is inherent risk in the R&D process. A successful product development process further depends on many other factors, including our ability to adapt to new technologies, demonstrate satisfactory clinical results and differentiate our products from those of our competitors. If we cannot successfully introduce new competitive products or adapt to changing technologies, our products may become obsolete and our revenue and profitability could suffer.
Issues with product supply or quality could have an adverse effect on our business or cause a loss of customer confidence in us or our products, among other negative consequences.
Our success depends upon the availability and quality of our products and the underlying raw materials and component parts. The medical products and pharmaceutical industries are competitive and subject to complex market dynamics and varying demand levels. These levels vary in response to economic conditions, regulatory requirements, seasonality, natural disasters, pandemics, epidemics and other matters. For example, for many of our suppliers, the COVID-19 pandemic created obstacles relating to their ability to maintain the continuity of their on-site operations. We have experienced, and may continue to experience, increases in the cost of certain raw materials and component parts and have incurred, and may continue to incur, increased freight costs as a result of, among other things, rising and high levels of inflation, increased energy and transportation prices as a result of the Russia-Ukraine conflict and other obstacles due to the COVID-19 pandemic. These obstacles may prevent suppliers from providing goods and services to us on reasonable terms or at all.
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
Our success also depends on our ability to maintain and routinely improve product quality and our quality management program. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. While we have a quality system that covers the lifecycle of our products, quality and safety issues have and may in the future occur with respect to our products. New or unintended uses of our products (for example, in response to changing clinical practice) may also raise quality or safety issues. A quality or safety issue may result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls (either voluntary or required by FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions (which may include corporate integrity agreements), costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. See “-Risks Related to Legal and Regulatory Matters.” An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made and continue to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict us from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.
Unaffiliated third-party suppliers provide a number of goods and services to our R&D, clinical and manufacturing organizations, many of whom do so on a spot basis and not pursuant to a contractual arrangement. Our ability to receive goods or services at all or on reasonable financial terms from these third parties will be impacted if they are unable or refuse to supply or service us. Moreover, we may have limited or no recourse if the goods or services are not subject to contractual terms. If we are unable to identify or secure regulatory approval for an alternative provider on reasonable terms, our ability to meet our obligations to our customers could be negatively impacted, which could adversely affect our financial results and our reputation. Additionally, third party suppliers are required to comply with our quality standards (and those of applicable regulatory bodies). Failure of a third-party supplier to provide compliant raw materials, component parts or supplies (or to help us secure all required regulatory approvals for the use of their products or services) has resulted in delays and service interruptions and may do so in the future or cause quality related issues that may negatively impact our business results.
There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our operating results.
Although no single company competes with us in all of our businesses, we face substantial competition in all of our markets from international and domestic healthcare medical products and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. Competition is primarily focused on cost-effectiveness, price, service, product performance and technological innovation.
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
In addition, many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions. If we face an increase in costs or must reduce (or are unable to successfully increase) our prices because of industry consolidation. the long-term nature of our customer contracts or for other reasons, or if we lose customers as a result of consolidation, our business, financial condition and results of operations could be adversely affected.
Demand for our products and services depends in large part on overall demand in the healthcare market. With the healthcare market’s increased focus on hospital asset and resource efficiency as well as reimbursement constraints, we have seen spending for some of our products decline recently and it may continue to do so over time. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our commercial investments or reduce our prices, which could adversely impact our operating results. These factors, along with possible legislative, regulatory and other developments, might result in significant shifts in market share among the industry’s major participants, which includes us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of new products and diversification of our product portfolio, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.
If we fail to attract and retain key employees our business may suffer.
Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing, information technology and R&D positions and from the recently acquired Hillrom business. Competition for top talent in the healthcare industry can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits (as may be impacted by any financial performance challenges), work location, work environment (including our competitors’ policies regarding remote or hybrid work arrangements, the market’s perception of our recently announced strategic initiatives and industry economic conditions. If we cannot effectively recruit and retain qualified employees, our business could suffer.
Risks Related to Our Business Operations
Segments of our business are significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.
A portion of our U.S. hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids, negotiating and renewing expiring GPO agreements. Failure to be included in certain of these agreements could have a material adverse effect on our business, including product sales and service and rental revenue. In addition, we have faced and continue to face challenges related to increasing costs associated with these agreements (associated with ongoing supply chain challenges and inflation), which have negatively impacted our revenues and may continue to do so in the future.
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
Portions of our business have been, and may in the future be, the subject of restructuring, realignment and cost reduction initiatives. For example, we continue to work to successfully integrate Hillrom into our operations and we recently announced our plans to implement a simplified operating model and manufacturing footprint. While we initiate these actions with the goal of realizing efficiencies, we may not be successful in achieving the full efficiencies and cost reduction benefits we expect. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected, and we could experience business disruptions, if our restructuring and realignment efforts and our cost reduction activities prove ineffective. These actions, the resulting costs, and potential delays or potential lower than anticipated benefits might also impact our foreign tax positions and might require us to record tax reserves against certain deferred tax assets in our international business.
If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization, supply or distribution difficulties, our business and results of operations may be adversely affected.
The manufacture of our products requires, among other things, the timely supply or delivery of sufficient amounts of quality components and materials. We manufacture our products in approximately 60 principal manufacturing locations. We acquire our components, materials and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from ourselves for self-supplied requirements. We endeavor, either alone or working closely with our suppliers, to ensure the continuity of our inputs and supplies but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify certain of our sources of components and materials, in certain instances there is only a sole source or supplier with no alternatives yet identified. Additionally, we obtain certain components and materials on a spot basis from third party suppliers with whom we do not have a contractual arrangement. For most of our components and materials for which a single source or supplier is used, alternative sources or suppliers may exist, but we have made a strategic determination to use the single source or supplier. Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to supply disruption, such measures may not be sufficient or effective. A reduction, interruption or suspension in supply, other supply chain issues, including those due to the revocation of distribution facilities’ licenses or as a result of our recently announced strategic initiatives, and our inability to quickly develop acceptable alternative sources for such supply could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner. We have faced difficulties obtaining supplies of key materials such as electromechanical components, active ingredients for pharmaceuticals and resins due to supply chain disruptions and the COVID-19 pandemic. Moreover, changes in regulation, world trade policies, international taxes and government-to-government relations and issues with export and import activities could negatively impact our ability to distribute products within a country and across countries. See “-Risks Related to Legal and Regulatory Matters.”
Additionally, volatility in our costs of energy, transportation/freight, components, raw materials and other supply, manufacturing and distribution costs have had and could in the future adversely affect our results of operations. These prices might continue to fluctuate based on many factors beyond our control, including, but not limited to, changes in general economic conditions (including inflation), political unrest, labor costs, delivery costs, competition and currency exchange rates.
Significant increases in the cost of raw materials, sub-assemblies or materials used in the production of our products that cannot be recovered through increased prices of our products (or the unavailability of those raw materials, sub-assemblies or production materials) have adversely affect our results of operations and may continue to do so in the future. There can be no assurance that the marketplace will support higher prices or that such prices and productivity gains will fully offset any commodity cost increases in the future. We may from time to time engage in hedging transactions with respect to raw material purchases but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions might result in increased cost volatility, potentially adversely impacting our profitability.
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
For example, in 2021, our facility in Mountain Home, Arkansas, entered into a Consent Administrative Order with the Arkansas Division of Environmental Quality relating to certain air emission control technology used to reduce ethylene oxide-emissions from sterilization equipment. Although the events giving rise to the Consent Administrative Order only caused a temporary pause in operations, these events or other disruptions of manufacturing or sterilization processes that we or third parties may experience, whether due to lack of capacity, environmental, regulatory or compliance issues or otherwise, could result in product shortage, unanticipated costs, loss of revenues, litigation and damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations and financial condition.
The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (e.g., rising sea levels or frequency and severity of extreme weather conditions, including natural disasters), social and human effects (e.g., population dislocations or harm to health and well-being), compliance costs and transition risks (e.g., regulatory or technology changes), shifts in market trends (e.g., customers increasingly prioritize purchasing products that are sustainably made) and other adverse effects. Such impacts (including as a result of Hurricane Maria) have disrupted and may continue to disrupt our supply chain and operations by adversely affecting our ability to procure goods or services required for the operation of our business at the quantities and levels we require, due to impairment of the availability and cost of certain products, materials, commodities and energy. For example, material or sustained increases in the price of oil have had an adverse impact on the cost of many of the plastic materials or resins we use to make and package our products, as well as our transportation/freight costs. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).
In addition, the increasing concern over climate change has resulted and may continue to result in more regional, federal, and/or global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions (and the establishment of enhanced internal processes or systems to track them), alternative energy policies and sustainability initiatives. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with, sourcing, manufacturing and distributing our products. Additionally, rising climate change concerns have led to and could continue to lead to additional regulation that could increase our compliance costs. As a result, any such regulatory changes could have a significant effect on our business, financial condition or result of operations.
Breaches and breakdowns affecting our information technology systems or protected information, including from cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position.
We rely upon information technology systems and infrastructure, including services provided by our partners and third parties, to support our business, products and customers. For example, we routinely rely on technology systems and infrastructure in the collection, use, storage and transfer, disclosure and other processing of voluminous amounts of protected information including personal data (of patients, employees, customers, third parties), confidential, business, financial, personal and other sensitive information (collectively, Protected Information). We also rely on systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters. Certain of our products and systems collect Protected Information regarding patients and their therapy and some are internet enabled or connect to our systems for maintenance and other purposes. The acquisition of Hillrom in December 2021 increased the number of these products and systems within our portfolio. Some of our products, even though not internet enabled nor connected to our systems, connect to hospital networks, electronic medical records or electronic health records. The continuing evolution of technology we use, including cloud-based computing and data hosting, and reliance on third parties creates additional opportunities for the unintentional, intentional, unauthorized or unlawful disclosure, exposure, dissemination, loss, alteration, access or destruction of Protected Information stored or processed in our devices, systems, servers, infrastructure and products (collectively, Technology). Security threats, including cyber and other attacks, have become very sophisticated, frequent and adaptive.
Our Technology is vulnerable to breakdown, interruption, cyber and other security attacks, system malfunction, unauthorized access, inadvertent exposure or disclosure of information, theft and other events. Third-party systems that we rely upon could also become vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Any such vulnerability could compromise our Technology and could expose Protected Information to unauthorized third parties and/or cause temporary or permanent loss or unavailability of such Protected Information. In addition, our Technology may cause product functionality issues that could result in risk to patient safety, field actions and/or product recalls. We have, like other large multi-national companies, experienced cyber incidents in the past and may experience them in the future, which have exposed and may continue to expose vulnerabilities in our information technology systems. Although the prior incidents have not had a material effect on our business and we have invested and continue to invest in the protection of data and Technology, there can be no assurance that our efforts have prevented or will prevent future breakdowns, attacks, breaches in our Technology, cyber incidents or other incidents or ensure compliance with all applicable security and privacy laws, regulations and standards, including with respect to third-party service providers that host or process Protected Information on our behalf. Any failure to protect against such incidents can lead to substantial and material regulatory fines and penalties, business disruption, reputational harm, financial loss, litigation as well as other damages. Misappropriation or other loss of our intellectual property from any of the foregoing may have an adverse effect on our competitive position and may cause us to incur substantial litigation costs. See “-Risks Related to Legal and Regulatory Matters.” As the FDA, other regulators, including data protection authorities, and our customers become more sensitive to risks related to cybersecurity, our ability to meet certain information technology safety standards could affect our products’ marketability and competitiveness. We could also suffer strained relationships with customers, business partners, physicians and other healthcare professionals, increased costs (for security measures, remediation or otherwise), litigation (including class actions and stockholder derivative actions) or other negative consequences (including a decline in stock price) from breaches, cyber and other security attacks, industrial espionage, ransomware, email or phishing scams, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers or other business partners.
In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities (including as a result of our ongoing business transformation activities and in connection with the Hillrom integration and our recently announced strategic initiatives). Further, a number of our employees have hybrid work arrangements, which (among other things) exposes us to heightened risks related to our information technology systems and networks, including cyber-attacks, computer viruses, malicious software, security breaches, and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. We also face all of the same risks listed above and other heightened risks when acquiring a company, in particular if we need to transition or implement certain processes or controls with the acquired company. For example, as we continue to integrate Hillrom into our business, we have identified certain potential areas of vulnerability as we transition its information technology systems, products and processes to our processes and controls, including with respect to cybersecurity and privacy matters. While we working to fully address those vulnerabilities (consistent with our processes and controls) we do not believe any of them present any material risks to our business or operations (including with respect to our Technology). Any such vulnerabilities (or any others) if unidentified or unremediated could have a material adverse effect on our business, results of operations or financial condition.
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
More generally, several governments have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies and greater national production. For example, the Chinese government has issued a series of policies in the past several years to promote local medical devices or suggest government procurement budgets for local products. Another example would be the stronger “Buy American” requirements in the U.S. (pursuant to a U.S. executive order by the Administration on January 25, 2021) or the potential U.S. withdrawal from the World Trade Organization Agreement on Government Procurement (GPA). If such steps triggered retaliation in other markets, such as by restricting access to foreign products in purchases by their government-

owned healthcare systems the outcomes could have an adverse effect on our business, financial condition or results of operations.
A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Some of our employees both in and outside of the United States (including contingent workers) work under collective bargaining agreements or national trade union agreements or are subject to works councils. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Two collective bargaining agreements for one of our U.S. manufacturing facilities are scheduled to expire in January 2024 and January 2025, respectively. Our inability to negotiate satisfactory new agreements or a labor disturbance at any of our manufacturing facilities could have a material adverse effect on our operations.
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
The manufacture, distribution, marketing and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. The same testing and procedures sometimes apply to current products that are up for authorization or renewal or are subject to changes in laws or regulations. For example, our medical devices that are being sold or distributed in the European Union have to comply with the European Union Medical Device Regulation that entered into force in May 2021. This Medical Device Regulation currently provides a phase in period for manufacturers to comply with related regulations through May 2024. These regulations require companies that wish to manufacture and distribute medical devices in EU member states to meet certain quality system and safety requirements and ongoing product monitoring responsibilities, and obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Various penalties exist for non-compliance with the laws implementing the European Medical Device Regulations which, if incurred, could have a material adverse impact on portions of our business, results of operations and cash flows. Changes to current products may be subject to vigorous review, including additional FDA 510(k) and other regulatory submissions, and approvals or the time needed to secure approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, has resulted and could result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls or seizures, monetary sanctions, reputational damage, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. The failure of our suppliers to comply with regulations could also adversely affect segments of our business as regulatory actions taken by FDA against those manufacturers can result in product shortages, recalls or modifications. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales.
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
The sales, marketing and pricing of products and relationships that medical device and pharmaceutical companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition and export and import laws, is under increased focus by the agencies charged with overseeing such activities. The DOJ and the SEC are focused on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of medical product and pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments are also focused on examining medical product and pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, pricing, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Physician Payments Sunshine Act, are complicated, are subject to frequent change and may be violated unknowingly.
We are also subject to environmental laws, which are becoming more stringent throughout the world. For example, the EPA regulates the use of ethylene oxide for sterilization of medical devices and is increasingly focused on reducing emissions from the ethylene oxide sterilization process, which has increased our costs of operations and necessitated changes to our manufacturing plants and processes. Additionally, the European Economic Area (EEA) has placed a sunset date for the use of Bis(2-ethylhexyl) phthalate (DEHP); and the EEA is considering regulations on per- and polyfluoroalkyl substances (PFAS) and fluorinated gases. These regulatory changes could adversely impact on our ability to manufacture or supply certain products in the EEA. Other environmental laws may have similar consequences to us or our suppliers, or result in liability to us.
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
Our compliance programs, training, monitoring and policies may not always protect us from conduct by individual employees that violate these laws. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment or exclusion from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations.
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
As a global company, we are subject to global data privacy and security laws, regulations and codes of conduct that apply to our businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, The Health Insurance Portability and Accountability Act, as amended (HIPAA), The Health Information Technology for Economic and Clinical Health Act, the California Consumer Privacy Act (CCPA), the European Union’s General Data Protection Regulation (GDPR) and the newly revised NIS2 Directive, a European Union wide cybersecurity legislation (which will be fully in force in 2024). The GDPR imposes stringent European Union data protection requirements and provides for significant penalties for noncompliance (including heightened fines as compared to prior years). HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures. More states (including Colorado, Connecticut, Utah and Virginia) plan to introduce similar legislation in 2023. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could result in substantial and material fines or class action litigation.
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
Public and private payers are challenging the prices charged for medical products and services. We may continue to experience downward pricing pressures from any or all of these payers which could result in an adverse effect on our business, financial condition and operational results.
Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies, which are lists of recommended or approved products, and competitive tenders which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In much of Europe, Latin America, Asia and Australia, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products. For example, China has been implementing volume-based procurement policies, a series of centralized reforms being instituted in China on both a national and regional basis that has resulted in significant price cuts for pharmaceuticals and medical consumables. Additionally, austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products. In addition, our recent acquisition of Hillrom has increased our exposure to risks related to reimbursement as certain portions of that business directly bill various government agencies.
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
In 2019, the U.S. Department of Health and Human Services launched a new kidney health initiative. The CMS published the final End-Stage Renal Disease (ESRD) Treatment Choices (ETC) mandatory payment model in 2020. The ETC launched in 30% of dialysis clinics across the country on January 1, 2021 and creates payment incentives for the greater use of home dialysis and kidney transplants for those new to and already on dialysis. CMS also announced the implementation of four voluntary payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. CMS launched the program on January 1, 2022, at which time 85 entities were enrolled as participants. These proposed regulatory changes in kidney health policy and reimbursement may substantially change the U.S. end stage renal disease market and could increase demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures in order to meet that demand. However, the impact of such changes and related expenses are difficult to estimate in advance.
In addition, a substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations, including a federal government shutdown or failure of the U.S. government to enact annual appropriations, could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations and create uncertainty about the pace of upcoming healthcare regulatory developments or approvals.
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
Furthermore, our intellectual property, proprietary technology and sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses and unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events. While we have invested to protect our intellectual property, confidential information and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures have prevented or will prevent future breakdowns, breaches, cyber incidents or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.
Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.
Changes to the tax laws in the United States or other countries in which we operate could have an adverse effect on our operating results. For example, the outcome of various initiatives currently being undertaken by the Organization of Economic Cooperation and Development, and the implementation of such initiatives by taxing authorities across the world, could significantly impact how we allocate profits across multiple jurisdictions, which could adversely impact our global tax obligations.
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
We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits and, as a result, the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing audits, see Note 13 in Item 8 of this Annual Report.
We are party to a number of pending lawsuits and other disputes which may have an adverse impact on our business, operations or financial condition.
We are party to a number of pending lawsuits, settlement discussions, mediations, arbitrations and other disputes, many of which are set forth in Note 7 in Item 8 of this Annual Report. In addition, in the future we may be party to additional lawsuits, disputes or other matters, including patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced revenue, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation and other disputes generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in our current matters. In view of these uncertainties, the outcome of these current matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The absence of third-party insurance coverage for current or future claims increases our potential exposure to unanticipated claims and adverse decisions. Protracted litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, operations or financial condition. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas, EMEA and APAC, and a global segment for our recently acquired Hillrom business. We own or have long-term leases on all of our manufacturing facilities and the location of the principal manufacturing facilities of each of our segments are listed below:

Segments	Location	Owned/Leased
Americas
	Aibonito, Puerto Rico	Leased
	Alliston, Canada	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Cuernavaca, Mexico	Owned
	Guayama, Puerto Rico	Owned
	Haina, Dominican Republic	Leased
	Hayward, California	Leased
	Round Lake, Illinois	Owned
	Bloomington, Indiana	Owned/Leased(1)
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Jayuya, Puerto Rico	Leased
	Opelika, Alabama	Owned
	Pesa, Mexico	Leased
	Sao Paulo, Brazil	Owned
	Tijuana, Mexico	Owned
	Mountain Home, Arkansas	Owned/Leased(1)
	North Cove, North Carolina	Owned
	St. Paul, Minnesota	Leased
	Irvine, California	Owned
	Mountain View, California	Leased
APAC
	Ahmedabad, India	Owned
	Guangzhou, China	Owned
	Shanghai, China	Owned
	Suzhou, China	Owned
	Toongabbie, Australia	Owned
	Woodlands, Singapore	Owned/Leased(2)
	Canlubang, Philippines	Leased
	Amata, Thailand	Owned
	Tianjin, China	Owned
	Miyazaki, Japan	Owned
EMEA
	Castlebar, Ireland	Owned
	Grosotto, Italy	Owned
	Halle, Germany	Owned
	Hechingen, Germany	Leased
	Lessines, Belgium	Owned
	Liverpool, United Kingdom	Leased
	Lund, Sweden	Leased
	Marsa, Malta	Owned
	Medolla, Italy	Owned
	Meyzieu, France	Owned
	Rostock, Germany	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Sondalo, Italy	Owned
	Swinford, Ireland	Owned
	Thetford, United Kingdom	Owned
	Tel Aviv, Israel	Leased
	Elstree, United Kingdom	Leased
	Tunis, Tunisia	Owned
	Dammam, Saudi Arabia	Owned
Hillrom
	Acton, Massachusetts	Leased
	Batesville, Indiana	Owned
	Milwaukee, Wisconsin	Owned
	Suzhou, China	Leased
	Taicang, China	Leased
	Pluvigner, France	Owned
	Saalfeld, Germany	Owned
	Navan, County Meath, Ireland	Owned
	Tijuana, Mexico	Owned
	Monterrey, Mexico	Owned
	Luleå, Sweden	Owned
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
Item 3.    Legal Proceedings.
Incorporated by reference to Note 7 in Item 8 of this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Information about our Executive Officers
As of February 9, 2023, the following serve as Baxter’s executive officers:
José E. Almeida, age 60, is Chairman, President and Chief Executive Officer, having served in that capacity since January 2016. He began serving as an executive officer of Baxter in October 2015. He served as Senior Advisor with The Carlyle Group from May 2015 until October 2015. Previously, he served as the Chairman, President and Chief Executive Officer of Covidien plc (Covidien), a global health care products company, from March 2012 to January 2015, prior to the acquisition of Covidien by Medtronic plc (Medtronic), and President and Chief Executive Officer of Covidien from July 2011 to March 2012. Mr. Almeida served in other executive roles with Covidien (formerly Tyco Healthcare (Tyco)) between April 2004 and June 2011. Mr. Almeida currently serves on the Board of Directors of Bank of America. He previously served as a member of the Board of Directors of Ortho-Clinical Diagnostics, Walgreens Boots Alliance, Inc., and the board of trustees of Partners in Health. He also previously served as director and chairman of the Board for the Advanced Medical Technology Association (AdvaMed).
James Borzi, age 60, is Senior Vice President, Chief Supply Chain Officer. He joined Baxter in August 2020 from GE Healthcare, where he served as Vice President, Chief Supply Chain Officer from 2019 to 2020. Prior to joining GE Healthcare, he spent five years with Becton Dickinson (BD) in various manufacturing operations leadership roles; his last role with BD was Executive Vice President of Global Operations and Chief Supply Chain Officer.

Earlier in his career, he was Senior Vice President of Operations & Technology at Hydro Aluminum and Executive Vice President of Worldwide Operations at Lennox International. Prior to that, he was the Chief Operating Officer at AEES Inc. and Senior Vice President of Americas Operations at Alcoa Corporation.
Steven Flynn, age 51, is Senior Vice President and President APAC. Mr. Flynn joined Baxter in 2006 and prior to being promoted to President, APAC, in 2022, he spent several years leading Baxter’s Australia and New Zealand business. Mr. Flynn has more than 27 years of experience working in the automotive, logistics and healthcare industries. As a Senior Commercial Executive, he held a variety of roles including sales, marketing, business development, market access, and general management. Earlier in his career, he held a number of commercial roles with increasing responsibility at Ceva Logistics (formerly known as Thomas Nationwide Transport) and General Motors Holden Limited. He also served as a board member for six years – including the last four years of his term as vice chairman at the Medical Technology Association of Australia from 2015 to 2021.
Cristiano Franzi, age 60, is Senior Vice President and President, EMEA. Mr. Franzi joined Baxter in September 2017 from Medtronic, where he served as Vice President and President, Minimally Invasive Therapies Group EMEA from 2015 to August 2017. He served as President EMEA at Covidien prior to Medtronic’s acquisition of Covidien. He joined Covidien in 2009 and held roles of increasing responsibility during his tenure. He held a number of commercial and functional roles across Europe, the Middle East and Africa at ev3 Endovascular, Inc., Boston Scientific Corporation and Becton, Dickinson & Co. earlier in his career. He served as a member of the Board of Directors of Eucomed Medical Technology (Eucomed) from 2013 to 2015, from 2018 to 2019 and again from 2021. He currently serves as a member of Eucomed.
Jacqueline Kunzler, Ph.D., age 57, is Senior Vice President and Chief Quality Officer. Ms. Kunzler joined Baxter in 1993 and has served in roles of increasing responsibility across Baxter’s research & development, international marketing, and quality organizations, most recently as Senior Vice President, Chief Quality Officer.
Jeanne K. Mason, Ph.D., age 67, is Senior Vice President, Human Resources. Ms. Mason joined Baxter in 2006 from GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions. Ms. Mason began her career with General Electric (GE) in 1988 after serving with the U.S. General Accounting Office in Washington, D.C. Her GE experience included leadership roles in Europe for GE Information Services and GE Capital Real Estate. She is a member of the Board of Directors of Family Service of Lake County and is a member of the Executive Advisory Council for the Chicago Chapter of National Association of African Americans in Human Resources.
David S. Rosenbloom, age 63, is Senior Vice President and General Counsel. Mr. Rosenbloom joined Baxter from McDermott Will & Emery (McDermott), where he served as a partner for 24 years and Global Head of the Litigation Practice Group from 2017-2022. Prior to McDermott, he served for eight years in the U.S. Attorney’s Office for the Northern District of Illinois. Mr. Rosenbloom is a member of the Board of the Digestive Health Foundation, which supports research at Northwestern Digestive Health Center, which is part of Northwestern Medicine at Northwestern Memorial Hospital.
James K. Saccaro, age 50, is Executive Vice President and Chief Financial Officer. Mr. Saccaro was Senior Vice President and Chief Financial Officer at Hill-Rom Corporation prior to rejoining Baxter in 2014. He originally joined Baxter in 2002 as Manager of Strategy for our BioScience business, and over the years assumed positions of increasing responsibility, including Vice President of Financial Planning, Vice President of Finance for our operations in Europe, the Middle East and Africa and Corporate Vice President and Treasurer. He previously held strategy and business development positions at Clear Channel Communications and the Walt Disney Company.
All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities

On July 25, 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the fourth quarter of 2022, we did not repurchase any shares under this authority. The remaining authorization under this program totaled approximately $1.3 billion at December 31, 2022. This program does not have an expiration date.

Market Information and Holders of our Common Stock
Our common stock is listed on the New York, Chicago and SIX Swiss stock exchanges. The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “BAX”. As of January 31, 2023, there were 20,076 holders of record of our common stock.
Performance Graph
The following graph compares the change in our cumulative total stockholder return (including reinvested dividends) on our common stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s 500 Health Care Index over the past five years.
Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes. The discussion and analysis of our financial condition as of December 31, 2021 and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021.

EXECUTIVE OVERVIEW
Description of the Company and Business Segments
Baxter International Inc. is a global medical technology with approximately 60,000 employees worldwide who are engaged in the development, manufacture and sale of a broad range of products, digital health solutions and therapies used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, doctors’ offices and patients at home under physician supervision. Our global footprint and the critical nature of our products and services, which are sold in over 100 countries, play a key role in expanding access to healthcare in emerging and developed countries.
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas, EMEA and APAC, and a global segment for our recently acquired Hillrom business. As discussed below under “Recently Announced Strategic Actions,” we are designing a new operating model intended to simplify and streamline our operations and we expect that our reportable segments will be changed to align with that new operating model when it is fully implemented.
Our Americas, EMEA and APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. Our Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space.
For financial information about our segments, see Note 17 in Item 8 of this Annual Report on Form 10-K.
Financial Results
Our global net sales totaled $15.1 billion in 2022, an increase of 18% over 2021 on a reported and 23% on a constant currency basis. International sales totaled $7.9 billion in 2022, an increase of 4% compared to 2021 on a reported basis and 12% on a constant currency basis. Sales in the United States totaled $7.2 billion in 2022, an increase of 39% compared to 2021. Refer to the Net Sales discussion in the Results of Operations section below for more information related to changes in net sales on a constant currency basis.
Net income (loss) attributable to Baxter stockholders totaled a loss of $2.4 billion, or $(4.83) per diluted share, in 2022. Net income (loss) in 2022 included special items which adversely impacted our results by $4.2 billion, or $8.33 per diluted share. Our special items, which included $3.2 billion of goodwill and intangible asset impairments in 2022, are discussed in the Results of Operations section below.
Our financial results included R&D expenses totaling $605 million in 2022, which reflects our focus on balancing investments to support our new product pipeline with efforts to optimize overall R&D spending (including with respect to the maintenance of our portfolio).
While we continue to face continuing global macroeconomic challenges, our financial position remains strong, with operating cash flows from continuing operations totaling $1.2 billion in 2022. We have continued to execute on our disciplined capital allocation framework, as discussed in the Business Strategy section in Item 1 of this Annual Report on Form 10-K, which is designed to optimize stockholder value creation through reinvestment in our businesses, dividends and share repurchases, as well as acquisitions and other business development initiatives and consistent with our previously stated commitment to achieve our net leverage targets.
Capital expenditures totaled $679 million in 2022 as we continue to invest across our businesses to support future growth, including additional investments in support of new and existing product capacity expansions. Our investments in capital expenditures in 2022 were focused on projects that improve production efficiency, invest in our quality systems and enhance manufacturing capabilities to support our business growth.
We also continued to return value to our stockholders. During 2022, we paid cash dividends to our stockholders totaling $573 million. Additionally, in 2022 we repurchased 0.5 million shares through cash repurchases pursuant to a Rule 10b5-1 repurchase plan. For information on our share repurchase plans, see Note 8 in Item 8 of this Annual Report on Form 10-K.

Recently Announced Strategic Actions
In January 2023, we announced the following planned strategic actions that are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value: (a) a proposed spinoff of our Renal Care and Acute Therapies product categories into an independent publicly traded company focused on kidney care (the proposed spinoff), (b) our development of a new operating model to simplify our operations and (c) our pursuit of strategic alternatives (including a potential sale) for our BioPharma Solutions (BPS) product category.
This proposed spinoff is currently expected to be completed during the first half of 2024, approximately 12 to 18 months from the date of the related announcement. In 2022 we generated $4.4 billion of combined net sales from our Renal Care and Acute Therapies product categories, representing approximately 29% of our consolidated net sales. Additionally, in 2022 we generated $644 million of net sales from our BPS product category, representing approximately 4% of our consolidated net sales.
During 2023 and the first quarter of 2024, we expect to incur significant separation and transaction-related costs related to the proposed spinoff and our pursuit of strategic alternatives (including a potential sale) for our BPS product category, which will adversely impact our earnings and operating cash flows. Additionally, we expect to incur some amount of dis-synergies following those transactions due to the reduced size of our company and, as a result, we will need to undertake actions to ensure that our cost structure is appropriate to support our remaining businesses.
There can be no guarantees that the proposed spinoff, the simplified operating model or the sale of, or other strategic transaction involving, our BPS product category will be completed in the manner or over the timeframes described above, or at all.
We are also designing a new operating model intended to simplify and streamline our operations and better align our manufacturing footprint and supply chain to our commercial activities. The new operating model will have significant impacts on our systems and processes across our entire company and we expect to have those broader operational changes, including our updated management reporting framework for the new operating model, fully implemented during the second half of 2023. At that time, we expect that our reportable segments will be changed to align with the new operating model.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Supply Constraints and Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call around the world, the war in Ukraine and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing facilities, which often require us to transport our products long distances, we may be more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories (including those acquired in the Hillrom acquisition) due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.
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

In addition, the existence of inflation in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, increased costs of labor, weakening exchange rates and other similar effects. We have experienced and may continue to experience inflationary increases in manufacturing costs and operating expenses as well as negative impacts from weakening exchange rates, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, and may not be able to pass these cost increases on to our customers in a timely manner or at all, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses. Over the course of the pandemic, our business has been impacted by shifting healthcare priorities and significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 10 in Item 8 of this Annual Report on Form 10-K. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. Concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, subvariants and other virus mutations as well as vaccine distribution and hesitancy. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in the future (including moratoriums on elective procedures and mandatory quarantines and travel restrictions), resulting in higher levels of absenteeism, including at our manufacturing and distribution facilities. Due to the uncertainty caused by the pandemic (including whether hospital admissions, elective procedures and demand for certain of our products and services will return to pre-pandemic levels), our operating performance and financial results, particularly in the short term, may be subject to volatility.
We expect that the challenges caused by the pandemic as well as global economic conditions, among other factors, may continue to have an adverse effect on our business. For further discussion, refer to Item 1A of this Annual Report on Form 10-K.
Recent Business Combinations and Asset Acquisitions
Zosyn
On March 22, 2022, we entered into an agreement with a subsidiary of Pfizer Inc. to acquire the rights to Zosyn, a premixed frozen piperacillin-tazobactam product, in the U.S. and Canada. Zosyn is used for the treatment of intra-abdominal infections, nosocomial pneumonia, skin and skin structure infections, female pelvic infections and community-acquired pneumonia. Under the terms of the acquisition, we paid the acquisition price of $122 million and received specified intellectual property, including patent rights, in the first quarter of 2022 and will receive additional intellectual property, including the product rights to Zosyn, in the first quarter of 2023. Under the arrangement, we are entitled to receive profit sharing payments from sales of Zosyn until the product rights transfer to us in March 2023. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding the agreement to acquire the rights to Zosyn.
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

In 2022 the Patient Support Systems, Front Line Care and Global Surgical Solutions product categories of our Hillrom segment collectively generated net sales of $2.9 billion. During 2022, we also recognized $2.8 billion of goodwill impairments and $332 million of indefinite-lived intangible asset impairments related to goodwill and trade name intangible assets that arose from the Hillrom acquisition. See Notes 2, 4, 5 and 17 in Item 8 of this Annual Report on Form 10-K for additional information about the Hillrom acquisition, goodwill and intangible asset impairments, Hillrom acquisition financing arrangements and Hillrom segment results, respectively.
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
RESULTS OF OPERATIONS
Special Items

The following table provides a summary of our special items and the related impact by line item on our results for 2022 and 2021.

years ended December 31 (in millions)	2022	2021
Gross Margin
Intangible asset amortization expense	$(466)	$(287)
Intangible asset impairments[1]	(344)	—
Business optimization items[2]	(28)	(53)
Product-related items[3]	(44)	—
Acquisition and integration costs[4]	(170)	(50)
European medical devices regulation[5]	(48)	(42)
Total Special Items	$(1,100)	$(432)
Impact on Gross Margin Ratio	(7.3 pts)	(3.4 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$287	$11
Business optimization items[2]	194	60
Divestiture-related costs[6]	12	—
Acquisition and integration costs[4]	82	144
Investigation and related costs[7]	—	31
Litigation matter[8]	—	13
Total Special Items	$575	$259
Impact on SG&A Expense Ratio	3.8 pts	2.0 pts
R&D Expenses
Business optimization items[2]	$3	$1
Total Special Items	$3	$1
Impact on R&D Expense Ratio	0.0 pts	0.0 pts
Goodwill Impairments
Goodwill impairments[1]	$2,812	$—
Total Special Items	$2,812	$—
Other Operating Expense (Income), net
Loss on product divestiture arrangement[9]	$54	$—
Loss on subsidiary liquidation[10]	21	—
Acquisition and integration costs (income)[4]	(39)	(6)
Total Special Items	$36	$(6)
Interest Expense, Net
Acquisition and integration costs[4]	$—	$48
Total Special Items	$—	$48
Other (Income) Expense, Net
Pension curtailment[11]	$(11)	$—
Reclassification of cumulative translation loss to earnings[12]	65	—
Loss on debt extinguishment[13]	—	5
Total Special Items	$54	$5
Income Tax Expense (Benefit)
Tax matters[14]	$25	$(54)
Tax effects of special items[15]	(400)	(137)
Total Special Items	$(375)	$(191)
Impact on Effective Tax Rate	(22.8 pts)	(4.5 pts)

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

1Our results in 2022 included charges of $3.2 billion for goodwill and intangible asset impairments. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for further information regarding the impairments.
2Our results in 2022 and 2021 were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These actions included streamlining our international operations, rationalizing our manufacturing and distribution facilities, reducing our general and administrative infrastructure, re-aligning certain R&D activities and canceling certain R&D programs. In 2022, restructuring charges include actions taken in connection with our integration of Hillrom, which we acquired in December 2021. Our results in 2022 and 2021 included business optimization charges of $225 million and $114 million, respectively. Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for further information regarding these charges and related liabilities.
3Our results in 2022 included charges of $44 million related to warranty and remediation activities arising from two field corrective actions on certain of our infusion pumps.
4Our results in 2022 included $213 million of acquisition and integration-related costs. Those costs included $93 million of integration-related costs and $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2022. We do not expect to incur significant incremental costs of sales from those inventory fair value step-ups beyond what was recognized in 2022. Other integration expenses in the current period included third party consulting costs related to our integration and related cost savings activities. Those acquisition and integration-related expenses related to Hillrom were partially offset by a $39 million benefit from changes in the estimated fair value of contingent consideration liabilities. Our results in 2021 included acquisition, integration and related financing expenses of $236 million. This included acquisition, integration and related financing expenses for our acquisition of Hillrom and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. These expenses were partially offset by benefits from changes in the estimated fair value of contingent consideration liabilities. In our Form 10-K for the year ended December 31, 2021, we previously included $4 million of in-process research and development (“IPR&D”) charges within this acquisition and integration-related costs special item. We updated our policy in the current year to no longer reflect IPR&D charges as a special item, therefore, the $236 million prior year amount above has been updated from the $240 million amount previously reported for comparability purposes. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for further information regarding business development activities.
5Our results in 2022 and 2021 included $48 million and $42 million, respectively, of incremental costs to comply with the European Union’s medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory change and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
6Our results in 2022 included $12 million of divestiture-related costs of external advisors related to the proposed spinoff of our Renal Care and Acute Therapies product categories and our pursuit of strategic alternatives (including a potential sale) for our BPS product category. Refer to “Recently Announced Strategic Actions” above for further information.
7Our results in 2021 included charges of $31 million for investigation and related costs for matters associated with our previously announced investigation of foreign exchange gains and losses. Refer to Note 7 in Item 8 of this Annual Report on Form 10-K for further information regarding these charges.

8Our results in 2021 included legal charges of approximately $13 million associated with claimants alleging injuries as a result of proximity to one of our plants.
9Our results in 2022 included a loss of $54 million under an arrangement to divest certain product rights for an amount that is less than our cost of those product rights, which was triggered by U.S. and European Union regulatory approvals of the related products. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for further information about the related transactions.
10Our results in 2022 included a loss of $21 million related to our deconsolidation of a foreign subsidiary, including the derecognition of a related noncontrolling interest, upon its liquidation in December 2022 that was completed in connection with our legal entity rationalization activities.
11Our results in 2022 included a curtailment gain of $11 million related to an announced change for active non-bargaining participants in our U.S. Hillrom pension plan. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for further information regarding this curtailment gain.
12Our results in 2022 included a charge of $65 million for cumulative translation adjustments (CTA) reclassified from accumulated other comprehensive income (loss) as a result of the substantial liquidation of our operations in Argentina.
13Our results in 2021 included a loss of $5 million on the early extinguishment of the $2.4 billion debt assumed as part of the Hillrom acquisition. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for further information.
14Our results in 2022 included a $25 million valuation allowance recorded to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to Swiss tax reform legislation enacted during 2019, which will be amortizable as a tax deduction ratably over tax years 2025 through 2029, to reflect our current estimate of its recoverability. Our results in 2021 included a $58 million income tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary and an $18 million income tax benefit related to a change in U.S. foreign tax credit regulations, partially offset by a $22 million income tax expense related to an unfavorable court ruling for an uncertain tax position.
15Reflected in this item is the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Net Sales

			Percent change
years ended December 31 (in millions)	2022	2021	At actual currency rates	At constant currency rates
United States	$7,223	$5,180	39%	39%
International	7,890	7,604	4%	12%
Total net sales	$15,113	$12,784	18%	23%
Our acquisition of Hillrom favorably impacted net sales by 21 percentage points for the year ended December 31, 2022, compared to the prior-year period. Foreign currency unfavorably impacted net sales by 5 percentage points for the year ended December 31, 2022, compared to the prior-year period, principally due to the strengthening of the U.S. dollar relative to the Euro, British Pound, Turkish Lira, Australian Dollar, Japanese Yen and Chinese Renminbi.
The comparisons presented at constant currency rates reflect current year local currency sales at the prior year’s foreign exchange rates, except for current year Hillrom sales which have not been adjusted to prior year rates as they only had 18 days of sales in the prior year period. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and the current period. We believe that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the U.S. GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
Product Category Net Sales Reporting
Upon our acquisition of Hillrom in December 2021, we have added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions. Our product categories include the following:
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
•Other includes sales of other miscellaneous product and service offerings.
The following is a summary of net sales by product category.

			Percent change
years ended December 31 (in millions)	2022	2021	At actual currency rates	At constant currency rates
Renal Care	$3,748	$3,900	(4)%	2%
Medication Delivery	2,886	2,880	0%	3%
Pharmaceuticals	2,126	2,291	(7)%	(1)%
Clinical Nutrition	931	964	(3)%	4%
Advanced Surgery	998	977	2%	8%
Acute Therapies	701	782	(10)%	(6)%
BioPharma Solutions	644	669	(4)%	2%
Patient Support Systems	1,487	115	NM	NM
Front Line Care	1,148	70	NM	NM
Surgical Solutions	304	27	NM	NM
Other	140	109	28%	30%
Total Baxter	$15,113	$12,784	18%	23%
Renal Care net sales decreased 4% in 2022, as compared to the prior-year period. The decrease in 2022 was driven by a 6% negative impact from foreign exchange rate changes, as compared to the prior-year period, and lower in-center HD sales, partially offset by global patient growth in PD and $28 million of incremental revenue in the current year from a customer that did not meet its contractual minimum purchase requirements.
Medication Delivery net sales remained flat in 2022, as compared to the prior-year period. In the current year increased demand for IV administration sets and solutions, reflecting a recovery in hospital admission rates and surgical procedures and lower U.S. customer rebates, were offset by lower sales of infusion pumps, a 3% negative impact from foreign exchange rates as compared to the prior-year period and sales headwinds in China driven by COVID-related lockdowns. Supply chain constraints, including constraints related to the availability of semiconductor components and other components used in the production of our infusion pumps, and the fact that our new infusion pump platform for distribution in the U.S. continues to be subject to ongoing FDA review have adversely impacted sales of infusion pumps in the current year period.
Pharmaceuticals net sales decreased 7% in 2022, as compared to the prior-year period. The decrease in 2022 was driven by a 6% negative impact from foreign exchange rate changes, as compared to the prior-year period. Additionally, pharmaceuticals net sales were adversely impacted by increased competition from new market entrants and supply constraints impacting the production of certain molecules. Those items were partially offset by increased sales internationally for inhaled anesthesia products.
Clinical Nutrition net sales decreased 3% in 2022, as compared to the prior-year period. The decrease in 2022 was driven by a 7% negative impact from foreign exchange rate changes, as compared to the prior-year period, and lower sales of vitamins resulting from ongoing supply constraints. Those decreases were partially offset by growth in the U.S. for our PN therapies and related products, including our PN multi-chamber bags.
Advanced Surgery net sales increased 2% in 2022, as compared to the prior-year period. The increase in 2022 was driven by a continued recovery in surgical procedures, particularly in EMEA, and benefits from competitor supply constraints, partially offset by a 6% negative impact form foreign exchange rate changes, as compared to the prior-year period.
Acute Therapies net sales decreased 10% in 2022, as compared to the prior-year period. The decrease in 2022 was driven by lower COVID-related demand for our CRRT systems and a 4% negative impact from foreign exchange rate changes, as compared to the prior-year period.
BioPharma Solutions net sales decreased 4% in 2022, as compared to the prior-year period. The decrease includes a 6% negative impact from foreign exchange rates, as compared to the prior-year period. The decrease was also driven by lower sales from manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies, reflecting a challenging comparison against a strong prior-year period.
The Patient Support Systems, Front Line Care and Surgical Solutions product categories were added in connection with our acquisition of Hillrom in December 2021. Net sales for those product categories have been adversely impacted in the current year by ongoing supply chain constraints, particularly related to components used in our Front Line Care product offerings, hospital budget constraints and by delays in product installations for Patient Support Systems and Surgical Solutions resulting from limitations on hospital access due, in part, to staffing challenges being experienced by those customers. The prior year net sales amounts for those product categories reflect sales over the 18-day period from the acquisition date through year-end.
Gross Margin and Expense Ratios

years ended December 31	2022	% of net sales	2021	% of net sales	$ change	% change
Gross margin	$5,397	35.7%	$5,105	39.9%	$292	5.7%
SG&A	$3,887	25.7%	$2,867	22.4%	$1,020	35.6%
R&D	$605	4.0%	$534	4.2%	$71	13.3%
Gross Margin
The gross margin ratio was 35.7% and 39.9% in 2022 and 2021, respectively. The special items identified above had an unfavorable impact of 7.3 and 3.4 percentage points on the gross margin ratio in 2022 and 2021, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased 0.3 percentage points in 2022 compared to 2021 primarily due to the adverse impacts of raw materials inflation and increased supply chain costs, partially offset by a favorable product mix that was primarily driven by our acquisition of Hillrom, lower bonus accruals under our annual employee incentive compensation plans and lower U.S. customer rebates.

SG&A
The SG&A expenses ratio was 25.7% and 22.4% in 2022 and 2021, respectively. The special items identified above had an unfavorable impact of 3.8 and 2.0 percentage points on the SG&A expenses ratio in 2022 and 2021, respectively. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio increased 1.5 percentage points in 2022 primarily due to the acquisition of Hillrom and increased outbound freight costs, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expenses ratio was 4.0% and 4.2% in 2022 and 2021, respectively. The special items identified above did not impact the R&D expenses ratio in 2022 or 2021. Refer to the Special Items section above for additional detail.
Excluding the impact of the special items, the R&D expenses ratio remained relatively flat with the increase in total spend primarily driven by the Hillrom acquisition, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance our operational efficiency. These efforts have included restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through December 31, 2022, we have incurred cumulative pre-tax costs of $1.4 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $46 million through the completion of the initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our integration of Hillrom, and, to the extent further cost savings opportunities are identified, we may incur additional restructuring charges and costs to implement business optimization programs in future periods. For example, we expect to incur additional restructuring charges during 2023 related to our implementation of a new operating model intended to simply and streamline our operations (including our manufacturing footprint), as discussed above under "Recently Announced Strategic Actions." Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for additional information regarding our business optimization programs.
Goodwill Impairments
We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize a goodwill impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value.
As described above, we acquired Hillrom on December 13, 2021 and recognized $6.8 billion of goodwill and $6.0 billion of other intangible assets, including $1.9 billion of indefinite-lived intangible assets, in connection with that acquisition. Our Hillrom segment includes the following three reporting units: Patient Support Systems, Front Line Care and Surgical Solutions. During the third quarter of 2022, we performed trigger-based impairment tests of the goodwill of each of those three reporting units, as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our three Hillrom reporting units, driven primarily by current shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Those impairment tests resulted in total pre-tax goodwill impairment charges of $2.8 billion in the third quarter of 2022 relating to our Patient Support Systems, Front Line Care and Surgical Solutions reporting units. In connection with our annual goodwill impairment assessment in the fourth quarter of 2022, we performed quantitative impairment tests for all our reporting units and recorded an additional $27 million goodwill impairment related to our Surgical Solutions reporting unit. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their net book values.
Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods, particularly for the reporting units and intangible assets acquired in the Hillrom acquisition, and such charges could be material to our results of operations.
Other Operating Expense (Income), Net
Other operating expense (income), net was an expense of $36 million and income of $6 million in 2022 and 2021, respectively. In 2022 we recognized a loss of $54 million under an arrangement to divest certain product rights for an amount that is less than our cost of those product rights, which was triggered by U.S. and European Union regulatory approvals of the related products. Refer to Note 2 in Item 8 of this annual report on Form 10-K for further information about the related transactions. Additionally, we recognized a loss of $21 million related to the deconsolidation of a foreign subsidiary, including the derecognition of a related noncontrolling interest, upon its liquidation in December 2022 that was completed in connection with our legal entity rationalization activities. Those losses were partially offset by gains of $39 million from net decreases in the estimated fair values of contingent consideration liabilities. In 2021 we recognized gains of $6 million related to net decreases in the estimated fair value of contingent consideration liabilities.
Interest Expense, Net
Interest expense, net was $395 million and $192 million in 2022 and 2021, respectively. The increase in 2022 was primarily driven by higher average debt outstanding in connection with the Hillrom acquisition, partially offset by acquisition bridge facility commitment fees recognized in 2021 and higher interest income in 2022. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for a summary of the components of interest expense, net for 2022 and 2021.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $15 million and $41 million in 2022 and 2021, respectively. The net expense in 2022 was primarily due to the reclassification of a cumulative translation loss from accumulated other comprehensive income (loss) to earnings due to the substantial liquidation of our operations in Argentina, partially offset by foreign exchange gains, pension and other postretirement (OPEB) benefits, a pension curtailment gain and net increases in the fair value of marketable equity securities. The net expense in 2021 was primarily driven by foreign exchange net losses, pension and OPEB expenses and net decreases in the fair values of marketable equity securities.
Income Taxes
The effective income tax rate was (2.9)% in 2022 and 12.3% in 2021. The special items identified above had an unfavorable impact of 22.8 percentage points and a favorable impact of 4.5 percentage points on the effective income tax rate in 2022 and 2021, respectively. Refer to the Special Items section above for additional detail. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
For the twelve months ended December 31, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to non-deductible impairments of goodwill acquired in the Hillrom acquisition and valuation allowance increases, including a $25 million increase related to deferred tax assets from a tax basis step-up that arose from Swiss tax reform legislation in 2019. Those items were partially offset by a $47 million net tax benefit, after related valuation allowances, from notional interest deductions received by certain wholly-owned foreign subsidiaries that have financed their operations with equity capital.
For the twelve months ended December 31, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to favorable geographic earnings mix, including a $50 million net tax benefit, after related valuation allowances, from notional interest deductions, a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, a tax benefit related to a change in U.S. foreign tax credit regulations and excess tax benefits on stock compensation awards, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
Our tax provisions for 2022 and 2021 do not include any significant tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
We anticipate that our effective income tax rate, calculated in accordance with U.S. GAAP, will be approximately 21% in 2023.  This rate may be further impacted by a number of factors including discrete items, such as tax windfalls or deficiencies attributable to stock compensation awards, audit developments or legislative changes, as well as non-deductible or non-taxable items that may arise in the future and our geographic earnings mix.
Net Income (Loss) and Earnings (Loss) per Diluted Share
Net income (loss) was a loss of $2.4 billion in 2022 and income of $1.3 billion in 2021. Diluted earnings (loss) per share was $(4.83) in 2022 and $2.53 in 2021. The significant factors and events causing the net changes from 2021 to 2022, including the impairment of $2.8 billion of goodwill related to the Hillrom acquisition, are discussed above. Additionally, earnings (loss) per share was positively impacted by the repurchase of 0.5 million shares in 2022 and 7.3 million shares in 2021 through Rule 10b5-1 purchase plans. Refer to Note 8 in Item 8 of this Annual Report on Form 10-K for further information regarding our stock repurchases.
Segment results
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas, EMEA and APAC, and a global segment for our recently acquired Hillrom business. We use net sales and operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. Refer to Note 17 in Item 8 of this Annual Report on Form 10-K for additional details regarding our segments.
The following is a summary of financial information for our reportable segments.

	Net sales		Operating income (loss)
years ended December 31 (in millions)	2022	2021	2022	2021
Americas	$6,710	$6,666	$2,384	$2,612
EMEA	2,879	3,115	607	632
APAC	2,585	2,791	623	623
Hillrom	2,939	212	730	(80)
Corporate and other	—	—	(6,287)	(2,077)
Total	$15,113	$12,784	$(1,943)	$1,710
Americas
Segment net sales and operating income in 2022 were $6.7 billion and $2.4 billion, respectively. Segment net sales and operating income in 2021 were $6.7 billion and $2.6 billion, respectively. The decrease in operating income in 2022 was due to raw materials inflation, higher supply chain costs and lower sales in our Pharmaceuticals, Acute Therapies and BioPharma Solutions product categories, partially offset by higher sales in our Renal Care, Medication Delivery, Clinical Nutrition and Advanced Surgery product categories.
EMEA
Segment net sales and operating income in 2022 were $2.9 billion and $607 million, respectively. Segment net sales and operating income in 2021 were $3.1 billion and $632 million, respectively. The decrease in operating income in 2022 was primarily due to an unfavorable impact of foreign exchange rates on results as compared to the prior-year period, lower sales in our Renal Care, Acute Therapies, Clinical Nutrition, Medication Delivery and Pharmaceuticals product categories and higher supply chain costs, partially offset by lower operating expenses and an improved gross margin, driven by a favorable product mix and by having a full 12 months of sales from our February 2021 acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S.
APAC
Segment net sales and operating income in 2022 were $2.6 billion and $623 million, respectively. Segment net sales and operating income in 2021 were $2.8 billion and $623 million, respectively. Operating income in 2022 remained flat due to lower operating expenses and an improved gross margin, driven by a favorable product mix, offset by the unfavorable impact of foreign exchange rates on results as compared to the prior-year period, higher supply chain costs and sales headwinds in China driven by COVID-related lockdowns.
Hillrom
Segment net sales and operating income for 2022 were $2.9 billion and $730 million, respectively. Segment net sales and operating loss for 2021 were $212 million and $80 million, respectively. The increase in net sales and operating income were due to our acquisition of Hillrom in December 2021. The prior year amounts reflect activity over the 18-day period from the acquisition date through year-end.
Corporate and Other
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarter costs, certain R&D costs, manufacturing variances and centrally managed supply chain costs, product category support costs, stock compensation expense, certain employee benefit plan costs, certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and goodwill and intangible asset impairments). For the period from our acquisition of Hillrom on December 13, 2021 through December 31, 2021, we previously included all costs incurred by the Hillrom business within that segment, including $127 million related to the types of costs described in the preceding sentence that are maintained at Corporate for our legacy Baxter segments. In connection with our ongoing integration activities, beginning in the first quarter of 2022, we have updated the measure of profitability for our Hillrom segment by excluding such unallocated costs, consistent with our legacy Baxter segments.
The Corporate operating loss in 2022 was higher than 2021 primarily due to goodwill and intangible asset impairments, higher intangible asset amortization expense, acquisition and integration-related costs, business optimization charges and increased manufacturing variances and centrally managed supply chain costs, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operations — Continuing Operations
In 2022 and 2021, cash provided by operating activities was $1.2 billion and $2.2 billion, respectively.  Operating cash flows decreased in 2022 primarily due to a decrease in our net income in 2022, increases in inventory levels and higher annual payouts under our employee incentive compensation plans in the current-year period, which were based on our 2021 results, compared to payouts made in the prior-year period, which were based on our 2020 results. Operating cash flows were also adversely impacted in the current year by the timing of accounts receivable collections and accounts payable payments in the fourth quarter of 2022.
Cash Flows from Investing Activities
In 2022, cash used for investing activities included payments for acquisitions and investments of $263 million, primarily related to our payment to acquire the rights to Zosyn, and capital expenditures of $679 million. In 2021, cash used for investing activities included payments for acquisitions and investments of $10.5 billion, primarily related to Hillrom, Caleyx and Doxil, Transderm Scop and PerClot, and capital expenditures of $743 million.
Cash Flows from Financing Activities
In 2022, cash used in financing activities included debt repayments of $954 million and dividend payments of $573 million, partially offset by a net increase in commercial paper borrowings of $55 million and proceeds from stock issued under employee benefit plans of $127 million.
In 2021, cash generated from financing activities included $11.8 billion to fund the consideration for the Hillrom acquisition, repay certain indebtedness of Hillrom, and to pay fees and expenses related to the foregoing. In September 2021, we entered into a term loan credit agreement (the Term Loan Credit Agreement), pursuant to which a syndicate of financial institutions has committed to provide us with a senior unsecured term loan facility in an aggregate principal amount of $4.0 billion (the Term Loan Facility), consisting of a $2.0 billion three-year term loan and a $2.0 billion five-year term loan. In December 2021, we issued $800 million senior notes due in 2023, $1.4 billion senior notes due in 2024, $1.45 billion senior notes due in 2027, $1.25 billion senior notes due in 2028, $1.55 billion senior notes due in 2032, $750 million senior notes due in 2051, $300 million floating rate senior notes due in 2023 and $300 million floating rate senior notes due in 2024. We also had net proceeds from commercial paper borrowings of $299 million and repaid debt obligations of $2.8 billion, including $2.4 billion of debt that was assumed in the Hillrom acquisition. Financing activities in 2021 also included payments for treasury stock repurchases of $600 million, dividend payments of $530 million and receipts from stock issued under employee benefit plans of $187 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We paid $32 million in cash to repurchase approximately 0.5 million shares under this authority pursuant to a Rule 10b5-1 plan in 2022 and had $1.3 billion remaining available under this authorization as of December 31, 2022. We do not intend to make any share repurchases in the near term as we focus on achieving our 2.75x net leverage commitment.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of December 31, 2022, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.5 billion and €200 million, respectively. Each of the facilities matures in 2026. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are 0.125% annually as of December 31, 2022 and are based on our credit ratings and the total capacity of the facility. Fees under these credit facilities were 0.09% annually as of December 31, 2021 and were based on our credit ratings and the total capacity of the facility. There were no borrowings under these credit facilities as of December 31, 2022 or December 31, 2021. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
In the third quarter of 2022, we amended the credit agreement governing our U.S. dollar-denominated revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to delay the commencement of our net leverage ratio covenant step-down schedule until June 30, 2024. As of December 31, 2022, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of December 31, 2022, we have capacity to draw approximately $2.1 billion under our credit facilities, less outstanding commercial paper borrowings, which were $299 million at year-end. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on our credit facilities.
We also maintain other credit arrangements, as described in Note 5 in Item 8 of this Annual Report on Form 10-K.

Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand and future cash flows from operations or by issuing additional debt. We had $1.7 billion of cash and cash equivalents as of December 31, 2022, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of December 31, 2022, we had approximately $16.6 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions and our investment grade targets, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives and reduce our post-acquisition debt levels as we take actions consistent with our capital allocation priorities.
Our credit ratings at December 31, 2022 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	BBB	BBB	Baa2
Short-term debt	A2	F2	P2
Outlook	Negative	Negative	Stable
Our senior debt credit ratings outlook was changed from stable to negative by two of the rating agencies during the third quarter of 2022. In January 2023, Fitch further revised our senior debt credit rating outlook from negative to rating watch negative.
LIBOR Reform

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis was not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). In 2020, it was announced that certain U.S. dollar LIBOR tenors would not cease until 2023. In September 2022, our $2.5 billion U.S. dollar-denominated revolving credit facility and our $4.0 billion Term Loan Credit Agreement were amended to reference SOFR-based rates. Currently, our €200 million Euro-denominated revolving credit facility references EURIBOR-based rates. A discontinuation would require this arrangement to be modified in order to replace EURIBOR with an alternative reference interest rate, which could impact our cost of funds. That credit facility agreement includes provisions related to the determination of a successor rate.

Contractual Obligations
As of December 31, 2022, we had contractual obligations, excluding accounts payable and accrued expenses and other current liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	More than one year
Long-term debt and finance lease obligations, including current maturities	$16,702	$1,404	$15,298
Interest on short- and long-term debt and finance lease obligations [1]	3,015	387	2,628
Operating leases	629	127	502
Other non-current liabilities[2]	457	—	457
Purchase obligations[3]	1,393	819	574
Contractual obligations[2]	$22,196	$2,737	$19,459
1.Interest payments on debt and finance lease obligations are calculated for future periods using interest rates in effect at the end of 2022. Certain of these projected interest payments may differ in the future based on foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2022. Refer to Note 5 and Note 6, respectively, in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments outstanding and finance lease obligations at December 31, 2022.
2.The primary components of other non-current liabilities in our consolidated balance sheet as of December 31, 2022 are pension and other postretirement benefits, deferred tax liabilities, long-term tax liabilities, and litigation and environmental reserves. We projected the timing of the related future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from our estimates.
We contributed $48 million and $73 million to our defined benefit pension plans in 2022 and 2021, respectively. The timing of funding in future periods is uncertain and is dependent on future movements in interest rates, investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes cash outflows related to our pension plans. The amount included within other non-current liabilities (and excluded from the table above) related to our pension plan liabilities was $737 million as of December 31, 2022. In 2023, we have no obligation to fund our principal plans in the United States and we expect to make contributions of at least $43 million to our foreign pension plans. Additionally, we have excluded long-term tax liabilities, which include liabilities for unrecognized tax positions, and deferred tax liabilities from the table above because we are unable to estimate the timing of the related cash outflows. The amounts of long-term tax liabilities and deferred tax liabilities included within other non-current liabilities (and excluded from the table above) were $64 million and $698 million, respectively, as of December 31, 2022.
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
We use forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of December 31, 2022 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of December 31, 2022, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $2 million with respect to those contracts would change by $68 million. A similar analysis performed with respect to contracts outstanding as of December 31, 2021 indicated that, on a pre-tax basis, the net asset balance of $3 million would change by $34 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of December 31, 2022 by replacing the actual exchange rates as of December 31, 2022 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of December 31, 2022, our subsidiary in Turkey had net monetary assets of $33 million.
Interest Rate Risk
We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt that we believe is appropriate at that time. To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. We also periodically use forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt. As of December 31, 2022, there were no interest rate derivative contracts outstanding and we had approximately $3.9 billion of outstanding floating rate debt and $299 million of commercial paper. A 100 basis point change in interest rates would impact out pre-tax earnings and cash flows by approximately $42 million over a one-year period.
CHANGES IN ACCOUNTING STANDARDS
Refer to Note 1 in Item 8 of this Annual Report on Form 10-K for information on changes in accounting standards.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. The standard is effective for our financial statements beginning in 2024. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
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
Pension and OPEB Plans
We provide pension and other postretirement benefits to certain of our employees. The service component of employee benefit expenses is reported in the same line items in the consolidated income statements as the applicable employee’s compensation expense. All other components of these employee benefit expenses are reported in other (income) expense, net in our consolidated statements of income (loss). The valuation of the funded status and net periodic benefit cost for the plans is calculated using actuarial assumptions. These assumptions are reviewed annually and revised if appropriate. The significant assumptions include the following:
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
Discount Rate Assumption
Effective for the December 31, 2022 measurement date, we utilized discount rates of 5.55% and 5.46% to measure our benefit obligations for our most significant U.S. and Puerto Rico pension plans and OPEB plan, respectively. We used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2022 to determine the discount rate assumption. All bonds were denominated in U.S. dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.
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
Return on Plan Assets Assumption
In measuring the net periodic cost for 2022, we used a long-term expected rate of return of 5.00% for our most significant pension plans covering U.S. and Puerto Rico employees. This assumption will increase to 6.43% in 2023. This assumption is not applicable to our OPEB plan because it is not funded.
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
Other Assumptions
For the U.S. and Puerto Rico plans, we used the Pri-2012 combined mortality table with improvements projected using the MP-2021 projection scale adjusted to a long-term improvement of 0.8% as of December 31, 2022. For all other pension plans, we utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. We periodically analyze and update our assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.

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
Realization of the U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $704 million and $401 million was recognized as of December 31, 2022 and 2021, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration. After evaluating relevant U.S. tax laws, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss (ODL) balance plus other recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $119 million and $98 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2022 and 2021, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
Valuation of Goodwill and Intangible Assets
Goodwill is initially measured as the excess of the purchase price over the fair value (or other measurement attribute required by U.S. GAAP) of acquired assets and liabilities in a business combination. Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test. In the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that the reporting unit’s carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In a quantitative goodwill impairment test, the fair values of our reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. The discounted cash flow models used to determine the fair values of our reporting units during 2022 reflected our most recent cash flow projections, discount rates ranging from 9% to 10% and terminal growth rates ranging from 2% to 3%. Each of these inputs can significantly affect the fair values of our reporting units. During 2022, we recognized $2.8 billion of goodwill impairment charges related to the three reporting units within our

Hillrom segment. See Note 4, Goodwill and Other Intangible Assets, Net in Item 8 of this Annual Report on Form 10-K for further information about those impairments.
We record acquired intangible assets at fair value in business combinations and at cost in asset acquisitions. Valuations are generally completed for intangible assets acquired in business acquisitions using a discounted cash flow analysis (an income approach) and reflect our judgements about the assumptions that market participants would use in pricing the assets. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, the stage in completion (for acquired in-process R&D), royalty rates, terminal growth rates, contributory asset charges and customer attrition rates (for customer-related intangibles). The relief from royalty models used in the determination of the fair values of our trade name intangible assets during 2022 reflected our most recent revenue projections, a discount rate of 9.5%, royalty rates ranging from 3% to 5% and terminal growth rates ranging from 2% to 3%. Each of these factors and assumptions can significantly affect the value of the intangible asset.
During the third quarter of 2022, we recognized pre-tax impairment charges of $332 million to reduce the carrying amounts of certain indefinite-lived intangible assets, which primarily related to the Hillrom and Welch Allyn trade names acquired in the Hillrom acquisition, to their estimated fair values. Additionally, during 2022 and 2020 we recognized pre-tax impairment charges of $12 million and $17 million, respectively, related to developed technology intangible assets due to declines in market expectations for the related products. See Note 4, Goodwill and Other Intangible Assets, Net in Item 8 of this Annual Report on Form 10-K for further information about those impairments.
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
Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods, particularly for the reporting units and intangible assets acquired in the Hillrom acquisition, and such charges could be material to our results of operations.
CERTAIN REGULATORY MATTERS

The U.S. Food and Drug Administration (FDA) commenced an inspection of Claris’ facilities in Ahmedabad, India in July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris). FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).¹ FDA re-inspected the facilities and issued a Form 483 on May 17, 2022. On September 1, 2022, FDA notified the company that the inspection had been classified as voluntary action indicated (VAI). On January 19, 2023, FDA arrived to re-inspect the facilities and issued a Form 483 on January 27, 2023. Since the issuance of the Claris Warning Letter, we have implemented corrective and preventive actions to address FDA's prior observations and other items we identified and management has begun working with other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S.
Refer to Item 1A of this Annual Report on Form 10-K for additional discussion of regulatory matters and how they may impact us.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm

FORWARD-LOOKING INFORMATION
This annual report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to plans to implement a simplified commercial and manufacturing footprint, the proposed spinoff of our Renal Care and Acute Therapies product categories, review of strategic alternatives for our BPS product category and other potential portfolio management activities we may undertake in the future, accounting estimates and assumptions, global economic conditions and impacts of the COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses, future regulatory filings and our R&D pipeline, sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency and interest rate risks, the impact of inflation on our business, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances, manufacturing expansion, the adequacy of tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.
These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	our ability to execute and complete strategic initiatives, asset dispositions and other transactions, including the proposed spinoff of our Renal Care and Acute Therapies product categories, our plans to simplify our operating model and manufacturing footprint and our strategic alternatives for our BPS product category, the timing for such transactions, the ability to satisfy any applicable conditions and the expected proceeds, consideration and benefits;
•	failure to accurately forecast or achieve our short-and long-term financial improvement performance and goals (including with respect to our recently announced strategic actions) and related impacts on our liquidity;
•	our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds and the capital structure of the public company that we expect to form as a result of the proposed spinoff (and the resulting capital structure for the remaining company);
•	the impact of global economic conditions (including, among other things, inflation levels, interest rates, the potential for a recession, the ongoing war in Ukraine, the related economic sanctions being imposed globally in response to the conflict and potential trade wars) and continuing public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic, or the anticipation of any of the foregoing, on our operations and on our employees, customers and suppliers, including foreign governments in countries in which we operate;
•	downgrades to our credit ratings or ratings outlooks, and the related impact on our funding costs and liquidity;
•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict changing consumer preferences, which has led to and may continue to lead to increased inventory levels, and needs and advances in technology and the resulting impact on customer inventory levels and the impact of reduced hospital admission rates and elective surgery volumes), and the impact of those products on quality and patient safety concerns;

•
the continuity, availability and pricing of acceptable raw materials and component parts (and our ability to pass some or all of these costs to our customers through recent price increases), and the related continuity of our manufacturing and distribution and those of our suppliers;

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
•
product quality or patient safety issues leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales, including the focus on evaluating product portfolios for the potential presence or formation of nitrosamines;

•	breaches or failures of our information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft (as a result of remote working arrangements or otherwise);
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
•
future actions of third parties, including third-party payers and our customers and distributors (including GPOs and IDNs), the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and annual proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);

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

•	the impact of any goodwill or other intangible asset impairments on our operating results;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (whether with respect to current or future tax reform);
•	actions by tax authorities in connection with ongoing tax audits;
•	other factors identified elsewhere in this Annual Report on Form 10-K including those factors described in Item 1A and other filings with the SEC, all of which are available on our website.

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

Item 8.    Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)	2022	2021
Current assets:
Cash and cash equivalents	$1,718	$2,951
Accounts receivable, net of allowance of $114 in 2022 and $122 in 2021	2,659	2,629
Inventories	2,718	2,453
Prepaid expenses and other current assets	916	839
Total current assets	8,011	8,872
Property, plant and equipment, net	4,979	5,178
Goodwill	6,843	9,836
Other intangible assets, net	6,793	7,792
Operating lease right-of-use assets	550	630
Other non-current assets	1,111	1,213
Total assets	$28,287	$33,521
Current liabilities:
Short-term debt	$299	$301
Current maturities of long-term debt and finance lease obligations	1,105	210
Accounts payable	1,139	1,246
Accrued expenses and other current liabilities	2,202	2,479
Total current liabilities	4,745	4,236
Long-term debt and finance lease obligations	15,232	17,149
Operating lease liabilities	456	522
Other non-current liabilities	1,959	2,493
Total liabilities	22,392	24,400
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2022 and 2021	683	683
Common stock in treasury, at cost, 179,062,594 shares in 2022 and 181,879,516 shares in 2021	(11,389)	(11,488)
Additional contributed capital	6,322	6,197
Retained earnings	14,050	17,065
Accumulated other comprehensive (loss) income	(3,833)	(3,380)
Total Baxter stockholders’ equity	5,833	9,077
Noncontrolling interests	62	44
Total equity	5,895	9,121
Total liabilities and equity	$28,287	$33,521
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

years ended December 31 (in millions, except per share data)	2022	2021	2020
Net sales	$15,113	$12,784	$11,673
Cost of sales	9,716	7,679	7,086
Gross margin	5,397	5,105	4,587
Selling, general and administrative expenses	3,887	2,867	2,469
Research and development expenses	605	534	521
Goodwill impairments	2,812	—	—
Other operating expense (income), net	36	(6)	(19)
Operating income (loss)	(1,943)	1,710	1,616
Interest expense, net	395	192	134
Other (income) expense, net	15	41	190
Income (loss) before income taxes	(2,353)	1,477	1,292
Income tax expense (benefit)	68	182	182
Net income (loss)	(2,421)	1,295	1,110
Net income attributable to noncontrolling interests	12	11	8
Net income (loss) attributable to Baxter stockholders	$(2,433)	$1,284	$1,102
Earnings (loss) per share
Basic	$(4.83)	$2.56	$2.17
Diluted	$(4.83)	$2.53	$2.13
Weighted-average number of shares outstanding
Basic	504	502	509
Diluted	504	508	517
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

years ended December 31 (in millions)	2022	2021	2020
Net income (loss)	$(2,421)	$1,295	$1,110
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $41 in 2022, $30 in 2021 and $(51) in 2020	(479)	(320)	367
Pension and other postretirement benefit plans, net of tax expense of $12 in 2022 $60 in 2021 and $40 in 2020	16	227	141
Hedging activities, net of tax expense (benefit) of $2 in 2022, $7 in 2021 and ($34) in 2020	7	27	(112)
Available-for-sale debt securities, net of tax expense of $1 in 2022, zero in 2021 and zero in 2020	3	—	—
Total other comprehensive (loss) income, net of tax	(453)	(66)	396
Comprehensive income (loss)	(2,874)	1,229	1,506
Less: Net income attributable to noncontrolling interests	12	11	8
Less: Other comprehensive loss attributable to noncontrolling interests	(5)	—	—
Comprehensive income (loss) attributable to Baxter stockholders	$(2,881)	$1,218	$1,498
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baxter International Inc. stockholders' equity
(in millions)	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2020	683	$683	177	$(10,764)	$5,955	$15,718	$(3,710)	$7,882	$30	$7,912
Adoption of new accounting standard	—	—	—	—	—	(4)	—	$(4)	—	$(4)
Net income (loss)	—	—	—	—	—	1,102	—	$1,102	8	$1,110
Other comprehensive income (loss)	—	—	—	—	—	—	396	396	—	396
Purchases of treasury stock	—	—	6	(500)	—	—	—	(500)	—	(500)
Stock issued under employee benefit plans and other	—	—	(4)	213	88	—	—	301	—	301
Dividends declared on common stock	—	—	—	—	—	(488)	—	(488)	—	(488)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2020	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income (loss)	—	—	—	—	—	1,284	—	1,284	11	1,295
Other comprehensive income (loss)	—	—	—	—	—	—	(66)	(66)	—	(66)
Purchases of treasury stock	—	—	7	(600)	—	—	—	(600)	—	(600)
Stock issued under employee benefit plans and other	—	—	(4)	163	154	—	—	317	—	317
Dividends declared on common stock	—	—	—	—	—	(547)	—	(547)	—	(547)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2021	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net income (loss)	—	—	—	—	—	(2,433)	—	(2,433)	12	(2,421)
Other comprehensive income (loss)	—	—	—	—	—	—	(453)	(453)	(5)	(458)
Purchases of treasury stock	—	—	—	(32)	—	—	—	(32)	—	(32)
Stock issued under employee benefit plans and other	—	—	(3)	131	125	—	—	256	—	256
Dividends declared on common stock	—	—	—	—	—	(582)	—	(582)	—	(582)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	—	11	11
Balance as of December 31, 2022	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions)	2022	2021	2020
Cash flows from operations
Net income (loss)	$(2,421)	$1,295	$1,110
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,403	890	823
Pension settlement and curtailment (gains) losses	(12)	2	46
Net periodic pension benefit and other postretirement costs	51	99	81
Deferred income taxes	(225)	(146)	(88)
Stock compensation	154	146	130
Losses on debt extinguishments	—	5	110
Intangible asset impairments	344	—	17
Goodwill impairments	2,812	—	—
Loss on product divestiture arrangement	54	—	—
Reclassification of cumulative translation loss to earnings	65	—	—
Loss on subsidiary liquidation	21	—	—
Settlement of interest rate derivative contracts	—	—	(173)
Other	(12)	92	86
Changes in balance sheet items:
Accounts receivable, net	(146)	(170)	(119)
Inventories	(361)	(37)	(162)
Prepaid expenses and other current assets	(39)	(41)	(37)
Accounts payable	(76)	104	57
Accrued expenses and other current liabilities	(273)	108	86
Other	(128)	(125)	(97)
Cash flows from operations – continuing operations	1,211	2,222	1,870
Cash flows from operations – discontinued operations	—	—	(2)
Cash flows from operations	1,211	2,222	1,868
Cash flows from investing activities
Capital expenditures	(679)	(743)	(709)
Acquisitions, net of cash acquired, and investments	(263)	(10,502)	(494)
Other investing activities, net	11	45	24
Cash flows from investing activities	(931)	(11,200)	(1,179)
Cash flows from financing activities
Issuances of debt	—	11,903	1,885
Repayments of debt	(954)	(2,823)	(1,181)
Net increase (decrease) in debt with original maturities of three months or less	55	246	(226)
Cash dividends on common stock	(573)	(530)	(473)
Proceeds from stock issued under employee benefit plans	127	187	202
Purchases of treasury stock	(32)	(600)	(500)
Debt issuance costs	—	(98)	(5)
Other financing activities, net	(61)	(40)	(47)
Cash flows from financing activities	(1,438)	8,245	(345)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(76)	(47)	57
Increase (decrease) in cash, cash equivalents and restricted cash	(1,234)	(780)	401
Cash, cash equivalents and restricted cash at beginning of year (1)	2,956	3,736	3,335
Cash, cash equivalents and restricted cash at end of year (1)	$1,722	$2,956	$3,736
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash amounts as shown in the consolidated statement of cash flows to the amount reported in the consolidated balance sheet as of December 31, 2022, 2021, and 2020:

As of December 31 (in millions)	2022	2021	2020
Cash and cash equivalents	$1,718	$2,951	$3,730
Restricted cash included in prepaid expenses and other current assets	4	5	6
Cash, cash equivalents and restricted cash	$1,722	$2,956	$3,736
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
In January 2023, we announced our intention to separate our Renal Care and Acute Therapies product categories into a new, publicly traded company. While completion of the proposed spinoff is subject to satisfaction of customary conditions, we are targeting completion of the planned separation in 12 to 18 months after the initial announcement.
Risks and Uncertainties
Supply Constraints and Global Economic Conditions
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
COVID-19
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19). COVID-19 has had, and we expect will continue to have, an adverse impact on our operations, supply chains and distribution systems and has increased and we expect will continue to increase our expenses. Over the course of the pandemic, our business has been impacted by shifting healthcare priorities and significant volatility in the demand for our products. For further information about our revenues by product category, refer to Note 10. Significant uncertainty remains regarding the duration and overall impact of the COVID-19 pandemic. Concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Omicron variants, subvariants and other virus mutations. The U.S. and other governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the pandemic (including with respect to moratoriums on elective procedures and mandatory quarantines and travel restrictions). Due to the uncertainty caused by the pandemic, our operating performance and financial results, particularly in the short term, may be subject to continued volatility.
We expect that the challenges caused by global economic conditions (including the COVID-19 pandemic), among other factors, may continue to have an adverse effect on our business.
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts and related disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of Baxter and our majority-owned subsidiaries that we control, after elimination of intra-company balances and transactions.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. Our three legacy Baxter geographic segments including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. Our legacy Hillrom segment includes smart bed systems; patient monitoring and diagnostic technologies, respiratory health devices; and advanced equipment for the surgical space. For most of these sales, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
To a lesser extent, we enter into arrangements for which revenue may be recognized over time. For example, our Americas segment includes contract manufacturing arrangements, our Hillrom segment includes digital and connected care solutions and collaboration tools that are implemented over time and all our segments include equipment leases and certain subscription software and licensing arrangements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. Revenue is recognized over time when we are creating or enhancing an asset that the customer controls as the asset is created or enhanced or our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed.
As of December 31, 2022, we had $10.7 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 35% of this amount as revenue in 2023, 30% in 2024, 20% in 2025, 10% in 2026, and 5% in 2027.
Significant Judgments
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates, wholesaler chargebacks and government clawbacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized in the years ended December 31, 2022, 2021 and 2020 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.

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
Accounts Receivable and Allowance for Doubtful Accounts
In the normal course of business, we provide credit to our customers, perform credit evaluations of these customers and maintain reserves for potential credit losses. In determining the amount of the allowance for doubtful accounts, we consider, among other items, historical credit losses, the past-due status of receivables, payment histories, other customer-specific information, current economic conditions and reasonable and supportable future forecasts. Receivables are written off when we determine that they are uncollectible.

Shipping and Handling Costs
Shipping costs incurred to physically move product from our premises to the customer’s premises are classified as selling, general and administrative (SG&A) expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $493 million in 2022, $381 million in 2021 and $325 million in 2020 of shipping costs were classified in SG&A expenses.
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
Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is initially measured as the excess of the purchase price over the fair value (or other measurement attribute required by U.S. GAAP) of acquired assets and liabilities in a business combination. Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test.  In the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In a quantitative goodwill impairment test, the fair values of our reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant inputs to reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. Each of those inputs can significantly affect the fair values of our reporting units. In 2021, we changed the measurement date of our annual goodwill impairment test from December 31 to November 1. This change better aligns the timing of the goodwill impairment test with our long-term business planning process. The change was not material to our consolidated financial statements as it did not result in the delay, acceleration or avoidance of an impairment charge.
Indefinite-lived intangible assets, such as IPR&D acquired in business combinations and certain trade names with indefinite lives, are subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, we write the carrying amount down to the fair value. In 2021, we changed the measurement date of our annual indefinite-lived intangible asset impairment tests from December 31 to November 1. This change better aligns the timing of the impairment tests with our long-term business planning process. The change was not material to our consolidated financial statements as it did not result in the delay, acceleration or avoidance of an impairment charge.
During the third quarter of 2022, we performed trigger-based impairment tests of the goodwill of each of our Hillrom reporting units as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We recognized $2.8 billion of goodwill impairment charges and $332 million of pre-tax impairment charges related to those indefinite-lived intangible assets. In connection with our annual goodwill impairment assessment in the fourth quarter of 2022, we performed quantitative impairment tests for all of our reporting units and recorded an additional $27 million goodwill impairment related to one of our Hillrom reporting units. See Note 4, Goodwill and Other Intangible Assets, Net for further information about those impairments.
We review the carrying amounts of long-lived assets used in operations, other than goodwill and intangible assets not subject to amortization, for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, we group assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. We then compare the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event an asset (or asset group) is not recoverable, an impairment charge is recorded as the amount by which the carrying amount of the asset (or asset group) exceeds its fair value.
Long-lived assets are classified as held for sale when certain criteria are met, including when management has committed to sell the asset, the asset is available for sale in its present condition and the sale is probable of being completed within one year of the balance sheet date. Assets held for sale are no longer depreciated or amortized and they are reported at the lower of their carrying amount or fair value less cost to sell.
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
Income Taxes
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. We maintain valuation allowances unless it is more-likely-than-not that the deferred tax asset will be realized. With respect to uncertain tax positions, we determine whether the position is more-likely-than-not to be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent that we anticipate making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense (benefit) line in the consolidated statements of income (loss).
Foreign Currency Translation
Cumulative translation adjustments (CTA) related to foreign operations are included in other comprehensive (loss) income (OCI). For foreign operations in highly inflationary economies, translation gains and losses are included in other (income) expense, net, and were not material in 2022, 2021 and 2020.
Derivatives and Hedging Activities
All derivative instruments are generally recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our derivatives and foreign-currency denominated debt as hedging instruments in cash flow, fair value or net investment hedges.
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) (AOCI) and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in cost of sales and interest expense, net, and are primarily related to forecasted intra-company sales denominated in foreign currencies and forecasted interest payments on anticipated issuances of debt, respectively.
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
New Accounting Standards
Recently issued accounting standards not yet adopted
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. The standard is effective for our financial statements beginning in 2024. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
Recently adopted accounting pronouncements
As of January 1, 2022, we adopted ASU 2021-05, Leases (Topic 842), which requires a lessor to classify a lease with variable lease payments (that do not depend on an index or rate) as an operating lease if (1) the lease would have been classified as a sales-type or direct financing lease, and (2) the lessor would have recognized a selling loss at lease commencement. These changes are intended to avoid recognizing a day-one loss for a lease with variable payments even though the lessor expects the arrangement will be profitable overall. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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
NOTE 2

ACQUISITIONS AND OTHER ARRANGEMENTS
Results of operations of acquired businesses are included in our results of operations beginning as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values (or other measurement attribute required under U.S. GAAP) at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.
Contingent consideration related to business combinations is recognized at its estimated fair value on the acquisition date. Subsequent changes to the fair value of those contingent consideration arrangements are recognized in earnings. Contingent consideration related to business acquisitions may consist of development, regulatory and commercial milestone payments, and sales or earnings-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory and commercial milestone payments reflects management’s expectations of the probability of payment, and increases or decreases as the probability of payment or expectation of timing or amount of payments changes. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing or amount of payments changes.
Hillrom
On December 13, 2021, we completed our acquisition of all outstanding equity interests of Hillrom for a purchase price of $10.5 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was approximately $12.8 billion. Under the terms of the transaction agreement, Hillrom shareholders received $156.00 in cash per each outstanding Hillrom common share.
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
The valuation of assets acquired and liabilities assumed was finalized during the fourth quarter of 2022. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Assets acquired and liabilities assumed
Cash and cash equivalents	$399
Accounts receivable	561
Inventories	559
Prepaid expenses and other current assets	49
Property, plant and equipment	506
Goodwill	6,834
Other intangible assets	6,029
Operating lease right-of-use assets	74
Other non-current assets	133
Short-term debt	(250)
Accounts payable	(140)
Accrued expenses and other current liabilities	(578)
Long-term debt and finance lease obligations	(2,118)
Operating lease liabilities	(57)
Other non-current liabilities	(1,525)
Total assets acquired and liabilities assumed	$10,476
In the fourth quarter of 2022, we finalized our valuation of the acquisition date assets acquired and liabilities assumed. The measurement period adjustments recorded in 2022 primarily impacted accounts receivable, property plant and equipment, other intangible assets, accrued expenses and other current liabilities and deferred income tax liabilities. Individually, the measurement period adjustments were not material and in total increased goodwill by $49 million. The measurement period adjustments did not have a significant impact to our results of operations. We allocated $804 million of the total consideration to developed technology with a weighted-average useful life of 5 years, $1.9 billion to trade names with an indefinite useful life, $62 million to trade names with a weighted-average useful life of 7 years, $3.2 billion to customer relationships with a weighted-average useful life of 15 years and $30 million to IPR&D that is considered an indefinite lived intangible asset. The fair values of the intangible assets were determined using the income approach. We used a discount rate of 8.5% to value the developed technology, trade names and customer relationships and 9.0% to value the IPR&D. We consider the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair value. We also recognized $1.3 billion of deferred income tax liabilities in connection with the acquisition, which are included in other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2021.
The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce as well as the overall strategic benefits provided to our product portfolio and is included in the Hillrom segment.

See Note 4 for additional information about the impairments recognized in the second half of 2022 related to goodwill and certain intangible assets acquired in the Hillrom acquisition.
The results of operations of the acquired business have been included in our consolidated statement of income (loss) since the date the business was acquired. The Hillrom acquisition contributed $2.9 billion and $212 million of net sales for the years ended December 31, 2022 and 2021, respectively, and $3.6 billion and $96 million of pretax losses, for the years ended December 31, 2022 and 2021. Significant drivers of Hillrom’s pretax loss in 2022 included goodwill and intangible asset impairments, intangible asset amortization expense, incremental cost of sales from fair value step-ups on acquired inventory, restructuring charges related to the integration and interest expense on the borrowings used to finance the acquisition. Significant drivers of Hillrom’s pretax loss for 2021, which reflects the period from the December 13, 2021 acquisition date through year-end, included intangible asset amortization expense, incremental cost of sales from fair value step-ups on acquired inventory, acquisition-related expenses and interest expense on the borrowings used to finance the acquisition.
For the year ended December 31, 2022, we incurred $93 million of integration-related costs and $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2022. We also incurred $85 million of restructuring charges in 2022 related to our integration of Hillrom. See Note 11 for additional information about our restructuring activities. For the year ended December 31, 2021, we incurred $139 million of acquisition and integration-related costs, $48 million of bridge facility fees and other pre-acquisition financing costs and $42 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2021. See Note 5 for additional information about financing arrangements related to the Hillrom acquisition.
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
The results of operations of the acquired business have been included in our consolidated statement of income (loss) since the date the business was acquired and were not material for the year ended December 31, 2021.
We allocated $39 million of the total consideration to an IPR&D asset with an indefinite useful life, $9 million to the approved PerClot developed product rights with an estimated useful life of 10 years and $1 million to customer relationships with an estimated useful life of 10 years. The fair values of the intangible assets were determined using the income approach. The discount rates used to measure the intangible assets were 18.7% for IPR&D, 16.0% for developed product rights and 15.0% for customer relationships. We consider the fair values of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.
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
The results of operations of the acquired business have been included in our consolidated statement of income (loss) since the date the business was acquired and were not material for the year ended December 31, 2021.
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
The results of operations of the acquired business have been included in our consolidated statement of income (loss) since the date the business was acquired. The acquisition contributed $94 million of net sales and $18 million of pretax income for the year ended December 31, 2020. Acquisition and integration costs, primarily incremental cost of sales relating to inventory fair value step-ups, associated with the acquisition were $15 million for the year ended December 31, 2020.
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

Other
Total consideration transferred for other acquisitions totaled $32 million, $21 million and $18 million in 2022, 2021 and 2020, respectively, and primarily resulted in the recognition of goodwill and other intangible assets. These acquisitions did not materially affect our results of operations.
Excluding Hillrom, we have not presented pro forma financial information for any of the 2022, 2021 or 2020 acquisitions because their results are not material to our consolidated financial statements.
Other Business Development Activities
Celerity Pharmaceuticals, LLC
In September 2013, we entered into an agreement with Celerity Pharmaceuticals, LLC (Celerity) to develop certain acute care generic injectable premix and oncolytic products through regulatory approval. We transferred our rights in these products to Celerity and Celerity assumed ownership and responsibility for development of the products. We were obligated to purchase the individual product rights from Celerity if the products obtained regulatory approval. In December 2020, we entered into an agreement with a third party to divest our rights to one of the products that was being developed by Celerity, a generic version of liposomal doxorubicin, for less than $1 million if that product were to receive regulatory approval in the U.S. and European Union in 2022. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer and we entered into this transaction to divest our rights to this generic version of that product after we had separately entered into a transaction to acquire the branded version.
The related regulatory approvals were subsequently obtained for the generic version of liposomal doxorubicin and we recognized a loss of approximately $54 million in the third quarter of 2022, representing the difference between the amount we owed Celerity following those regulatory approvals and the proceeds that we were entitled to receive from our divestiture of those product rights. That loss is reported within other operating expense (income), net in our consolidated statements of operations for the year ended December 31, 2022.
Zosyn
In March 2022, we entered into an agreement with a subsidiary of Pfizer Inc. to acquire the rights to Zosyn, a premixed frozen piperacillin-tazobactam product, in the U.S. and Canada. Zosyn is used for the treatment of intra-abdominal infections, nosocomial pneumonia, skin and skin structure infections, female pelvic infections and community-acquired pneumonia. Under the terms of the acquisition, we paid the acquisition price of $122 million and received specified intellectual property, including patent rights, in the first quarter of 2022 and will receive additional intellectual property, including the product rights to Zosyn, in the first quarter of 2023. Under the arrangement, we are entitled to receive profit sharing payments from sales of Zosyn until the product rights transfer to us in March 2023. The related profit sharing payments that were received during 2022 were not material.
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
During 2021 and 2020, we also entered into distribution license arrangements for multiple products that have not yet obtained regulatory approval for upfront cash payments of $3 million and $22 million, respectively. The cash paid was treated as R&D expenses on our consolidated statements of income (loss). We could make additional payments of up to $36 million upon the achievement of certain development, regulatory or commercial milestones.
Other
In addition to the significant arrangements described above, we have entered into several other collaborative arrangements. We could make additional payments of up to $20 million upon the achievement of certain development and regulatory milestones, in addition to future payments related to contingent commercialization milestones, profit-sharing and royalties.
NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of changes in our allowance for doubtful accounts for the years ended December 31, 2022 and 2021.

years ended December 31 (in millions)	2022	2021
Balance at beginning of period	$122	$125
Acquisition	—	13
Charged to costs and expenses	7	(2)
Write-offs	(7)	(5)
Currency translation adjustments	(8)	(9)
Balance at end of period	$114	$122
Inventories

as of December 31 (in millions)	2022	2021
Raw materials	$738	$591
Work in process	293	300
Finished goods	1,687	1,562
Inventories	$2,718	$2,453

Prepaid Expenses and Other Current Assets

as of December 31 (in millions)	2022	2021
Prepaid value added taxes	$189	$199
Prepaid income taxes	185	166
Contract assets	93	84
Assets held for sale	50	—
Other	399	390
Prepaid expenses and other current assets	$916	$839
In September 2022, we signed a purchase agreement with a buyer to sell our corporate headquarters in Deerfield, Illinois for $52 million. The related assets are classified as held for sale and are presented within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2022. While the closing remains subject to the satisfaction of various closing conditions (including satisfactory completion of municipal diligence by the buyer), we expect the transaction to close in 2023. The net book value of the assets approximates the transaction price net of estimated selling costs.
Property, Plant and Equipment, Net

as of December 31 (in millions)	2022	2021
Land and land improvements	$149	$172
Buildings and leasehold improvements	1,808	1,915
Machinery and equipment	6,854	7,097
Equipment on lease with customers	1,610	1,684
Construction in progress	1,000	860
Total property, plant and equipment, at cost	11,421	11,728
Accumulated depreciation	(6,442)	(6,550)
Property, plant and equipment, net	$4,979	$5,178
Depreciation expense was $650 million in 2022, $592 million in 2021 and $601 million in 2020.
Other Non-Current Assets

as of December 31 (in millions)	2022	2021
Deferred tax assets	$280	$376
Non-current receivables, net	89	113
Contract assets	122	111
Capitalized implementation costs in hosting arrangements	119	99
Pension and other postretirement benefits	123	228
Investments	247	195
Other	131	91
Other non-current assets	$1,111	$1,213

Accrued Expenses and Other Current Liabilities

as of December 31 (in millions)	2022	2021
Common stock dividends payable	$146	$140
Employee compensation and withholdings	418	608
Property, payroll and certain other taxes	163	174
Contract liabilities	164	162
Restructuring liabilities	100	97
Accrued rebates	257	312
Operating lease liabilities	121	128
Income taxes payable	91	90
Pension and other postretirement benefits	49	46
Contingent payments related to acquisitions	34	21
Other	659	701
Accrued expenses and other current liabilities	$2,202	$2,479
Other Non-Current Liabilities

as of December 31 (in millions)	2022	2021
Pension and other postretirement benefits	$879	$1,052
Deferred tax liabilities	698	962
Long-term tax liabilities	64	80
Contingent payments related to acquisitions	50	122
Contract liabilities	80	84
Litigation and environmental reserves	20	28
Restructuring liabilities	7	12
Other	161	153
Other non-current liabilities	$1,959	$2,493
Interest Expense, net

years ended December 31 (in millions)	2022	2021	2020
Interest costs	$426	$217	$162
Interest costs capitalized	(11)	(11)	(9)
Interest expense	415	206	153
Interest income	(20)	(14)	(19)
Interest expense, net	$395	$192	$134
Other (Income) Expense, net

years ended December 31 (in millions)	2022	2021	2020
Foreign exchange (gains) losses, net	$(3)	$19	$49
Change in fair value of marketable equity securities	(8)	7	(13)
Loss on debt extinguishment	—	5	110
Pension settlement and curtailment (gains) losses	(12)	2	46
Pension and other postretirement benefit (gains) losses	(25)	11	(3)
Reclassification of cumulative translation loss to earnings	65	—	—
Other, net	(2)	(3)	1
Other (income) expense, net	$15	$41	$190

We have been winding down our operations in Argentina since early 2021 and we determined that the net assets of the related entities were substantially liquidated during the third quarter of 2022. As a result of that determination, we reclassified their $65 million cumulative translation loss from accumulated other comprehensive income (loss) to other (income) expense, net.
Supplemental Cash Flow Information
Non-Cash Investing Activities
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of December 31, 2022, 2021 and 2020 was $91 million, $79 million and $102 million, respectively.
Other Supplemental Information

year ended December 31 (in millions)	2022	2021	2020
Interest paid, net of portion capitalized	$355	$145	$137
Income taxes paid	$330	$282	$249
NOTE 4

GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Hillrom	Total
December 31, 2020	$2,574	$406	$237	$—	$3,217
Reallocation of Goodwill	81	(81)	—	—	—
Additions	4	1	—	6,785	6,790
Currency translation	(142)	(17)	(13)	1	(171)
December 31, 2021	$2,517	$309	$224	$6,786	$9,836
Impairments	—	—	—	(2,812)	(2,812)
Measurement period adjustments	—	—	—	49	49
Currency translation	(161)	(20)	(14)	(35)	(230)
December 31, 2022	$2,356	$289	$210	$3,988	$6,843
Goodwill Impairments
As described in Note 2, we acquired Hillrom on December 13, 2021 and recognized $6.8 billion of goodwill and $6.0 billion of other intangible assets, including $1.9 billion of indefinite-lived intangible assets, in connection with that acquisition. Our Hillrom segment includes the following three reporting units: Patient Support Systems, Front Line Care and Surgical Solutions. During the third quarter of 2022, we performed trigger-based impairment tests of the goodwill of each of those three reporting units, as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our three Hillrom reporting units, driven primarily by current shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Those impairment tests resulted in total pre-tax goodwill impairment charges of $2.8 billion in the third quarter of 2022 relating to our Patient Support Systems, Front Line Care and Surgical Solutions reporting units. In connection with our annual goodwill impairment assessment in the fourth quarter of 2022, we performed quantitative impairment tests for all of our reporting units and recorded an additional $27 million goodwill impairment related to our Surgical Solutions reporting unit. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their carrying amounts. See further discussion below for information regarding intangible asset impairment charges recognized during the third and fourth quarters of 2022.

The fair values of the reporting units tested for impairment during 2022 were determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of fair value of our reporting units generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. The discounted cash flow models used to determine the fair values of our reporting units during 2022 reflected our most recent cash flow projections, discount rates ranging from 9% to 10% and terminal growth rates ranging from 2% to 3%. Our reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Other Intangible Assets, Net
The following is a summary of our other intangible assets.

				Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Other amortized intangible assets	Trade Names	In process Research and Development	Total
December 31, 2022
Gross other intangible assets	$3,452	$3,836	$325	$1,571	$202	$9,386
Accumulated amortization	(470)	(1,888)	(235)	—	—	$(2,593)
Other intangible assets, net	$2,982	$1,948	$90	$1,571	$202	$6,793
December 31, 2021
Gross other intangible assets	$3,437	$3,801	$344	$1,910	$230	$9,722
Accumulated amortization	(162)	(1,556)	(212)	—	—	$(1,930)
Other intangible assets, net	$3,275	$2,245	$132	$1,910	$230	$7,792
Intangible asset amortization expense was $753 million in 2022, $298 million in 2021 and $222 million in 2020. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2022 is $635 million in 2023, $615 million in 2024, $583 million in 2025, $553 million in 2026 and $385 million in 2027.
Intangible Asset Impairments

In addition to the goodwill impairments discussed above, we recognized pre-tax impairment charges of $332 million in the third quarter of 2022 to reduce the carrying amounts of certain indefinite-lived intangible assets, which primarily related to the Hillrom and Welch Allyn trade names acquired in the Hillrom acquisition, to their estimated fair values. Those intangible asset impairment charges are classified within cost of sales in the accompanying consolidated statements of income (loss) for the year ended December 31, 2022.

The fair values of the trade name intangible assets were determined using the relief from royalty method. Significant assumptions used in the determination of the fair value of the trade name intangible assets included revenue growth rates, terminal growth rates, discount rates and royalty rates. The relief from royalty models used in the determination of the fair values of our trade name intangible assets during 2022 reflected our most recent revenue projections, a discount rate of 9.5%, royalty rates ranging from 3% to 5% and terminal growth rates ranging from 2% to 3%. Our trade name intangible asset fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
In the fourth quarter of 2022 and second quarter of 2020, we recognized impairment charges of $12 million and $17 million, respectively, related to developed-technology intangible assets due to declines in market expectations for the related products. The fair values of the intangible assets were measured using a discounted cash flow approach and the charges are classified within cost of sales in the accompanying consolidated statements of income (loss) for the years ended December 31, 2022 and 2020. We consider the fair values of the assets to be Level 3 measurements due to the significant estimates and assumptions, including forecasted future cash flows, that we used in establishing the estimated fair values.

NOTE 5

DEBT AND CREDIT FACILITIES
Debt Outstanding
At December 31, 2022 and 2021, we had the following debt outstanding:

as of December 31 (in millions)	Effective interest rate in 2022¹	2022[1]	2021[1]
Commercial paper	4.8%	$299	$300
2.4% notes due 2022	2.5%	—	203
0.868% notes due 2023	1.1%	799	797
Floating-rate notes due 2023	2.3%	299	298
0.4% notes due 2024	0.9%	799	846
1.322% notes due 2024	1.5%	1,395	1,393
7.0% notes due 2024	7.0%	13	13
Floating-rate notes due 2024	2.3%	299	298
Term loan due 2024	3.0%	1,664	1,998
1.3% notes due 2025	1.5%	640	678
2.6% notes due 2026	2.7%	748	747
Term loan due 2026	3.1%	1,643	1,998
7.65% debentures due 2027	7.7%	5	5
1.915% notes due 2027	2.1%	1,443	1,441
6.625% debentures due 2028	5.7%	96	96
2.272% notes due 2028	2.4%	1,242	1,241
1.3% notes due 2029	1.5%	792	841
3.95% notes due 2030	4.1%	496	495
1.73% notes due 2031	2.7%	645	644
2.539% notes due 2032	2.6%	1,538	1,537
6.25% notes due 2037	6.3%	265	265
3.65% notes due 2042	3.6%	7	6
4.5% notes due 2043	4.6%	256	256
3.5% notes due 2046	3.7%	441	441
3.132% notes due 2051	3.2%	742	742
Finance leases and other	9.4%	70	81
Total debt		16,636	17,660
Short-term debt		(299)	(301)
Current maturities of long-term debt and finance lease obligations		(1,105)	(210)
Long-term debt and finance lease obligations		$15,232	$17,149
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
We used the proceeds from the November 2020 senior notes, along with cash on hand, to redeem the $750 million of 3.75% senior notes due in October 2025 that were issued in March 2020. In connection with the redemption of the $750 million of 3.75% senior notes due in October 2025, including the payment of a $104 million make-whole premium to the debt holders, we recognized a pre-tax loss of $110 million from the early extinguishment of debt, which is included in other (income) expense, net in 2020.
In July 2021, we redeemed $400 million in 1.7% senior notes due August 2021, which was partially funded by the issuance of commercial paper.
On September 30, 2021, we entered into a term loan credit agreement (the Term Loan Credit Agreement), pursuant to which a syndicate of financial institutions committed to provide us with a senior unsecured term loan facility in an aggregate principal amount of $4.0 billion (the Term Loan Facility), consisting of a $2.0 billion three-year term loan facility and a $2.0 billion five-year term loan facility. Loans under the Term Loan Facility were funded on the closing date of the Hillrom acquisition to fund a portion of the consideration for the Hillrom acquisition, repay certain indebtedness of Hillrom, and pay fees and expenses related to the foregoing. Loans under the Term Loan Facility bear interest at variable rates, are subject to amortization at a quarterly rate of 0.625% for the first four quarters following the anniversary of our initial borrowing date and 1.25% thereafter (with loans outstanding under the five-year tranche subject to amortization at a quarterly rate of 1.875% after the second anniversary of the commencement of amortization and 2.500% after the third anniversary of the commencement of amortization). The Term Loan Credit Agreement contains various covenants, including a maximum net leverage ratio.
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
In the first half of 2022, we repaid $335 million of our $2.0 billion three-year term loan facility and $355 million of our $2.0 billion five-year term loan facility. The loss from the early extinguishment of this debt was not significant. In the third quarter of 2022, we amended the credit agreements governing our term loan facility and our U.S. dollar-

denominated revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to delay the commencement of our net leverage ratio covenant step-down schedule until June 30, 2024. We also amended the credit agreements governing our term loan facility and our U.S. dollar denominated revolving credit facility to transition the benchmark rate from LIBOR to the Secured Overnight Financing Rate (SOFR).

In the third quarter of 2022, we repaid $203 million of our 2.4% senior notes due in 2022.
Credit Facilities
On September 30, 2021, we entered into a new U.S. dollar-denominated revolving credit facility (the USD Revolver), and on October 1, 2021, we amended our existing Euro-denominated revolving credit facility (as amended, the Euro Revolver). Our USD Revolver has a capacity of $2.5 billion and our Euro Revolver has a capacity of €200 million. Each of the facilities matures in 2026. The facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Fees under the credit facilities are 0.125% and 0.09% annually as of December 31, 2022 and 2021, respectively, and are based on our credit ratings and the total capacity of the facility. There were no borrowings outstanding under these credit facilities as of December 31, 2022 and 2021. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of December 31, 2022 we have capacity to draw approximately $2.1 billion under our credit facilities, less commercial paper borrowings which were $299 million at year-end.
We also maintain other credit arrangements, which totaled approximately $230 million and $225 million as of December 31, 2022 and 2021, respectively. There were no amounts outstanding under these arrangements as of December 31, 2022 and 2021.
As of December 31, 2022, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Commercial Paper
As of December 31, 2022, we had $299 million of commercial paper outstanding with a weighted-average interest rate of 4.75% and an original weighted-average term of 32 days. As of December 31, 2021, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 0.27% and an original weighted-average term of 88 days.

Future Debt Maturities

as of and for the years ended December 31 (in millions)	Debt maturities
2023	$1,404
2024	4,182
2025	643
2026	2,399
2027	1,459
Thereafter	6,615
Total obligations and commitments	16,702
Discounts, premiums, and adjustments relating to hedging instruments	(66)
Total debt	$16,636

NOTE 6

LEASES
Lessee Activity
We have entered into operating and finance leases primarily for office, manufacturing, warehouse and R&D facilities, vehicles and equipment. Our leases have remaining terms from 1 to 40 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from 1 to 16 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.
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
The components of lease cost for the years ended December 31, 2022, 2021 and 2020 were:

(in millions)	2022	2021	2020
Operating lease cost	$124	$114	$115
Finance lease cost
Amortization of right-of-use assets	6	7	5
Interest on lease liabilities	5	5	5
Variable lease cost	62	52	54
Lease cost	$197	$178	$179
The following table contains supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$124	$127
Operating cash flows from finance leases	5	5	4
Financing cash flows from finance leases	4	4	4

Right-of-use operating lease assets obtained in exchange for lease obligations	74	71	67
Right-of-use finance lease assets obtained in exchange for lease obligations	3	4	8
We have entered into lease agreements with aggregate future payments of $13 million for leases that have not yet commenced as of December 31, 2022. Supplemental balance sheet information related to leases as of

December 31, 2022 and 2021 include:

(in millions)	2022	2021
Operating leases
Operating lease right-of-use assets	$550	$630

Accrued expenses and other current liabilities	$121	$128
Operating lease liabilities	456	522
Total operating lease liabilities	$577	$650

Finance leases
Property, plant and equipment, at cost	$84	$86
Accumulated depreciation	(35)	(31)
Property, plant and equipment, net	$49	$55

Current maturities of long-term debt and finance lease obligations	$2	$2
Long-term debt and finance lease obligations	62	68
Total finance lease liabilities	$64	$70
Lease term and discount rates as of December 31, 2022 and 2021 were:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	7	8
Finance leases	11	12
Weighted-average discount rate
Operating leases	2.7%	1.8%
Finance leases	9.4%	9.3%
Maturities of operating and finance lease liabilities as of December 31, 2022 were:

(in millions)	Finance Leases	Operating Leases
2023	$9	$127
2024	9	110
2025	9	88
2026	9	70
2027	8	60
Thereafter	61	174
Total minimum lease payments	105	629
Less: imputed interest	(41)	(52)
Present value of lease liabilities	$64	$577
Lessor Activity
We lease medical equipment, such as smart beds, renal dialysis equipment and infusion pumps, to customers, often in conjunction with arrangements to provide consumable medical products such as dialysis therapies, intravenous (IV) fluids and inhaled anesthetics. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term, vary by customer. We allocate revenue between equipment leases and medical products based on their standalone selling prices.

The components of lease revenue for the years ended December 31, 2022, 2021 and 2020 were:

(in millions)	2022	2021	2020
Sales-type lease revenue	$15	$27	$38
Operating lease revenue	514	136	84
Variable lease revenue	54	79	80
Total lease revenue	$583	$242	$202
The components of our net investment in sales-type leases as of December 31, 2022 and 2021 were:

(in millions)	2022	2021
Minimum lease payments	$87	$111
Unguaranteed residual values	1	4
Net investment in leases	$88	$115
Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets:

(in millions)	December 31, 2022	December 31, 2021
Accounts receivable, net	$35	$40
Other non-current assets	53	75
Total	$88	$115
Our net investment in sales-type leases was $88 million as of December 31, 2022, of which $12 million originated in 2018 and prior, $17 million in 2019, $25 million in 2020, $23 million in 2021 and $11 million in 2022.
Maturities of sales-type and operating leases as of December 31, 2022 were:

(in millions)	Sales-type Leases	Operating Leases
2023	$39	$80
2024	27	72
2025	17	71
2026	4	54
2027	1	3
Thereafter	—	—
Total minimum lease payments	88	$280
Less: imputed interest	(1)
Present value of minimum lease payments	$87
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
Legal Contingencies
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2022 and 2021, our total recorded reserves with respect to legal and environmental matters were $28 million and $72 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from the Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of December 31, 2022 and 2021, our environmental reserves, which are measured on an undiscounted basis, were $19 million and $18 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
As initially disclosed in our Form 8-K on October 24, 2019, we voluntarily advised the staff of the SEC of an internal investigation into certain intra-company transactions that impacted our previously reported non-operating foreign exchange gains and losses. We also received a stockholder request for inspection of our books and records in connection with the October 24, 2019 announcement. The Company cooperated with the staff of the SEC in its investigation into related matters, and on February 18, 2022, we reached a settlement with the SEC. Without admitting or denying the findings in the administrative order issued by the SEC, we agreed to pay a civil penalty of $18 million and to cease and desist from violations of specified provisions of the federal securities laws and related rules. In the order, the SEC acknowledged the Company’s cooperation. We paid the penalty in the first quarter of 2022.
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached agreement to settle these lawsuits in the third quarter of 2021 for amounts that are not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. On December 16, 2022, we filed a motion to dismiss and for a more definite statement. In response, Plaintiffs filed a First Amended Complaint on January 6, 2023. We answered the First Amended Complaint on January 27, 2023.
In July 2021, Hill-Rom, Inc. received a subpoena (from the United States Office of Inspector General for the Department of Health and Human Services (the DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Hillrom has been working with the DHHS and the Department of Justice (DOJ) to provide information responsive to the subpoena. Hillrom also voluntarily began a related internal review and Hillrom and now Baxter have been cooperating fully with the DHHS and the DOJ with respect to these matters. In October 2022, the DOJ issued a separate Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Baxter intends to cooperate with the DOJ in responding to the CID. The DHHS and DOJ often issue these types of requests when investigating alleged violations of the False Claims Act.
On December 28, 2021, Linet Americas, Inc. (Linet) filed a complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Northern District of Illinois, captioned Linet Americas, Inc. v. Hill-Rom Holdings, Inc.; Hill-Rom Company, Inc.; Hill-Rom Services, Inc. Linet alleges that Hillrom violated Sections 1, 2 and 3 of The Sherman Antitrust Act of 1890 and the Illinois Antitrust Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. Hillrom filed an answer to the complaint on January 28, 2022 and filed a motion challenging certain aspects of plaintiff's case on May 27, 2022.
NOTE 8

STOCKHOLDERS’ EQUITY
Stock-Based Compensation
Our stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under our employee stock purchase plan. Shares issued relating to our stock-based plans are generally issued out of treasury stock.

As of December 31, 2022, approximately 44 million authorized shares are available for future awards under our stock-based compensation plans.
Stock Compensation Expense
Stock compensation expense was $154 million, $146 million and $130 million in 2022, 2021 and 2020, respectively. The related tax benefit recognized was $34 million in 2022, $36 million in 2021 and $53 million in 2020. Included in the benefit in 2022, 2021 and 2020 were realized excess tax benefits for stock-based compensation of $5 million, $13 million and $27 million, respectively.
Stock compensation expense is recorded at the corporate level and is not allocated to the segments. Approximately 75% of stock compensation expense is classified in SG&A expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2022 and 2021 were not material.
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
The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2022	2021	2020
Expected volatility	24%	24%	26%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	1.8%	0.8%	0.6%
Dividend yield	1.3%	1.3%	1.2%
Fair value per stock option	$18	$16	$16
The following table summarizes stock option activity for the year ended December 31, 2022 and the outstanding stock options as of December 31, 2022.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	20,696	$61.14
Granted	1,936	$84.19
Exercised	(1,645)	$48.16
Forfeited	(728)	$79.37
Expired	(618)	$71.64
Outstanding as of December 31, 2022	19,641	$63.51	5.3	$63,843
Vested or expected to vest as of December 31, 2022	19,445	$63.34	5.3	$63,843
Exercisable as of December 31, 2022	14,776	$58.25	4.4	$63,843

The aggregate intrinsic value in the table above represents the difference between the exercise price and our closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2022, 2021 and 2020 was $38 million, $78 million and $131 million, respectively.
As of December 31, 2022, $41 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.
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
The following table summarizes nonvested RSU activity for the year ended December 31, 2022.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2022	1,798	$78.01
Granted	1,433	$81.53
Vested	(971)	$76.09
Forfeited	(348)	$81.11
Nonvested RSUs as of December 31, 2022	1,912	$79.51
As of December 31, 2022, $97 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.9 years. The weighted-average grant-date fair value of RSUs granted in 2022, 2021 and 2020 was $81.53, $79.30 and $77.51, respectively. The fair value of RSUs vested in 2022, 2021 and 2020 was $76 million, $47 million and $52 million, respectively.
PSUs
Our annual equity awards stock compensation program for senior management includes the issuance of PSUs. The PSUs awarded were based on our compound annual sales growth rate (CAGR) performance, our adjusted return on invested capital (ROIC) performance and on our stock performance relative to our peer group. PSUs awarded between 2018 and 2019 were based on adjusted operating margin as well as stock performance relative to our peer group. The vesting condition for CAGR and ROIC PSUs is set at the beginning of the 3-year service period while the vesting condition for adjusted operating margin is set at the beginning of each year for each tranche of the award during the 3-year service period. Compensation cost for the CAGR, adjusted ROIC and adjusted operating margin PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each award are established and the fair value of the awards is determined based on the quoted price of our stock on the grant date of the award. The compensation cost for CAGR, adjusted ROIC and adjusted operating margin PSUs is adjusted at each reporting date to reflect the estimated vesting outcome.
The fair value for PSUs based on our stock performance relative to our peer group is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2022	2021	2020
Baxter volatility	27%	28%	26%
Peer group volatility	24%-54%	26%-81%	23%-95%
Correlation of returns	0.21-0.61	0.05-0.65	0.19-0.70
Risk-free interest rate	1.6%	0.3%	0.4%
Fair value per PSU	$102	$86	$108

The following table summarizes nonvested PSU activity for the year ended December 31, 2022.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2022	732	$85.87
Granted	239	$87.55
Vested	(179)	$91.12
Forfeited	(94)	$85.89
Nonvested PSUs as of December 31, 2022	698	$85.00
Unrecognized compensation cost related to all unvested PSUs of $24 million at December 31, 2022 is expected to be recognized as expense over a weighted-average period of 2.8 years.
Employee Stock Purchase Plan
Nearly all employees are eligible to participate in our employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.
The Baxter International Inc. Employee Stock Purchase Plan provides for 20 million shares of common stock available for issuance to eligible participants, of which approximately 10 million shares were available for future purchases as of December 31, 2022.
During 2022, 2021, and 2020, we issued approximately 0.9 million, 0.7 million and 0.7 million shares, respectively, under the employee stock purchase plan.
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
Cash Dividends
Total cash dividends declared per share for 2022, 2021, and 2020 were $1.15, $1.085 and $0.955, respectively.
A quarterly dividend of $0.28 per share ($1.12 on an annualized basis) was declared in February 2022 and was paid in April 2022. A quarterly dividend of $0.29 per share ($1.16 on an annualized basis) was declared in May and July of 2022 and were paid in July and October of 2022, respectively. Our Board of Directors declared a quarterly dividend of $0.29 per share in November of 2022, which was paid in January of 2023.
Stock Repurchase Programs
As authorized by the Board of Directors, we repurchase our stock depending on our cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We repurchased 0.5 million shares under this authority pursuant to a Rule 10b5-1 plan for $32 million in cash in 2022, 7.3 million shares under this authority pursuant to Rule 10b5-1 plans for $600 million in cash in 2021 and 6.3 million shares under this authority pursuant to a Rule 10b5-1 plan for $500 million in cash in 2020. We had $1.3 billion of purchase authority available as of December 31, 2022.
Other
In addition to common stock, our authorized capital structure includes 100 million shares of preferred stock, no par value. As of December 31, 2022 and 2021, no shares of preferred stock were outstanding.

NOTE 9

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income (loss), CTA, certain gains and losses from pension and other postretirement employee benefit (OPEB) plans, gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale debt securities.
The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2022 and 2021.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(544)	(9)	22	3	(528)
Amounts reclassified from AOCI (a)	65	25	(15)	—	75
Net other comprehensive income (loss)	(479)	16	7	3	(453)
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Total
Gains (losses)
Balance as of December 31, 2020	$(2,587)	$(574)	$(153)	$(3,314)
Other comprehensive income (loss) before reclassifications	(320)	160	4	(156)
Amounts reclassified from AOCI (a)	—	67	23	90
Net other comprehensive income (loss)	(320)	227	27	(66)
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$(3,380)
(a)    See table below for details about these reclassifications.

The following table is a summary of the amounts reclassified from AOCI to net income (loss) during the years ended December 31, 2022 and 2021.

	Amounts reclassified from AOCI (a)
(in millions)	2022	2021	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings	$(65)	$—	Other (income) expense, net
	(65)	—
Less: Tax effect	—	—	Income tax expense (benefit)
	$(65)	$—
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(30)	$(82)	Other (income) expense, net
Settlement charges	(1)	(2)	Other (income) expense, net
	(31)	(84)	Total before tax
Less: Tax effect	6	17	Income tax expense (benefit)
	$(25)	$(67)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$26	$(23)	Cost of sales
Interest rate contracts	(6)	(6)	Interest expense, net
	20	(29)	Total before tax
Less: Tax effect	(5)	6	Income tax expense (benefit)
	$15	$(23)	Net of tax
Total reclassifications for the period	$(75)	$(90)	Total net of tax
(a)Amounts in parentheses indicate reductions to net income.
Refer to Note 3 for additional information regarding the reclassification of a cumulative translation loss to earnings, Note 12 for additional information regarding the amortization of pension and OPEB items and Note 15 for additional information regarding hedging activity.
NOTE 10

NET SALES
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Net trade accounts receivable was $2.4 billion as of December 31, 2022 and 2021.
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

The following table summarizes our contract assets:

as of December 31 (in millions)	2022	2021
Contract manufacturing services	$51	$50
Software sales	43	45
Bundled equipment and consumable medical products contracts	121	100
Contract assets	$215	$195
The following table summarizes the classification of contract assets and contract liabilities as reported in the consolidated balance sheet:

as of December 31 (in millions)	2022	2021
Prepaid expenses and other current assets	$93	$84
Other non-current assets	122	111
Contract assets	$215	$195

Accrued expenses and other current liabilities	$164	$162
Other non-current liabilities	80	84
Contract liabilities	$244	$246
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
The following table summarizes contract liability activity for the year ended December 31, 2022. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

year ended December 31 (in millions)	2022
Balance at beginning of period	$246
New revenue deferrals	666
Revenue recognized upon satisfaction of performance obligations	(662)
Currency translation	(6)
Balance at end of period	$244
In 2022 and 2021, $121 million and $20 million of revenue was recognized that was included in contract liabilities as of December 31, 2021 and 2020, respectively. In 2020, the amount of revenue recognized that was included in contract liabilities as of December 31, 2019 was not significant.
Disaggregation of Net Sales
In connection with our acquisition of Hillrom in December 2021, we have added three new product categories: Patient Support Systems, Front Line Care and Surgical Solutions.
The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	2022			2021			2020
years ended December 31 (in millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Renal Care[1]	$945	$2,803	$3,748	$890	$3,010	$3,900	$848	$2,909	$3,757
Medication Delivery[2]	1,889	997	2,886	1,859	1,021	2,880	1,738	953	2,691
Pharmaceuticals[3]	682	1,444	2,126	753	1,538	2,291	849	1,249	2,098
Clinical Nutrition[4]	352	579	931	343	621	964	330	580	910
Advanced Surgery[5]	574	424	998	545	432	977	516	370	886
Acute Therapies[6]	241	460	701	287	495	782	286	454	740
BioPharma Solutions[7]	305	339	644	273	396	669	234	252	486
Patient Support Systems[8]	1,150	337	1,487	86	29	115	—	—	—
Front Line Care[9]	840	308	1,148	51	19	70	—	—	—
Surgical Solutions[10]	145	159	304	12	15	27	—	—	—
Other[11]	100	40	140	81	28	109	77	28	105
Total Baxter	$7,223	$7,890	$15,113	$5,180	$7,604	$12,784	$4,878	$6,795	$11,673
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
NOTE 11

BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through December 31, 2022, we have incurred cumulative pre-tax costs of approximately $1.4 billion related to these actions. These costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax cash costs of approximately $46 million through the completion of the initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our integration of Hillrom, and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.
We recorded the following charges related to business optimization programs in 2022, 2021, and 2020:

years ended December 31 (in millions)	2022	2021	2020
Restructuring charges	$163	$91	$111
Costs to implement business optimization programs	62	23	23
Total business optimization charges	$225	$114	$134
For segment reporting, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the years ended December 31, 2022, 2021 and 2020, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were primarily included within cost of sales, SG&A expense and R&D expense.

During the years ended December 31, 2022, 2021 and 2020, we recorded the following restructuring charges:

	2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$24	$102	$3	$129
Contract termination and other costs	—	22	—	22
Asset impairments	2	10	—	12
Total restructuring charges	$26	$134	$3	$163
	2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$37	$35	$1	$73
Contract termination and other costs	—	2	—	2
Asset impairments	16	—	—	16
Total restructuring charges	$53	$37	$1	$91
	2020
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$36	$54	$2	$92
Contract termination and other costs	4	4	—	8
Asset impairments	8	3	—	11
Total restructuring charges	$48	$61	$2	$111
For the year ended December 31, 2022, $85 million of the restructuring charges reflected in the table above were related to integration activities for the Hillrom acquisition, consisting of $55 million of employee termination costs, $22 million of contract terminations and other costs and $8 million of asset impairments.
In conjunction with our business optimization initiatives, we sold property that resulted in a gain of $17 million in 2020. This benefit is reflected within other operating expense (income), net in our consolidated statement of income (loss) for the year ended December 31, 2020.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2019	$92
Charges	116
Payments	(86)
Reserve adjustments	(16)
Currency translation	7
Liability balance as of December 31, 2020	113
Assumed in acquisition	6
Charges	94
Payments	(78)
Reserve adjustments	(19)
Currency translation	(7)
Liability balance as of December 31, 2021	109
Charges	172
Payments	(145)
Reserve adjustments	(21)
Currency translation	(8)
Liability balance as of December 31, 2022	$107
Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.

Substantially all of our restructuring liabilities as of December 31, 2022 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2023.
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

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2022	2021	2022	2021
Benefit obligations
Beginning of period	$4,443	$4,313	$211	$228
Service cost	75	87	1	1
Interest cost	97	72	4	4
Participant contributions	4	4	—	—
Actuarial (gain) loss	(1,213)	(186)	(37)	(14)
Benefit payments	(124)	(103)	(19)	(19)
Settlements	(17)	(13)	—	—
Curtailment	(13)	(5)	—	—
Acquisitions	—	364	—	11
Plan Amendments	1	15	—	—
Foreign exchange and other	(107)	(105)	—	—
End of period	3,146	4,443	160	211
Fair value of plan assets
Beginning of period	3,784	3,434	—	—
Actual return on plan assets	(1,118)	141	—	—
Employer contributions	48	73	19	19
Participant contributions	4	4	—	—
Benefit payments	(124)	(103)	(19)	(19)
Settlements	(17)	(13)	—	—
Acquisitions	—	305	—	—
Foreign exchange and other	(76)	(57)	—	—
End of period	2,501	3,784	—	—
Funded status at December 31	$(645)	$(659)	$(160)	$(211)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$123	$228	$—	$—
Current liability	(31)	(29)	(18)	(17)
Noncurrent liability	(737)	(858)	(142)	(194)
Net liability recognized at December 31	$(645)	$(659)	$(160)	$(211)
Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial gains in 2022 and losses in 2021 related to plan benefit obligations were primarily the result of changes in discount rates.
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of our pension plans was $3.0 billion and $4.3 billion at the 2022 and 2021 measurement dates, respectively.

The information in the funded status table above represents the totals for all of our pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2022	2021
ABO	$2,594	$2,991
Fair value of plan assets	$1,865	$2,209
The following table presents information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets and are therefore also included in the table directly above).

as of December 31 (in millions)	2022	2021
PBO	$2,774	$3,254
Fair value of plan assets	$2,006	$2,366
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2023	$138	$18
2024	155	17
2025	167	16
2026	177	15
2027	192	14
2028 through 2032	1,059	62
Total expected net benefit payments for next 10 years	$1,888	$142
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
The following table is a summary of the pre-tax losses included in AOCI at December 31, 2022 and December 31, 2021.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$509	$(69)
Prior service credit and transition obligation	8	(27)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2022	$517	$(96)
Actuarial loss (gain)	$509	$(37)
Prior service credit and transition obligation	8	(36)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2021	$517	$(73)

Refer to Note 9 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

Year ended December 31 (in millions)	2022	2021	2020
Gain (loss) arising during the year, net of tax of $6 in 2022, $43 in 2021 and $17 in 2020	$(9)	$160	$59
Amortization of loss to earnings, net of tax of $6 in 2022, $17 in 2021 and $12 in 2020	24	65	47
Settlement charges, net of tax of zero in 2022, zero in 2021 and $11 in 2020	1	2	35
Pension and other employee benefits	$16	$227	$141
In 2022, 2021 and 2020, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses.
Net Periodic Benefit Cost

Year ended December 31 (in millions)	2022	2021	2020
Pension benefits
Service cost	$75	$87	$83
Interest cost	97	72	95
Expected return on plan assets	(157)	(143)	(163)
Amortization of net losses and other deferred amounts	44	91	77
Curtailment gain	(13)	—	—
Settlement charges	1	2	46
Other	1	(4)	—
Net periodic pension benefit cost	$48	$105	$138
OPEB
Service cost	$1	$1	$1
Interest cost	4	4	6
Amortization of net losses and prior service credit	(14)	(9)	(18)
Net periodic OPEB cost	$(9)	$(4)	$(11)
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2022	2021	2022	2021
Discount rate
U.S. and Puerto Rico plans	5.55%	3.01%	5.46%	2.76%
International plans	4.01%	1.47%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	2.93%	3.68%	n/a	n/a
International plans	3.34%	3.11%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.50%	6.25%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2029	2027
The assumptions above, which were used in calculating the December 31, 2022 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2023.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2022	2021	2020	2022	2021	2020
Discount rate
U.S. and Puerto Rico plans	3.01%	2.73%	3.44%	2.76%	2.33%	3.16%
International plans	1.47%	1.00%	1.34%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	5.00%	5.50%	6.50%	n/a	n/a	n/a
International plans	3.82%	3.58%	4.23%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.68%	3.68%	3.68%	n/a	n/a	n/a
International plans	3.11%	3.03%	3.03%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.50%	6.25%	6.50%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2029	2027	2027
We established the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on our asset allocation), as well as an analysis of current market and economic information and future expectations. We plan to use a 6.43% assumption for our U.S. and Puerto Rico plans for 2023.
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
The following tables summarize our pension plan financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Fixed income securities
Cash and cash equivalents	$371	$74	$297	$—	$—
U.S. government and government agency issues	46	—	46	—	—
Corporate bonds	310	—	310	—	—
Equity securities
Common stock	296	296	—	—	—
Mutual funds	340	184	156	—	—
Common/collective trust funds	790	—	251	—	539
Partnership investments	263	—	—	—	263
Other holdings	85	21	56	8	—
Fair value of pension plan assets	$2,501	$575	$1,116	$8	$802
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
The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Other holdings
Balance at December 31, 2020	$11
Sales	(2)
Balance at December 31, 2021	9
Transfers out	(1)
Balance at December 31, 2022	$8

The assets and liabilities of our pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value.

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges.

Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager.

Common/collective trust funds	Values are based on the net asset value of the units held at year end.

Partnership investments	Values are based on the net asset value of the participation by us in the investment as determined by the general partner or investment manager of the respective partnership.

Other holdings	The value of these assets vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs.

Collateral held on loaned securities	Values are based on the net asset value per unit of the fund in which the collateral is invested.

Collateral to be paid on loaned securities	Values are based on the fair value of the underlying securities loaned on the valuation date.
Expected Pension and OPEB Plan Funding
Our funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by us, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. We have no obligation to fund our principal plans in the United States and Puerto Rico in 2023. We continually reassess the amount and timing of any discretionary contributions. In 2023, we expect to make contributions of at least $43 million to our foreign pension plans. We expect to have net cash outflows relating to our OPEB plans of approximately $18 million in 2023.
The following table details the funded status percentage of our pension plans as of December 31, 2022, including certain plans that are unfunded in accordance with the guidelines of our funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2022 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$1,745	n/a	$756	n/a	$2,501
PBO	1,969	$194	676	$307	3,146
Funded status percentage	89%	n/a	112%	n/a	79%
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
Pension Plan Amendments
In May 2022, we announced that the pay and service amounts used to calculate pension benefits for active non-bargaining participants in our U.S. Hillrom pension plan will freeze as of December 31, 2022. Years of additional service earned and eligible compensation received after December 31, 2022 will not be included in the determination of the benefits payable to those participants. This change resulted in an $11 million decline in the projected benefit obligation (PBO) with an offsetting curtailment gain included within other (income) expense, net on the consolidated statements of income (loss) for the year ended December 31, 2022.
As of December 31, 2022, we transferred the assets and liabilities of the Baxter International Inc. and Subsidiaries Pension Plan II to the Baxter International Inc. and Subsidiaries Pension Plan, resulting in one qualified U.S. defined benefit plan.
U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. We recognized expense of $96 million in 2022, $59 million in 2021 and $61 million in 2020 related to contributions to this plan.
NOTE 13

INCOME TAXES
Income (Loss) Before Income Tax Expense (Benefit) by Category

years ended December 31 (in millions)	2022	2021	2020
United States	$(3,759)	$(424)	$(329)
International	1,406	1,901	1,621
Income (loss) before income taxes	$(2,353)	$1,477	$1,292
Income Tax Expense (Benefit)

years ended December 31 (in millions)	2022	2021	2020
Current
United States
Federal	$3	$(11)	$7
State and local	4	10	(7)
International	286	329	270
Current income tax expense (benefit)	293	328	270
Deferred
United States
Federal	(253)	(103)	(99)
State and local	(52)	(8)	5
International	80	(35)	6
Deferred income tax expense (benefit)	(225)	(146)	(88)
Income tax expense (benefit)	$68	$182	$182

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2022	2021
Deferred tax assets
Accrued liabilities and other	$399	$434
Pension and other postretirement benefits	147	174
Tax credit and net operating loss carryforwards	1,143	939
Swiss tax reform net asset basis step-up	151	161
Operating lease liabilities	144	155
Valuation allowances	(704)	(401)
Total deferred tax assets	1,280	1,462
Deferred tax liabilities
Subsidiaries’ unremitted earnings	55	66
Long-lived assets and other	1,506	1,831
Operating lease right-of-use assets	137	151
Total deferred tax liabilities	1,698	2,048
Net deferred tax asset (liability)	$(418)	$(586)
At December 31, 2022, we had U.S. state operating loss carryforwards totaling $744 million, U.S. federal operating loss carryforwards totaling $285 million and tax credit carryforwards totaling $410 million, which includes a U.S. foreign tax credit carryforward of $320 million. The U.S. federal and state operating loss and tax credit carryforwards expire between 2023 and 2042, with $286 million of the operating loss carryforwards having no expiration date.
At December 31, 2022, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $1.2 billion and foreign tax credit carryforwards totaling $15 million. The foreign operating loss carryforwards expire between 2023 and 2039 with $648 million having no expiration date. All of the foreign tax credit carryforwards have no expiration date.
Realization of the U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $704 million and $401 million was recognized as of December 31, 2022 and 2021, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration. After evaluating relevant U.S. tax laws, any elections or other opportunities that may be available and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its overall domestic loss (ODL) balance plus other recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $119 million and $98 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2022 and 2021, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
As a result of Swiss tax reform legislation enacted during 2019, we recognized an $863 million net asset tax basis step-up that is amortizable as a tax deduction ratably over tax years 2025 through 2029. A deferred tax asset of $151 million and $161 million for the tax basis step-up was recognized as of December 31, 2022 and 2021, respectively. We expect to realize some, but not all, of the Swiss deferred tax assets for that tax basis step-up based on expected future earnings generated by our Swiss subsidiary during the period in which the tax basis will be amortized. Therefore, a valuation allowance of $84 million and $59 million was recognized on the Swiss deferred tax assets for the tax basis step-up as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, we recognized $25 million of deferred tax expense to increase our valuation allowance to reflect our current estimate of its recoverability.
As part of the acquisition of Hillrom in 2021, we recorded deferred tax liabilities of $1.3 billion related to the step-up in our U.S. GAAP basis of tangible and intangible assets and liabilities to fair market value which is in excess of the assets’ historical tax bases.

Income Tax Expense (Benefit) Reconciliation

years ended December 31 (in millions)	2022	2021	2020
Income tax expense (benefit) at U.S. statutory rate	$(494)	$310	$271
Tax incentives	(157)	(193)	(169)
State and local taxes, net of federal benefit	(23)	10	(2)
Impact of foreign taxes	107	200	142
Tax-deductible foreign statutory loss on an investment in a foreign subsidiary	—	(58)	—
Unfavorable court decision in a foreign jurisdiction related to an uncertain tax position	—	22	—
Non-deductible goodwill impairments	591	—	—
Notional interest deduction benefit	(306)	(97)	(54)
Valuation allowances	314	(61)	8
Stock compensation windfall tax benefits	(5)	(13)	(27)
Research and development tax credits	(11)	(5)	(7)
Unutilized foreign tax credits	23	14	15
Other, net	29	53	5
Income tax expense (benefit)	$68	$182	$182
Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances and liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
In 2022, our effective rate was adversely impacted by non-deductible impairments of goodwill acquired in the Hillrom acquisition and valuation allowance increases, including the increase described above related to deferred tax assets from a tax basis step-up that arose from Swiss tax reform legislation in 2019. Those items were partially offset by a $47 million net tax benefit, after related valuation allowances, from notional interest deductions that are received by certain wholly-owned foreign subsidiaries that have financed their operations with equity capital.
In 2021, our effective rate was impacted favorably by geographic earnings mix, including a $50 million net tax benefit, after related valuation allowances from notional interest deductions, a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, a tax benefit related to a change in U.S. foreign tax credit regulations, which is reflected in the valuation allowances item in the table above, and excess tax benefits on stock compensation awards, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
In 2020, our effective tax rate was impacted favorably by geographic earnings mix, including a $49 million net tax benefit, after related valuation allowances, from notional interest deductions, and excess tax benefits on stock compensation awards.
We plan to repatriate our foreign earnings with the exception of approximately $423 million of accumulated earnings that are indefinitely reinvested as of December 31, 2022 related to two of our foreign operations. Additional withholding and capital gain taxes of $50 million would be incurred if such earnings were remitted currently.
Our tax provisions for 2022, 2021 and 2020 do not include any significant tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
Unrecognized Tax Benefits
We classify interest and penalties associated with income taxes in income tax expense (benefit) within the consolidated statements of income (loss). Net interest and penalties recognized were not significant during 2022, 2021 and 2020. The liability recognized related to interest and penalties was $16 million and $19 million as of

December 31, 2022 and 2021, respectively. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate are $33 million, $39 million and $48 million as of December 31, 2022, 2021 and 2020, respectively. We believe that it is reasonably possible that our gross unrecognized tax benefits will be reduced within the next 12 months by $8 million.
The following table is a reconciliation of our unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020.

as of and for the years ended (in millions)	2022	2021	2020
Balance at beginning of the year	$111	$90	$111
Increase due to acquisition	—	11	—
Increase associated with tax positions taken during the current year	11	31	8
Increase (decrease) associated with tax positions taken during a prior year	11	(3)	(1)
Settlements	(7)	(2)	(18)
Decrease associated with lapses in statutes of limitations	(37)	(16)	(10)
Balance at end of the year	$89	$111	$90
Of the gross unrecognized tax benefits, $35 million and $39 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Tax Incentives
We have received tax incentives in Puerto Rico, Switzerland, Dominican Republic, Costa Rica and Thailand. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense (benefit) reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings (loss) per diluted share by $0.31 in 2022, $0.38 in 2021 and $0.33 in 2020. The above grants provide that our manufacturing operations are and will be partially exempt from local taxes with varying expirations from 2024 to 2034.
Examinations of Tax Returns
As of December 31, 2022, we had ongoing audits in the United States, Germany, Belgium and other jurisdictions. During 2022, we closed U.S. tax years 2017-2018 with the IRS with no material adjustments to our financial statements. Tax years 2019 and 2020 remain under examination by the IRS and tax years 2012 and forward remain under examination by various foreign taxing authorities. While the final outcome of these matters is inherently uncertain, we believe we have made adequate tax provisions for all years subject to examination.
NOTE 14

EARNINGS (LOSS) PER SHARE
The numerator for both basic and diluted earnings (loss) per share (EPS) is net income (loss) attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.
The following table is a reconciliation of basic shares to diluted shares.

years ended December 31(in millions)	2022	2021	2020
Basic shares	504	502	509
Effect of dilutive securities	—	6	8
Diluted shares	504	508	517
Basic and diluted shares are the same for the year ended December 31, 2022 due to our net loss for the period. The effect of dilutive securities for the years ended December 31, 2021 and 2020, included unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 22 million, 7 million, and 4 million equity awards in 2022, 2021, and 2020, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 for additional information regarding items impacting basic shares.
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

The following is a summary of the activity relating to the arrangement.

as of and for the years ended December 31 (in millions)	2022	2021	2020
Sold receivables at beginning of year	$81	$96	$79
Proceeds from sales of receivables	291	339	348
Cash collections (remitted to the owners of the receivables)	(293)	(346)	(335)
Effect of foreign exchange rate changes	(8)	(8)	4
Sold receivables at end of year	$71	$81	$96

The net gains or losses relating to the sales of accounts receivable were immaterial for each year.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $398 million and $377 million as of December 31, 2022 and 2021, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at December 31, 2022 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of December 31, 2022 and 2021.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of December 31, 2022 and 2021.
Net Investment Hedges
In May 2017, we issued €600 million of 1.3% senior notes due May 2025. In May 2019, we issued €750 million of 0.40% senior notes due May 2024 and €750 million of 1.3% senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances are recorded as a component of AOCI. As of December 31, 2022, we had an accumulated pre-tax unrealized translation gain in AOCI of $95 million related to the Euro-denominated senior notes.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. There were no cash flow hedge dedesignations in 2022, 2021 or 2020 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur. In 2020, we terminated interest rate contracts with a notional amount of $550 million for $173 million in cash payments. The losses relating to these terminations continue to be deferred and are being recognized consistent with the underlying hedged item, interest expense on the issuance of debt.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated in 2022, 2021 or 2020.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated in 2022, 2021 or 2020.

Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $753 million and $851 million as of December 31, 2022 and 2021, respectively.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.

(in millions)	Gain (loss) recognized in OCI			Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
	2022	2021	2020		2022	2021	2020
Cash flow hedges
Interest rate contracts	$—	$—	$(131)	Interest expense, net	$(6)	$(6)	$(1)
Foreign exchange contracts	28	5	(21)	Cost of sales	26	(23)	(5)
Net investment hedges	141	200	(224)	Other (income) expense, net	—	—	—
Total	$169	$205	$(376)		$20	$(29)	$(6)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2022	2021	2020
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(30)	$(36)	$49
The following table summarizes net-of-tax activity in AOCI, a component of stockholders’ equity, related to our cash flow hedges.

as of and for the year ended December 31 (in millions)	2022	2021	2020
Accumulated other comprehensive income (loss) balance at beginning of year	$(126)	$(153)	$(41)
(Loss) gain in fair value of derivatives during the year	22	4	(117)
Amount reclassified to earnings during the year	(15)	23	5
Accumulated other comprehensive income (loss) balance at end of year	$(119)	$(126)	$(153)
As of December 31, 2022, less than $1 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheet as of December 31, 2022.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$8	Accrued expenses and other current liabilities	$5
Total derivative instruments designated as hedges		8		5
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	6	Accrued expenses and other current liabilities	7
Total derivative instruments		$14		$12
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

	December 31, 2022		December 31, 2021
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheets	$14	$12	$8	$5
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheets	(4)	(4)	(2)	(2)
Total	$10	$8	$6	$3

The following table presents the amounts recorded on the consolidated balance sheets related to fair value hedges:

	Carrying amount of hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items (a)
(in millions)	Balance as of December 31, 2022	Balance as of December 31, 2021	Balance as of December 31, 2022	Balance as of December 31, 2021
Long-term debt	$101	$101	$4	$4
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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$14	$—	$14	$—
Available-for-sale debt securities	47	—	—	47
Marketable equity securities	32	32	—	—
Total	$93	$32	$14	$47
Liabilities
Foreign exchange contracts	$12	$—	$12	$—
Contingent payments related to acquisitions	84	—	—	84
Total	$96	$—	$12	$84

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$8	$—	$8	$—
Available-for-sale debt securities	30	—	—	30
Marketable equity securities	10	10	—	—
Total	$48	$10	$8	$30
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	143	—	—	143
Total	$148	$—	$5	$143
As of December 31, 2022 and 2021, cash and cash equivalents of $1.7 billion and $3.0 billion, respectively, included money market and other short-term funds of approximately $341 million and $816 million, respectively, which are considered Level 2 in the fair value hierarchy.
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

	2022		2021
as of and for the years ended December 31 (in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions
Fair value at beginning of period	$143	$30	$30
Additions	—	23	135
Change in fair value recognized in earnings	(39)	—	(6)
Change in fair value recognized in AOCI	—	4	—
Payments	(20)	—	(16)
Transfers out of Level 3	—	(10)	—
Fair value at end of period	$84	$47	$143
During the year ended December 31, 2022, $10 million of available-for-sale debt securities were reclassified from Level 3, including $8 million that converted to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon the initial public offering of the investee.
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

	Book values		Fair values(a)
as of December 31 (in millions)	2022	2021	2022	2021
Liabilities
Short-term debt	$299	$301	$299	$301
Current maturities of long-term debt and finance lease obligations	1,105	210	1,079	212
Long-term debt and finance lease obligations	15,232	17,149	13,657	17,568
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
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $104 million and $114 million at December 31, 2022 and 2021, respectively. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our consolidated balance sheets.
NOTE 17

SEGMENT INFORMATION
We manage our global operations based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific), and a global segment for our recently acquired Hillrom business. The Americas, EMEA and

APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. The Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space.
We use operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our business segments. Intersegment sales are eliminated in consolidation.
Certain items are maintained at Corporate and are not allocated to a segment. They primarily include corporate headquarters costs, certain R&D costs, manufacturing variances and centrally managed supply chain costs, product category support costs, stock compensation expense, certain employee benefit plan costs and certain gains, losses, and other charges (such as business optimization, acquisition and integration costs, intangible asset amortization and asset impairments).  For the period from our acquisition of Hillrom on December 13, 2021 through December 31, 2021, we previously included all costs incurred by the Hillrom business within that segment, including $127 million related to the types of costs described in the preceding sentence that are maintained at Corporate for our legacy Baxter segments. In connection with our ongoing integration activities, beginning in the first quarter of 2022, we updated the measure of profitability for our Hillrom segment by excluding such unallocated costs, consistent with our legacy Baxter segments.
Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
Financial information for our segments is as follows:

for the years ended December 31 (in millions)	2022	2021	2020
Net sales:
Americas	$6,710	$6,666	$6,321
EMEA	2,879	3,115	2,877
APAC	2,585	2,791	2,475
Hillrom	2,939	212	—
Total net sales	$15,113	$12,784	$11,673
Operating income (loss):
Americas	$2,384	$2,612	$2,389
EMEA	607	632	523
APAC	623	623	591
Hillrom	730	(80)	—
Total segment operating income	$4,344	$3,787	$3,503
Depreciation Expense:
Americas	$236	$257	$249
EMEA	134	147	150
APAC	103	98	94
Hillrom	95	4	—
Corporate and other	82	86	108
Total depreciation expense	$650	$592	$601
Capital expenditures:
Americas	$339	$394	$380
EMEA	125	156	157
APAC	81	82	103
Hillrom	65	5	—
Corporate and other	78	72	84
Total capital expenditures	$688	$709	$724

The following table is a reconciliation of segment operating income to income (loss) before income taxes per the consolidated statements of income (loss).

for the years ended December 31 (in millions)	2022	2021	2020
Total segment operating income	$4,344	$3,787	$3,503
Corporate and other	(6,287)	(2,077)	(1,887)
Total operating income (loss)	(1,943)	1,710	1,616
Net interest expense	395	192	134
Other (income) expense, net	15	41	190
Income (loss) before income taxes	$(2,353)	$1,477	$1,292
We are designing a new operating model intended to simplify and streamline our operations and we expect that our reportable segments will be changed to align with that new operating model when it is fully implemented.
Geographic information

for the years ended December 31 (in millions)	2022	2021	2020
Net sales:
United States	$7,223	$5,180	$4,878
Latin America and Canada	1,429	1,249	1,191
EMEA	3,709	3,552	3,129
APAC	2,752	2,803	2,475
Total net sales	$15,113	$12,784	$11,673

as of December 31 (in millions)	2022	2021
Property, plant and equipment and operating lease right-of-use assets, net:
United States	$2,254	$2,337
EMEA	1,452	1,576
APAC	894	978
Latin America and Canada	929	917
Total property, plant and equipment and operating lease right-of-use assets, net	$5,529	$5,808

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Baxter International Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15 (2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Trigger-Based Goodwill Impairment Assessments - Patient Support Systems, Front Line Care, and Surgical Solutions Reporting Units
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2022 was $6.8 billion. The goodwill associated with the Hillrom segment as of December 31, 2022 was $4.0 billion. The Hillrom segment includes the following three reporting units: Patient Support Systems, Front Line Care, and Surgical Solutions. Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. During the third quarter of 2022, management performed trigger-based impairment tests of the goodwill of each of those three reporting units. The impairment tests resulted in total pre-tax goodwill impairment charges of $2.8 billion to the Company's Patient Support Systems, Front Line Care and Surgical Solutions reporting units. The fair values of the reporting units tested for impairment during the third quarter of 2022 were determined by management based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used by management in the determination of fair value of these reporting units include forecasted cash flows, discount rates, terminal growth rates, and earnings multiples.
The principal considerations for our determination that performing procedures relating to the trigger-based goodwill impairment assessments of the Patient Support Systems, Front Line Care, and Surgical Solutions reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of these reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted cash flows, discount rates, terminal growth rates, and earnings multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Patient Support Systems, Front Line Care, and Surgical Solutions reporting units; (ii) evaluating the appropriateness of the discounted cash flow model and market-based approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model and market-based approach; (iv) and evaluating the reasonableness of the significant assumptions used by management related to the forecasted cash flows, discount rates, terminal growth rates, and earnings multiples. Evaluating management’s significant assumptions related to the forecasted cash flows, discount rates, terminal growth rates, and earnings multiples involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Patient Support Systems, Front Line Care, and Surgical Solutions reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and market-based approach and the reasonableness of the discount rates, terminal growth rates and earnings multiples assumptions.
Trigger-Based Indefinite-Lived Intangible Asset Impairment Assessments - Hillrom and Welch Allyn Trade Names
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated trade names indefinite-lived intangible asset balance as of December 31, 2022 was $1,571 million. Indefinite-lived intangible assets are subject to an impairment review annually and whenever indicators of impairment exist. During the third quarter of 2022, management performed trigger-based impairment tests of the trade names acquired in connection with the Hillrom acquisition. The Company recognized pre-tax impairment charges of $332 million to reduce the carrying amounts of certain indefinite-lived intangible assets, which primarily related to the Hillrom and Welch Allyn trade names, to their estimated fair values. Fair values of the trade names intangible assets were determined by management using a relief from royalty method. Significant assumptions used by management in the determination of fair value of the trade names include revenue growth rates, terminal growth rates, discount rates, and royalty rates.
The principal considerations for our determination that performing procedures relating to the Hillrom and Welch Allyn trade names trigger-based impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Hillrom and Welch Allyn trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, terminal growth rates, discount rates, and royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Company’s trade names. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Hillrom and Welch Allyn trade names; (ii) evaluating the appropriateness of the relief from royalty valuation models; (iii) testing the completeness and accuracy of underlying data used in the models; (iv) and evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, terminal growth rates, discount rates, and royalty rates. Evaluating management’s significant assumptions related to the revenue growth rates, terminal growth rates, discount rates, and royalty rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the products supported by the trade names, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the relief from royalty models and the reasonableness of the discount rates, terminal growth rates and royalty rates assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 9, 2023
We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.

None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” and “Ownership of Baxter Stock — Delinquent Section 16(a) Reports” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 2, 2023 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
Refer to information under the captions entitled “Executive Compensation,” and “Corporate Governance at Baxter International Inc.—Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information relating to shares of common stock that may be issued under our existing equity compensation plans as of December 31, 2022.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)(b))
Equity Compensation Plans Approved by Stockholders	22,119,806	(1)	$63.51	(2)	44,003,587	(3)
Equity Compensation Plans Not Approved by Stockholders	146,798	(4)	$—		—
Total	22,266,604	(5)	$63.51	(2)	44,003,587
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
(3)Includes (i) 10,409,827 shares of common stock available for purchase under the Employee Stock Purchase Plan and (ii) 33,593,760 shares of common stock available under the 2021 Incentive Plan.
(4)Includes 146,798 of outstanding replacement RSUs granted to holders of Hillrom equity awards at closing of the Hillrom acquisition. These replacement RSUs were approved by our Board of Directors, not our stockholders.
(5)Includes outstanding awards of 19,641,273 stock options, which have a weighted-average exercise price of $63.51 and a weighted-average remaining term of 5.3 years, 1,912,082 shares of common stock issuable upon vesting of restricted stock units, and 697,865 shares of common stock reserved for issuance in connection with performance share unit grants.
Refer to information under the captions entitled “Ownership of Baxter Stock — Security Ownership by Directors and Executive Officers” and “— Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Refer to the information under the first paragraph of the caption entitled “Corporate Governance—at Baxter International Inc.—Board of Directors” and the captions entitled “Corporate Governance at Baxter International Inc.—Board Responsibilities—Director Independence” and “Corporate Governance at Baxter International Inc.—Other Corporate Governance Information—Certain Relationships and Related Person Transactions” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Refer to the information under the caption entitled “Audit Matters — Audit and Non-Audit Fees” and “—Pre-Approval of Audit and Permissible Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

		Page Number
(1)	Financial Statements:

	Consolidated Balance Sheets	48

	Consolidated Statements of Income (Loss)	49

	Consolidated Statements of Comprehensive Income (Loss)	50

	Consolidated Statements of Changes in Equity	51

	Consolidated Statements of Cash Flows	52

	Notes to Consolidated Financial Statements	54

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	105

(2)	Schedules required by Article 12 of Regulation S-X:

	Schedule II — Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2022	117

	All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

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

Number and Description of Exhibit
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

4.17
Indenture, dated July 29, 2021, between Baxter International Inc. and U.S. Bank Trust Company, National Association, as successor in interest of U.S. Bank National Association, as trustee for the debt securities (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form S-3ASR, filed on April 28, 2022).

4.18
First Amendment, dated as of September 28, 2022, to the Credit Agreement, dated as of September 30, 2021, among Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 30, 2022).

4.19
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

4.20
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

4.21
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

4.22
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

Number and Description of Exhibit
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

C 10.7	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed on February 21, 2019).

C 10.8	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.9	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.10	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.11	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.12
Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.13	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2017).

C 10.14	Baxter International Inc. 2020 Equity Plan, effective as of March 16, 2020 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.15	Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 22, 2021).

C 10.16
Form of Performance Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.17
Form of Restricted Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.18
Form of Stock Option Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.19	Baxter International Inc. Directors’ Deferred Compensation Plan (amended and restated effective November 11, 2021) (as amended and restated effective November 11, 2021)

C 10.20
Offer Letter between Baxter International Inc. and José E. Almeida, dated as of October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.21	Offer Letter between the Company and José E. Almeida, dated as of March 12, 2020 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

Number and Description of Exhibit

C 10.22	Offer letter between Baxter Healthcare SA and Cristiano Franzi, dated June 8, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.23
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

C 10.26
First Amendment to Baxter International Inc. Employee Stock Purchase Plan (dated as of July 15, 2016) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on February 23, 2017).

C 10.27*	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2023.

C 10.28	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 14, 2017).

C 10.29R
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

C 10.31	First Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.32	Second Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.33
Baxter International Inc. and Subsidiaries Pension Plan II (Amended and Restated effective January 1, 2019) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.34
Baxter International Inc. and Subsidiaries Supplemental Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.35
Baxter International Inc. and Subsidiaries Deferred Compensation Plan (As Amended and Restated effective January 1, 2021) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed on February 11, 2021).

C 10.36
Baxter International Inc. Management Incentive Compensation Program – 2020 Program Document (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 30, 2020).

C 10.37
New Change-in-Control Agreement, dated as of September 24, 2020, between the Company and José E. Almeida (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.38	Form of Amended Grandfathered Change-in-Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.39
Amended OUS Change-in-Control Agreement, dated as of September 25, 2020, between Baxter Healthcare SA and Cristiano Franzi (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 25, 2020).

Number and Description of Exhibit
C 10.40	Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on October 29, 2020).

C 10.41	Baxter International Inc. Executive Severance Plan, effective November 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2020).

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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
José E. Almeida
Chairman and Chief Executive Officer
DATE: February 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2023.

Signature	Title

/s/ José E. Almeida	Chairman and Chief Executive Officer
José E. Almeida	(principal executive officer)

/s/ James K. Saccaro	Executive Vice President and Chief Financial Officer
James K. Saccaro	(principal financial officer)

/s/ Brian C. Stevens	Senior Vice President, Chief Accounting Officer and Controller
Brian C. Stevens	(principal accounting officer)

/s/ Thomas F. Chen	Director
Thomas F. Chen

/s/ Michael F. Mahoney	Director
Michael F. Mahoney

/s/ Patricia B. Morrison	Director
Patricia B. Morrison

/s/ Stephen N. Oesterle, M.D.	Director
Stephen N. Oesterle, M.D.

/s/ Nancy Schlichting	Director
Nancy M. Schlichting

/s/ Brent Shafer	Director
Brent Shafer

/s/ Cathy R. Smith	Director
Cathy R. Smith

/s/ Albert P. L. Stroucken	Director
Albert P. L. Stroucken

/s/ Amy A. Wendell	Director
Amy A. Wendell

/s/ David S. Wilkes, M.D.	Director
David S. Wilkes, M.D.

/s/ Peter M. Wilver	Director
Peter M. Wilver

SCHEDULE II – Qualifying and Valuation accounts for each of the three years in the period ended December 31, 2022

		Additions
Valuation and Qualifying Accounts (in millions)	Balance at beginning of period	Acquisition	Charged to costs and expenses	(Credited) charged to other accounts (1)	Deductions	Balance at end of period
Year ended December 31, 2022:
Allowance for doubtful accounts	$122	—	7	(8)	(7)	$114
Deferred tax asset valuation allowance	$401	—	315	(11)	(1)	$704
Year ended December 31, 2021:
Allowance for doubtful accounts	$125	13	(2)	(9)	(5)	$122
Deferred tax asset valuation allowance	$454	38	37	(30)	(98)	$401
Year ended December 31, 2020:
Allowance for doubtful accounts	$112	—	11	6	(4)	$125
Deferred tax asset valuation allowance	$420	—	77	26	(69)	$454
______________________________________
(1)Includes the adoption of a new accounting pronouncement as of January 1, 2020 and foreign currency translation adjustments.
Reserves are deducted from assets to which they apply.