Form 10-Q
period 2023-03-31
BAXTER INTERNATIONAL INC
filed 2023-04-27
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 20, 2023 was 505,850,082 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$1,673	$1,718
Accounts receivable, net of allowances of $122 in 2023 and $114 in 2022	2,547	2,659
Inventories	2,922	2,718
Prepaid expenses and other current assets	957	916
Total current assets	8,099	8,011
Property, plant and equipment, net	5,000	4,979
Goodwill	6,868	6,843
Other intangible assets, net	6,640	6,793
Operating lease right-of-use assets	554	550
Other non-current assets	1,130	1,111
Total assets	$28,291	$28,287
Current liabilities:
Short-term debt	$50	$299
Current maturities of long-term debt and finance lease obligations	1,103	1,105
Accounts payable	1,290	1,139
Accrued expenses and other current liabilities	2,317	2,202
Total current liabilities	4,760	4,745
Long-term debt and finance lease obligations, less current portion	15,278	15,232
Operating lease liabilities	458	456
Other non-current liabilities	1,854	1,959
Total liabilities	22,350	22,392
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2023 and 2022	683	683
Common stock in treasury, at cost,177,658,649 shares in 2023 and 179,062,594 shares in 2022	(11,324)	(11,389)
Additional contributed capital	6,312	6,322
Retained earnings	13,947	14,050
Accumulated other comprehensive income (loss)	(3,739)	(3,833)
Total Baxter stockholders’ equity	5,879	5,833
Noncontrolling interests	62	62
Total equity	5,941	5,895
Total liabilities and equity	$28,291	$28,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2023	2022
Net sales	$3,649	$3,707
Cost of sales	2,302	2,359
Gross margin	1,347	1,348
Selling, general and administrative expenses	1,010	1,052
Research and development expenses	164	150
Other operating income, net	(13)	(17)
Operating income	186	163
Interest expense, net	117	85
Other income, net	(1)	(16)
Income before income taxes	70	94
Income tax expense	25	21
Net income	45	73
Net income attributable to noncontrolling interests	1	2
Net income attributable to Baxter stockholders	$44	$71
Earnings per share
Basic	$0.09	$0.14
Diluted	$0.09	$0.14
Weighted-average number of shares outstanding
Basic	505	503
Diluted	507	509
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in millions)

	Three months ended March 31,
	2023	2022
Net income	$45	$73
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($13) and $(11) for the three months ended March 31, 2023 and 2022, respectively.	102	(15)
Pension and other postretirement benefits, net of tax expense (benefit) of ($1) and $3 for the three months ended March 31, 2023 and 2022, respectively.	(6)	9
Hedging activities, net of tax expense (benefit) of ($1) for the three months ended March 31, 2023 and 2022.	(2)	(2)
Available-for-sale debt securities, net of tax expense of zero and $1 for the three months ended March 31, 2023 and 2022, respectively.	—	1
Total other comprehensive income (loss), net of tax	94	(7)
Comprehensive income	139	66
Less: Comprehensive income attributable to noncontrolling interests	1	2
Comprehensive income attributable to Baxter stockholders	$138	$64
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended March 31, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2023	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net income	—	—	—	—	—	44	—	44	1	45
Other comprehensive income	—	—	—	—	—	—	94	94	—	94
Stock issued under employee benefit plans and other	—	—	(1)	65	(10)	—	—	55	—	55
Dividends declared on common stock	—	—	—	—	—	(147)	—	(147)	—	(147)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2023	683	$683	178	$(11,324)	$6,312	$13,947	$(3,739)	$5,879	$62	$5,941

	For the three months ended March 31, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net income	—	—	—	—	—	71	—	71	2	73
Other comprehensive income	—	—	—	—	—	—	(7)	(7)	—	(7)
Stock issued under employee benefit plans and other	—	—	(2)	66	10	—	—	76	—	76
Dividends declared on common stock	—	—	—	—	—	(142)	—	(142)	—	(142)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2022	683	$683	180	$(11,422)	$6,207	$16,994	$(3,387)	$9,075	$44	$9,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2023	2022
Cash flows from operations
Net income	$45	$73
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	319	380
Deferred income taxes	(50)	(55)
Stock compensation	25	32
Net periodic pension and other postretirement costs	(4)	14
Other	14	(12)
Changes in balance sheet items:
Accounts receivable, net	136	153
Inventories	(181)	(105)
Prepaid expenses and other current assets	(39)	(13)
Accounts payable	157	5
Accrued expenses and other current liabilities	93	(221)
Other	(36)	(43)
Cash flows from operations	479	208
Cash flows from investing activities
Capital expenditures	(172)	(140)
Acquisitions, net of cash acquired, and investments	(3)	(174)
Other investing activities, net	5	10
Cash flows from investing activities	(170)	(304)
Cash flows from financing activities
Repayments of debt	(3)	(404)
Net decreases in debt with original maturities of three months or less	(249)	(45)
Cash dividends on common stock	(146)	(140)
Proceeds from stock issued under employee benefit plans	36	66
Other financing activities, net	(10)	(25)
Cash flows from financing activities	(372)	(548)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	18	(13)
Decrease in cash, cash equivalents and restricted cash	(45)	(657)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,722	2,956
Cash, cash equivalents and restricted cash at end of period (1)	$1,677	$2,299
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of March 31, 2023, December 31, 2022, and March 31, 2022 (in millions):

	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents	$1,673	$1,718	$2,294
Restricted cash included in prepaid expenses and other current assets	4	4	5
Cash, cash equivalents and restricted cash	$1,677	$1,722	$2,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we, our or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).
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
In January 2023, we announced our intention to separate our Renal Care and Acute Therapies product categories into a new, publicly traded company. While the completion of the proposed spinoff is subject to satisfaction of customary conditions, we are targeting completion of the planned separation by July 2024 or earlier. Additionally, we announced that we are pursuing strategic alternatives (including a potential sale) for our BioPharma Solutions product category.
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
We expect that the challenges caused by global economic conditions, among other factors, may continue to have an adverse effect on our business.
2. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$114	$122
Charged to costs and expenses	7	6
Write-offs	(1)	(1)
Currency translation adjustments	2	2
Balance at end of period	$122	$129

Inventories

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$812	$738
Work in process	316	293
Finished goods	1,794	1,687
Inventories	$2,922	$2,718
Property, Plant and Equipment, Net

(in millions)	March 31, 2023	December 31, 2022
Property, plant and equipment, at cost	$11,622	$11,421
Accumulated depreciation	(6,622)	(6,442)
Property, plant and equipment, net	$5,000	$4,979
Interest Expense, Net

	Three months ended March 31,
(in millions)	2023	2022
Interest expense, net of capitalized interest	$127	$88
Interest income	(10)	(3)
Interest expense, net	$117	$85
Other Income, Net

	Three months ended March 31,
(in millions)	2023	2022
Foreign exchange (gains) losses, net	$14	$(11)
Pension and other postretirement benefit plans	(10)	(5)
Change in fair value of marketable equity securities	(5)	1
Other, net	—	(1)
Other income, net	$(1)	$(16)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the three months ended March 31, 2023 and 2022 were $26 million and $14 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of March 31, 2023 and 2022 were $70 million and $53 million, respectively.
3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Hillrom	Total
Balance as of December 31, 2022	$2,356	$289	$210	$3,988	$6,843
Currency translation	18	2	2	3	25
Balance as of March 31, 2023	$2,374	$291	$212	$3,991	$6,868
For the periods ended March 31, 2023 and 2022, there were no reductions in goodwill relating to impairment losses.

Other intangible assets, net
The following is a summary of our other intangible assets.

				Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Other amortized intangible assets	Trade names	In process Research and Development	Total
March 31, 2023
Gross other intangible assets	$3,454	$3,862	$326	$1,571	$202	$9,415
Accumulated amortization	(529)	(2,000)	(246)	—	—	(2,775)
Other intangible assets, net	$2,925	$1,862	$80	$1,571	$202	$6,640
December 31, 2022
Gross other intangible assets	$3,452	$3,836	$325	$1,571	$202	$9,386
Accumulated amortization	(470)	(1,888)	(235)	—	—	(2,593)
Other intangible assets, net	$2,982	$1,948	$90	$1,571	$202	$6,793
Intangible asset amortization expense was $162 million and $217 million for the three months ended March 31, 2023 and 2022, respectively.
4. FINANCING ARRANGEMENTS
Credit Facilities
In the first quarter of 2023, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the four fiscal quarters ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023.
Our U.S. dollar-denominated revolving credit facility has a capacity of $2.5 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of March 31, 2023 or December 31, 2022. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of March 31, 2023 we have capacity to draw approximately $2.2 billion under our credit facilities, less commercial paper borrowings which were $50 million as of March 31, 2023.
Commercial Paper
As of March 31, 2023, we had $50 million of commercial paper outstanding with a weighted-average interest rate of 5.42% and an original weighted-average term of 28 days. As of December 31, 2022, we had $299 million of commercial paper outstanding with a weighted-average interest rate of 4.75% and an original weighted-average term of 32 days.
5. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2023 and December 31, 2022, our total recorded reserves with respect to legal and environmental matters were $29 million and $28 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in an ongoing environmental remediations associated with historic operations at certain of our facilities. As of March 31, 2023 and December 31, 2022, our environmental reserves, which are measured on an undiscounted basis, were $17 million and $19 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
We acquired Hill-Rom Holdings, Inc. (Hillrom) on December 13, 2021. In July 2021, Hill-Rom, Inc., a wholly-owned subsidiary of Hillrom, received a subpoena from the United States Office of Inspector General for the Department of Health and Human Services (the DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Hillrom has been working with the DHHS and the Department of Justice (DOJ) to provide information responsive to the subpoena. Hillrom also voluntarily began a related internal review and Hillrom and now Baxter have been cooperating fully with the DHHS and the DOJ with respect to these matters. In October 2022, the DOJ issued a separate Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Baxter is cooperating fully with the DOJ in responding to the CID. The DHHS and DOJ often issue these types of requests when investigating alleged violations of the False Claims Act.

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
6. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended March 31, 2023 and 2022 were $0.29 and $0.28, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. Our Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first quarter of 2023 and 2022, we did not repurchase any shares under this authority. We had $1.3 billion remaining available under the authorization as of March 31, 2023.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income, cumulative translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans, gains and losses on cash flow hedges and unrealized gains and losses on available-for-sale debt securities.
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2023 and 2022.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	102	(3)	—	—	99
Amounts reclassified from AOCI (a)	—	(3)	(2)	—	(5)
Net other comprehensive income (loss)	102	(6)	(2)	—	94
Balance as of March 31, 2023	$(3,284)	$(337)	$(121)	$3	$(3,739)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(15)	2	(1)	1	(13)
Amounts reclassified from AOCI (a)	—	7	(1)	—	6
Net other comprehensive income (loss)	(15)	9	(2)	1	(7)
Balance as of March 31, 2022	$(2,922)	$(338)	$(128)	$1	$(3,387)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2023 and 2022.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2023	Three months ended March 31, 2022	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$5	$(9)	Other income, net
Less: Tax effect	(2)	2	Income tax expense
	$3	$(7)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$4	$2	Cost of sales
Interest rate contracts	(1)	(1)	Interest expense, net
	3	1	Total before tax
Less: Tax effect	(1)	—	Income tax expense
	$2	$1	Net of tax
Total reclassifications for the period	$5	$(6)	Total net of tax
(a)    Amounts in parentheses indicate reductions to net income

Refer to Note 10 for additional information regarding the amortization of pension and OPEB items and Note 13 for additional information regarding hedging activity.
8. REVENUES
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
As of March 31, 2023, we had $9.9 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 25% of this amount as revenue over the remainder of 2023, 35% in 2024, 20% in 2025, 10% in 2026 and 10% thereafter.

Significant Judgments
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three months ended March 31, 2023 and 2022 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $2.3 billion and $2.4 billion as of March 31, 2023 and December 31, 2022, respectively.
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
The following table summarizes our contract assets:

(in millions)	March 31, 2023	December 31, 2022
Contract manufacturing services	$49	$51
Software sales	42	43
Bundled equipment and consumable medical products contracts	120	121
Contract assets	$211	$215
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

The following table summarizes contract liability activity for the three months ended March 31, 2023 and 2022. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Three Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$244	$246
New revenue deferrals	113	116
Revenue recognized upon satisfaction of performance obligations	(121)	(122)
Currency translation	1	—
Balance at end of period	$237	$240
For the three months ended March 31, 2023 and 2022, $68 million and $50 million of revenue was recognized that was included in contract liabilities as of December 31, 2022 and 2021, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	March 31, 2023	December 31, 2022
Prepaid expenses and other current assets	$92	$93
Other non-current assets	119	122
Contract assets	$211	$215

Accrued expenses and other current liabilities	$160	$164
Other non-current liabilities	77	80
Contract liabilities	$237	$244
Disaggregation of Net Sales
The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	Three Months Ended March 31,
	2023			2022
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$232	$660	$892	$225	$669	$894
Medication Delivery [2]	436	251	687	472	234	706
Pharmaceuticals [3]	173	350	523	157	364	521
Clinical Nutrition [4]	78	146	224	84	143	227
Advanced Surgery [5]	144	102	246	136	92	228
Acute Therapies [6]	61	119	180	68	120	188
BioPharma Solutions [7]	69	70	139	52	104	156
Patient Support Systems [8]	260	88	348	295	88	383
Front Line Care [9]	221	81	302	207	87	294
Global Surgical Solutions [10]	38	43	81	37	41	78
Other [11]	22	5	27	24	8	32
Total Baxter	$1,734	$1,915	$3,649	$1,757	$1,950	$3,707

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

4Clinical Nutrition includes sales of our parenteral nutrition therapies and related products.
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
10Global Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
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
The components of lease revenue for the three months ended March 31, 2023 and 2022 were:

(in millions)	Three months ended March 31, 2023	Three months ended March 31, 2022
Sales-type lease revenue	$4	$3
Operating lease revenue	124	122
Variable lease revenue	15	20
Total lease revenue	$143	$145

Our net investment in sales-type leases was $82 million as of March 31, 2023, of which $24 million originated in 2019 and prior, $21 million in 2020, $20 million in 2021, $14 million in 2022, and $3 million in 2023.
9. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through March 31, 2023, we have incurred cumulative pre-tax costs of $1.6 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs, primarily related to implementation of business optimization programs, of approximately $24 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related the ongoing implementation of our previously announced new operating model intended to simplify and streamline our operations, and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three months ended March 31, 2023 and 2022, we recorded the following charges related to business optimization programs.

	Three Months Ended March 31,
(in millions)	2023	2022
Restructuring charges	$110	$67
Costs to implement business optimization programs	24	14
Total business optimization charges	$134	$81
For segment reporting purposes, business optimization charges are unallocated expenses.

Costs to implement business optimization programs for the three months ended March 31, 2023 and 2022, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.
During the three months ended March 31, 2023 and 2022, we recorded the following restructuring charges.

	Three months ended March 31, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$17	$63	$7	$87
Contract termination and other costs	3	—	—	3
Asset impairments	12	8	—	20
Total restructuring charges	$32	$71	$7	$110

	Three months ended March 31, 2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$2	$47	$—	$49
Contract termination and other costs	—	12	—	12
Asset impairments	—	6	—	6
Total restructuring charges	$2	$65	$—	$67

For the three months ended March 31, 2023, $78 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to the ongoing implementation of our previously announced new operating model intended to simplify and streamline our operations.
For the three months ended March 31, 2022, $56 million of the restructuring charges reflected in the table above were related to integration activities for the Hillrom acquisition, consisting of $38 million of employee termination costs, $12 million of contract termination and other costs and $6 million of asset impairments.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2022	$107
Charges	93
Payments	(23)
Reserve adjustments	(3)
Currency translation	1
Liability balance as of March 31, 2023	$175
Substantially all of our restructuring liabilities as of March 31, 2023 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2024.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended March 31,
(in millions)	2023	2022
Pension benefits
Service cost	$6	$19
Interest cost	37	24
Expected return on plan assets	(44)	(39)
Amortization of net losses and prior service costs	1	12
Net periodic pension cost	$—	$16
OPEB
Interest cost	$2	$1
Amortization of net loss and prior service credit	(6)	(3)
Net periodic OPEB cost (income)	$(4)	$(2)
11. INCOME TAXES
Our effective income tax rate was 35.7% and 22.3% for the three months ended March 31, 2023 and 2022, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended March 31, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to tax shortfalls on stock compensation awards and an increase in our liabilities for uncertain tax positions, partially offset by a favorable geographic earnings mix.
For the three months ended March 31, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to discrete tax matters in various foreign jurisdictions, of which none were individually material, and an increase in our liabilities for uncertain tax positions, partially offset by excess tax benefits on stock compensation awards and a favorable geographic earnings mix.
12. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.
The following table is a reconciliation of basic shares to diluted shares.

	Three months ended March 31,
(in millions)	2023	2022
Basic shares	505	503
Effect of dilutive securities	2	6
Diluted shares	507	509
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 17 million and 4 million shares issuable under equity awards for the three months ended March 31, 2023 and 2022, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $386 million and $398 million as of March 31, 2023 and December 31, 2022, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at March 31, 2023 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2023 and December 31, 2022.
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

There were no outstanding interest rate contracts designated as fair value hedges as of March 31, 2023 and December 31, 2022.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of March 31, 2023, we had an accumulated pre-tax unrealized translation gain in AOCI of $47 million related to the Euro-denominated senior notes.
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
There were no cash flow hedge dedesignations in the first three months of 2023 or 2022 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2023 or 2022.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first three months of 2023 or 2022.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $632 million as of March 31, 2023 and $753 million as of December 31, 2022.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2023	2022		2023	2022
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	—	(3)	Cost of sales	4	2
Net investment hedges	(48)	42	Other income, net	—	—
Total	$(48)	$39		$3	$1

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2023	2022
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$(3)	$3

As of March 31, 2023, $3 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2023.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$5	Accrued expenses and other current liabilities	$5
Total derivative instruments designated as hedges		5		5
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	3	Accrued expenses and other current liabilities	3
Total derivative instruments		$8		$8
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2022.

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

	March 31, 2023		December 31, 2022
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$8	$8	$14	$12
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(3)	(3)	(4)	(4)
Total	$5	$5	$10	$8

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of March 31, 2023	Balance as of December 31, 2022	Balance as of March 31, 2023	Balance as of December 31, 2022
Long-term debt	$101	$101	$4	$4
(a) These fair value hedges were terminated in 2018 and earlier periods.
14. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$8	$—	$8	$—
Available-for-sale debt securities	42	—	—	42
Marketable equity securities	38	38	—	—
Total	$88	$38	$8	$42
Liabilities
Foreign exchange contracts	$8	$—	$8	$—
Contingent payments related to acquisitions	70	—	—	70
Total	$78	$—	$8	$70

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$14	$—	$14	$—
Available-for-sale debt securities	47	—	—	47
Marketable equity securities	32	32	—	—
Total	$93	$32	$14	$47
Liabilities
Foreign exchange contracts	$12	$—	$12	$—
Contingent payments related to acquisitions	84	—	—	84
Total	$96	$—	$12	$84
As of March 31, 2023 and December 31, 2022, cash and cash equivalents of $1.7 billion, respectively, included money market and other short-term funds of approximately $369 million and $341 million, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended March 31,
	2023		2022
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$84	$47	$143	$30
Additions	—	—	—	21
Change in fair value recognized in earnings	(13)	—	(17)	—
Change in fair value recognized in AOCI	—	—	—	2
Transfers out of Level 3	—	(5)	—	—
Payments	(1)	—	(2)	—
Fair value at end of period	$70	$42	$124	$53

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of March 31, 2023 and December 31, 2022.

	Book values		Fair values(a)
(in millions)	2023	2022	2023	2022
Liabilities
Short-term debt	$50	$299	$50	$299
Current maturities of long-term debt and finance lease obligations	1,103	1,105	1,084	1,079
Long-term debt and finance lease obligations	15,278	15,232	14,011	13,657
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
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $103 million as of March 31, 2023 and $104 million as of December 31, 2022. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
15. SEGMENT INFORMATION
We manage our business based on four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. The Americas, EMEA and APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. The Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space.
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
Financial information for our segments is as follows.

	Three months ended March 31,
(in millions)	2023	2022
Net sales:
Americas	$1,602	$1,626
EMEA	714	699
APAC	602	627
Hillrom	731	755
Total net sales	$3,649	$3,707
Operating income:
Americas	$481	$610
EMEA	106	119
APAC	107	151
Hillrom	158	200
Total segment operating income	$852	$1,080

The following is a reconciliation of segment operating income to income before income taxes per the condensed consolidated statements of income.

	Three months ended March 31,
(in millions)	2023	2022
Total segment operating income	$852	$1,080
Corporate and other	(666)	(917)
Total operating income	186	163
Interest expense, net	117	85
Other income, net	(1)	(16)
Income before income taxes	$70	$94
We are implementing a new operating model intended to simplify and streamline our operations and we expect that our reportable segments will be changed to align with that new operating model when it is fully implemented, which is currently expected in the second half of 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022.
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

The proposed spinoff is currently expected to be completed by July 2024 or earlier, subject to the satisfaction of customary conditions. In the first quarter of 2023 we generated $1.1 billion of net sales from our Renal Care and Acute Therapies product categories, representing approximately 29% of our consolidated net sales. Additionally, in the first quarter of 2023 we generated $139 million of net sales from our BPS product category, representing approximately 4% of our consolidated net sales.

During the first quarter of 2023 we incurred significant separation and transaction-related costs related to the proposed spinoff and our pursuit of strategic alternatives (including a potential sale) for our BPS product category. For the remainder of 2023 and the first half of 2024 we expect to continue to incur such costs, which will adversely impact our earnings and operating cash flows. Additionally, if these proposed actions are consummated, we expect to incur some amount of dis-synergies following those transactions due to the reduced size of our company and, as a result, we will need to undertake actions to help ensure that our cost structure is appropriate to support our remaining businesses. There can be no guarantees that the proposed spinoff or the sale of, or other strategic transaction involving, our BPS product category will be completed in the manner or over the timeframes described above, or at all.

We are also starting to implement a new operating model intended to simplify and streamline our operations and better align our manufacturing footprint and supply chain to our commercial activities. The new operating model will have significant impacts on our systems and processes across our entire company and we expect to have those broader operational changes, including our updated management reporting framework for the new operating model, fully implemented during the second half of 2023. At that time, we expect that our reportable segments will be changed to align with the new operating model. However, there could be no guarantees that the implementation of our new operating model will be completed within that timeframe.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Supply Constraints, Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, increased interest rates, disruptions to certain ports of call around the world, the war in Ukraine and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing facilities, which often require us to transport our products long distances, we are more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. We expect to continue to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories (including those acquired in our December 2021 acquisition of Hill-Rom Holdings, Inc. (Hillrom)) due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.

Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The war in Ukraine and the sanctions and other measures being imposed in response to this conflict have increased the levels of economic and political uncertainty. In response, we continue to monitor the developing situation with respect to ongoing business in Russia and are working on reducing our product offerings in Russia while remaining compliant with all applicable U.S. and European Union sanctions and regulations. While Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could have an adverse effect on our business.

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. COVID-19 had, and COVID-19 or any other future public health crisis could in the future have, an adverse impact on, among other things, our expenses, operations, supply chains and distribution systems. Over the course of the COVID-19 pandemic, our business was impacted by shifting healthcare priorities and significant volatility in the demand for our products, and any resurgence of the pandemic or any new public health crisis could again impact healthcare priorities and cause volatility in the demand for our products.

In addition, the existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates, shipping costs, labor costs and other costs and expenses, as well as weakening exchange rates. We have experienced and may continue to experience inflationary increases in manufacturing costs and operating expenses as well as negative impacts from weakening exchange rates as a result of general macroeconomic factors, and may not be able to pass these cost increases on to our customers in a timely manner or at all, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
For further discussion, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three months ended March 31, 2023 totaled $44 million, or $0.09 per diluted share, compared to $71 million, or $0.14 per diluted share, for the three months ended March 31, 2022. Net income for the three months ended March 31, 2023 included special items which decreased net income by $253 million, or $0.50 per diluted share, respectively, as further discussed below. Net income for the three months ended March 31, 2022 included special items which decreased net income by $400 million, or $0.79 per diluted share, as further discussed below.

Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
(in millions)	2023	2022
Gross Margin
Intangible asset amortization expense	$(110)	$(122)
Business optimization items[1]	(35)	(2)
Acquisition and integration items[2]	—	(164)
European medical devices regulation[3]	(12)	(11)
Divestiture-related costs[4]	(1)	—
Product-related items[5]	—	(23)
Total Special Items	$(158)	$(322)
Impact on Gross Margin Ratio	(4.3 pts)	(8.6 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$52	$95
Business optimization items[1]	92	78
Acquisition and integration items[2]	6	24
Divestiture-related costs[4]	15	$—
Total Special Items	$165	$197
Impact on SG&A Ratio	4.5 pts	5.3 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$7	$1
Total Special Items	$7	$1
Impact on R&D Ratio	0.2 pts	0.0 pts
Other Operating Expense (Income), net
Acquisition and integration items[2]	$(13)	$(17)
Total Special Items	$(13)	$(17)
Income Tax Expense
Tax effects of special items[6]	$(64)	$(103)
Total Special Items	$(64)	$(103)
Impact on Effective Tax Rate	12.7 pts	1.5 pts
Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance and is consistent with how management and our Board of Directors assess performance. Additional special items are identified above because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period. Management believes that providing the separate impact of those items on our results in accordance with U.S. GAAP may provide a more complete understanding of our operations and can facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
1Our results in 2023 and 2022 were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These restructuring and other business optimization costs included actions related to our current implementation of a new operating model intended to simplify and streamline our operations, our integration of Hillrom, rationalization of certain manufacturing and distribution facilities and transformation of certain general and administrative functions. Our results in 2023 and 2022 included business optimization charges of $134 million and $81 million, respectively. Refer to Note 9 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results in 2023 included $7 million of net benefits from acquisition and integration-related items. Acquisition and integration benefits reflected $13 million of net gains from changes in the estimated fair values of contingent consideration liabilities, partially offset by $6 million of integration costs, which primarily included third party consulting costs related to our integration of Hillrom. Our results in 2022 included $171 million of acquisition and integration-related expenses. Those costs included $29 million of integration-related costs and $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2022. Other integration expenses in 2022 included third party consulting costs related to our integration and related cost savings activities. Those acquisition and integration-related expenses related to Hillrom were partially offset by $17 million of net gains from changes in the estimated fair values of contingent consideration liabilities assumed in the Hillrom acquisition.
3Our results in 2023 and 2022 included $12 million and $11 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
4Our results in 2023 included $16 million of divestiture-related costs, primarily reflecting costs of external advisors supporting our activities to prepare for the proposed spinoff of our Renal Care and Acute Therapies product categories and our pursuit of strategic alternatives (including a potential sale) for our BPS product category. Refer to "Recently Announced Strategic Actions" above for more information.
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
NET SALES

	Three Months Ended March 31,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
United States	$1,734	$1,757	(1)%	(1)%
International	$1,915	1,950	(2)%	4%
Total net sales	$3,649	$3,707	(2)%	2%

Foreign currency unfavorably impacted net sales by 4 percentage points during the first quarter of 2023 compared to the prior-year period, principally due to the strengthening of the U.S. Dollar relative to the Euro, British Pound, Chinese Renminbi, Turkish Lira, Australian Dollar and Japanese Yen.
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
•    Clinical Nutrition includes sales of our parenteral nutrition therapies and related products.
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
•    Global Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
•    Other includes sales of other miscellaneous product and service offerings.
The following is a summary of net sales by product category:

	Three Months Ended March 31,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Renal Care	$892	$894	(0)%	4%
Medication Delivery	687	706	(3)%	(0)%
Pharmaceuticals	523	521	0%	5%
Clinical Nutrition	224	227	(1)%	3%
Advanced Surgery	246	228	8%	11%
Acute Therapies	180	188	(4)%	(1)%
BioPharma Solutions	139	156	(11)%	(9)%
Patient Support Systems	348	383	(9)%	(8)%
Front Line Care	302	294	3%	4%
Global Surgical Solutions	81	78	4%	8%
Other	27	32	(16)%	(16)%
Total Baxter	$3,649	$3,707	(2)%	2%

Renal Care net sales were flat in the first quarter of 2023, as compared to the prior-year period. Sales performance for the period reflects a 4% negative impact from foreign exchange rates, as compared to the prior-year period, and lower sales in China primarily due to government-based procurement initiatives and the recent termination of a distribution agreement in the U.S., partially offset by patient growth in PD and recent government tender awards in EMEA.
Medication Delivery net sales decreased 3% in the first quarter of 2023, as compared to the prior-year period. The decrease was driven by lower sales of infusion pumps, primarily due to supply constraints, higher U.S. distributor chargebacks and customer rebates in the current year period and a 3% negative impact from foreign exchange rates, partially offset by increased international demand for our IV administration sets and solutions, reflecting a recovery in hospital admission rates and surgical procedures.
Pharmaceuticals net sales were flat in the first quarter of 2023, as compared to the prior-year period, reflecting increased demand for our international pharmacy compounding services and U.S. injectable products, partially offset by a 5% negative impact from foreign exchange rates, as compared to the prior-year period, and lower demand internationally for injectable products.
Clinical Nutrition net sales decreased 1% in the first quarter of 2023, as compared to the prior-year period. The decrease was driven by a 4% negative impact from foreign exchange rate changes, as compared to the prior-year period, partially offset by increased demand for our nutrition compounding services.
Advanced Surgery net sales increased 8% in the first quarter of 2023, as compared to the prior-year period. The increase was driven by continued recovery in surgical procedures, partially offset by a 3% negative impact from foreign exchange rate changes, as compared to the prior-year period.

Acute Therapies net sales decreased 4% in the first quarter of 2023, as compared to the prior-year period. The decrease was driven by a 3% negative impact from foreign exchange rate changes, as compared to the prior-year period, and lower COVID-related demand for our CRRT systems.
BioPharma Solutions net sales decreased 11% in the first quarter of 2023, as compared to the prior-year period. The decrease was primarily driven by lower sales of manufacturing services and supply packaging related to the production of COVID-19 vaccines on behalf of multiple pharmaceutical companies, reflecting a challenging comparison against a strong prior-year period. The decrease also includes a 2% negative impact from foreign exchange rates, as compared to the prior-year period.
Patient Support Systems net sales decreased 9% in the first quarter of 2023, as compared to the prior-year period. The decrease reflects lower demand for hospital beds, which we believe was driven by current capital spending constraints at certain of our customers, lower rental revenues and a 1% negative impact from foreign exchange rates, as compared to the prior-year period, partially offset by increased sales in our connected care offerings.
Front Line Care net sales increased 3% in the first quarter of 2023, as compared to the prior-year period. The increase was driven by increased demand for our physical assessment tools and cardiology products, partially offset by a 1% negative impact from foreign exchange rates, as compared to the prior-year period.
Global Surgical Solutions net sales increased 4% in the first quarter of 2023, as compared to the prior-year period. The increase was driven by strong international demand, partially offset by a 4% negative impact from foreign exchange rates, as compared to the prior-year period.
Gross Margin and Expense Ratios

	Three months ended March 31,
	2023	% of net sales	2022	% of net sales	$ change	% change
Gross margin	$1,347	36.9%	$1,348	36.4%	$(1)	(0.1)%
SG&A	$1,010	27.7%	$1,052	28.4%	$(42)	(4.0)%
R&D	$164	4.5%	$150	4.0%	$14	9.3%

Gross Margin
The gross margin ratio was 36.9% and 36.4% in the first quarter of 2023 and 2022, respectively. The special items identified above had an unfavorable impact of approximately 4.3 and 8.6 percentage points on the gross margin ratio in the first quarter of 2023 and 2022, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the gross margin ratio decreased in the first quarter of 2023 compared to the prior-year period primarily due to the adverse cost impacts of raw materials inflation.
SG&A
The SG&A expenses ratio was 27.7% and 28.4% in the first quarter of 2023 and 2022, respectively. The special items identified above had an unfavorable impact of approximately 4.5 and 5.3 percentage points on the SG&A expenses ratio in the first quarter of 2023 and 2022, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items, the SG&A expenses ratio was flat in the first quarter of 2023 compared to the prior-year period.
R&D
The R&D expenses ratio was 4.5% and 4.0% in the first quarter of 2023 and 2022, respectively. The special items identified above had an unfavorable impact of approximately 0.2 percentage points on the R&D expenses ratio in the first quarter of 2023 and no impact on the R&D expenses ratio in the first quarter of 2022. Refer to the Special Items caption above for additional detail.
Excluding the impact of the special items the R&D expenses ratio increased in the first quarter of 2023 compared to the prior-year period as a result of increased project-related expenditures, particularly related to our connected care portfolio.

Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts have included restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through March 31, 2023, we have incurred cumulative pre-tax costs of $1.6 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $24 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. For example, we expect to incur additional restructuring charges during 2023 related to our implementation of a new operating model intended to simplify and streamline our operations (including our manufacturing footprint), as discussed above under "Recently Announced Strategic Actions." Refer to Note 9 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $13 million in the first quarter of 2023 and $17 million in the first quarter of 2022. In both periods these amounts were comprised of changes in the estimated fair value of contingent consideration liabilities.
Interest Expense, Net
Interest expense, net was $117 million in the first quarter of 2023 and $85 million in the first quarter of 2022. The increase in 2023 was driven by higher interest rates on our floating rate debt.
Other Income, Net
Other income, net was $1 million in the first quarter of 2023 and $16 million in the first quarter of 2022. In the first quarter of 2023, other income, net was primarily due to pension and other postretirement benefits and increases in the fair value of marketable equity securities partially offset by foreign exchange losses. In the first quarter of 2022, other income, net was due to foreign exchange gains and pension and other postretirement benefits.
Income Taxes
Our effective income tax rate was 35.7% and 22.3% in the first quarter of 2023 and 2022, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended March 31, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to tax shortfalls on stock compensation awards and an increase in our liabilities for uncertain tax positions, partially offset by a favorable geographic earnings mix.
For the three months ended March 31, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to discrete tax matters in various foreign jurisdictions, of which none were individually material, and an increase in our liabilities for uncertain tax positions, partially offset by excess tax benefits on stock compensation awards and a favorable geographic earnings mix.
Segment Results
We manage our global operations based on four segments, consisting of the following geographic segments related to legacy Baxter business: Americas, EMEA and APAC, and a global segment for our Hillrom business. We use net sales and operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of financial information for our reportable segments:

	Net sales		Operating income (loss)
	Three months ended March 31,		Three months ended March 31,
(in millions)	2023	2022	2023	2022
Americas	$1,602	$1,626	$481	$610
EMEA	714	699	106	119
APAC	602	627	107	151
Hillrom	731	755	158	200
Total segments	3,649	3,707	852	1,080
Corporate and other	—	—	(666)	(917)
Total	$3,649	$3,707	$186	$163
Americas
Segment net sales and operating income were $1.6 billion and $481 million, respectively, in the first quarter of 2023 and $1.6 billion and $610 million, respectively, in the first quarter of 2022. The decrease in operating income was due to raw materials inflation, higher supply chain costs and lower sales in our BioPharma Solutions and Acute Therapies product categories, partially offset by higher sales in our Pharmaceuticals, Advanced Surgery and Renal Care product categories.
EMEA
Segment net sales and operating income were $714 million and $106 million, respectively, in the first quarter of 2023 and $699 million and $119 million, respectively, in the first quarter of 2022. The decrease in operating income was primarily due to an unfavorable impact of foreign exchange rates on results, as compared to the prior-year period, an unfavorable product mix and higher supply chain and raw materials costs.
APAC
Segment net sales and operating income were $602 million and $107 million, respectively, in the first quarter 2023 and $627 million and $151 million, respectively, in the first quarter of 2022. The decrease in operating income was driven by the unfavorable impact of foreign exchange rates on results, as compared to the prior-year period, and higher supply chain and raw materials costs.
Hillrom
Segment net sales and operating income were $731 million and $158 million, respectively, in the first quarter of 2023 and $755 million and $200 million, respectively, in the first quarter of 2022. The decrease in operating income was due to lower sales in our Patient Support Systems product category, an unfavorable product mix and higher supply chain costs, partially offset by higher sales in our Front Line Care and Global Surgical Solutions product categories.
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
The Corporate operating loss in the first quarter of 2023 was lower than the prior-year period primarily due to lower intangible asset amortization expense and acquisition and integration-related expenses, partially offset by higher business optimization charges and increased centrally managed manufacturing and supply chain costs.

LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the three-month periods ended March 31, 2023 and 2022.

	Three months ended March 31,
(in millions)	2023	2022
Cash flows from operations	$479	$208
Cash flows from investing activities	(170)	(304)
Cash flows from financing activities	(372)	(548)
Cash Flows from Operations
In the first three months of 2023, cash provided by operating activities was $479 million, as compared to cash provided by operating activities of $208 million in the first three months of 2022, an increase of $271 million. Cash flows from operations in the current year period was favorably impacted, as compared to the prior year period, by lower annual payouts under our employee incentive compensation plans, which were determined based on our 2022 performance, and by the timing of accounts payable payments.
Cash Flows from Investing Activities
In the first three months of 2023, cash used for investing activities included payments for acquisitions and investments of $3 million and capital expenditures of $172 million. In the first three months of 2022, cash used for investing activities included payments for acquisitions and investments of $174 million and capital expenditures of $140 million.
Cash Flows from Financing Activities
In the first three months of 2023, cash used in financing activities included a net decrease in commercial paper borrowings of $249 million, dividend payments of $146 million and debt repayments of $3 million, partially offset by proceeds from stock issued under employee benefit plans of $36 million. In the first three months of 2022, cash used for financing activities included debt repayments of $404 million, dividend payments of $140 million, and a $45 million net repayment of short-term borrowings, partially offset by proceeds from stock issued under employee benefit plans of $66 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized the repurchase of up to $2.0 billion of our common stock. Our Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. We did not repurchase any shares under this authority in the first three months of 2023. We had $1.3 billion remaining available under this authorization as of March 31, 2023.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of March 31, 2023, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.5 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of March 31, 2023 or December 31, 2022. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
In the first quarter of 2023, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the four fiscal quarters ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023. As of March 31, 2023, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of March 31, 2023, we had capacity to draw approximately $2.2 billion under our credit facilities, less outstanding commercial paper borrowings, which were $50 million as of March 31, 2023. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on our credit facilities.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $1.7 billion of cash and cash equivalents as of March 31, 2023, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of March 31, 2023, we had approximately $16.4 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives and reduce our post-acquisition debt levels as we take actions consistent with our capital allocation priorities. In January 2023, Fitch revised our senior debt credit rating outlook from negative to rating watch negative. There have been no changes to our investment grade credit ratings that we disclosed in our 2022 Annual Report.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2022 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2022 Annual Report.
The valuation of goodwill and intangible assets is one of our critical accounting policies and we recognized significant impairment charges during 2022. During the current year-to-date period, our Patient Support Systems reporting unit has been experiencing lower levels of customer orders for certain products than what we had previously expected. Certain of the products sold by that reporting unit are subject to our customers’ capital budgets and we believe that many of those customers are delaying significant capital purchases due to uncertainty in the current economic environment. We currently expect that such capital spending constraints will likely continue throughout much of 2023. However, we have not reduced our longer-term outlook for that reporting unit as we currently expect that such capital spending constraints, which are often cyclical and closely aligned with broader economic conditions, will improve in the foreseeable future. Based on the excess of the reporting unit’s fair value over its carrying amount during our most recent annual impairment test in the fourth quarter of 2022 and our expectations for its performance over the forecast period, we determined that it is not more likely than not that the goodwill of that reporting unit was impaired as of

March 31, 2023. Therefore, we did not perform a trigger-based quantitative goodwill impairment test during the first quarter of 2023. However, we are continuing to closely monitor the performance of our Patient Support Systems reporting unit and if there is a significant adverse change in our outlook for that business in the future a goodwill impairment could arise at that time.
There have been no significant changes in the application of our critical accounting policies during the first three months of 2023.
RECENT ACCOUNTING PRONOUNCEMENTS

There are no accounting standards issued but not yet effective that we believe will have a material impact on our condensed consolidated financial statements.
LEGAL CONTINGENCIES
Refer to Note 5 within Item 1 for a discussion of our legal contingencies. Upon resolution of any of these uncertainties, we may incur charges in excess of presently established liabilities. While our liability in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on our consolidated financial position. While we believe that we have valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and we may in the future incur material judgments or enter into material settlements of claims.
CERTAIN REGULATORY MATTERS
In July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris), the U.S. Food and Drug Administration (FDA) commenced an inspection of the Claris’ facilities in Ahmedabad, India. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (Claris Warning Letter).¹ FDA re-inspected the facilities and issued a Form 483 on May 17, 2022. On September 1, 2022, FDA notified us that the inspection had been classified as voluntary action indicated (VAI). On January 19, 2023, FDA arrived to re-inspect the facilities and issued a Form 483 on January 27, 2023. On April 26, 2023, FDA notified us that the inspection had been classified as official action indicated (OAI). Since the issuance of the Claris Warning Letter, we have implemented corrective and preventive actions to address FDA's prior observations and other items we identified and management has begun working with other manufacturing locations, including contract manufacturing organizations, to support the production of new products for distribution in the U.S.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to plan to implement a simplified operating model, the proposed spinoff of our Renal Care and Acute Therapies product categories, review of strategic alternatives (including a potential sale) for our BPS product category and other potential portfolio management activities we may undertake in the future, accounting estimates and assumptions, global economic conditions and the impacts of the COVID-19 pandemic, litigation-related matters including outcomes, impacts of the internal investigation related to foreign exchange gains and losses, future regulatory filings and our R&D pipeline, sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency, interest rate and credit risks (including as a result of recent banking crises), the impact of inflation on our business, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances, the adequacy of tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	our ability to execute and complete strategic initiatives, asset dispositions and other transactions, including the proposed spinoff of our Renal Care and Acute Therapies product categories, our plans to simplify our operating model and manufacturing footprint and our evaluation of strategic alternatives for our BPS product category, the timing for such transactions, the ability to satisfy any applicable conditions and the expected proceeds, consideration and benefits;
•	failure to accurately forecast or achieve our short-and long-term financial improvement performance and goals (including with respect to our strategic actions) and related impacts on our liquidity;
•	our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds and the capital structure of the public company that we expect to form as a result of the proposed spinoff (and the resulting capital structure for the remaining company);
•	the impact of global economic conditions (including, among other things, inflation levels, interest rates, financial market volatility, banking crises, the potential for a recession, the ongoing war in Ukraine, the related economic sanctions being imposed globally in response to the conflict and potential trade wars) and continuing public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic, or the anticipation of any of the foregoing, on our operations and our employees, customers and suppliers, including foreign governments in countries in which we operate;
•	downgrades to our credit ratings or ratings outlooks, and the related impact on our funding costs and liquidity;
•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict changing customer preferences and future expenditures, which has led to and may continue to lead to increased inventory levels, and needs and advances in technology and the resulting impact on customer inventory levels and the impact of reduced hospital admission rates and elective surgery volumes), and the impact of those products on quality and patient safety concerns;

•
the continuity, availability and pricing of acceptable raw materials and component parts (and our ability to pass some or all of these costs to our customers through recent price increases), and the related continuity of our manufacturing and distribution and those of our suppliers;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);
•	product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;
•	loss of key employees, the occurrence of labor disruptions or the inability to identify and recruit new employees;
•	product quality or patient safety issues leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales, including the focus on evaluating product portfolios for the potential presence or formation of nitrosamines;
•	breaches or failures of our information technology systems or products, including by cyber-attack, data leakage, unauthorized access or theft (as a result of remote working arrangements or otherwise);

•	future actions of (or failures to act or delays in acting by) FDA, the European Medicines Agency or any other regulatory body or government authority (including the SEC, DOJ or the Attorney General of any State) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities, including the continued delay in lifting the warning letter at our Ahmedabad facility;
•	failures with respect to our quality, compliance or ethics programs;
•	future actions of third parties, including third-party payers and our customers and distributors (including GPOs and IDNs), the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and annual proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);
•	the outcome of pending or future litigation, including the opioid litigation and ethylene oxide litigation or other claims;
•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;
•	global regulatory, trade and tax policies (including with respect to climate change and other sustainability matters);
•	the ability to protect or enforce our owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting our manufacture, sale or use of affected products or technology;
•	the impact of any goodwill or other intangible asset impairments on our operating results;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (whether with respect to current or future tax reform);
•	actions by tax authorities in connection with ongoing tax audits;
•	other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, all of which are available on our website.

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
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of March 31, 2023 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of March 31, 2023, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax balance of zero with respect to those contracts would change by $61 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of March 31, 2023 by replacing the actual exchange rates as of March 31, 2023 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of March 31, 2023, our subsidiary in Turkey had net monetary assets of $29 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2022 Annual Report. There were no significant changes during the quarter ended March 31, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2022 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.0 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.5 billion in each of November 2016 and February 2018, by an additional $2.0 billion in November 2018 and by an additional $1.5 billion in October 2020. During the first quarter of 2023, we did not repurchase any shares under this authority. We had $1.3 billion remaining under this program as of March 31, 2023. This program does not have an expiration date.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

10.1
Baxter International Inc. Executive Officer Cash Severance Policy, effective February 13, 2023 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on February 14, 2023).

10.2
Third Amendment, dated as of March 13, 2023, to the Credit Agreement, dated as of September 30, 2021, as amended by that certain First Amendment, dated as of September 28, 2022, and that certain Second Amendment, dated as of September 28, 2022, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 13, 2023).

10.3
Third Amendment, dated as of March 13, 2023, to the Five-Year Credit Agreement, dated as of September 30, 2021, as amended by that certain First Amendment, dated as of September 28, 2022, and that certain Second Amendment, dated as of September 28, 2022, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 13, 2023).

10.4
Second Guaranty Amendment, dated as of March 13, 2023, to the Amended and Restated Guaranty, dated as of October 1, 2021, as amended by that certain Second Amendment, dated as of September 28, 2022, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, J.P. Morgan SE, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 13, 2023).

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
_____________________________________
*    Filed herewith.
**    Furnished herewith. This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: April 27, 2023
	By:	/s/ James K. Saccaro
James K. Saccaro Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)