Form 10-Q
period 2023-06-30
BAXTER INTERNATIONAL INC
filed 2023-07-27
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 20, 2023 was 506,404,827 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$1,722	$1,718
Accounts receivable, net of allowances of $128 in 2023 and $114 in 2022	2,495	2,571
Inventories	2,897	2,679
Prepaid expenses and other current assets	858	857
Current assets of discontinued operations	233	186
Total current assets	8,205	8,011
Property, plant and equipment, net	4,494	4,695
Goodwill	6,418	6,452
Other intangible assets, net	6,470	6,793
Operating lease right-of-use assets	533	541
Other non-current assets	1,067	1,109
Non-current assets of discontinued operations	698	686
Total assets	$27,885	$28,287
Current liabilities:
Short-term debt	$249	$299
Current maturities of long-term debt and finance lease obligations	1,928	1,105
Accounts payable	1,240	1,110
Accrued expenses and other current liabilities	2,278	2,170
Current liabilities of discontinued operations	70	61
Total current liabilities	5,765	4,745
Long-term debt and finance lease obligations, less current portion	14,306	15,232
Operating lease liabilities	438	447
Other non-current liabilities	1,622	1,848
Non-current liabilities of discontinued operations	123	120
Total liabilities	22,254	22,392
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2023 and 2022	683	683
Common stock in treasury, at cost, 177,125,182 shares in 2023 and 179,062,594 shares in 2022	(11,296)	(11,389)
Additional contributed capital	6,341	6,322
Retained earnings	13,655	14,050
Accumulated other comprehensive income (loss)	(3,814)	(3,833)
Total Baxter stockholders’ equity	5,569	5,833
Noncontrolling interests	62	62
Total equity	5,631	5,895
Total liabilities and equity	$27,885	$28,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$3,707	$3,594	$7,220	$7,152
Cost of sales	2,596	2,223	4,834	4,519
Gross margin	1,111	1,371	2,386	2,633
Selling, general and administrative expenses	964	970	1,959	2,017
Research and development expenses	165	148	329	297
Other operating income, net	(1)	(11)	(14)	(28)
Operating income (loss)	(17)	264	112	347
Interest expense, net	124	89	241	174
Other (income) expense, net	42	(44)	40	(60)
Income (loss) from continuing operations before income taxes	(183)	219	(169)	233
Income tax expense	10	34	24	40
Income (loss) from continuing operations	(193)	185	(193)	193
Income from discontinued operations, net of tax	54	70	99	135
Net income (loss)	(139)	255	(94)	328
Net income attributable to noncontrolling interests	2	3	3	5
Net income (loss) attributable to Baxter stockholders	$(141)	$252	$(97)	$323
Income (loss) from continuing operations per common share
Basic	$(0.39)	$0.36	$(0.39)	$0.37
Diluted	$(0.39)	$0.36	$(0.39)	$0.37
Income from discontinued operations per common share
Basic	$0.11	$0.14	$0.20	$0.27
Diluted	$0.11	$0.14	$0.20	$0.27
Net income (loss) per common share
Basic	$(0.28)	$0.50	$(0.19)	$0.64
Diluted	$(0.28)	$0.50	$(0.19)	$0.64
Weighted-average number of shares outstanding
Basic	506	504	506	503
Diluted	506	508	506	508
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations	$(193)	$185	$(193)	$193
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $4 and $2 for the three months ended June 30, 2023 and 2022, respectively, and ($9) and ($9) for the six months ended June 30, 2023 and 2022, respectively.	(76)	(372)	5	(376)
Pension and other postretirement benefits, net of tax expense (benefit) of ($2) and $5 for the three months ended June 30, 2023 and 2022, respectively, and ($3) and $8 the six months ended June 30, 2023 and 2022, respectively.	(5)	23	(11)	32
Hedging activities, net of tax expense (benefit) of $2 for the three months ended June 30, 2023 and 2022, respectively, and $1 and $3 for the six months ended June 30, 2023 and 2022, respectively.	7	13	5	11
Available-for-sale debt securities, net of tax expense of zero for the three months ended June 30, 2023 and 2022 and zero and $1 for the six months ended June 30, 2023 and 2022, respectively.	—	1	—	2
Total other comprehensive loss from continuing operations, net of tax	(74)	(335)	(1)	(331)
Comprehensive loss from continuing operations	(267)	(150)	(194)	(138)
Income from discontinued operations, net of tax	54	70	99	135
Other comprehensive income (loss) from discontinued operations, net of tax - currency translation adjustments	(1)	(45)	20	(56)
Comprehensive loss	(214)	(125)	(75)	(59)
Less: Comprehensive income attributable to noncontrolling interests	2	3	3	5
Comprehensive loss attributable to Baxter stockholders	$(216)	$(128)	$(78)	$(64)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended June 30, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2023	683	$683	178	$(11,324)	$6,312	$13,947	$(3,739)	$5,879	$62	$5,941
Net income (loss)	—	—	—	—	—	(141)	—	(141)	2	(139)
Other comprehensive income (loss)	—	—	—	—	—	—	(75)	(75)	—	(75)
Stock issued under employee benefit plans and other	—	—	(1)	28	29	—	—	57	—	57
Dividends declared on common stock	—	—	—	—	—	(151)	—	(151)	—	(151)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2023	683	$683	177	$(11,296)	$6,341	$13,655	$(3,814)	$5,569	$62	$5,631

	For the six months ended June 30, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2023	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net income (loss)	—	—	—	—	—	(97)	—	(97)	3	(94)
Other comprehensive income (loss)	—	—	—	—	—	—	19	19	—	19
Stock issued under employee benefit plans and other	—	—	(2)	93	19	—	—	112	—	112
Dividends declared on common stock	—	—	—	—	—	(298)	—	(298)	—	(298)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2023	683	$683	177	$(11,296)	$6,341	$13,655	$(3,814)	$5,569	$62	$5,631

	For the three months ended June 30, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2022	683	$683	180	$(11,422)	$6,207	$16,994	$(3,387)	$9,075	$44	$9,119
Net income (loss)	—	—	—	—	—	252	—	252	3	255
Other comprehensive income (loss)	—	—	—	—	—	—	(380)	(380)	—	(380)
Purchases of treasury stock	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock issued under employee benefit plans and other	—	—	—	21	46	—	—	67	—	67
Dividends declared on common stock	—	—	—	—	—	(147)	—	(147)	—	(147)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2022	683	$683	180	$(11,409)	$6,253	$17,099	$(3,767)	$8,859	$44	$8,903

	For the six months ended June 30, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net income (loss)	—	—	—	—	—	323	—	323	5	328
Other comprehensive income (loss)	—	—	—	—	—	—	(387)	(387)	—	(387)
Purchases of treasury stock	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock issued under employee benefit plans and other	—	—	(2)	87	56	—	—	143	—	143
Dividends declared on common stock	—	—	—	—	—	(289)	—	(289)	—	(289)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2022	683	$683	180	$(11,409)	$6,253	$17,099	$(3,767)	$8,859	$44	$8,903
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2023	2022
Cash flows from operations
Net income (loss)	$(94)	$328
Less: Income from discontinued operations, net of tax	99	135
Income (loss) from continuing operations	(193)	193
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	628	723
Deferred income taxes	(156)	(109)
Stock compensation	62	77
Net periodic pension and other postretirement costs	(8)	28
Property, plant and equipment impairments	271	7
Other	31	(48)
Changes in balance sheet items:
Accounts receivable, net	102	55
Inventories	(209)	(296)
Prepaid expenses and other current assets	(39)	(58)
Accounts payable	157	86
Accrued expenses and other current liabilities	160	(204)
Other	(26)	(85)
Cash flows from operations - continuing operations	780	369
Cash flows from operations - discontinued operations	50	113
Cash flows from operations	830	482
Cash flows from investing activities
Capital expenditures	(328)	(277)
Acquisitions, net of cash acquired, and investments	(3)	(190)
Other investing activities, net	5	10
Cash flows from investing activities - continuing operations	(326)	(457)
Cash flows from investing activities - discontinued operations	(17)	(34)
Cash flows from investing activities	(343)	(491)
Cash flows from financing activities
Repayments of debt	(142)	(749)
Net decreases in debt with original maturities of three months or less	(51)	(45)
Cash dividends on common stock	(292)	(281)
Proceeds from stock issued under employee benefit plans	54	88
Other financing activities, net	(61)	(30)
Cash flows from financing activities	(492)	(1,017)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	9	(74)
Decrease in cash, cash equivalents and restricted cash	4	(1,100)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,722	2,956
Cash, cash equivalents and restricted cash at end of period (1)	$1,726	$1,856
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of June 30, 2023, December 31, 2022, and June 30, 2022 (in millions):

	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$1,722	$1,718	$1,852
Restricted cash included in prepaid expenses and other current assets	4	4	4
Cash, cash equivalents and restricted cash	$1,726	$1,722	$1,856
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
In January 2023, we announced our intention to separate our Renal Care and Acute Therapies product categories into a new, publicly traded company. While the completion of the proposed spinoff is subject to satisfaction of customary conditions, we are targeting completion of the planned separation by July 2024 or earlier. Additionally, we announced that we are pursuing strategic alternatives for our BioPharma Solutions (BPS) product category. In May 2023, we entered into a definitive agreement to sell that business. Closing of that transaction is subject to satisfaction of regulatory approvals and other customary conditions. See Note 2 for additional information.
Risks and Uncertainties
Supply Constraints and Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, increased interest rates, disruptions to certain ports of call around the world, the war in Ukraine and other geopolitical events. We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand. While we have begun to see improvements in the availability of certain component parts and improved pricing in certain raw materials, these challenges have not completely subsided and may continue to have a negative impact on our sales in the future.
We expect that the challenges caused by global economic conditions, among other factors, may continue to have an adverse effect on our business.
2. DISCONTINUED OPERATIONS
In May 2023, we entered into a definitive agreement to sell our BPS business. That business, which has historically been reported within our Americas segment, provides contract manufacturing and development services, which include sterile fill-finish manufacturing and support services across clinical and commercial applications, primarily serving customers in the pharmaceutical industry. BPS has historically operated through our wholly-owned subsidiaries Baxter Pharmaceutical Solutions, LLC, a Delaware limited liability company, and Baxter Oncology GmbH, a German limited liability company. Under the related equity purchase agreement (EPA), we expect to sell those entities to Advent International and Warburg Pincus for $4.25 billion in cash, subject to certain adjustments specified in the EPA. After giving effect to those adjustments, we currently expect to receive approximately $3.92 billion of net pre-tax cash proceeds (approximately $3.40 billion after tax). The transaction is currently expected to close during the second half of 2023, subject to satisfaction of regulatory approvals and other customary conditions. We intend to use the net after-tax proceeds from this transaction to repay certain of our debt obligations.
We concluded that our BPS business met the criteria to be classified as held-for-sale in May 2023. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the pending divestiture of our BPS business, including its significance to our overall net income (loss) and earnings (loss) per share, and determined that those conditions for discontinued operations presentation have been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.
Baxter Pharmaceutical Solutions, LLC includes our BPS manufacturing facility in Bloomington Indiana and Baxter Oncology GmbH includes our manufacturing facilities in Halle and Bielefeld Germany. The Bielefeld site is not part of the BPS business, so it is not part of the pending divestiture transaction and its activities and net assets will be transferred to another Baxter subsidiary prior to closing. Accordingly, amounts related to the Bielefeld site continue to be presented as continuing operations in the accompanying condensed consolidated financial statements.
At closing of the transaction, Baxter will enter into a Transition Services Agreement (TSA) and a Master Commercial Manufacturing and Supply Agreement (MSA) with Baxter Pharmaceutical Solutions, LLC and Baxter Oncology GmbH. Pursuant to the TSA, Baxter on the one hand and Baxter Pharmaceutical Solutions, LLC and Baxter Oncology GmbH on the other hand will provide to each other, on an interim basis, specific transition services for up to 24 months post-closing to help ensure business continuity and minimized disruptions. Services to be provided by Baxter under the TSA include finance, information technology, human resources, integrated supply chain and certain other administrative services. Pursuant to the MSA, Baxter Pharmaceutical Solutions, LLC and Baxter Oncology GmbH will provide development, manufacturing, regulatory and other related services for certain Baxter pharmaceutical products for up to 5 years post-closing (with certain extension rights as provided therein).
Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net sales	$142	$152	$278	$301
Cost of sales	71	70	135	133
Gross margin	71	82	143	168
Selling, general and administrative expenses	14	6	29	11
Research and development expenses	1	—	1	1
Other income, net	(1)	—	—	—
Income from discontinued operations before income taxes	57	76	113	156
Income tax expense	3	6	14	21
Income from discontinued operations, net of tax	$54	$70	$99	$135
For the three and six months ended June 30, 2023, selling, general and administrative expenses include $8 million and $15 million, respectively, of separation-related costs incurred in connection with the pending sale of BPS.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

(in millions)	June 30, 2023	December 31, 2022
Accounts receivable, net of allowances	$82	$88
Inventories	60	39
Prepaid expenses and other current assets	91	59
Property, plant and equipment, net	297	284
Goodwill	386	391
Operating lease right-of-use assets	9	9
Other non-current assets	6	2
Assets of discontinued operations	$931	$872
Accounts payable	$40	$29
Accrued expenses and other current liabilities	30	32
Operating lease liabilities	8	9
Other non-current liabilities	115	111
Liabilities of discontinued operations	$193	$181
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$122	$129	$114	$122
Charged to costs and expenses	9	3	16	9
Write-offs	(5)	(1)	(6)	(2)
Currency translation adjustments	2	(6)	4	(4)
Balance at end of period	$128	$125	$128	$125
Inventories

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$742	$698
Work in process	316	294
Finished goods	1,839	1,687
Inventories	$2,897	$2,679
Property, Plant and Equipment, Net

(in millions)	June 30, 2023	December 31, 2022
Property, plant and equipment, at cost	$11,028	$10,780
Accumulated depreciation	(6,534)	(6,085)
Property, plant and equipment, net	$4,494	$4,695

Impairment of Manufacturing Facility
Our manufacturing facility in Opelika, Alabama is one of three Baxter manufacturing facilities that currently produce dialyzers used in hemodialysis (HD) treatments. The current competitive environment has increased the global supply of those products and, in connection with our initiatives to streamline our manufacturing footprint and improve our profitability, we have made the decision to cease production of dialyzers at the Opelika facility near the end of 2023. We believe that there is more than adequate availability of dialyzers in the United States and globally, and we intend to continue to manufacture those products at volumes aligned with the related market demand at our other manufacturing facilities that currently produce them.
We review the carrying amounts of long-lived assets used in operations, other than goodwill and intangible assets not subject to amortization, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, we group assets and liabilities at the lowest level such that the identified cash flows relating to the group are largely independent of other assets and liabilities. We then compare the carrying amounts of the assets (or asset groups) with the related estimated undiscounted future cash flows. In the event an asset (or asset group) is not recoverable, an impairment charge is recorded as the amount by which its carrying amount exceeds its fair value.
As a result of our decision to cease dialyzer production at this manufacturing facility, we performed a trigger-based recoverability assessment of its long-lived assets, which consist of a building and manufacturing equipment, including specialized equipment used in the production of dialyzers. The carrying amount of that asset group exceeded the estimated undiscounted cash flows expected to be generated, and we recognized an impairment charge of $243 million, classified within cost of sales in the accompanying condensed consolidated statements of income (loss), during the second quarter of 2023 to reduce the carrying amounts to their estimated fair values.
The fair values of the building and manufacturing equipment tested for impairment during the second quarter of 2023 were determined based on transaction prices of comparable assets (a market approach). Significant assumptions used in the determination of the fair values included the identification of representative comparable assets. Our long-lived asset fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Interest Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense, net of capitalized interest	$132	$93	$259	$181
Interest income	(8)	(4)	(18)	(7)
Interest expense, net	$124	$89	$241	$174
Other (Income) Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Foreign exchange (gains) losses, net	$22	$(15)	$36	$(26)
Pension and other postretirement benefit plans	(11)	(7)	(21)	(12)
Pension curtailment	—	(11)	—	(11)
Change in fair value of marketable equity securities	11	(8)	6	(8)
Non-marketable investment impairments	23	—	23	—
Other, net	(3)	(3)	(4)	(3)
Other (income) expense, net	$42	$(44)	$40	$(60)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the six months ended June 30, 2023 and 2022 were $45 million and $23 million, respectively.

Purchases of property, plant and equipment included in accounts payable as of June 30, 2023 and 2022 were $57 million and $62 million, respectively.
Unsettled share repurchases included in accrued expenses and other current liabilities as of June 30, 2022 were $8 million
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Hillrom	Total
Balance as of December 31, 2022	$1,965	$289	$210	$3,988	$6,452
Currency translation and other	(22)	(3)	(2)	(7)	(34)
Balance as of June 30, 2023	$1,943	$286	$208	$3,981	$6,418
For the periods ended June 30, 2023 and 2022, there were no reductions in goodwill relating to impairment losses.
Other intangible assets, net
The following is a summary of our other intangible assets.

				Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Other amortized intangible assets	Trade names	In process Research and Development	Total
June 30, 2023
Gross other intangible assets	$3,444	$3,863	$320	$1,570	$163	$9,360
Accumulated amortization	(574)	(2,069)	(247)	—	—	(2,890)
Other intangible assets, net	$2,870	$1,794	$73	$1,570	$163	$6,470
December 31, 2022
Gross other intangible assets	$3,442	$3,836	$325	$1,571	$202	$9,376
Accumulated amortization	(460)	(1,888)	(235)	—	—	(2,583)
Other intangible assets, net	$2,982	$1,948	$90	$1,571	$202	$6,793
Intangible asset amortization expense was $157 million and $193 million for the three months ended June 30, 2023 and 2022, respectively, and $319 million and $410 million for the six months ended June 30, 2023 and 2022, respectively.
5. FINANCING ARRANGEMENTS
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
Our U.S. dollar-denominated revolving credit facility has a capacity of $2.50 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of June 30, 2023 or December 31, 2022. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of June 30, 2023 we have capacity to draw approximately $2.63 billion under our credit facilities, less commercial paper borrowings which were $249 million as of June 30, 2023.

In the second quarter of 2023, we repaid $140 million of our $2.00 billion three-year term loan facility. The loss from early extinguishment of this debt was not significant.
Commercial Paper
As of June 30, 2023, we had $249 million of commercial paper outstanding with a weighted-average interest rate of 5.52% and an original weighted-average term of 38 days. As of December 31, 2022, we had $299 million of commercial paper outstanding with a weighted-average interest rate of 4.75% and an original weighted-average term of 32 days.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2023 and December 31, 2022, our total recorded reserves with respect to legal and environmental matters were $28 million.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in an ongoing environmental remediations associated with historic operations at certain of our facilities. As of June 30, 2023 and December 31, 2022, our environmental reserves, which are measured on an undiscounted basis, were $17 million and $19 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
In August 2019, we were named in an amended complaint filed by Fayette County, Georgia in the MDL In re: National Prescription Opiate Litigation pending in the U.S. District Court, Northern District of Ohio. The complaint alleges that multiple manufacturers and distributors of opiate products improperly marketed and diverted these products, which caused harm to Fayette County. The complaint is limited in its allegations as to Baxter and does not distinguish between injectable opiate products and orally administered opiates. We manufactured generic injectable opiate products in our facility in Cherry Hill, NJ, which we divested in 2011. On July 17, 2023, we were voluntarily dismissed from the litigation without prejudice.
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
In July 2023, we and certain of our officers were named in a class action complaint captioned Grover J. Kelley et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased securities during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter securities on the public market between May 25, 2022, and February 8, 2023. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to supply chain and financial guidance.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three and six months ended June 30, 2023 were $0.29 and $0.58, respectively. Cash dividends declared per share for the three and six months ended June 30, 2022 were $0.29 and $0.57, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized the repurchase of up to $2.00 billion of our common stock. Our Board of Directors increased this authority by an additional $1.50 billion in each of November 2016 and February 2018, by an additional $2.00 billion in November 2018 and by an additional $1.50 billion in October 2020. During the first half of 2023 we did not repurchase any shares under this authority. During the second quarter of 2022 we repurchased 0.1 million shares under this authority pursuant to Rule 10b5-1 plans. We had $1.30 billion remaining available under the authorization as of June 30, 2023.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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

The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the six months ended June 30, 2023 and 2022.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	25	(4)	8	—	29
Amounts reclassified from AOCI (a)	—	(7)	(3)	—	(10)
Net other comprehensive income (loss) from continuing operations	25	(11)	5	—	19
Balance as of June 30, 2023	$(3,361)	$(342)	$(114)	$3	$(3,814)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(432)	19	13	2	(398)
Amounts reclassified from AOCI (a)	—	13	(2)	—	11
Net other comprehensive income (loss) from continuing operations	(432)	32	11	2	(387)
Balance as of June 30, 2022	$(3,339)	$(315)	$(115)	$2	$(3,767)
(a)    See table below for details about these reclassifications.
The following is a summary of the amounts reclassified from AOCI to net income during the three and six months ended June 30, 2023 and 2022.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2023	Six months ended June 30, 2023	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$5	$10	Other (income) expense, net
Less: Tax effect	(1)	(3)	Income tax expense
	$4	$7	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$3	$7	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
	1	4	Total before tax
Less: Tax effect	—	(1)	Income tax expense
	$1	$3	Net of tax
Total reclassifications for the period	$5	$10	Total net of tax
(a)    Amounts in parentheses indicate reductions to net income

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended June 30, 2022	Six months ended June 30, 2022	Location of impact in income statement
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(8)	$(17)	Other (income) expense, net
Less: Tax effect	2	4	Income tax expense
	$(6)	$(13)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$3	$5	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
	1	2	Total before tax
Less: Tax effect	—	—	Income tax expense
	$1	$2	Net of tax
Total reclassifications for the period	$(5)	$(11)	Total net of tax
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
Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. Our three legacy Baxter segments include acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. Our legacy Hillrom segment includes smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space. For most of those sales, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
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
As of June 30, 2023, we had $7.99 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Americas segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 20% of this amount as revenue over the remainder of 2023, 40% in 2024, 20% in 2025, 10% in 2026 and 10% thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and six months ended June 30, 2023 and 2022 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $2.27 billion and $2.34 billion as of June 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes our contract assets:

(in millions)	June 30, 2023	December 31, 2022
Contract manufacturing services	$4	$10
Software sales	43	43
Bundled equipment and consumable medical products contracts	116	121
Contract assets	$163	$174
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

The following table summarizes contract liability activity for the six months ended June 30, 2023 and 2022. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Six Months Ended June 30,
(in millions)	2023	2022
Balance at beginning of period	$194	$196
New revenue deferrals	271	282
Revenue recognized upon satisfaction of performance obligations	(267)	(289)
Currency translation	1	(5)
Balance at end of period	$199	$184
For the six months ended June 30, 2023 and 2022, $64 million and $77 million of revenue was recognized that was included in contract liabilities as of December 31, 2022 and 2021, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	June 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$49	$52
Other non-current assets	114	122
Contract assets	$163	$174

Accrued expenses and other current liabilities	$158	$154
Other non-current liabilities	41	40
Contract liabilities	$199	$194
Disaggregation of Net Sales
The following tables disaggregate our net sales from contracts with customers by product category between the U.S. and international:

	Three Months Ended June 30,
	2023			2022
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$234	$702	$936	$225	$706	$931
Medication Delivery [2]	487	274	761	459	251	710
Pharmaceuticals [3]	182	368	550	164	364	528
Clinical Nutrition [4]	83	160	243	90	140	230
Advanced Surgery [5]	150	122	272	151	112	263
Acute Therapies [6]	60	120	180	58	115	173
Patient Support Systems [7]	276	83	359	284	80	364
Front Line Care [8]	227	80	307	202	80	282
Global Surgical Solutions [9]	35	42	77	36	33	69
Other [10]	17	5	22	31	13	44
Total Baxter	$1,751	$1,956	$3,707	$1,700	$1,894	$3,594

	Six Months Ended June 30,
	2023			2022
(in millions)	U.S.	International	Total	U.S.	International	Total
Renal Care [1]	$466	$1,362	$1,828	$450	$1,375	$1,825
Medication Delivery [2]	923	525	1,448	931	485	1,416
Pharmaceuticals [3]	355	719	1,074	321	728	1,049
Clinical Nutrition [4]	161	306	467	174	283	457
Advanced Surgery [5]	294	224	518	287	204	491
Acute Therapies [6]	121	239	360	126	235	361
Patient Support Systems [7]	536	171	707	579	168	747
Front Line Care [8]	448	161	609	409	167	576
Global Surgical Solutions [9]	73	85	158	73	74	147
Other [10]	41	10	51	62	21	83
Total Baxter	$3,418	$3,802	$7,220	$3,412	$3,740	$7,152
1Renal Care includes sales of our peritoneal dialysis (PD), HD and additional dialysis therapies and services.
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
7Patient Support Systems includes sales of our connected care solutions: devices, software, communications and integration technologies and smart beds.
8Front Line Care includes sales of our integrated patient monitoring and diagnostic technologies to help diagnose, treat and manage a wide variety of illness and diseases, including respiratory therapy, cardiology, vision screening and physical assessment.
9Global Surgical Solutions includes sales of our surgical video technologies, tables, lights, pendants, precision positioning devices and other accessories.
10Other includes sales of miscellaneous product and service offerings. Contract manufacturing revenues earned by our manufacturing facility in Round Lake Illinois, which totaled $2 million for the six months ended June 30, 2023 and $11 million and $18 million for the three and six months ended June 30, 2022, respectively, were historically presented as BPS sales. Those sales transactions, which are not impacted by the pending divestiture of our BPS business, continue to be presented as continuing operations in the accompanying consolidated financial statements and have been reclassified to our Other product category for all periods presented.
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

The components of lease revenue for the three and six months ended June 30, 2023 and 2022 were:

(in millions)	Three months ended June 30, 2023	Six Months Ended June 30, 2023
Sales-type lease revenue	$3	$7
Operating lease revenue	132	256
Variable lease revenue	14	29
Total lease revenue	$149	$292

(in millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
Sales-type lease revenue	$5	$8
Operating lease revenue	113	235
Variable lease revenue	12	32
Total lease revenue	$130	$275
Our net investment in sales-type leases was $75 million as of June 30, 2023, of which $15 million originated in 2019 and prior, $21 million in 2020, $20 million in 2021, $14 million in 2022, and $5 million in 2023.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization activities in the second half of 2015 through June 30, 2023, we have incurred cumulative pre-tax costs of $1.86 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments and accelerated depreciation. We currently expect to incur additional pre-tax costs, primarily related to implementation of business optimization programs, of approximately $20 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related the ongoing implementation of our previously announced new operating model intended to simplify and streamline our operations, and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and six months ended June 30, 2023 and 2022, we recorded the following charges related to business optimization programs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Restructuring charges	$287	$26	$397	$93
Costs to implement business optimization programs	6	16	30	30
Total business optimization charges	$293	$42	$427	$123
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and six months ended June 30, 2023 and 2022, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and six months ended June 30, 2023 and 2022, we recorded the following restructuring charges.

	Three months ended June 30, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$9	$19	$—	$28
Contract termination and other costs	—	2	—	2
Asset impairments	257	—	—	257
Total restructuring charges	$266	$21	$—	$287

	Three months ended June 30, 2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$4	$16	$—	$20
Contract termination and other costs	—	5	—	5
Asset impairments	—	1	—	1
Total restructuring charges	$4	$22	$—	$26

	Six months ended June 30, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$26	$82	$7	$115
Contract termination and other costs	3	2	—	5
Asset impairments	269	8	—	277
Total restructuring charges	$298	$92	$7	$397

	Six months ended June 30, 2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$6	$63	$—	$69
Contract termination and other costs	—	17	—	17
Asset impairments	—	7	—	7
Total restructuring charges	$6	$87	$—	$93
For the three months and six months ended June 30, 2023, $19 million and $97 million, respectively, of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to the ongoing implementation of our previously announced new operating model intended to simplify and streamline our operations. For the three and six months ended June 30, 2023, $253 million of the restructuring charges reflected in the table above, consisting of $243 million of asset impairment charges and $10 million of employee termination costs, were related to our decision to cease production of dialyzers at one of our manufacturing facilities in connection with our initiatives to streamline our manufacturing footprint and improve our profitability. See Note 3 for additional information.
For the three months ended June 30, 2022, $27 million of the restructuring charges reflected in the table above were related to integration activities for the Hillrom acquisition, consisting of $21 million of employee termination costs, $5 million of contract termination and other costs and $1 million of asset impairments. For the six months ended June 30, 2022, $83 million of the restructuring charges reflected in the table above were related to integration activities for the Hillrom acquisition, consisting of $59 million of employee termination costs, $17 million of contract termination and other costs and $7 million of asset impairments.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2022	$107
Charges	132
Payments	(63)
Reserve adjustments	(12)
Currency translation	(1)
Liability balance as of June 30, 2023	$163

Substantially all of our restructuring liabilities as of June 30, 2023 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2024.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Pension benefits
Service cost	$7	$21	$13	$40
Interest cost	35	24	72	48
Expected return on plan assets	(43)	(40)	(87)	(79)
Amortization of net losses and prior service costs	1	11	2	23
Net periodic pension cost	$—	$16	$—	$32
OPEB
Interest cost	$2	$1	$4	$2
Amortization of net loss and prior service credit	(6)	(3)	(12)	(6)
Net periodic OPEB cost (income)	$(4)	$(2)	$(8)	$(4)
12. INCOME TAXES
Our effective income tax rate was (5.5)% and 15.5% for the three months ended June 30, 2023 and 2022, respectively, and (14.2)% and 17.2% for the six months ended June 30, 2023 and 2022 , respectively. Our effective income tax rate can differ from the 21.0% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
For the three and six months ended June 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $30 million increase in the valuation allowance related to a deferred tax asset from a tax basis step-up that arose from previously enacted Swiss tax reform legislation and a favorable geographic earnings mix.
For the three and six months ended June 30, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and discrete tax matters in various foreign jurisdictions, of which none were individually material, partially offset by an increase in our liabilities for uncertain tax positions.
13. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income (loss) attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.

The following table is a reconciliation of net income (loss) attributable to Baxter stockholders.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Income (loss) from continuing operations	$(193)	$185	$(193)	$193
Less: Net income attributable to noncontrolling interests	2	3	3	5
Income (loss) from continuing operations attributable to Baxter stockholders	(195)	182	(196)	188
Income from discontinued operations	54	70	99	135
Net income (loss) attributable to Baxter stockholders	$(141)	$252	$(97)	$323
The following table is a reconciliation of basic shares to diluted shares.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Basic shares	506	504	506	503
Effect of dilutive securities	—	4	—	5
Diluted shares	506	508	506	508
Basic and diluted shares are the same for the three and six months ended June 30, 2023 due to our net losses for the period. The effect of dilutive securities for the three and six months ended June 30, 2022 includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs.
Diluted EPS excludes 27 million and 25 million shares issuable under equity awards for the three and six months ended June 30, 2023, respectively, and 12 million and 8 million shares issuable under equity awards for the three and six months ended June 30, 2022, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 7 for additional information regarding items impacting basic and diluted shares.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.
We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Chinese Renminbi, Japanese Yen, Swedish Krona, British Pound, Polish Zloty, Mexican Peso, Australian Dollar, Canadian Dollar, Korean Won, Colombian Peso, Brazilian Real, Russian Ruble, Turkish Lira and Indian Rupee. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $377 million and $398 million as of June 30, 2023 and December 31, 2022, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at June 30, 2023 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2023 and December 31, 2022.
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
There were no outstanding interest rate contracts designated as fair value hedges as of June 30, 2023 and December 31, 2022.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of June 30, 2023, we had an accumulated pre-tax unrealized translation gain in AOCI of $57 million related to the Euro-denominated senior notes.
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
There were no cash flow hedge dedesignations in the first six months of 2023 or 2022 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2023 or 2022.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first six months of 2023 or 2022.

Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $688 million as of June 30, 2023 and $753 million as of December 31, 2022.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended June 30, 2023 and 2022.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2023	2022		2023	2022
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(2)	$(2)
Foreign exchange contracts	10	19	Cost of sales	3	3
Net investment hedges	10	143	Other (income) expense, net	—	—
Total	$20	$162		$1	$1

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2023	2022
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(15)	$(26)

The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the six months ended June 30, 2023 and 2022.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2023	2022		2023	2022
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(3)	$(3)
Foreign exchange contracts	10	16	Cost of sales	7	5
Net investment hedges	(38)	185	Other (income) expense, net	—	—
Total	$(28)	$201		$4	$2

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2023	2022
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(18)	$(23)

As of June 30, 2023, $2 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2023.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$11	Accrued expenses and other current liabilities	$4
Total derivative instruments designated as hedges		11		4
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	2	Accrued expenses and other current liabilities	2
Total derivative instruments		$13		$6
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

	June 30, 2023		December 31, 2022
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$13	$6	$14	$12
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(1)	(1)	(4)	(4)
Total	$12	$5	$10	$8

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of June 30, 2023	Balance as of December 31, 2022	Balance as of June 30, 2023	Balance as of December 31, 2022
Long-term debt	$101	$101	$4	$4
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$13	$—	$13	$—
Available-for-sale debt securities	37	—	—	37
Marketable equity securities	37	37	—	—
Total	$87	$37	$13	$37
Liabilities
Foreign exchange contracts	$6	$—	$6	$—
Contingent payments related to acquisitions	21	—	—	21
Total	$27	$—	$6	$21

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$14	$—	$14	$—
Available-for-sale debt securities	47	—	—	47
Marketable equity securities	32	32	—	—
Total	$93	$32	$14	$47
Liabilities
Foreign exchange contracts	$12	$—	$12	$—
Contingent payments related to acquisitions	84	—	—	84
Total	$96	$—	$12	$84
As of June 30, 2023 and December 31, 2022, cash and cash equivalents of $1.72 billion, included money market and other short-term funds of approximately $303 million and $341 million, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended June 30,
	2023		2022
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$70	$42	$124	$53
Change in fair value recognized in earnings	(1)	(5)	(11)	—
Change in fair value recognized in AOCI	—	—	—	1
Transfers out of Level 3	—	—	—	(10)
Payments	(48)	—	—	—
Fair value at end of period	$21	$37	$113	$44

	Six months ended June 30,
	2023		2022
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$84	$47	$143	$30
Additions	—	—	—	21
Change in fair value recognized in earnings	(14)	(5)	(28)	—
Change in fair value recognized in AOCI	—	—	—	3
Transfers out of Level 3	—	(5)	—	(10)
Payments	(49)	—	(2)	—
Fair value at end of period	$21	$37	$113	$44
During the second quarter and first half of 2022, $8 million of available-for-sale debt securities that were previously classified as Level 3 converted to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon the initial public offering of the investee.

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of June 30, 2023 and December 31, 2022.

	Book values		Fair values(a)
(in millions)	2023	2022	2023	2022
Liabilities
Current maturities of long-term debt and finance lease obligations	$1,928	$1,105	$1,894	$1,079
Long-term debt and finance lease obligations	14,306	15,232	12,884	13,657
(a)    These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.
The carrying value of short-term debt approximates its fair value due to the short-term maturities of the obligations. The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments not presented in the above table, such as accounts receivable, short-term debt and accounts payable, approximate their fair values due to the short-term maturities of most of those assets and liabilities.
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $88 million as of June 30, 2023 and $104 million as of December 31, 2022. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. Those investments are included in Other non-current assets on our condensed consolidated balance sheets. During the quarter ended June 30, 2023, several of our investees either completed or are in the process of undertaking new financing rounds at lower enterprise valuations as compared to their valuations at the time of our investments. As a result, we recognized $18 million of impairments of equity investments without readily determinable fair values in the current period. In addition, we recognized a $5 million impairment of a convertible debt investment, which is accounted for as an available-for-sale security, during the second quarter of 2023. The fair value measurements of investments in non-marketable equity and convertible debt securities are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
16. SEGMENT INFORMATION
Our business is currently comprised of four segments, consisting of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. The Americas, EMEA and APAC segments provide a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; and surgical hemostat and sealant products. The Hillrom segment provides digital and connected care solutions and collaboration tools, including smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space.
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

Financial information for our segments is as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net sales:
Americas	$1,564	$1,494	$3,030	$2,971
EMEA	762	738	1,476	1,437
APAC	638	647	1,240	1,274
Hillrom	743	715	1,474	1,470
Total net sales	$3,707	$3,594	$7,220	$7,152
Operating income:
Americas	$498	$488	$918	$1,008
EMEA	112	169	218	288
APAC	118	156	225	307
Hillrom	147	149	305	349
Total segment operating income	$875	$962	$1,666	$1,952
The following is a reconciliation of segment operating income to income (loss) from continuing operations before income taxes per the condensed consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Total segment operating income	$875	$962	$1,666	$1,952
Corporate and other	(892)	(698)	(1,554)	(1,605)
Total operating income (loss)	(17)	264	112	347
Interest expense, net	124	89	241	174
Other (income) expense, net	42	(44)	40	(60)
Income (loss) from continuing operations before income taxes	$(183)	$219	$(169)	$233
We are implementing a new operating model intended to simplify and streamline our operations and we expect that our reportable segments will be changed to align with that new operating model when it is fully implemented, which is currently expected in the second half of 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022.
RECENT STRATEGIC ACTIONS
In January 2023, we announced the following planned strategic actions that are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value: (a) a proposed spinoff of our Renal Care and Acute Therapies product categories into an independent publicly traded company focused on kidney care (the proposed spinoff), (b) our development of a new operating model to simplify our operations and (c) our pursuit of strategic alternatives for our BioPharma Solutions (BPS) product category.
The proposed spinoff is currently expected to be completed by July 2024 or earlier, subject to the satisfaction of customary conditions. During the second quarter and first half of 2023 we generated $1.12 billion and $2.19 billion, respectively, of net sales from our Renal Care and Acute Therapies product categories, representing approximately 30% of our consolidated net sales, in both periods.
In May 2023, we entered into a definitive agreement to sell our BPS business. That business provides pharmaceutical and contract manufacturing and development services, which include sterile fill-finish manufacturing and support services across clinical and commercial applications, primarily serving customers in the pharmaceutical industry. BPS has historically operated through our subsidiaries Baxter Pharmaceutical Solutions, LLC, a Delaware limited liability company, and Baxter Oncology GmbH, a German limited liability company. Under the related equity purchase agreement (EPA), we have agreed to sell those entities to Advent International and Warburg Pincus for $4.25 billion in cash, subject to certain adjustments specified in the EPA. After giving effect to those adjustments, we currently expect to receive approximately $3.92 billion of net pre-tax cash proceeds (approximately $3.40 billion after tax). The transaction is expected to close during the second half of 2023, subject to regulatory approvals and other customary conditions. Upon closing, we currently expect to recognize a pre-tax gain of approximately $2.97 billion. We intend to use the net after-tax proceeds from this transaction to repay certain of our debt obligations.
We concluded that our BPS business met the criteria to be classified as held-for-sale in May 2023. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the pending divestiture of our BPS business, including its significance to our overall net income (loss) and earnings (loss) per share, and determined that those conditions for discontinued operations presentation have been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information about our discontinued operations.
During the second quarter and first half of 2023 we incurred significant separation and transaction-related costs related to the proposed spinoff and the pending sale of our BPS product category. For the remainder of 2023 and the first half of 2024 we expect to continue to incur such costs, which will adversely impact our earnings and operating cash flows. Additionally, if these proposed and pending actions are consummated, we expect to incur some amount of dis-synergies following those transactions due to the reduced size of our company and, as a result, we will need to undertake actions to help ensure that our cost structure is appropriate to support our remaining businesses. There can be no guarantees that the proposed spinoff or the pending sale of our BPS product category will be completed in the manner or over the timeframes described above, or at all.

We are also starting to implement a new operating model intended to simplify and streamline our operations and better align our manufacturing footprint and supply chain to our commercial activities. The new operating model will have significant impacts on our systems and processes across our entire company and we expect to have those broader operational changes, including our updated management reporting framework for the new operating model, fully implemented during the second half of 2023. At that time, we expect that our reportable segments will be changed to align with the new operating model. However, there can be no guarantees that the implementation of our new operating model will be completed within that timeframe.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Supply Constraints, Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and a number of exogenous factors including significant weather events, elevated inflation levels, increased interest rates, disruptions to certain ports of call around the world, the war in Ukraine and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing facilities, which often require us to transport our products long distances, we are more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. While we have begun to see improvements in the availability of certain component parts and improved pricing in certain raw materials, these challenges have not completely subsided and may continue to have a negative impact on our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories (including those acquired in our December 2021 acquisition of Hill-Rom Holdings, Inc. (Hillrom)) due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.

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

The existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates, shipping costs, labor costs and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased our costs of sourcing certain raw materials in some jurisdictions. We have experienced and may continue to experience inflationary increases in manufacturing costs and operating expenses and we may not be able to pass these cost increases on to our customers in a timely manner or at all, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
For further discussion, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
RESULTS OF OPERATIONS
Net income (loss) attributable to Baxter stockholders for the three and six months ended June 30, 2023 totaled $(141) million, or $(0.28) per diluted share, and $(97) million, or $(0.19) per diluted share, compared to $252 million, or $0.50 per diluted share, and $323 million, or $0.64 per diluted share, for the three and six months ended June 30, 2022. Net income (loss) attributable to Baxter stockholders for the three and six months ended June 30, 2023 included special items which decreased net income (loss) by $476 million and $729 million, respectively, or $0.94 and $1.44, per diluted share, respectively. See the following subsection for information about special items for all periods presented. Net income (loss) for the three and six months ended June 30, 2022 included special items which decreased net income (loss) by $191 million and $591 million, respectively, or $0.37 and $1.16 per diluted share, respectively.
Net income (loss) from continuing operations for both the three and six months ended June 30, 2023 totaled $(193) million, or $(0.39) per diluted share, compared to $185 million, or $0.36 per diluted share, and $193 million, or $0.37 per diluted share, for the three and six months ended June 30, 2022, respectively. Net income (loss) from continuing operations for the three and six months ended June 30, 2023 included special items which decreased net income by $475 million and $724 million, respectively, or $0.94 and $1.43 per diluted share, respectively. Net income (loss) from continuing operations for the three and six months ended June 30, 2022 included special items which decreased net income by $191 million and $591 million, respectively, or $0.37 and $1.16 per diluted share, respectively.
Special Items
The following table provides a summary of our special items and the related impact by line item on our results for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Gross Margin
Intangible asset amortization expense	$(105)	$(112)	$(215)	$(234)
Business optimization items[1]	(266)	(6)	(301)	(8)
Acquisition and integration items[2]	—	(9)	—	(173)
European medical devices regulation[3]	(12)	(12)	(24)	(23)
Divestiture-related costs[4]	(4)	—	(5)	—
Product-related items[5]	—	—	—	(23)
Total Special Items	$(387)	$(139)	$(545)	$(461)
Impact on Gross Margin Ratio	(10.4 pts)	(3.9 pts)	(7.6 pts)	(6.5 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$52	$81	$104	$176
Business optimization items[1]	27	36	119	114
Acquisition and integration items[2]	8	20	14	44
Divestiture-related costs[4]	33	$—	41	—
Total Special Items	$120	$137	$278	$334
Impact on SG&A Ratio	3.2 pts	3.8 pts	3.8 pts	4.7 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$—	$—	$7	$1
Total Special Items	$—	$—	$7	$1
Impact on R&D Ratio	0.0 pts	0.0 pts	0.1 pts	0.1 pts
Other Operating Expense (Income), net
Acquisition and integration items[2]	$(1)	$(11)	$(14)	$(28)
Total Special Items	$(1)	$(11)	$(14)	$(28)
Other (Income) Expense, net
Pension curtailment[6]	$—	$(11)	$—	$(11)
Investment impairments[7]	20	—	20	—
Total Special Items	$20	$(11)	$20	$(11)
Income Tax Expense
Tax matters[8]	$34	$—	$34	$—
Tax effects of special items[9]	(85)	$(63)	(146)	(166)
Total Special Items	$(51)	$(63)	$(112)	$(166)
Impact on Effective Tax Rate	(23.3 pts)	(5.0 pts)	(34.6 pts)	(3.6 pts)
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
1Our results in 2023 and 2022 were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These restructuring and other business optimization costs included actions related to our current implementation of a new operating model intended to simplify and streamline our operations, our integration of Hillrom, the decision to close one of our U.S.-based manufacturing facilities later this year, which resulted in a $243 million noncash impairment of property, plant and equipment in the second quarter of 2023, rationalization of certain other manufacturing and distribution facilities and transformation of certain general and administrative functions. Our results in 2023 included business optimization charges of $50 million in the second quarter and $184 million in the first half. Our results in 2022 included business optimization charges of $42 million in the second quarter and $123 million in the first half. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results in 2023 included $7 million in the second quarter and zero in the first half of acquisition and integration-related items. These amounts reflected $8 million in the second quarter and $14 million in the first half of integration costs, which primarily included third party consulting costs related to our integration of Hillrom, partially offset by a $1 million benefit in the second quarter and fully offset by a $14 million benefit in the first half from changes in the estimated fair values of contingent consideration liabilities. Our results in 2022 included $18 million in the second quarter and $189 million in the first half of acquisition and integration-related items. These amounts included $29 million in the second quarter and $217 million in the first half related to our acquisition of Hillrom, primarily reflecting $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2022. Other integration expenses in 2022 included third party consulting costs related to our integration and related cost savings activities. Those acquisition and integration-related expenses related to Hillrom were partially offset by an $11 million benefit in the second quarter and a $28 million benefit in the first half from changes in the estimated fair values of contingent consideration liabilities.
3Our results in 2023 included $12 million in the second quarter and $24 million in the first half of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results. Our results in 2022 included $12 million in the second quarter and $23 million in the first half related to these requirements.
4Our results in 2023 included $37 million in the second quarter and $46 million in the first half of divestiture-related costs, primarily reflecting costs of external advisors supporting our activities to prepare for the proposed spinoff of our Renal Care and Acute Therapies product categories. We also incurred $8 million and $15 million of additional divestiture-related costs in the second quarter and first half of 2023, respectively, related to the pending sale of our BPS product category that are reported in discontinued operations and are not presented in the table above. Refer to "Recent Strategic Actions" above for more information about those proposed and pending transactions.
5Our results in 2022 included charges of $23 million in the first half related to warranty and remediation activities arising from two field corrective actions on certain of our infusion pumps.
6Our results in 2022 included a curtailment gain of $11 million in the second quarter and first half related to an announced change for active non-bargaining participants in our U.S. Hillrom pension plan.
7Our results in 2023 included $20 million of net pre-tax losses from non-marketable investments in several early stage companies in the second quarter, consisting of $23 million of noncash impairment write-downs, partially offset by a $3 million gain from the sale of an investment.
8Our results in 2023 included a $30 million valuation allowance recorded to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax reform legislation to reflect our current estimate of its recoverability and $4 million of tax costs from divestiture-related activities.
9This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.

NET SALES

	Three Months Ended June 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
United States	$1,751	$1,700	3%	3%
International	$1,956	1,894	3%	5%
Total net sales	$3,707	$3,594	3%	4%

	Six Months Ended June 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
United States	$3,418	$3,412	0%	0%
International	$3,802	3,740	2%	6%
Total net sales	$7,220	$7,152	1%	3%
Foreign currency unfavorably impacted net sales by 1 percentage point during the second quarter of 2023, compared to the prior-year periods, principally due to the strengthening of the U.S. Dollar relative to the Chinese Renminbi, Australian Dollar and Turkish Lira, partially offset by the weakening of the U.S. Dollar relative to the Euro. Foreign currency unfavorably impacted net sales by 2 percentage points during the first half of 2023 due to the strengthening of the U.S. Dollar relative to the Chinese Renminbi, Australian Dollar, Turkish Lira, British Pound and the Colombian Peso.
The comparisons presented at constant currency rates reflect current period local currency sales at the prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and the current period. We believe that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the U.S. GAAP measure of change in net sales at actual currency rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
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
•    Other includes sales of other miscellaneous product and service offerings. Contract manufacturing revenues earned by our manufacturing facility in Round Lake Illinois, which totaled $2 million for the six months ended June 30, 2023 and $11 million and $18 million for the three and six months ended June 30, 2022, respectively, were historically presented as BPS sales. Those sales transactions, which are not impacted by the pending divestiture of our BPS business, continue to be presented as continuing operations in the accompany consolidated financial statements and have been reclassified to our Other product category for all periods presented.
The following is a summary of net sales by product category:

	Three Months Ended June 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Renal Care	$936	$931	1%	2%
Medication Delivery	761	710	7%	7%
Pharmaceuticals	550	528	4%	6%
Clinical Nutrition	243	230	6%	7%
Advanced Surgery	272	263	3%	4%
Acute Therapies	180	173	4%	6%
Patient Support Systems	359	364	(1)%	(1)%
Front Line Care	307	282	9%	9%
Global Surgical Solutions	77	69	12%	9%
Other	22	44	(50)%	(50)%
Total Baxter	$3,707	$3,594	3%	4%

	Six months ended June 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Renal Care	$1,828	$1,825	0%	3%
Medication Delivery	1,448	1,416	2%	4%
Pharmaceuticals	1,074	1,049	2%	6%
Clinical Nutrition	467	457	2%	5%
Advanced Surgery	518	491	5%	7%
Acute Therapies	360	361	(0)%	2%
Patient Support Systems	707	747	(5)%	(5)%
Front Line Care	609	576	6%	6%
Global Surgical Solutions	158	147	7%	8%
Other	51	83	(39)%	(39)%
Total Baxter	$7,220	$7,152	1%	3%
Renal Care net sales increased 1% in the second quarter and were flat in the first half of 2023, as compared to the prior-year periods. Sales performance in the current year periods was primarily due to patient growth in PD, pricing initiatives and recent government tender awards in EMEA, partially offset by lower sales in China, primarily due to government-based procurement initiatives and the impact of COVID-19 on that country’s renal patient population, the termination of a distribution agreement in the U.S. and negative foreign exchange rate impacts of 1% and 3%, respectively, for the second quarter and first half of 2023, as compared to the prior-year periods.
Medication Delivery net sales increased 7% in the second quarter and 2% in the first half of 2023, as compared to the prior-year periods. Performance in the second quarter benefited from increased demand for our IV administration sets and solutions, reflecting a recovery in hospital admission rates and surgical procedures, competitor supply constraints and some improvement in the availability of certain component parts used in our infusion pumps. Performance in the first half benefited from the same items impacting sales in the second quarter, partially offset by higher U.S. distributor chargebacks and customer rebates and a 2% negative impact from foreign exchange rates, as compared to the prior-year period.
Pharmaceuticals net sales increased 4% in the second quarter and 2% in the first half of 2023, as compared to the prior-year periods. The increases in the second quarter and first half reflect growth from our U.S. injectable products, driven by our recent launches of Zosyn, following the transfer of the related product rights to us earlier this year, Bendamustine and Norepinephrine, and increased demand for our international pharmacy compounding services. Partially offsetting those items were lower sales of inhaled anesthesia and negative foreign exchange rate impacts of 2% and 4%, respectively, for the second quarter and first half of 2023, as compared to the prior-year periods.
Clinical Nutrition net sales increased 6% in the second quarter and 2% in the first half of 2023, as compared to the prior-year periods. The increase in the second quarter and first half was driven by strong demand for our nutrition compounding services and our parenteral nutrition products. Partially offsetting those items was increased competitor activity in the U.S. and negative foreign exchange rate impacts of 1% and 3%, respectively, for the second quarter and first half of 2023, as compared to the prior-year periods.
Advanced Surgery net sales increased 3% in the second quarter and 5% in the first half of 2023, as compared to the prior-year periods. The increase in the second quarter and first half was driven by continued recovery in surgical procedures, partially offset by supply constraints, the exit of a product distribution arrangement, a comparison against prior-year periods that benefited from competitor supply constraints and a 1% and 2%, respectively, negative impact from foreign exchange rate changes, as compared to the prior-year periods.
Acute Therapies net sales increased 4% in the second quarter and were flat in the first half of 2023, as compared to the prior-year periods. The increase in the second quarter was driven by strong demand for our CRRT offerings, partially offset by a 2% negative impact from foreign exchange rate changes, as compared to the prior-year period. The flat net sales in the first half also reflects a comparison against a prior year period that included strong COVID-related demand for our CRRT offerings during the first quarter.
Patient Support Systems net sales decreased 1% in the second quarter and 5% in the first half of 2023, as compared to the prior-year periods. The decreases reflect lower demand for hospital beds, which we believe is being driven by current capital spending constraints at certain of our customers, and lower rental revenues, partially offset by sales generated from recent product launches in the U.S. We are starting to see some improvement in capital spending, as our order rates improved sequentially from the first quarter to the second quarter of 2023.
Front Line Care net sales increased 9% in the second quarter and 6% in the first half of 2023, as compared to the prior-year periods. The increase was driven by increased demand for our physical assessment tools, respiratory health products and cardiology products. Performance in the second quarter benefited from improved availability of component parts used in certain of our products.
Global Surgical Solutions net sales increased 12% in the second quarter and 7% in the first half of 2023, as compared to the prior-year periods, driven by strong international demand. Sales growth in the second quarter reflected a 3% positive impact from foreign exchange rates and sales growth in the first half reflected a 1% negative impact from foreign exchange rates, as compared to the prior-year periods.
Gross Margin and Expense Ratios

	Three months ended June 30,
	2023	% of net sales	2022	% of net sales	$ change	% change
Gross margin	$1,111	30.0%	$1,371	38.1%	$(260)	(19.0)%
SG&A	$964	26.0%	$970	27.0%	$(6)	(0.6)%
R&D	$165	4.5%	$148	4.1%	$17	11.5%

	Six months ended June 30,
	2023	% of net sales	2022	% of net sales	$ change	% change
Gross margin	$2,386	33.0%	$2,633	36.8%	$(247)	(9.4)%
SG&A	$1,959	27.1%	$2,017	28.2%	$(58)	(2.9)%
R&D	$329	4.6%	$297	4.2%	$32	10.8%
Gross Margin
The gross margin ratio was 30.0% and 33.0% in the second quarter and first half of 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 10.4 and 7.6 percentage points on the gross margin ratio in the second quarter and first half of 2023, respectively. The gross margin ratio was 38.1% and 36.8% in the second quarter and first half of 2022, respectively. Special items had an unfavorable impact of approximately 3.9 and 6.5 percentage points on the gross margin ratio in the second quarter and first half of 2022, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the gross margin ratio decreased in the second quarter and first half of 2023 compared to the prior-year periods primarily due to the adverse cost impacts of raw materials inflation.
SG&A
The SG&A expenses ratio was 26.0% and 27.1% in the second quarter and first half of 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.2 and 3.8 percentage points on the SG&A expenses ratio in the second quarter and first half of 2023, respectively. The SG&A expenses ratio was 27.0% and 28.2% in the second quarter and first half of 2022, respectively. Special items had an unfavorable impact of approximately 3.8 and 4.7 percentage points on the SG&A expenses ratio in the second quarter and first half 2022, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the SG&A expenses ratio decreased in the second quarter and first half of 2023 compared to the prior-year periods primarily due to savings from restructuring actions implemented in recent periods, partially offset by higher bonus accruals under our annual employee incentive compensation plan.
R&D
The R&D expenses ratio was 4.5% and 4.6% in the second quarter and first half of 2023, respectively. The special items identified earlier in this section had no impact on the R&D expenses ratio in the second quarter and an unfavorable impact of approximately 0.1 percentage point on the R&D expenses ratio in the first half of 2023. The R&D expenses ratio was 4.1% and 4.2% in the second quarter and first half of 2022, respectively. Special items had no impact on the R&D expenses ratio in the second quarter and an unfavorable impact of approximately 0.1 percentage point on the R&D expenses ratio in the first half of 2022. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the R&D expenses ratio increased in the second quarter and first half of 2023 compared to the prior-year periods as a result of increased project-related expenditures, particularly related to our connected care portfolio.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts have included restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. From the commencement of our business optimization actions in the second half of 2015 through June 30, 2023, we have incurred cumulative pre-tax costs of $1.86 billion related to these actions. The costs consisted primarily of employee termination costs, implementation costs, contract termination costs, asset impairments, and accelerated depreciation.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $20 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. For example, we expect to incur additional restructuring charges during 2023 related to our implementation of a new operating model intended to simplify and streamline our operations (including our manufacturing footprint), as discussed above under "Recent Strategic Actions." Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.

Other Operating Income, Net
Other operating income, net was $1 million and $14 million in the second quarter and first half of 2023, respectively, and $11 million and $28 million in the second quarter and first half of 2022, respectively. Those amounts were comprised of changes in the estimated fair value of contingent consideration liabilities.
Interest Expense, Net
Interest expense, net was $124 million and $241 million in the second quarter and first half of 2023, respectively, and $89 million and $174 million in the second quarter and first half of 2022, respectively. The increase in 2023 was driven by higher interest rates on our floating rate debt, partially offset by net repayments in the current year periods.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $42 million and $40 million in the second quarter and first half of 2023, respectively, and income of $44 million and $60 million in the second quarter and first half of 2022, respectively. In the second quarter and first half of 2023, the net expense was primarily driven by foreign exchange losses, non-marketable investment impairments and a decrease in the fair value of marketable equity securities, partially offset by pension and other postretirement benefits. In the second quarter and first half of 2022, the income was primarily due to foreign exchange gains, an increase in the fair value of marketable equity securities, pension and other postretirement benefits and a pension curtailment gain.
Income Taxes
Our effective income tax rate was (5.5)% and 15.5% in the second quarter, and (14.2)% and 17.2% in the first half of 2023 and 2022, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
For the three and six months ended June 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $30 million increase in the valuation allowance related to a deferred tax asset basis step-up that arose from previously enacted Swiss tax reform legislation and a favorable geographic earnings mix.
For the three and six months ended June 30, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix and discrete tax matters in various jurisdictions, of which none were individually material, partially offset by an increase in our liabilities for uncertain tax positions.
Discontinued Operations
In May 2023, we entered into a definitive agreement to sell our BPS business and its results have been presented as discontinued operations for the three and six months ended June 30, 2023 and 2022. Income from discontinued operations, net of tax, was $54 million and $99 million, respectively, in the second quarter and first half of 2023, compared to $70 million and $135 million, respectively, in the second quarter and first half of 2022. The decreases were primarily driven by lower sales in the current year periods, reflecting a comparison against prior year periods that included more significant sales from contract manufacturing of COVID-19 vaccines, as well as increased SG&A expense due to divestiture-related costs of $8 million and $15 million, respectively, in the second quarter and first half of 2023. Refer to Note 2 within Item 1 for additional information.
Segment Results
Our global operations are currently comprised of four segments, consisting of the following geographic segments related to legacy Baxter business: Americas, EMEA and APAC, and a global segment for our Hillrom business. We use net sales and operating income on a segment basis to make resource allocation decisions and assess the ongoing performance of our segments. The following is a summary of financial information for our reportable segments:

	Net sales				Operating income (loss)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Americas	$1,564	$1,494	$3,030	$2,971	$498	$488	$918	$1,008
EMEA	762	738	1,476	1,437	112	169	218	288
APAC	638	647	1,240	1,274	118	156	225	307
Hillrom	743	715	1,474	1,470	147	149	305	349
Total segments	3,707	3,594	7,220	7,152	875	962	1,666	1,952
Corporate and other	—	—	—	—	(892)	(698)	(1,554)	(1,605)
Total	$3,707	$3,594	$7,220	$7,152	$(17)	$264	$112	$347
Americas
Segment net sales and operating income were $1.56 billion and $498 million, respectively, in the second quarter of 2023 and $3.03 billion and $918 million, respectively, in the first half of 2023. Segment net sales and operating income were $1.49 billion and $488 million, respectively, in the second quarter and $2.97 billion and $1.01 billion, respectively, in the first half of 2022. The increase in operating income in the second quarter of 2023 was primarily due to increased sales and SG&A savings from restructuring actions implemented in recent periods, partially offset by lower gross margins due to raw materials inflation and higher supply chain costs. The decrease in operating income in the first half of 2023 was due to lower gross margins resulting from raw materials inflation and higher supply chain costs, partially offset by increased sales and SG&A savings from restructuring actions implemented in recent periods.
EMEA
Segment net sales and operating income were $762 million and $112 million, respectively, in the second quarter of 2023 and $1.48 billion and $218 million, respectively, in the first half of 2023. Segment net sales and operating income were $738 million and $169 million, respectively, in the second quarter and $1.44 billion and $288 million, respectively, in the first half of 2022. The decrease in operating income was primarily due to an unfavorable impact of foreign exchange rates on results, as compared to the prior-year period, an unfavorable product mix and higher supply chain and raw materials costs, partially offset by increased sales.
APAC
Segment net sales and operating income were $638 million and $118 million, respectively, in the second quarter of 2023 and $1.24 billion and $225 million, respectively, in the first half of 2023. Segment net sales and operating income were $647 million and $156 million, respectively, in the second quarter $1.27 billion and $307 million, respectively, in the first half of 2022. The decrease in operating income was driven by lower sales, resulting from the unfavorable impact of foreign exchange rates on results, as compared to the prior-year period, and higher supply chain and raw materials costs.
Hillrom
Segment net sales and operating income were $743 million and $147 million, respectively, in the second quarter of 2023 and $1.47 billion and $305 million, respectively, in the first half of 2023. Segment net sales and operating income were $715 million and $149 million, respectively, in the second quarter and $1.47 billion and $349 million, respectively, in the first half of 2022. The increase in operating income in the second quarter was due to savings from restructuring actions implemented during the current year, partially offset by an unfavorable product mix and higher supply chain and raw materials costs. The decrease in operating income in the first half of 2023 was due to lower sales in our Patient Support Systems product category, an unfavorable product mix and higher supply chain and raw materials costs, partially offset by higher sales in our Front Line Care and Global Surgical Solutions product categories.

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
The Corporate operating loss in the second quarter was higher than the prior-year periods primarily due to business optimization charges, which included a $243 million noncash impairment of property, plant and equipment resulting from our decision to close one of our U.S.-based manufacturing facilities later this year, increased centrally managed manufacturing and supply chain costs and higher bonus accruals under our annual employee incentive compensation plans, partially offset by lower intangible asset amortization expense and acquisition and integration-related expenses.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the six-month periods ended June 30, 2023 and 2022.

	Six months ended June 30,
(in millions)	2023	2022
Cash flows from operations - continuing operations	$780	$369
Cash flows from investing activities - continuing operations	(326)	(457)
Cash flows from financing activities	(492)	(1,017)
Cash Flows from Operations - Continuing Operations
In the first half of 2023, cash provided by operating activities - continuing operations was $780 million, as compared to cash provided by operating activities of $369 million in the first half of 2022, an increase of $411 million. Cash flows from operations in the current year period was favorably impacted, as compared to the prior year period, by lower annual payouts under our employee incentive compensation plans, which were determined based on our 2022 performance, and by the timing of accounts payable payments.
Cash Flows from Investing Activities - Continuing Operations
In the first half of 2023, cash used for investing activities - continuing operations included payments for acquisitions and investments of $3 million and capital expenditures of $328 million. In the first half of 2022, cash used for investing activities included payments for acquisitions and investments of $190 million, primarily related to our payment to acquire the rights to Zosyn, and capital expenditures of $277 million.
Cash Flows from Financing Activities
In the first half of 2023, cash used in financing activities included dividend payments of $292 million and debt repayments of $142 million and a net decrease in commercial paper borrowings of $51 million, partially offset by proceeds from stock issued under employee benefit plans of $54 million. In the first half of 2022, cash used for financing activities included debt repayments of $749 million, dividend payments of $281 million, and a $45 million net repayment of short-term borrowings, partially offset by proceeds from stock issued under employee benefit plans of $88 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized the repurchase of up to $2.00 billion of our common stock. Our Board of Directors increased this authority by an additional $1.50 billion in each of November 2016 and February 2018, by an additional $2.00 billion in November 2018 and by an additional $1.50 billion in October 2020. We did not repurchase any shares under this authority in the first half of 2023. We had $1.30 billion remaining available under this authorization as of June 30, 2023.

Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of June 30, 2023, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.50 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of June 30, 2023 or December 31, 2022. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
In the first quarter of 2023, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the four fiscal quarters ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023. As of June 30, 2023, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of June 30, 2023, we had capacity to draw approximately $2.63 billion under our credit facilities, less outstanding commercial paper borrowings, which were $249 million as of June 30, 2023. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on our credit facilities.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations or by issuing additional debt. We had $1.72 billion of cash and cash equivalents as of June 30, 2023, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of June 30, 2023, we had approximately $16.48 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
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
LIBOR Reform
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis was not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). In 2020, it was announced that certain U.S. dollar LIBOR tenors would not cease until 2023. In September 2022, our $2.50 billion U.S. dollar-denominated revolving credit facility and our $4.00 billion Term Loan Credit Agreement were amended to reference SOFR-based rates. Currently, our €200 million Euro-denominated revolving credit facility references EURIBOR-based rates. A discontinuation would require this arrangement to be modified in order to replace EURIBOR with an alternative reference interest rate, which could impact our cost of funds. That credit facility agreement includes provisions related to the determination of a successor rate.

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
The valuation of goodwill and intangible assets is one of our critical accounting policies and we recognized significant impairment charges during 2022. During the current year-to-date period, our Patient Support Systems reporting unit has been experiencing lower levels of customer orders for certain products than what we had previously expected. Certain of the products sold by that reporting unit are subject to our customers’ capital budgets and we believe that many of those customers are delaying significant capital purchases due to uncertainty in the current economic environment. We currently expect that such capital spending constraints will likely continue throughout much of 2023. However, we have not reduced our longer-term outlook for that reporting unit and we have seen sequential improvement in capital orders between the first and second quarters of 2023. We currently expect that such capital spending constraints, which are often cyclical and closely aligned with broader economic conditions, will continue to improve in the foreseeable future. Based on the excess of the reporting unit’s fair value over its carrying amount during our most recent annual impairment test in the fourth quarter of 2022 and our expectations for its performance over the forecast period, we determined that it is not more likely than not that the goodwill of that reporting unit was impaired as of June 30, 2023. Therefore, we did not perform a trigger-based quantitative goodwill impairment test during the second quarter of 2023. However, we are continuing to closely monitor the performance of our Patient Support Systems reporting unit and if there is a significant adverse change in our outlook for that business in the future a goodwill impairment could arise at that time.
There have been no significant changes in the application of our critical accounting policies during the first half of 2023.
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
CERTAIN REGULATORY MATTERS
In July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris), the U.S. Food and Drug Administration (FDA) commenced an inspection of the Claris’ facilities in Ahmedabad, India. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (2017 Warning Letter).¹ FDA re-inspected the facilities and issued a Form FDA 483 on May 17, 2022. On September 1, 2022, FDA notified us that the inspection had been classified as voluntary action indicated. From January 19, 2023 to January 27, 2023, FDA performed an inspection at the Ahmedabad site, concluding with the issuance of a Form FDA 483. On April 26, 2023, FDA notified us that the inspection had been classified as official action indicated. We received a Warning Letter on July 25, 2023 based on observations identified in the January 2023 inspection (2023 Warning Letter). Since the issuance of the 2017 Warning Letter, we have implemented corrective and preventive actions to address FDA's observations, as well as other enhancements at the site. We intend to fully respond to the 2023 Warning Letter, including the implementation of additional corrective and preventive actions, and to continue to engage with FDA regarding the agency's observations. In addition, since the issuance of the 2017 Warning Letter, we have secured other sites in our manufacturing network and have launched and distribute select products from those sites in the U.S.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements may include statements with respect to our plan to implement a simplified operating model, the proposed spinoff of our Renal Care and Acute Therapies product categories, our review of strategic alternatives the pending sale of our BPS product category and other portfolio management activities we may undertake in the future, accounting estimates and assumptions (including with respect to goodwill and other intangible asset impairments), global economic conditions, litigation-related matters, future regulatory filings and our R&D pipeline (including anticipated product approvals or clearances), sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency, interest rate and credit risks (including as a result of recent banking crises), the impact of inflation on our business, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances, the adequacy of tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	our ability to execute and complete strategic initiatives, asset dispositions and other transactions, including the proposed spinoff of our Renal Care and Acute Therapies product categories, our plans to simplify our operating model and manufacturing footprint and the pending sale of our BPS product category, the timing for such transactions, the ability to satisfy any applicable conditions and the expected proceeds, consideration and benefits;
•	failure to accurately forecast or achieve our short-and long-term financial improvement performance and goals (including with respect to our strategic actions) and related impacts on our liquidity;
•	our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds and the capital structure of the public company that we expect to form as a result of the proposed spinoff (and the resulting capital structure for the remaining company);
•	the impact of global economic conditions (including, among other things, inflation levels, interest rates, financial market volatility, banking crises, the potential for a recession, the ongoing war in Ukraine, the related economic sanctions being imposed globally in response to the conflict and potential trade wars) and continuing public health crises, pandemics and epidemics, such as the COVID-19 pandemic, or the anticipation of any of the foregoing, on our operations and our employees, customers and suppliers, including foreign governments in countries in which we operate;
•	downgrades to our credit ratings or ratings outlooks, and the related impact on our funding costs and liquidity;
•	product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;

•	product quality or patient safety issues leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales, including the focus on evaluating product portfolios for the potential presence or formation of nitrosamines;
•	future actions of (or failures to act or delays in acting by) FDA, the European Medicines Agency or any other regulatory body or government authority (including the SEC, DOJ or the Attorney General of any State) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities, including the continued delay in lifting the warning letters at our Ahmedabad facility;
•
demand for and market acceptance risks for and competitive pressures related to new and existing products (including challenges with our ability to accurately predict changing customer preferences and future expenditures, which has led to and may continue to lead to increased inventory levels, and needs and advances in technology and the resulting impact on customer inventory levels), and the impact of those products on quality and patient safety concerns;

•	breaches, including by cyber-attack, data leakage, unauthorized access or theft, or failures of or vulnerabilities in, our information technology systems or products;
•
the continuity, availability and pricing of acceptable raw materials and component parts (and our ability to pass some or all of these costs to our customers through recent price increases or otherwise), and the related continuity of our manufacturing and distribution and those of our suppliers;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);
•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;
•	loss of key employees, the occurrence of labor disruptions or the inability to identify and recruit new employees;
•	failures with respect to our quality, compliance or ethics programs;
•	future actions of third parties, including third-party payers and our customers and distributors (including GPOs and IDNs), the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and annual proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);
•	the outcome of pending or future litigation, including the ethylene oxide or other claims;
•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;
•	global regulatory, trade and tax policies (including with respect to climate change and other sustainability matters);
•	the ability to protect or enforce our owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting our manufacture, sale or use of affected products or technology;
•	the impact of any goodwill or other intangible asset impairments on our operating results;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (whether with respect to current or future tax reform);

•	actions by tax authorities in connection with ongoing tax audits;
•	other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, all of which are available on our website.

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
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of June 30, 2023 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of June 30, 2023, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $7 million with respect to those contracts would change by $8 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of June 30, 2023 by replacing the actual exchange rates as of June 30, 2023 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of June 30, 2023, our subsidiary in Turkey had net monetary assets of $21.6 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2022 Annual Report. There were no significant changes during the quarter ended June 30, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
During the second quarter of 2023, we completed the implementation of a new financial consolidation system. The implementation of our new system was not made in response to any identified deficiency or weakness in our internal controls over financial reporting. The implementation was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the implementation. Management will continue to monitor, test and evaluate the operating effectiveness of internal controls related to the consolidation system during the post-implementation period to ensure that effective controls over financial reporting continue to be maintained.
Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2022 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.00 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.50 billion in each of November 2016 and February 2018, by an additional $2.00 billion in November 2018 and by an additional $1.50 billion in October 2020. During the second quarter of 2023, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of June 30, 2023. This program does not have an expiration date.
Item 5. Other Information
Certain of our officers and directors have made elections to participate in, and are participating in, our employee stock purchase plan or have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Updated Almeida Terms of Employment Letter
On July 25, 2023 Baxter entered into an amended offer letter with Mr. Almeida setting forth the terms of his continued employment. Under the new letter, which replaces Mr. Almeida’s prior offer letter, Mr. Almeida will continue to serve as Chairman of the Board and President and Chief Executive Officer of the Company. Mr. Almeida’s base salary will remain $1,300,000 per annum, his target bonus will remain at 165% of base salary, and his current annual long-term incentive target opportunity will continue to be $11,000,000. Mr. Almeida remains eligible to receive benefits to the same extent and on the same terms as those benefits provided to other senior executives. Mr. Almeida also remains eligible to receive cash severance equal to two years’ base salary and target bonus in the event of an involuntary termination without “Cause” or termination with “Good Reason” (each as defined in Mr. Almeida’s Change In Control Agreement dated September 24, 2020). In addition, Mr. Almeida is eligible to use the Company aircraft or, if unavailable, charter aircraft for personal use up to 50 hours per calendar year (prorated for 2023 based on the date of the amended offer letter). Mr. Almeida is required to reimburse the Company for any personal usage of the Company’s aircraft in excess of this allowance pursuant to his time sharing agreement with the Company and is responsible for all taxes associated with the allowance.
In addition to these benefits, in accordance with the terms of his Change In Control Agreement, Mr. Almeida remains eligible for certain payments in the event of his termination for Good Reason or termination without Cause following a “Change in Control” (as defined in such agreement). Mr. Almeida is also subject to certain restrictive covenants, including non-competition, non-solicitation of customers, suppliers and employees and non-disparagement.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the amended offer letter, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated into this filing by reference.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

2.1
Equity Purchase Agreement, dated May 8, 2023, by and among Baxter International Inc., Baxter Healthcare Corporation, Baxter Deutschland Holding GmbH, Gambro Dialysatoren GmbH, Bamboo US BidCo LLC and Blitz 23-317 GmbH (incorporated by reference to Exhibit 2.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on May 9, 2023).

3.1	Amended and Restated Bylaws, dated May 6, 2023 (incorporated by reference to Exhibit 3.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on May 9, 2023).

10.1*	Amended Offer Letter between Baxter International Inc. and José E. Almeida, dated as of July 25, 2023.

10.2*	Change in Control Agreement between Baxter International Inc. and Christopher Toth, dated as of June 15, 2023.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)
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

BAXTER INTERNATIONAL INC.
(Registrant)
Date: July 27, 2023
	By:	/s/ Brian C. Stevens
Brian C. Stevens Senior Vice President, Interim Chief Financial Officer, Chief Accounting Officer and Controller (duly authorized officer and principal financial and accounting officer)