Form 10-Q
period 2023-09-30
BAXTER INTERNATIONAL INC
filed 2023-11-02
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 26, 2023 was 507,323,509 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$5,788	$1,718
Accounts receivable, net of allowances of $132 in 2023 and $114 in 2022	2,512	2,571
Inventories	2,873	2,679
Prepaid expenses and other current assets	861	857
Current assets of discontinued operations	—	186
Total current assets	12,034	8,011
Property, plant and equipment, net	4,278	4,695
Goodwill	6,407	6,452
Other intangible assets, net	6,230	6,793
Operating lease right-of-use assets	519	541
Other non-current assets	1,188	1,109
Non-current assets of discontinued operations	—	686
Total assets	$30,656	$28,287
Current liabilities:
Short-term debt	$514	$299
Current maturities of long-term debt and finance lease obligations	1,912	1,105
Accounts payable	1,246	1,110
Accrued expenses and other current liabilities	2,537	2,170
Current liabilities of discontinued operations	—	61
Total current liabilities	6,209	4,745
Long-term debt and finance lease obligations, less current portion	14,067	15,232
Operating lease liabilities	436	447
Other non-current liabilities	1,778	1,848
Non-current liabilities of discontinued operations	—	120
Total liabilities	22,490	22,392
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2023 and 2022	683	683
Common stock in treasury, at cost, 176,198,622 shares in 2023 and 179,062,594 shares in 2022	(11,249)	(11,389)
Additional contributed capital	6,368	6,322
Retained earnings	16,015	14,050
Accumulated other comprehensive income (loss)	(3,716)	(3,833)
Total Baxter stockholders’ equity	8,101	5,833
Noncontrolling interests	65	62
Total equity	8,166	5,895
Total liabilities and equity	$30,656	$28,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$3,708	$3,609	$10,928	$10,761
Cost of sales	2,591	2,564	7,425	7,083
Gross margin	1,117	1,045	3,503	3,678
Selling, general and administrative expenses	1,002	941	2,961	2,958
Research and development expenses	166	151	495	448
Goodwill impairments	—	2,785	—	2,785
Other operating expense (income), net	—	48	(14)	20
Operating income (loss)	(51)	(2,880)	61	(2,533)
Interest expense, net	128	104	369	278
Other (income) expense, net	(7)	61	33	1
Loss from continuing operations before income taxes	(172)	(3,045)	(341)	(2,812)
Income tax benefit	(223)	(54)	(199)	(14)
Income (loss) from continuing operations	51	(2,991)	(142)	(2,798)
Income from discontinued operations, net of tax	2,460	57	2,559	192
Net income (loss)	2,511	(2,934)	2,417	(2,606)
Net income attributable to noncontrolling interests	3	3	6	8
Net income (loss) attributable to Baxter stockholders	$2,508	$(2,937)	$2,411	$(2,614)
Income (loss) from continuing operations per common share
Basic	$0.09	$(5.94)	$(0.29)	$(5.58)
Diluted	$0.09	$(5.94)	$(0.29)	$(5.58)
Income from discontinued operations per common share
Basic	$4.85	$0.11	$5.06	$0.38
Diluted	$4.83	$0.11	$5.06	$0.38
Net income (loss) per common share
Basic	$4.95	$(5.83)	$4.76	$(5.20)
Diluted	$4.93	$(5.83)	$4.76	$(5.20)
Weighted-average number of shares outstanding
Basic	507	504	506	503
Diluted	509	504	506	503
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income (loss) from continuing operations	$51	$(2,991)	$(142)	$(2,798)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $10 and $(16) for the three months ended September 30, 2023 and 2022, respectively, and $1 and ($25) for the nine months ended September 30, 2023 and 2022, respectively.	(67)	(274)	(62)	(650)
Pension and other postretirement benefits, net of tax expense (benefit) of zero and $5 for the three months ended September 30, 2023 and 2022, respectively, and ($3) and $13 the nine months ended September 30, 2023 and 2022, respectively.	(1)	15	(12)	47
Hedging activities, net of tax expense (benefit) of $2 and $5 for the three months ended September 30, 2023 and 2022, respectively, and $3 and $8 for the nine months ended September 30, 2023 and 2022, respectively.	5	16	10	27
Available-for-sale debt securities, net of tax expense of zero for the three months ended September 30, 2023 and 2022 and zero and $1 for the nine months ended September 30, 2023 and 2022, respectively.	—	—	—	2
Total other comprehensive loss from continuing operations, net of tax	(63)	(243)	(64)	(574)
Comprehensive loss from continuing operations	(12)	(3,234)	(206)	(3,372)
Income from discontinued operations, net of tax	2,460	57	2,559	192
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero for the three and nine months ended September 30, 2023 and 2022	165	(45)	185	(101)
Pension and other postretirement benefits, net of tax expense (benefit) of zero for the three and nine months ended September 30, 2023 and 2022	(4)	1	(4)	1
Total other comprehensive income (loss) from discontinued operations	161	(44)	181	(100)
Comprehensive income from discontinued operations	2,621	13	2,740	92
Comprehensive income (loss)	2,609	(3,221)	2,534	(3,280)
Less: Comprehensive income attributable to noncontrolling interests	3	3	6	8
Comprehensive income (loss) attributable to Baxter stockholders	$2,606	$(3,224)	$2,528	$(3,288)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2023	683	$683	177	$(11,296)	$6,341	$13,655	$(3,814)	$5,569	$62	$5,631
Net income	—	—	—	—	—	2,508	—	2,508	3	2,511
Other comprehensive income (loss)	—	—	—	—	—	—	98	98	—	98
Stock issued under employee benefit plans and other	—	—	(1)	47	27	—	—	74	—	74
Dividends declared on common stock	—	—	—	—	—	(148)	—	(148)	—	(148)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2023	683	$683	176	$(11,249)	$6,368	$16,015	$(3,716)	$8,101	$65	$8,166

	For the nine months ended September 30, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2023	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net income	—	—	—	—	—	2,411	—	2,411	6	2,417
Other comprehensive income (loss)	—	—	—	—	—	—	117	117	—	117
Stock issued under employee benefit plans and other	—	—	(3)	140	46	—	—	186	—	186
Dividends declared on common stock	—	—	—	—	—	(446)	—	(446)	—	(446)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2023	683	$683	176	$(11,249)	$6,368	$16,015	$(3,716)	$8,101	$65	$8,166

	For the three months ended September 30, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2022	683	$683	180	$(11,409)	$6,253	$17,099	$(3,767)	$8,859	$44	$8,903
Net loss	—	—	—	—	—	(2,937)	—	(2,937)	3	(2,934)
Other comprehensive income (loss)	—	—	—	—	—	—	(287)	(287)	—	(287)
Purchases of treasury stock	—	—	—	(24)	—	—	—	(24)	—	(24)
Stock issued under employee benefit plans and other	—	—	(1)	27	44	—	—	71	—	71
Dividends declared on common stock	—	—	—	—	—	(147)	—	(147)	—	(147)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2022	683	$683	179	$(11,406)	$6,297	$14,015	$(4,054)	$5,535	$44	$5,579

	For the nine months ended September 30, 2022
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net loss	—	—	—	—	—	(2,614)	—	(2,614)	8	(2,606)
Other comprehensive income (loss)	—	—	—	—	—	—	(674)	(674)	—	(674)
Purchases of treasury stock	—	—	—	(32)	—	—	—	(32)	—	(32)
Stock issued under employee benefit plans and other	—	—	(3)	114	100	—	—	214	—	214
Dividends declared on common stock	—	—	—	—	—	(436)	—	(436)	—	(436)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(8)	(8)
Balance as of September 30, 2022	683	$683	179	$(11,406)	$6,297	$14,015	$(4,054)	$5,535	$44	$5,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operations
Net income (loss)	$2,417	$(2,606)
Less: Income from discontinued operations, net of tax	2,559	192
Loss from continuing operations	(142)	(2,798)
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	939	1,054
Deferred income taxes	(597)	(189)
Stock compensation	103	122
Net periodic pension and other postretirement costs	(12)	42
Goodwill impairments	—	2,785
Intangible asset impairments	77	332
Other long-lived asset impairments	461	—
Loss on product divestiture arrangement	—	54
Reclassification of cumulative translation loss to earnings	—	65
Other	45	(34)
Changes in balance sheet items:
Accounts receivable, net	55	(74)
Inventories	(216)	(405)
Prepaid expenses and other current assets	(44)	(106)
Accounts payable	136	81
Accrued expenses and other current liabilities	372	(238)
Other	(80)	(97)
Cash flows from operations - continuing operations	1,097	594
Cash flows from operations - discontinued operations	98	178
Cash flows from operations	1,195	772
Cash flows from investing activities
Capital expenditures	(502)	(438)
Acquisitions, net of cash acquired, and investments	(6)	(206)
Other investing activities, net	19	10
Cash flows from investing activities - continuing operations	(489)	(634)
Cash flows from investing activities - discontinued operations	3,932	(41)
Cash flows from investing activities	3,443	(675)
Cash flows from financing activities
Repayments of debt	(353)	(953)
Net increases in debt with original maturities of three months or less	214	30
Cash dividends on common stock	(439)	(427)
Proceeds from stock issued under employee benefit plans	86	114
Purchases of treasury stock	—	(32)
Other financing activities, net	(62)	(51)
Cash flows from financing activities	(554)	(1,319)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(14)	(130)
Increase (decrease) in cash, cash equivalents and restricted cash	4,070	(1,352)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,722	2,956
Cash, cash equivalents and restricted cash at end of period (1)	$5,792	$1,604
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of September 30, 2023, December 31, 2022, and September 30, 2022 (in millions):

	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$5,788	$1,718	$1,601
Restricted cash included in prepaid expenses and other current assets	4	4	3
Cash, cash equivalents and restricted cash	$5,792	$1,722	$1,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we, our or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report).
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
In January 2023, we announced our intention to separate our Kidney Care business into a new, publicly traded company. While the completion of the proposed spinoff is subject to satisfaction of customary conditions, we are targeting completion of the planned separation by July 2024 or earlier.
On September 29, 2023, we completed the sale of our BioPharma Solutions (BPS) business and received net pre-tax cash proceeds of $3.96 billion from that transaction. The financial position, results of operations and cash flows of our BPS business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying condensed consolidated financial statements. See Note 2 for additional information.
Risks and Uncertainties
Supply Constraints and Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, increased interest rates, disruptions to certain ports of call around the world, the wars in Ukraine, Israel and Gaza and other geopolitical events. We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand. While we have seen improvements in the availability of certain component parts and improved pricing in certain raw materials, these challenges have not completely subsided and may continue to have a negative impact on our sales in the future.
We expect that the challenges caused by global economic conditions, among other factors, may continue to have an adverse effect on our business.
2. DISCONTINUED OPERATIONS
On September 29, 2023, we sold our BPS business to Advent International and Warburg Pincus (collectively, the "buyers"). Under the terms of the related Equity Purchase agreement entered into with the buyers in May 2023, we were entitled to aggregate consideration of $4.25 billion, subject to adjustment for specified items. After giving effect to those adjustments, we received cash proceeds of $3.96 billion. We recognized a pre-tax gain on the sale of $2.89 billion ($2.60 billion net of tax), which represents the excess of (a) the $3.91 billion in net consideration received, consisting of (i) $3.96 billion in cash proceeds from the buyers, less (ii) $47 million in transaction costs, over (b) the sum of (i) the $840 million net book value of the BPS business upon the closing of the transaction and (ii) BPS's $181 million other comprehensive loss, which was reclassified to earnings.
The BPS business, which was historically reported within our Americas segment, provides contract manufacturing and development services, which include sterile fill-finish manufacturing and support services across clinical and commercial applications, primarily serving customers in the pharmaceutical industry. BPS was historically operated through our former, wholly-owned subsidiaries Baxter Pharmaceutical Solutions LLC, a Delaware limited liability company, and Baxter Oncology GmbH, a German limited liability company (collectively, the "divested entities"). We intend to use the net after-tax proceeds from this transaction to repay certain of our debt obligations.
We concluded that our BPS business met the criteria to be classified as held-for-sale in May 2023. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our BPS business, including its significance to our overall net income (loss) and earnings (loss) per share, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying condensed consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.
At closing of the transaction, Baxter Pharmaceutical Solutions LLC included a BPS manufacturing facility in Bloomington Indiana and Baxter Oncology GmbH included a manufacturing facility in Halle Germany. Previously, Baxter Oncology GmbH included an additional manufacturing site in Bielefeld Germany that was not part of the BPS business and was transferred to another Baxter entity prior to closing of the divestiture. Accordingly, amounts related to the Bielefeld site continue to be presented as continuing operations in the accompanying condensed consolidated financial statements.
At closing of the transaction, Baxter entered into a Transition Services Agreement (TSA) and a Master Commercial Manufacturing and Supply Agreement (MSA) with the divested entities. Pursuant to the TSA, Baxter and the divested entities will provide to each other, on an interim basis, specific transition services for up to 24 months post-closing to help ensure business continuity and minimize disruptions. Services to be provided under the TSA include finance, information technology, human resources, integrated supply chain and certain other administrative services. Pursuant to the MSA, the divested entities will provide development, manufacturing, regulatory and other related services for certain Baxter pharmaceutical products for up to 5 years post-closing (with certain extension rights as provided therein).
Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net sales	$191	$164	$469	$465
Cost of sales	81	76	216	209
Gross margin	110	88	253	256
Selling, general and administrative expenses	15	6	44	17
Research and development expenses	1	1	2	2
Other (income) expense, net	2	2	2	2
Income from discontinued operations before gain on disposition and income taxes	92	79	205	235
Gain on disposition	2,890	—	2,890	—
Income tax expense	522	22	536	43
Income from discontinued operations, net of tax	$2,460	$57	$2,559	$192
For the three and nine months ended September 30, 2023, selling, general and administrative expenses include $4 million and $19 million, respectively, of separation-related costs incurred in connection with the sale of BPS.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the condensed consolidated balance sheets as of December 31, 2022:

(in millions)	December 31, 2022
Accounts receivable, net of allowances	$88
Inventories	39
Prepaid expenses and other current assets	59
Property, plant and equipment, net	284
Goodwill	391
Operating lease right-of-use assets	9
Other non-current assets	2
Assets of discontinued operations	$872
Accounts payable	$29
Accrued expenses and other current liabilities	32
Operating lease liabilities	9
Other non-current liabilities	111
Liabilities of discontinued operations	$181
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$128	$125	$114	$122
Charged to costs and expenses	4	2	20	11
Write-offs	(1)	(2)	(7)	(4)
Currency translation adjustments	1	(5)	5	(9)
Balance at end of period	$132	$120	$132	$120
Inventories

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$713	$698
Work in process	301	294
Finished goods	1,859	1,687
Inventories	$2,873	$2,679
Property, Plant and Equipment, Net

(in millions)	September 30, 2023	December 31, 2022
Property, plant and equipment, at cost	$10,863	$10,780
Accumulated depreciation	(6,585)	(6,085)
Property, plant and equipment, net	$4,278	$4,695

Impairments of Property, Plant and Equipment and Certain Other Long-Lived Assets
We review the carrying amounts of long-lived assets used in operations for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability of long-lived assets other than goodwill and intangible assets not subject to amortization, we group assets and liabilities at the lowest level such that the identified cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. If the carrying amount of an asset group is greater than the related estimated undiscounted future cash flows, the carrying value is not considered recoverable. In that case, an impairment charge is recorded if, and to the extent that, the amount by which the asset group's carrying amount exceeds its fair value. However, the portion of an impairment loss allocated to an individual long-lived asset within an asset group cannot reduce the carrying amount of that asset below its fair value is determinable without undue cost and effort.
Impairment of Opelika, Alabama Manufacturing Facility
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
Other Impairments of Long-Lived Assets Related to HD Business
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Our segments were changed during the third quarter of 2023 to align with our new operating model. See further discussion in Note 16, Segment Information. In connection with that segment change, we identified new reporting units for impairment testing purposes and performed fair value measurements of our reporting units to reallocate goodwill to the new reporting units based on their relative fair values and to assess those reporting units for impairment. We identified our HD business within our Kidney Care segment as one of the new reporting units. Based on the estimated fair value of that reporting unit, we allocated no goodwill to it. Additionally, we determined that a triggering event was present to review the carrying amounts of long-lived assets within the HD reporting unit, which include four manufacturing facilities that primarily manufacture HD products, HD equipment leased to customers under operating leases and developed technology intangible assets, for potential impairment. In connection with that evaluation, we determined that the carrying amount of the asset group represented by our HD reporting unit, which is the lowest level for which identifiable cash flows are largely independent of other assets and liabilities, exceeded its forecasted undiscounted cash flows. We then measured the excess of the carrying amount of that asset group over its fair value and allocated the resulting impairment to its long-lived assets, limiting the impairments of individual assets within the group to amounts that would not result in their carrying amounts being written down below their fair values. As a result, we recognized $267 million of long-lived asset impairment charges, comprised of (i) a $190 million impairment charge related to certain manufacturing equipment, operating lease right-of-use assets and HD equipment leased to customers and (ii) a $77 million impairment charge related to developed technology intangible assets. The impairments are classified within cost of sales in the accompanying consolidated statements of income (loss) for the three and nine months ended September 30, 2023.

The fair value of the HD asset group was based on a discounted cash flow model (an income approach). Significant assumptions used in the determination of its fair value include forecasted cash flows, discount rates and terminal growth rates. The discounted cash flow model used to determine the fair value of the HD asset group during the third quarter 2023 reflected our most recent cash flow projections, a discount rate of 8% and a terminal growth rate of 1.5%. We also measured the fair values of individual assets within that asset group to ensure that the allocation of the asset group’s impairment to the long-lived assets within that group would not reduce the carrying amount of any individual asset below its fair value. The fair values of the buildings, manufacturing equipment and HD equipment leased to customers within that asset group were determined based on transaction prices of comparable assets (a market approach). Significant assumptions used in the determination of those fair values included the identification of representative comparable assets. The fair value of the right-of-use asset within that group was determined based on market rents and discount rates. Our long-lived asset fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Interest Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interest expense, net of capitalized interest	$136	$109	$395	$290
Interest income	(8)	(5)	(26)	(12)
Interest expense, net	$128	$104	$369	$278
Other (Income) Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Foreign exchange (gains) losses, net	$13	$—	$49	(26)
Pension and other postretirement benefit plans	(11)	(6)	(32)	(18)
Pension curtailment	—	—	—	(11)
Change in fair value of marketable equity securities	(3)	3	3	(5)
Reclassification of cumulative translation loss to earnings	—	65	—	65
Non-marketable investment impairments	—	—	23	—
Other, net	(6)	(1)	(10)	(4)
Other (income) expense, net	$(7)	$61	$33	$1
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2023 and 2022 were $73 million and $59 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of September 30, 2023 and 2022 were $43 million and $65 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Americas	EMEA	APAC	Medical Products and Therapies	Healthcare Systems and Technologies[1]	Pharmaceuticals	Kidney Care	Total
Balance as of December 31, 2022	$1,965	$289	$210	$—	$3,988	$—	$—	$6,452
Currency translation and other	(27)	(4)	(3)	(2)	(7)	(1)	(1)	(45)
Reallocation of goodwill	(1,938)	(285)	(207)	1,195	—	542	693	—
Balance as of September 30, 2023	$—	$—	$—	$1,193	$3,981	$541	$692	$6,407
1 Prior to the third quarter of 2023, our Healthcare Systems and Technologies segment was referred to as our Hillrom segment.
We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize a goodwill impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value.
Change in Reportable Segments
As discussed in Note 16, Segment Information, our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Our segments were changed during the third quarter of 2023 to align with our new operating model. Our business is comprised of four segments under this new operating model: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care. As a result of this segment change, we reallocated the goodwill from our previous Americas, EMEA and APAC segments to the reporting units within our new Medical Products and Therapies, Pharmaceuticals and Kidney Care segments based on the relative fair values of those reporting units. We also performed goodwill impairment assessments of all of our reporting units during the third quarter of 2023, including both our legacy reporting units and the reporting units of our new segments, and we did not identify any goodwill impairments.
Goodwill Impairments
We acquired Hill-Rom Holdings, Inc. in December 2021 and recognized $6.83 billion of goodwill and $6.03 billion of other intangible assets, including $1.91 billion of indefinite-lived intangible assets, in connection with that acquisition. During the third quarter of 2022, we performed trigger-based impairment tests for each of the reporting units within our Hillrom segment (currently referred to as our Healthcare Systems and Technologies segment), as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our Hillrom reporting units, driven primarily by shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Those impairment tests resulted in total pre-tax goodwill impairment charges of $2.79 billion in the third quarter of 2022.
The fair values of the reporting units for which impairments were recognized during the third quarter of 2022 were determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair values of our reporting units generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. The discounted cash flow models used to determine the fair values of our reporting units during 2022 reflected our most recent cash flow projections, discount rates ranging from 9% to 10% and terminal growth rates ranging from 2% to 3%. Our reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.

See further discussion below for information regarding Hillrom indefinite-lived intangible asset impairment charges recognized during the third quarter of 2022.
Other intangible assets, net
The following is a summary of our other intangible assets.

				Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Other amortized intangible assets	Trade names	In process Research and Development	Total
September 30, 2023
Gross other intangible assets	$3,442	$3,778	$320	$1,571	$163	$9,274
Accumulated amortization	(631)	(2,161)	(252)	—	—	(3,044)
Other intangible assets, net	$2,811	$1,617	$68	$1,571	$163	$6,230
December 31, 2022
Gross other intangible assets	$3,442	$3,836	$325	$1,571	$202	$9,376
Accumulated amortization	(460)	(1,888)	(235)	—	—	(2,583)
Other intangible assets, net	$2,982	$1,948	$90	$1,571	$202	$6,793
Intangible asset amortization expense was $162 million and $168 million for the three months ended September 30, 2023 and 2022, respectively, and $481 million and $578 million for the nine months ended September 30, 2023 and 2022, respectively.
Intangible Asset Impairments
Impairment of Developed Technology Intangible Asset Related to HD Business
In the third quarter of 2023, we reviewed the long-lived assets of our HD reporting unit for potential impairment and recognized a $77 million impairment of developed technology intangible assets, in addition to other impairments of property, plant and equipment and operating lease right-of-use assets.
See Note 3, Supplemental Financial Information, for information about the impairment of this intangible asset, impairments of other long-lived assets related to our HD business and related fair value measurements.
Impairment of Indefinite-Lived Intangible Assets from Our Hillrom Acquisition
In the third quarter of 2022, we recognized pre-tax impairment charges of $332 million to reduce the carrying amounts of certain indefinite-lived intangible assets, which primarily related to the Hillrom and Welch Allyn trade names acquired in the Hillrom acquisition, to their estimated fair values. Those intangible asset impairment charges are classified within cost of sales in the accompanying consolidated statements of income (loss) for the three and nine months ended September 30, 2022.
The fair values of the trade name intangible assets were determined using the relief from royalty method. Significant assumptions used in the determination of the fair values of the trade name intangible assets included revenue growth rates, terminal growth rates, discount rates and royalty rates. The relief from royalty models used in the determination of the fair values of our trade name intangible assets during 2022 reflected our most recent revenue projections, a discount rate of 9.5%, royalty rates ranging from 3% to 5% and terminal growth rates ranging from 2% to 3%. Our trade name intangible asset fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
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

Our U.S. dollar-denominated revolving credit facility has a capacity of $2.50 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of September 30, 2023 or December 31, 2022. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of September 30, 2023 we have capacity to draw on the full amounts under our credit facilities, less commercial paper borrowings which were $514 million as of September 30, 2023.
In the first nine months of 2023, we repaid $350 million of our $2.00 billion three-year term loan facility. In October 2023, we repaid an additional $950 million under that term loan facility and our entire $514 million of outstanding commercial paper borrowings, both using proceeds from the sale of our BPS business. The losses from our early extinguishments of debt were not significant.
Commercial Paper
As of September 30, 2023, we had $514 million of commercial paper outstanding with a weighted-average interest rate of 5.53% and an original weighted-average term of 13 days. As of December 31, 2022, we had $299 million of commercial paper outstanding with a weighted-average interest rate of 4.75% and an original weighted-average term of 32 days.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2023 and December 31, 2022, our total recorded reserves with respect to legal and environmental matters were $33 million and $28 million, respectively.
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
In addition to the matters described below, we remain subject to the risk of future administrative and legal actions. With respect to governmental and regulatory matters, these actions may lead to product recalls, injunctions, and other restrictions on our operations (including our ability to launch new products) and monetary sanctions, including significant civil or criminal penalties. With respect to intellectual property, we may be exposed to significant litigation concerning the scope of our and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of September 30, 2023 and December 31, 2022, our environmental reserves, which are measured on an undiscounted basis, were $16 million and $19 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. On December 16, 2022, we filed a motion to dismiss and for a more definite statement. In response, Plaintiffs filed a First Amended Complaint on January 6, 2023. We answered the First Amended Complaint on January 27, 2023. The parties reached agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023.
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
In July 2023, we and certain of our officers were named in a class action complaint captioned Grover J. Kelley et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased securities during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter securities on the public market between May 25, 2022, and February 8, 2023. The plaintiff alleges that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to supply chain and financial guidance. The Court appointed Kelley as lead plaintiff on September 20, 2023.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three and nine months ended September 30, 2023 were $0.29 and $0.87, respectively. Cash dividends declared per share for the three and nine months ended September 30, 2022 were $0.29 and $0.86, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first nine months of 2023 we did not repurchase any shares under this authority. During the first nine months of 2022 we repurchased 0.5 million shares under this authority pursuant to Rule 10b5-1 plans. We had $1.30 billion remaining available under the authorization as of September 30, 2023.
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
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the nine months ended September 30, 2023 and 2022.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	(62)	—	15	—	(47)
Amounts reclassified from AOCI (a)	185	(16)	(5)	—	164
Net other comprehensive income (loss)	123	(16)	10	—	117
Balance as of September 30, 2023	$(3,263)	$(347)	$(109)	$3	$(3,716)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(816)	29	33	2	(752)
Amounts reclassified from AOCI (a)	65	19	(6)	—	78
Net other comprehensive income (loss)	(751)	48	27	2	(674)
Balance as of September 30, 2022	$(3,658)	$(299)	$(99)	$2	$(4,054)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three and nine months ended September 30, 2023 and 2022.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2023	Nine months ended September 30, 2023	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from BPS divestiture	$(185)	$(185)	Income from discontinued operations, net of tax
Less: Tax effect	—	—	Income from discontinued operations, net of tax
	$(185)	$(185)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$5	$15	Other (income) expense, net
Pension settlement from BPS divestiture	4	4	Income from discontinued operations, net of tax
	9	19
Less: Tax effect	—	(3)	Income tax expense
	$9	$16	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$3	$10	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
	2	6	Total before tax
Less: Tax effect	—	(1)	Income tax expense
	$2	$5	Net of tax
Total reclassifications for the period	$(174)	$(164)	Total net of tax
(a)    Amounts in parentheses indicate reductions to net income

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings	$(65)	$(65)	Other (income) expense, net
Less: Tax effect	—	—	Income tax expense
	$(65)	$(65)	Net of tax
Amortization of pension and OPEB items
Amortization of net losses and prior service costs or credits	$(8)	$(25)	Other (income) expense, net
Less: Tax effect	2	6	Income tax expense
	$(6)	$(19)	Net of tax
Gains on hedging activities
Foreign exchange contracts	$6	$11	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
	5	7	Total before tax
Less: Tax effect	(1)	(1)	Income tax expense
	$4	$6	Net of tax
Total reclassifications for the period	$(67)	$(78)	Total net of tax

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
Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. We earn revenues from acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products; smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space. For most of those offerings, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
To a lesser extent, we enter into arrangements for which revenue may be recognized over time. For example, our recently divested BPS business, which is reported within discontinued operations and included contract manufacturing arrangements, our Healthcare Systems and Technologies segment includes digital and connected care solutions and collaboration tools that are implemented over time and all of our segments include equipment leases and certain subscription software and licensing arrangements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. Revenue is recognized over time when we are creating or enhancing an asset that the customer controls as the asset is created or enhanced or our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed.
As of September 30, 2023, we had $7.35 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Product and Therapies and Kidney Care segments. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 10% of this amount as revenue over the remainder of 2023, 45% in 2024, 25% in 2025, 10% in 2026 and 10% thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and nine months ended September 30, 2023 and 2022 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $2.28 billion and $2.34 billion as of September 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes our contract assets:

(in millions)	September 30, 2023	December 31, 2022
Contract manufacturing services	$3	$10
Software sales	45	43
Bundled equipment and consumable medical products contracts	114	121
Contract assets	$162	$174
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
The following table summarizes contract liability activity for the nine months ended September 30, 2023 and 2022. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Nine Months Ended September 30,
(in millions)	2023	2022
Balance at beginning of period	$194	$196
New revenue deferrals	491	457
Revenue recognized upon satisfaction of performance obligations	(493)	(462)
Currency translation	3	(3)
Balance at end of period	$195	$188
For the nine months ended September 30, 2023 and 2022, $119 million and $99 million of revenue was recognized that was included in contract liabilities as of December 31, 2022 and 2021, respectively.

The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	September 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$50	$52
Other non-current assets	112	122
Contract assets	$162	$174

Accrued expenses and other current liabilities	$154	$154
Other non-current liabilities	41	40
Contract liabilities	$195	$194
Disaggregation of Net Sales
Refer to Note 16 for additional information on our net sales including the disaggregation of net sales within each of our segments and net sales by geographic location.
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
The components of lease revenue for the three and nine months ended September 30, 2023 and 2022 were:

(in millions)	Three months ended September 30, 2023	Nine Months Ended September 30, 2023
Sales-type lease revenue	$2	$9
Operating lease revenue	124	380
Variable lease revenue	12	41
Total lease revenue	$138	$430

(in millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Sales-type lease revenue	$3	$11
Operating lease revenue	145	380
Variable lease revenue	9	41
Total lease revenue	$157	$432
Our net investment in sales-type leases was $68 million as of September 30, 2023, of which $10 million originated in 2019 and prior, $19 million in 2020, $19 million in 2021, $13 million in 2022, and $7 million in 2023.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The related costs of those actions consisted primarily of employee termination costs, implementation costs, contract termination costs and asset impairments. We currently expect to incur additional pre-tax costs, primarily related to implementation of business optimization programs, of approximately $25 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our newly implemented operating model, intended to simplify and streamline our operations, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and nine months ended September 30, 2023 and 2022, we recorded the following charges related to business optimization programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Restructuring charges	$64	$57	$461	$150
Costs to implement business optimization programs	17	16	47	46
Total business optimization charges	$81	$73	$508	$196
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and nine months ended September 30, 2023 and 2022, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.
During the three and nine months ended September 30, 2023 and 2022, we recorded the following restructuring charges.

	Three months ended September 30, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$17	$33	$5	$55
Contract termination and other costs	—	2	—	2
Asset impairments	7	—	—	7
Total restructuring charges	$24	$35	$5	$64

	Three months ended September 30, 2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$13	$36	$4	$53
Contract termination and other costs	—	2	—	2
Asset impairments	1	1	—	2
Total restructuring charges	$14	$39	$4	$57

	Nine months ended September 30, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$43	$115	$12	$170
Contract termination and other costs	3	4	—	7
Asset impairments	276	8	—	284
Total restructuring charges	$322	$127	$12	$461

	Nine months ended September 30, 2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$19	$99	$4	$122
Contract termination and other costs	—	19	—	19
Asset impairments	1	8	—	9
Total restructuring charges	$20	$126	$4	$150
For the three and nine months ended September 30, 2023, $14 million and $111 million, respectively, of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to the implementation of our previously announced new operating model intended to simplify and streamline our operations. For the nine months ended September 30, 2023, $253 million of the restructuring charges reflected in the table above, consisting of $243 million of asset impairment charges and $10 million of employee termination costs, were related to our decision to cease production of dialyzers at one of our manufacturing facilities in connection with our initiatives to streamline our manufacturing footprint and improve our profitability. See Note 3 for additional information.
For the three months ended September 30, 2022, $14 million of the restructuring charges reflected in the table above were related to integration activities for the Hillrom acquisition, consisting of $12 million of employee termination costs and $2 million of contract termination. For the nine months ended September 30, 2022, $97 million of the restructuring charges reflected in the table above were related to integration activities for the Hillrom acquisition, consisting of $71 million of employee termination costs, $19 million of contract termination and other costs and $7 million of asset impairments.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2022	$107
Charges	189
Payments	(108)
Reserve adjustments	(12)
Currency translation	(5)
Liability balance as of September 30, 2023	$171
Substantially all of our restructuring liabilities as of September 30, 2023 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2024.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Pension benefits
Service cost	$7	$19	$20	$59
Interest cost	36	25	108	73
Expected return on plan assets	(44)	(39)	(131)	(118)
Amortization of net losses and prior service costs	1	10	3	33
Net periodic pension cost	$—	$15	$—	$47
OPEB
Interest cost	$2	$1	$6	$3
Amortization of net loss and prior service credit	(6)	(3)	(18)	(9)
Net periodic OPEB cost (income)	$(4)	$(2)	$(12)	$(6)
12. INCOME TAXES
Our effective income tax rate was 129.7% and 1.8% for the three months ended September 30, 2023 and 2022, respectively, and 58.4% and 0.5% for the nine months ended September 30, 2023 and 2022, respectively. Our effective income tax rate can differ from the 21.0% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
Our effective income tax rate during interim periods reflects our estimated annual effective tax rate excluding discrete items. For the three and nine months ended September 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by the jurisdictional mix of global earnings, which was impacted by the long-lived asset impairments we recognized during the second and third quarters of 2023, and by the significance of non-deductible items to our anticipated pre-tax income for the full year. For the three months ended September 30, 2023, our effective tax rate was also impacted by $13 million of separation-related income tax costs.

For the nine months ended September 30, 2023, our effective tax rate was also impacted by a $30 million valuation allowance recorded to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax legislation and by $17 million of separation-related income tax costs.
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
The following table is a reconciliation of net income (loss) attributable to Baxter stockholders.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Income (loss) from continuing operations	$51	$(2,991)	$(142)	$(2,798)
Less: Net income attributable to noncontrolling interests	3	3	6	8
Income (loss) from continuing operations attributable to Baxter stockholders	48	(2,994)	(148)	(2,806)
Income from discontinued operations	2,460	57	2,559	192
Net income (loss) attributable to Baxter stockholders	$2,508	$(2,937)	$2,411	$(2,614)
The following table is a reconciliation of basic shares and diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Basic shares	507	504	506	503
Effect of dilutive securities	2	—	—	—
Diluted shares	509	504	506	503
The effect of dilutive securities for the three months ended September 30, 2023 includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. Basic and diluted shares are the same for the three months ended September 30, 2022 and the nine months ended September 30, 2023 and 2022 due to our net losses from continuing operations for those periods.
Diluted EPS excludes 18 million and 25 million shares issuable under equity awards for the three and nine months ended September 30, 2023, respectively, and 23 million shares issuable under equity awards for the three and nine months ended September 30, 2022, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.
We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Chinese Renminbi, Japanese Yen, Swedish Krona, British Pound, Polish Zloty, Mexican Peso, Australian Dollar, Canadian Dollar, Korean Won, Colombian Peso, Brazilian Real, Russian Ruble, Turkish Lira and Indian Rupee. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce our net exposure to foreign exchange risk. Gains and losses on the hedging instruments are intended to offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.

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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $437 million and $398 million as of September 30, 2023 and December 31, 2022, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at September 30, 2023 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2023 and December 31, 2022.
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
There were no outstanding interest rate contracts designated as fair value hedges as of September 30, 2023 and December 31, 2022.
Net Investment Hedges
In May 2017, we issued €600 million of senior notes due May 2025. In May 2019, we issued €750 million of senior notes due May 2024 and €750 million of senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI. As of September 30, 2023, we had an accumulated pre-tax unrealized translation gain in AOCI of $105 million related to the Euro-denominated senior notes.
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
There were no cash flow hedge dedesignations in the first nine months of 2023 or 2022 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2023 or 2022.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first nine months of 2023 or 2022.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $626 million as of September 30, 2023 and $753 million as of December 31, 2022.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended September 30, 2023 and 2022.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2023	2022		2023	2022
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	9	26	Cost of sales	3	6
Net investment hedges	48	126	Other (income) expense, net	—	—
Total	$57	$152		$2	$5

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2023	2022
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$2	$(11)

The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2023	2022		2023	2022
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(4)	$(4)
Foreign exchange contracts	19	42	Cost of sales	10	11
Net investment hedges	10	311	Other (income) expense, net	—	—
Total	$29	$353		$6	$7

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2023	2022
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(16)	$(34)

As of September 30, 2023, $7 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2023.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$13	Accrued expenses and other current liabilities	$1
Total derivative instruments designated as hedges		13		1
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	8	Accrued expenses and other current liabilities	2
Total derivative instruments		$21		$3
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

	September 30, 2023		December 31, 2022
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$21	$3	$14	$12
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(1)	(1)	(4)	(4)
Total	$20	$2	$10	$8
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of September 30, 2023	Balance as of December 31, 2022	Balance as of September 30, 2023	Balance as of December 31, 2022
Long-term debt	$100	$101	$3	$4
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$21	$—	$21	$—
Available-for-sale debt securities	39	—	—	39
Marketable equity securities	39	39	—	—
Total	$99	$39	$21	$39
Liabilities
Foreign exchange contracts	$3	$—	$3	$—
Contingent payments related to acquisitions	19	—	—	19
Total	$22	$—	$3	$19

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$14	$—	$14	$—
Available-for-sale debt securities	47	—	—	47
Marketable equity securities	32	32	—	—
Total	$93	$32	$14	$47
Liabilities
Foreign exchange contracts	$12	$—	$12	$—
Contingent payments related to acquisitions	84	—	—	84
Total	$96	$—	$12	$84
As of September 30, 2023 and December 31, 2022, cash and cash equivalents of $5.79 billion and $1.72 billion, respectively, included money market and other short-term funds of approximately $4.34 billion and $341 million, respectively, which are considered Level 2 in the fair value hierarchy.
For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. A majority of the derivatives entered into by us are valued using internal valuation techniques as no quoted market prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs, which are considered observable and vary depending on the type of derivative, include contractual terms, interest rate yield curves, foreign exchange rates and volatility.
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

	Three months ended September 30,
	2023		2022
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$21	$37	$113	$44
Additions	—	2	—	—
Change in fair value recognized in earnings	—	—	(6)	—
Payments	(2)	—	(17)	—
Fair value at end of period	$19	$39	$90	$44

	Nine months ended September 30,
	2023		2022
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$84	$47	$143	$30
Additions	—	2	—	21
Change in fair value recognized in earnings	(14)	(5)	(34)	—
Change in fair value recognized in AOCI	—	—	—	3
Transfers out of Level 3	—	(5)	—	(10)
Payments	(51)	—	(19)	—
Fair value at end of period	$19	$39	$90	$44
During the second quarter of 2022, $8 million of available-for-sale debt securities that were previously classified as Level 3 converted to marketable equity securities, upon the initial public offering of the investee and were reclassified to Level 1 in the fair value hierarchy at that time.
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of September 30, 2023 and December 31, 2022.

	Book values		Fair values(a)
(in millions)	2023	2022	2023	2022
Liabilities
Current maturities of long-term debt and finance lease obligations	$1,912	$1,105	$1,891	$1,079
Long-term debt and finance lease obligations	14,067	15,232	12,462	13,657
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
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $74 million as of September 30, 2023 and $104 million as of December 31, 2022. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. Those investments are included in Other non-current assets on our condensed consolidated balance sheets. During the first nine months of 2023, several of our investees either completed or were in the process of undertaking new financing rounds at lower enterprise valuations as compared to their valuations at the time of our investments. As a result, we recognized $18 million of impairments of equity investments without readily determinable fair values in the second quarter. In addition, we recognized a $5 million impairment of a convertible debt investment, which is accounted for as an available-for-sale security, during the first nine months of 2023. The fair value measurements of investments in non-marketable equity and convertible debt securities are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.

16. SEGMENT INFORMATION
Our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Our business is comprised of four segments under this new operating model: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care. Our segments were changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segment presentation.
The Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding. The Kidney Care segment includes sales of chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies (CRRT) and other organ support therapies. Other sales not allocated to a segment primarily include sales of products and services provided directly through certain of our manufacturing facilities and royalty income under a business development arrangement that ended in early 2023 when we acquired the related product rights.
Disaggregation of Net Sales
The following tables present our U.S. and International disaggregated net sales. Intersegment sales are eliminated in consolidation.

	Three Months Ended September 30,
	2023			2022
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$570	$433	$1,003	$567	$389	$956
Advanced Surgery	139	116	255	141	106	247
Medical Products and Therapies	709	549	1,258	708	495	1,203
Care and Connectivity Solutions	317	126	443	339	117	456
Front Line Care	234	67	301	209	70	279
Healthcare Systems and Technologies	551	193	744	548	187	735
Injectables and Anesthesia	195	156	351	173	152	325
Drug Compounding	—	229	229	—	200	200
Pharmaceuticals	195	385	580	173	352	525
Chronic Therapies[1]	233	688	921	236	698	934
Acute Therapies[1]	66	122	188	57	109	166
Kidney Care	299	810	1,109	293	807	1,100
Other[1]	12	5	17	36	10	46
Total Baxter	$1,766	$1,942	$3,708	$1,758	$1,851	$3,609

	Nine Months Ended September 30,
	2023			2022
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$1,654	$1,264	$2,918	$1,672	$1,157	$2,829
Advanced Surgery	433	340	773	428	310	738
Medical Products and Therapies	2,087	1,604	3,691	2,100	1,467	3,567
Care and Connectivity Solutions	926	381	1,307	991	359	1,350
Front Line Care	681	230	911	618	237	855
Healthcare Systems and Technologies	1,607	611	2,218	1,609	596	2,205
Injectables and Anesthesia	550	437	987	494	467	961
Drug Compounding	—	665	665	—	613	613
Pharmaceuticals	550	1,102	1,652	494	1,080	1,574
Chronic Therapies[1]	689	2,041	2,730	675	2,069	2,744
Acute Therapies[1]	194	370	564	194	348	542
Kidney Care	883	2,411	3,294	869	2,417	3,286
Other[1]	56	17	73	98	31	129
Total Baxter	$5,183	$5,745	$10,928	$5,170	$5,591	$10,761
1In connection with our segment change in the third quarter of 2023, we made the following reclassifications of prior period sales amounts to conform to the current period presentation. We reclassified $16 million of sales from the first half of 2023 and $8 million and $23 million for the three and nine months ended September 30, 2022, respectively, from Chronic Therapies to Acute Therapies. Additionally, in connection with the reclassification of our BPS business to discontinued operations during the second quarter of 2023, we reclassified $2 million of contract manufacturing revenues from the first quarter of 2023 and $8 million and $26 million for the three and nine months ended September 30, 2022, respectively, from BPS to Other (within continuing operations), as the related manufacturing facility was not part of that divestiture transaction.
Geographic Sales Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$1,766	$1,758	$5,183	$5,170
Emerging markets[1]	852	820	2,447	2,355
Rest of world[2]	1,090	1,031	3,298	3,236
Total Baxter	$3,708	$3,609	$10,928	$10,761
1 Emerging markets include sales from our operations in Eastern Europe, the Middle East, Africa, Latin America and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia and New Zealand.
Segment Operating Income
We use segment operating income to evaluate the performance of our segments and to make resource allocation decisions. Segment operating income represents income before income taxes, interest and other non-operating income or expense, unallocated corporate costs, intangible asset amortization and other special items. Special items, which are presented below in our reconciliations of segment operating income to income (loss) from continuing operations before income taxes, are excluded from segment operating income because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period.
Under our new operating model, most global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. The following table presents our segment operating income and reconciliations of segment operating income to income (loss) from continuing operations before income taxes.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Medical Products and Therapies	$245	$257	$706	$703
Healthcare Systems and Technologies	115	108	327	367
Pharmaceuticals	108	82	284	295
Kidney Care	96	103	208	307
Other	6	17	19	52
Total	570	567	1,544	1,724
Unallocated corporate costs	(5)	1	(51)	(41)
Intangible asset amortization expense	(162)	(168)	(481)	(578)
Long-lived asset impairments	(267)	(332)	(267)	(332)
Legal matters	(13)	—	(13)	—
Goodwill impairments	—	(2,785)	—	(2,785)
Business optimization items	(81)	(73)	(508)	(196)
Acquisition and integration items	(2)	(4)	(2)	(193)
Loss on product divestiture arrangement	—	(54)	—	(54)
Separation-related costs	(77)	—	(123)	—
European Medical Devices Regulation	(14)	(12)	(38)	(35)
Product-related items	—	(20)	—	(43)
Total operating income (loss)	(51)	(2,880)	61	(2,533)
Interest expense, net	128	104	369	278
Other (income) expense, net	(7)	61	33	1
Loss from continuing operations before income taxes	$(172)	$(3,045)	$(341)	$(2,812)
Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022.
RECENT STRATEGIC ACTIONS
In January 2023, we announced the following planned strategic actions that are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value: (a) a proposed spinoff of our Kidney Care business into an independent publicly traded company focused on kidney care and organ support (the proposed spinoff), (b) our development of a new operating model to simplify our operations and better align our manufacturing and supply chain to our commercial activities and (c) our pursuit of strategic alternatives for our BioPharma Solutions (BPS) business.
The proposed spinoff is currently expected to be completed by July 2024 or earlier, subject to the satisfaction of customary conditions. During the third quarter and first nine months of 2023 we generated $1.11 billion and $3.29 billion, respectively, of net sales from our Kidney Care segment, representing approximately 30% of our consolidated net sales, in both periods.
On September 29, 2023, we completed the sale of our BioPharma Solutions (BPS) business and received cash proceeds of $3.96 billion from that transaction. The financial position, results of operations and cash flows of our BPS business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying condensed consolidated financial statements. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter and first nine months of 2023 we incurred significant separation-related costs in connection with the proposed spinoff and the recently completed sale of our BPS business. For the remainder of 2023 and the first half of 2024 we expect to continue to incur such costs in connection with the proposed spinoff, which will adversely impact our earnings and operating cash flows. Additionally, if the proposed spinoff is consummated, we expect to incur some amount of dis-synergies due to the reduced size of our company and, as a result, we will need to undertake actions to help ensure that our cost structure is appropriate to support our remaining businesses. There can be no guarantees that the proposed spinoff will be completed in the manner or over the timeframe described above, or at all.
Our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Our business is comprised of four segments under this new operating model: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care. Our segments were changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segment presentation. See Note 16 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Supply Constraints, Global Economic Conditions and Regulatory Matters
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, increased interest rates, disruptions to certain ports of call around the world, the wars in Ukraine, Israel and Gaza and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing facilities, which often require us to transport our products long distances, we are more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. While we have seen improvements in the availability of certain component parts and improved pricing in certain raw materials, these challenges have not completely subsided and may continue to have a negative impact on our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories (including those acquired in our December 2021 acquisition of Hill-Rom Holdings, Inc. (Hillrom)) due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.

Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The wars in Ukraine, Israel and Gaza and the sanctions and other measures being imposed in response to these conflicts (and the potential for escalation of these conflicts) have increased the levels of economic and political uncertainty and we continue to closely monitor the developing situations. With respect to the war in Ukraine and our ongoing business in Russia, we are working on reducing our product offerings in Russia while remaining compliant with all applicable U.S. and European Union sanctions and regulations. While these countries do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of these conflicts could have an adverse effect on our business.

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. COVID-19 had, and COVID-19 or any other future public health crisis could in the future have an adverse impact on, among other things, our expenses, operations, supply chains and distribution systems. Over the course of the COVID-19 pandemic, our business was impacted by shifting healthcare priorities and significant volatility in the demand for our products, and any resurgence of the pandemic or any new public health crisis could again impact healthcare priorities and cause volatility in the demand for our products.

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
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations (as described in Item 1, Government Regulation, of our Annual Report for the fiscal year ended December 31, 2022) require that we obtain specific approval from FDA and non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals or clearances could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, FDA in the United States, the European Medicines Agency in Europe, the China Food and Drug Administration (CFDA) in China and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products. Our failure to comply with these requirements may subject us to various actions, including warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses and may have a material adverse impact on our results of operations.
For further discussion, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
RESULTS OF OPERATIONS
Net income (loss) attributable to Baxter stockholders for the three and nine months ended September 30, 2023 totaled $2.51 billion, or $4.93 per diluted share, and $2.41 billion, or $4.76 per diluted share, compared to $(2.94) billion, or $(5.83) per diluted share, and $(2.61) billion, or $(5.20) per diluted share, for the three and nine months ended September 30, 2022. Net income (loss) attributable to Baxter stockholders for the three and nine months ended September 30, 2023 included special items which increased net income (loss) by $2.09 billion and $1.36 billion, respectively, or $4.11 and $2.69, per diluted share, respectively. See the following subsection for information about special items for all periods presented. Net income (loss) for the three and nine months ended September 30, 2022 included special items which decreased net income (loss) by $3.35 billion and $3.94 billion, respectively, or $6.65 and $7.82 per diluted share, respectively.

Net income (loss) from continuing operations for both the three and nine months ended September 30, 2023 totaled $51 million, or $0.09 per diluted share and $(142) million, or $(0.29) per diluted share, compared to $(2.99) billion, or $(5.94) per diluted share, and $(2.80) billion, or $(5.58) per diluted share, for the three and nine months ended September 30, 2022, respectively. Net income (loss) from continuing operations for the three and nine months ended September 30, 2023 included special items which decreased net income by $296 million and $1.02 billion respectively, or $0.59 and $2.01 per diluted share, respectively. Net income (loss) from continuing operations for the three and nine months ended September 30, 2022 included special items which decreased net income by $3.36 billion and $3.95 billion, respectively, or $6.66 and $7.83 per diluted share, respectively.

Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Gross Margin
Intangible asset amortization expense	$(111)	$(110)	$(326)	$(344)
Business optimization items[1]	(26)	(13)	(327)	(21)
Acquisition and integration items[2]	(1)	2	(1)	(171)
European medical devices regulation[3]	(14)	(12)	(38)	(35)
Separation-related costs[4]	(10)	—	(15)	—
Product-related items[5]	—	(20)	—	(43)
Long-lived asset impairments[6]	(267)	(332)	(267)	(332)
Total Special Items	$(429)	$(485)	$(974)	$(946)
Impact on Gross Margin Ratio	(11.6 pts)	(13.4 pts)	(8.9 pts)	(8.8 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$51	$58	$155	$234
Business optimization items[1]	50	57	169	171
Acquisition and integration items[2]	1	11	15	55
Separation-related costs[4]	67	$—	108	—
Legal matters[7]	13	$—	13	—
Total Special Items	$182	$126	$460	$460
Impact on SG&A Ratio	4.9 pts	3.5 pts	4.2 pts	4.3 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$5	$3	$12	$4
Acquisition and integration expenses[2]	—	1	—	1
Total Special Items	$5	$4	$12	$5
Impact on R&D Ratio	0.2 pts	0.1 pts	0.1 pts	0.1 pts
Goodwill Impairments
Goodwill impairments[6]	$—	$2,785	$—	$2,785
Total Special Items	$—	$2,785	$—	$2,785
Other Operating Expense (Income), net
Loss on product divestiture arrangement[10]	$—	$54	$—	$54
Acquisition and integration items[2]	—	(6)	(14)	(34)
Total Special Items	$—	$48	$(14)	$20
Other (Income) Expense, net
Pension curtailment[8]	$—	$—	$—	$(11)
Investment impairments[9]	—	—	20	—
Reclassification of cumulative translation loss to earnings[11]	—	65	—	65
Total Special Items	$—	$65	$20	$54
Income Tax Expense
Tax matters[12]	$(196)	$5	$(152)	$5
Tax effects of special items[13]	(124)	$(162)	(280)	(328)
Total Special Items	$(320)	$(157)	$(432)	$(323)
Impact on Effective Tax Rate	107.9 pts	(20.2 pts)	37.4 pts	(20.7 pts)

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
1Our results in 2023 and 2022 were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These restructuring and other business optimization costs included actions related to our current implementation of a new operating model intended to simplify and streamline our operations an better align our manufacturing and supply chain to our commercial activities, our integration of Hillrom, the decision to close one of our U.S.-based manufacturing facilities later this year, which resulted in a $243 million noncash impairment of property, plant and equipment in the second quarter of 2023, rationalization of certain other manufacturing and distribution facilities and transformation of certain general and administrative functions. Our results in 2023 included business optimization charges of $81 million in the third quarter and $508 million in the first nine months. Our results in 2022 included business optimization charges of $73 million in the third quarter and $196 million in the first nine months. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results in 2023 included $2 million in the third quarter and $2 million in the first nine months of acquisition and integration-related items. These amounts reflected $2 million in the third quarter and $16 million in the first nine months of integration costs, which primarily included costs related to our integration of Hillrom, partially offset by a $14 million benefit in the first nine months from changes in the estimated fair values of contingent consideration liabilities. Our results in 2022 included $4 million in the third quarter and $193 million in the first nine months of acquisition and integration-related items. These amounts included $10 million in the third quarter and $227 million in the first nine months related to our acquisition of Hillrom, primarily reflecting $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2022. Other integration expenses in 2022 included third party consulting costs related to our integration and related cost savings activities. Those acquisition and integration-related expenses related to Hillrom were partially offset by an $6 million benefit in the third quarter and a $34 million benefit in the first nine months from changes in the estimated fair values of contingent consideration liabilities.
3Our results in 2023 included $14 million in the third quarter and $38 million in the first nine months of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results. Our results in 2022 included $12 million in the third quarter and $35 million in the first nine months related to these requirements.
4Our results in 2023 included $77 million in the third quarter and $123 million in the first nine months of separation-related costs, primarily reflecting costs of external advisors supporting our activities to prepare for the proposed spinoff of our Kidney Care segment. We also incurred $4 million and $19 million of additional separation-related costs in the third quarter and first nine months of 2023, respectively, related to the sale of our BPS business that are reported in discontinued operations and are not presented in the table above. Refer to "Recent Strategic Actions" above for more information about those proposed and recently completed transactions.
5Our results in 2022 included charges of $20 million in the third quarter and $43 million in the first nine months related to warranty and remediation activities arising from two field corrective actions on certain of our infusion pumps.
6Our results in 2023 included long-lived asset impairment charges of $267 million in the third quarter and first nine months related to the Hemodialysis (HD) business within our Kidney Care segment, comprised of (i) a $190 million impairment charge related to certain manufacturing equipment, operating lease right-of-use assets and HD equipment leased to customers and (ii) a $77 million impairment charge related to a developed technology intangible asset. Those 2023 impairments exclude the $243 million noncash impairment of property, plant and equipment in the second quarter of 2023 described in footnote 1 above that related to a restructuring action and is presented within the Business Optimization special item in the above table. Our results in 2022 included impairment charges of $3.12 billion in the third quarter and first nine months related to assets acquired in our December 2021 acquisition of Hill-Rom Holdings, Inc., comprised of

(i) a $2.79 billion goodwill impairment and (ii) $332 million of indefinite-lived intangible asset impairments. Refer to Notes 3 and 4 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the impairments.
7Our results in 2023 included costs, including associated legal fees, of $13 million in the third quarter and first nine months related to matters involving alleged violations of the False Claims Act related to a now-discontinued legacy Hillrom sales line and alleged injury from environmental exposure.
8Our results in 2022 included a curtailment gain of $11 million in the first nine months related to an announced change for active non-bargaining participants in our U.S. Hillrom pension plan.
9Our results in 2023 included $20 million of net pre-tax losses from non-marketable investments in several early-stage companies in the first nine months, consisting of $23 million of noncash impairment write-downs, partially offset by a $3 million gain from the sale of an investment.
10Our results in 2022 included a loss of $54 million in the third quarter and first nine months under an arrangement to divest certain product rights for an amount that is less than our cost of those product rights, which was triggered by U.S. and European Union regulatory approvals of the related products. Refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for further information about the related transactions.
11Our results in 2022 included a charge of $65 million in the third quarter and first nine months for cumulative translation adjustments (CTA) reclassified from accumulated other comprehensive income (loss) as a result of the substantial liquidation of our operations in Argentina.
12Our results in 2023 included income tax benefits of $209 million in the third quarter and $199 million in the first nine months resulting from application of the intraperiod tax allocation between continuing operations and discontinued operations. Our results in 2023 included a $30 million valuation allowance in the first nine months to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax reform legislation to reflect our current estimate of its recoverability. We also incurred separation-related income tax costs of $13 million in the third quarter and $17 million in the first nine months. Our results in 2022 included a $5 million reallocation of income taxes between continuing operations and discontinued operations resulting from the application of a intraperiod tax allocation.
13This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
CONSOLIDATED NET SALES

	Three Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
United States	$1,766	$1,758	0%	0%
Emerging markets[1]	852	820	4%	3%
Rest of world[2]	1,090	1,031	6%	3%
Total net sales	$3,708	$3,609	3%	2%

	Nine Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
United States	$5,183	$5,170	0%	0%
Emerging markets[1]	2,447	$2,355	4%	6%
Rest of world[2]	3,298	$3,236	2%	4%
Total net sales	$10,928	$10,761	2%	3%
1 Emerging markets include sales from our operations in Eastern Europe, the Middle East, Africa, Latin America and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia and New Zealand.
Foreign currency favorably impacted net sales by 1 percentage point during the third quarter of 2023, compared to the prior year period, primarily due to the weakening of the U.S. Dollar relative to the Euro, British Pound and Mexican

Peso, partially offset by strengthening of the U.S. Dollar relative to the Turkish Lira and Chinese Renminbi. Foreign currency adversely impacted net sales by 1 percentage point during the first nine months of 2023, compared to the prior year period primarily due to the strengthening of the U.S. Dollar relative to the Chinese Renminbi, Turkish Lira, Australian Dollar, Canadian Dollar, Japanese Yen and the Colombian Peso, partially offset by the weakening of the U.S. Dollar relative to the Mexican Peso.
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
NET SALES BY SEGMENT
Medical Products and Therapies
Our Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products.

	Three Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Infusion Therapies and Technologies	$1,003	$956	5%	4%
Advanced Surgery	255	247	3%	3%
Total Medical Product and Therapies net sales	$1,258	$1,203	5%	4%

	Nine Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Infusion Therapies and Technologies	$2,918	$2,829	3%	4%
Advanced Surgery	773	738	5%	6%
Total Medical Product and Therapies net sales	$3,691	$3,567	3%	4%
Medical Product and Therapies segment net sales increased 5% in the third quarter and 3% in the first nine months of 2023, as compared to the prior year periods.
Infusion Therapies and Technologies net sales increased 5% in the third quarter and 3% in the first nine months of 2023, as compared to the prior year periods. Sales performance in the third quarter and first nine months reflected strong demand for our infusion systems and administration sets, as well as growth in IV solutions and international nutrition compounding, partially offset by lower sales of parenteral nutrition products in the U.S. Sales performance in the first nine months was also partially offset by higher U.S. distributor chargebacks and customer rebates as compared to the prior year periods. Foreign currency exchange rates favorably impacted sales growth by 1% for the third quarter of 2023 and adversely impacted sales growth by 1% for the first nine months of 2023 as compared to the prior year periods.
Advanced Surgery net sales increased 3% in the third quarter and 5% in the first nine months of 2023, as compared to the prior year periods. The increase in the third quarter and first nine months was driven by continued recovery in surgical procedures, partially offset by temporary supply constraints, the exit of a product distribution arrangement and a comparison against prior year periods that benefited from competitor supply constraints. Foreign currency exchange rates favorably impacted sales growth by 1% in the third quarter and adversely impacted sales growth by 1% for the first nine months as compared to the prior year periods.
Healthcare Systems and Technologies
Our Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories.

	Three Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Care and Connectivity Solutions	$443	$456	(3)%	(4)%
Front Line Care	301	279	8%	8%
Total Healthcare Systems and Technologies net sales	$744	$735	1%	0%

	Nine Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Care and Connectivity Solutions	$1,307	$1,350	(3)%	(3)%
Front Line Care	911	855	7%	7%
Total Healthcare Systems and Technologies net sales	$2,218	$2,205	1%	1%
Healthcare Systems and Technologies segment net sales increased 1% in the third quarter and first nine months of 2023, as compared to the prior year periods.
Care and Connectivity Solutions net sales decreased 3% in the third quarter and first nine months of 2023, as compared to the prior year periods, driven by lower demand for hospital beds, which we believe is being driven by current capital spending constraints at certain of our customers, and lower rental revenues, partially offset by international demand and sales generated from recent product launches in the U.S. Foreign currency exchange rates favorably impacted sales growth by 1% for the quarter and did not impact sales growth for first nine months as compared to the prior year periods.
Front Line Care net sales increased 8% in the third quarter and 7% in the first nine months of 2023, as compared to the prior year periods. The increase was driven by increased demand for our physical assessment tools, respiratory health products and cardiology products. Performance in the current year periods benefited from backlog reductions due to improved availability of component parts used in certain of our products. Foreign currency exchange rates did not impact sales growth in the third quarter or the first nine months as compared to the prior year periods.
Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

	Three Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Injectables and Anesthesia	$351	$325	8%	7%
Drug Compounding	229	200	15%	13%
Total Pharmaceuticals net sales	$580	$525	10%	9%

	Nine Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Injectables and Anesthesia	$987	$961	3%	4%
Drug Compounding	665	613	8%	12%
Total Pharmaceuticals net sales	$1,652	$1,574	5%	7%
Pharmaceuticals segment net sales increased 10% in the third quarter and 5% in the first nine months of 2023, as compared to the prior year periods.

Injectables and Anesthesia net sales increased 8% in the third quarter and 3% in the first nine months of 2023, as compared to the prior year periods. The increases in the third quarter and first nine months reflect growth from our U.S. injectable products, driven by our recent launches of Zosyn, following the transfer of the related product rights to us earlier this year, Bendamustine and Norepinephrine, partially offset by lower sales of Suprane, an inhaled anesthesia product. Foreign currency exchange rates favorably impacted sales growth by 1% for the third quarter of 2023 and adversely impacted sales growth by 1% in the first nine months as compared to the prior year periods.
Drug Compounding net sales increased 15% in the third quarter and 8% in the first nine months of 2023, as compared to the prior year periods. The increase was driven by increased demand for our international pharmacy compounding services. Foreign currency exchange rates favorably impacted sales growth by 2% for the third quarter of 2023 and adversely impacted sales growth by 4% for the first nine months of 2023 as compared to the prior year periods.
Kidney Care
Our Kidney Care segment includes Chronic Therapies, comprised of peritoneal dialysis (PD) and hemodialysis (HD),and Acute Therapies, comprised of continuous renal replacement therapies (CRRT) and other organ support therapies.

	Three Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Chronic Therapies	$921	$934	(1)%	(3)%
Acute Therapies	188	166	13%	12%
Total Kidney Care net sales	$1,109	$1,100	1%	0%

	Nine Months Ended September 30,		Percent change
(in millions)	2023	2022	At actual currency rates	At constant currency rates
Chronic Therapies	$2,730	$2,744	(1)%	1%
Acute Therapies	564	542	4%	6%
Total Kidney Care net sales	$3,294	$3,286	0%	2%
Kidney Care segment net sales increased 1% in the third quarter and were flat for the first nine months of 2023, as compared to the prior year periods.
Chronic Therapies sales decreased 1% in the third quarter and the first nine months of 2023, as compared to the prior year periods. Sales performance in the current year periods was primarily due to patient growth in PD, pricing initiatives and recent government tender awards in EMEA, partially offset by lower sales in China, primarily due to government-based procurement initiatives and the impact of COVID-19 on that country’s renal patient population, and the termination of a distribution agreement in the U.S. Foreign currency exchange rates favorably impacted sales growth by 2% for the third quarter of 2023 and adversely impacted sales growth by 2% for the first nine months of 2023 as compared to the prior year periods.
Acute Therapies net sales increased 13% in the third quarter and 4% in the first nine months of 2023, as compared to the prior year periods. The increases in the current year periods were driven by strong demand for our CRRT offerings. Sales growth for the first nine months of 2023 was adversely impacted by a comparison against a prior year period that included strong COVID-related demand for our CRRT offerings during the first quarter. Foreign currency exchange rates favorably impacted sales growth by 1% for the third quarter of 2023 and adversely impacted sales growth by 2% for the first nine months of 2023 as compared to the prior year periods.
Other
During the three months ended September 30, 2023 and 2022, we earned $17 million and $46 million, respectively, and for the nine months ended September 30, 2023 and 2022, we earned $73 million and $129 million, respectively, of revenues that were not attributable to our reportable segments. In the current and prior year periods, those other sales primarily represent ancillary revenues earned by certain of our manufacturing facilities from contract manufacturing activities and royalty income under a business development arrangement. The decreases in the current year as compared to the prior year periods reflect lower contract manufacturing volume and the termination of the royalty arrangement following our acquisition of the rights to the underlying product.

COSTS AND EXPENSES
Gross Margin and Expense Ratios

	Three months ended September 30,
	2023	% of net sales	2022	% of net sales	$ change	% change
Gross margin	$1,117	30.1%	$1,045	29.0%	$72	6.9%
SG&A	$1,002	27.0%	$941	26.1%	$61	6.5%
R&D	$166	4.5%	$151	4.2%	$15	9.9%

	Nine months ended September 30,
	2023	% of net sales	2022	% of net sales	$ change	% change
Gross margin	$3,503	32.1%	$3,678	34.2%	$(175)	(4.8)%
SG&A	$2,961	27.1%	$2,958	27.5%	$3	0.1%
R&D	$495	4.5%	$448	4.2%	$47	10.5%
Gross Margin
The gross margin ratio was 30.1% and 32.1% in the third quarter and first nine months of 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 11.6 and 8.9 percentage points on the gross margin ratio in the third quarter and first nine months of 2023, respectively. The gross margin ratio was 29.0% and 34.2% in the third quarter and first nine months of 2022, respectively. Special items had an unfavorable impact of approximately 13.4 and 8.8 percentage points on the gross margin ratio in the third quarter and first nine months of 2022, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the gross margin ratio decreased in the third quarter and first nine months of 2023 compared to the prior year periods primarily due to the adverse cost impacts of raw materials inflation.
SG&A
The SG&A expenses ratio was 27.0% and 27.1% in the third quarter and first nine months of 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 4.9 and 4.2 percentage points on the SG&A expenses ratio in the third quarter and first nine months of 2023, respectively. The SG&A expenses ratio was 26.1% and 27.5% in the third quarter and first nine months of 2022, respectively. Special items had an unfavorable impact of approximately 3.5 and 4.3 percentage points on the SG&A expenses ratio in the third quarter and first nine months 2022, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the SG&A expenses ratio decreased in the third quarter and first nine months of 2023 compared to the prior year periods primarily due to savings from restructuring actions implemented in recent periods, partially offset by higher bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expenses ratio was 4.5% in both the third quarter and first nine months of 2023. The special items identified earlier in this section had an unfavorable impact of approximately 0.2 and 0.1 percentage points on the R&D expenses ratio in the third quarter and first nine months of 2023. The R&D expenses ratio was 4.2% in both the third quarter and first nine months of 2022. Special items had an unfavorable impact of approximately 0.1 percentage point on the R&D expenses ratio in the third quarter and first nine months of 2022. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the R&D expenses ratio increased in the third quarter and first nine months of 2023 compared to the prior year periods as a result of increased project-related expenditures, particularly related to our connected care portfolio in our Healthcare Systems and Technology segment.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts have included restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The related costs of these actions consisted primarily of employee termination costs, implementation costs, contract termination costs and asset impairments.
For the three and nine months ended September 30, 2023, $14 million and $111 million, respectively, of the restructuring charges, consisting of employee termination costs, were related to the ongoing implementation of our previously announced new operating model intended to simplify and streamline our operations. For the nine months ended September 30, 2023, $253 million of the restructuring charges, consisting of $243 million of asset impairment charges and $10 million of employee termination costs, were related to our decision to cease production of dialyzers at one of our manufacturing facilities in connection with our initiatives to streamline our manufacturing footprint and improve our profitability.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $25 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Goodwill Impairments
We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize a goodwill impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value.
We acquired Hillrom on December 13, 2021 and recognized $6.83 billion of goodwill and $6.03 billion of other intangible assets, including $1.91 billion of indefinite-lived intangible assets, in connection with that acquisition. During the third quarter of 2022, we performed trigger-based impairment tests for each of the reporting units within our Hillrom segment (currently referred to as our Healthcare Systems and Technologies segment), as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our three Hillrom reporting units, driven primarily by shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Those goodwill impairment tests resulted in total pre-tax goodwill impairment charges of $2.79 billion in the third quarter of 2022. Refer to Note 4 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these goodwill impairment charges, as well as information about related indefinite-lived intangible asset impairment charges.
Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations.
Other Operating Expense (Income), Net
Other operating expense (income), net was zero and income of $14 million in the third quarter and first nine months of 2023, respectively, and expense of $48 million and $20 million in the third quarter and first nine months of 2022, respectively. The income in the first nine months of 2023 was comprised of gains from changes in the fair values of contingent consideration arrangements. The expense in the three and nine months of 2022 included a loss of $54 million under an arrangement to divest certain product rights for an amount that was less than our cost of those product rights, which was triggered by U.S. and European Union regulatory approvals of the related products. That loss in 2022 was partially offset by gains from changes in the fair values of contingent consideration arrangements.
Interest Expense, Net
Interest expense, net was $128 million and $369 million in the third quarter and first nine months of 2023, respectively, and $104 million and $278 million in the third quarter and first nine months of 2022, respectively. The increase in 2023 was driven by higher interest rates on our floating rate debt, partially offset by net repayments in the current year periods.

We expect that our net interest expense will decrease in future periods as we earn additional interest income and repay a portion of our outstanding borrowings with the proceeds we received from the recent sale of our BPS business.
Other (Income) Expense, Net
Other (income) expense, net was income of $7 million and an expense of $33 million in the third quarter and first nine months of 2023, respectively, and an expense of $61 million and $1 million in the third quarter and first nine months of 2022, respectively. In the third quarter of 2023, the net income was primarily driven by pension and other postretirement benefits and increases in the fair value of marketable equity securities, partially offset by foreign exchange losses. In the first nine months of 2023, the net expense was primarily driven by foreign exchange losses, non-marketable investment impairments and decreases in the fair value of marketable equity securities, partially offset by pension and other postretirement benefits. In the third quarter of 2022, the net income was primarily due to the reclassification of a cumulative translation loss from accumulated other comprehensive income (loss) to earnings due to the substantial liquidation of our operations in Argentina, partially offset by pension benefits. In the first nine months of 2022, the net expense was primarily related to the reclassification of the Argentina cumulative translation loss, partially offset by foreign exchange gains, pension and other postretirement benefits, a pension curtailment gain and increases in the fair value of marketable equity securities.
Income Taxes
Our effective income tax rate was 129.7% and 1.8% in the third quarter, and 58.4% and 0.5% in the first nine months of 2023 and 2022, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions and excess tax benefits or shortfalls on stock compensation awards.
Our effective income tax rate during interim periods reflects our estimated annual effective tax rate excluding discrete items. For the three and nine months ended September 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by the jurisdictional mix of global earnings, which was impacted by the long-lived asset impairments we recognized during the second and third quarters of 2023, and by the significance of non-deductible items to our anticipated pre-tax income for the full year. For the three months ended September 30, 2023, our effective tax rate was also impacted by $13 million of separation-related income tax costs. For the nine months ended September 30, 2023, our effective tax rate was also impacted by a $30 million valuation allowance recorded to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax legislation and by $17 million of separation-related income tax costs.
For the three and nine months ended September 30, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate from discrete was primarily attributable to non-deductible goodwill impairments.
Discontinued Operations
On September 29, 2023, we completed the sale of our BPS business and received cash proceeds of $3.96 billion from that transaction. The financial position, results of operations and cash flows of our BPS business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Income from discontinued operations, net of tax, was $2.46 billion and $2.56 billion, respectively, in the third quarter and first nine months of 2023, compared to $57 million and $192 million, respectively, in the third quarter and first nine months of 2022. The increases in the current year periods were primarily driven by the $2.89 billion pre-tax gain from the sale of the BPS business ($2.60 billion net of tax). Excluding that gain on sale, pre-tax income from discontinued operations increased by $13 million in the third quarter and decreased by $30 million in the first nine months compared to the prior year periods. The increase during the third quarter was primarily driven by incremental revenue from a customer that did not meet its contractual minimum purchase commitments, partially offset by a comparison against prior year results that included significant sales from contract manufacturing of COVID-19 vaccines. The decrease in the first nine months was primarily driven by the comparison against prior year results that included significant sales from contract manufacturing of COVID-19 vaccines and increased SG&A expense in the current year period from separation-related costs. Refer to Note 2 within Item 1 for additional information.
SEGMENT OPERATING INCOME
We use segment operating income to evaluate the performance of our segments and to make resource allocation decisions. Segment operating income represents income before income taxes, interest and other non-operating income or expense, unallocated corporate costs, intangible asset amortization expense and special items. Special items, which are presented below in our reconciliations of segment operating income to income (loss) from continuing operations before income taxes, are excluded from segment operating income because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period.
The following table presents our segment operating income and reconciliations to loss from continuing operations before income taxes.

	Operating income (loss)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Medical Products and Therapies	$245	$257	$706	$703
% of Segment Net Sales	19.5%	21.4%	19.1%	19.7%
Healthcare Systems and Technologies	115	108	327	367
% of Segment Net Sales	15.5%	14.7%	14.7%	16.6%
Pharmaceuticals	108	82	284	295
% of Segment Net Sales	18.6%	15.6%	17.2%	18.7%
Kidney Care	96	103	208	307
% of Segment Net Sales	8.7%	9.4%	6.3%	9.3%
Other	6	17	19	52
Total	570	567	1,544	1,724
Unallocated corporate costs	(5)	1	(51)	(41)
Intangible asset amortization expense	(162)	(168)	(481)	(578)
Long-lived assets impairments	(267)	(332)	(267)	(332)
Legal matters	(13)	—	(13)	—
Goodwill impairments	—	(2,785)	—	(2,785)
Business optimization items	(81)	(73)	(508)	(196)
Acquisition and integration items	(2)	(4)	(2)	(193)
Loss on product divestiture arrangement	—	(54)	—	(54)
Separation-related costs	(77)	—	(123)	—
European Medical Devices Regulation	(14)	(12)	(38)	(35)
Product-related items	—	(20)	—	(43)
Total operating income (loss)	(51)	(2,880)	61	(2,533)
Interest expense, net	128	104	369	278
Other (income) expense, net	(7)	61	33	1
Loss from continuing operations before income taxes	$(172)	$(3,045)	$(341)	$(2,812)
Medical Products and Therapies
Segment operating income was $245 million and $706 million in the third quarter and first nine months of 2023, respectively, and $257 million and $703 million in the third quarter and first nine months of 2022. Segment operating income decreased in the third quarter compared to the prior year period due to higher SG&A and R&D expenses, partially offset by the gross profit from higher sales. The increase in segment operating income in the first nine months of 2023 reflected the gross profit from higher sales, partially offset by increases in SG&A and R&D expenses.

Healthcare Systems and Technologies
Segment operating income was $115 million and $327 million in the third quarter and first nine months of 2023, respectively, and $108 million and $367 million in the third quarter and first nine months of 2022. The increase in segment operating income in the third quarter of 2023 was primarily due to increased sales and improved gross margins, primarily driven by a favorable product mix and improved component availability. The decrease in segment operating income in the first nine months of 2023 resulted from a lower gross margin, primarily driven by raw material inflation.
Pharmaceuticals
Segment operating income was $108 million and $284 million in the third quarter and first nine months of 2023, respectively, and $82 million and $295 million in the third quarter and first nine months of 2022. The increase in segment operating income in the third quarter of 2023 was primarily due to the gross profit from higher sales driven by recent product launches. The decrease in segment operating income in the first nine months of 2023 was due to a lower gross margin, primarily driven by raw materials inflation, and increased R&D expense, partially offset by income from recent product launches.
Kidney Care
Segment operating income was $96 million and $208 million in the third quarter and first nine months of 2023, respectively, and $103 million and $307 million in the third quarter and first nine months of 2022. The increase in segment operating income in the third quarter of 2023 reflected lower operating expenses that were almost entirely offset by lower gross margins, primarily driven by raw materials inflation. The decrease in operating income in the first nine months of 2023 was primarily due to lower gross margins, partially offset by lower operating expenses.
Other
During the three months ended September 30, 2023 and 2022, we earned $6 million and $17 million, respectively, and for the nine months ended September 30, 2023 and 2022, we earned $19 million and $52 million, respectively, of operating income that was not attributable to our reportable segments. Operating income generated by activities not attributable to our reportable segments is presented as Other. In the current and prior year periods, other operating income primarily represents income from ancillary revenues earned by certain of our manufacturing facilities from contract manufacturing activities and royalty income under a business development arrangement. The decreases in the current year as compared to the prior year periods reflect lower contract manufacturing volume and the termination of the royalty arrangement following our acquisition of the rights to the underlying product.
Unallocated Corporate Costs
Under our new operating model, most global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. Additionally, intangible asset amortization and other special items are not allocated to our segments. Prior to the implementation of our new operating model in the third quarter of 2023, more costs were maintained at corporate and were not allocated to our previous segments. Certain of the costs that were previously maintained at corporate under our prior segment structure that are now allocated to our segments include manufacturing variances and centrally managed supply chain costs, certain R&D costs, product category support costs, stock compensation expense and certain employee benefit plan costs.

LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the nine-month periods ended September 30, 2023 and 2022.

	Nine months ended September 30,
(in millions)	2023	2022
Cash flows from operations - continuing operations	$1,097	$594
Cash flows from investing activities - continuing operations	(489)	$(634)
Cash flows from financing activities	(554)	$(1,319)
Cash Flows from Operations - Continuing Operations
In the first nine months of 2023, cash provided by operating activities - continuing operations was $1.10 billion, as compared to cash provided by operating activities of $594 million in the first nine months of 2022, an increase of $503 million. Cash flows from operations in the current year period was favorably impacted, as compared to the prior year period, by lower annual payouts under our employee incentive compensation plans, which were determined based on our 2022 performance, and by the timing of accounts payable payments.
Cash Flows from Investing Activities
In the first nine months of 2023, cash used for investing activities - continuing operations included payments for acquisitions and investments of $6 million and capital expenditures of $502 million. In the first nine months of 2022, cash used for investing activities included payments for acquisitions and investments of $206 million, primarily related to our payment to acquire the rights to Zosyn, and capital expenditures of $438 million.
In the first nine months of 2023, cash provided by investing activities - discontinued operations included proceeds of $3.96 billion from the sale of our BPS business.
Cash Flows from Financing Activities
In the first nine months of 2023, cash used in financing activities included debt repayments of $353 million and dividend payments of $439 million, partially offset by a net increase in commercial paper borrowings of $214 million and proceeds from stock issued under employee benefit plans of $86 million. In the first nine months of 2022, cash used for financing activities included debt repayments of $953 million and dividend payments of $427 million, partially offset by an increase of commercial paper borrowings of $30 million and proceeds from stock issued under employee benefit plans of $114 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized the repurchase of up to $2.00 billion of our common stock. Our Board of Directors increased this authority by an additional $1.50 billion in each of November 2016 and February 2018, by an additional $2.00 billion in November 2018 and by an additional $1.50 billion in October 2020. We did not repurchase any shares under this authority in the first nine months of 2023. We had $1.30 billion remaining available under this authorization as of September 30, 2023.
Credit Facilities and Access to Capital and Credit Ratings
Credit Facilities
As of September 30, 2023, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.50 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of September 30, 2023 or December 31, 2022. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
In the first quarter of 2023, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the four fiscal quarters ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023. As of

September 30, 2023, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of September 30, 2023, we had capacity to draw on the full amounts under our credit facilities, less outstanding commercial paper borrowings, which were $514 million as of September 30, 2023. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on our credit facilities.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, including the proceeds from the recently completed sale of our BPS business, future cash flows from operations or by issuing additional debt. We had $5.79 billion of cash and cash equivalents as of September 30, 2023, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of September 30, 2023, we had approximately $16.49 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. We currently expect to use substantially all of the $3.70 billion of estimated net after-tax cash proceeds from the BPS divestiture to pay down or retire certain short- and long-term indebtedness beginning in the fourth quarter of 2023 and continuing through the first half of 2024. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in market conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives and reduce our post-Hillrom acquisition debt levels as we take actions consistent with our capital allocation priorities. In January 2023, Fitch revised our senior debt credit rating outlook from negative to rating watch negative. There have been no changes to our investment grade credit ratings that we disclosed in our 2022 Annual Report.
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
The valuation of goodwill and intangible assets is one of our critical accounting policies and we recognized significant impairment charges during 2022. During the current year-to-date period, our Care and Connectivity Solutions (CCS) reporting unit, which is comprised of our previous Patient Support Systems (PSS) and Global Surgical Solutions (GSS) reporting units, has been experiencing lower levels of customer orders for certain products than what we had previously expected. Certain of the products sold by that reporting unit are subject to our customers’ capital budgets and we believe that many of those customers are delaying significant capital purchases due to uncertainty in the current economic environment. We currently expect that such capital spending constraints will likely continue for the remainder of 2023. However, we currently expect that such capital spending constraints, which are often cyclical and closely aligned with broader economic conditions, will improve in the foreseeable future. As a result of the combination of our previous PSS and GSS reporting units into our new CCS reporting unit during the third quarter of 2023, which occurred in connection with the broader organizational changes related to our new operating model discussed in Note 16 in Item 1 of this Quarterly Report on Form 10-Q, we performed impairment tests both before and after the reporting unit changed and determined that no goodwill impairment had occurred. However, we are continuing to closely monitor the performance of our CCS reporting unit and if there is a significant adverse change in our outlook for that business in the future a goodwill impairment could arise at that time.
There have been no significant changes in the application of our critical accounting policies during the first nine months of 2023.
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
CERTAIN REGULATORY MATTERS
In July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris), the U.S. Food and Drug Administration (FDA) commenced an inspection of the Claris’ facilities in Ahmedabad, India. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (2017 Warning Letter).¹ FDA re-inspected the facilities and issued a Form FDA 483 on May 17, 2022. On September 1, 2022, FDA notified us that the inspection had been classified as voluntary action indicated. From January 19, 2023 to January 27, 2023, FDA performed an inspection at the Ahmedabad site, concluding with the issuance of a Form FDA 483. On April 26, 2023, FDA notified us that the inspection had been classified as official action indicated. We received a Warning Letter on July 25, 2023 based on observations identified in the January 2023 inspection (2023 Warning Letter)2. Since the issuance of the 2017 Warning Letter, we have implemented corrective and preventive actions to address FDA's related observations, as well as other enhancements at the site. We have fully responded to the 2023 Warning Letter, have implemented additional corrective and preventive actions, and to continue to engage with FDA regarding the agency's observations. In addition, since the issuance of the 2017 Warning Letter, we have secured other sites in our manufacturing network and have launched and distribute select products from those sites in the U.S.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
2 Available online at https://www.fda.gov/inspections-compliance-enforcement-and-criminal-investigations/warning-letters/baxter-healthcare-corporation-654136-07252023
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. These forward-looking statements include statements with respect to the proposed spinoff of our Kidney Care business and other portfolio management activities we may undertake in the future, the costs and timing associated with strategic initiatives including the proposed spinoff, the viability and accuracy of anticipated benefits of our strategic actions, accounting estimates and assumptions (including with respect to goodwill and other intangible asset impairments), global economic conditions, litigation-related matters, future regulatory filings (or the withdrawal or resubmission of any pending submissions) and our R&D pipeline (including anticipated product approvals or clearances), sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency, interest rate and credit risks, the impact of inflation on our business, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances, the adequacy of tax provisions and reserves, the effective tax rate and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	our ability to execute and complete strategic initiatives, asset dispositions and other transactions, including the proposed spinoff of our Kidney Care business, our plans to simplify our manufacturing footprint and the timing for such transactions, the ability to satisfy any applicable conditions and the expected proceeds, consideration and benefits;
•	failure to accurately forecast or achieve our short-and long-term financial improvement performance and goals (including with respect to our strategic actions) and related impacts on our liquidity;
•	our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds and the capital structure of the public company that we expect to form as a result of the proposed spinoff (and the resulting capital structure for the remaining company);
•	the impact of global economic conditions (including, among other things, inflation levels, interest rates, financial market volatility, banking crises, the potential for a recession, the ongoing wars in Ukraine, Israel and Gaza, the related economic sanctions being imposed globally in response to the conflicts and potential trade wars or further escalation of those conflicts) and continuing public health crises, pandemics and epidemics, such as the COVID-19 pandemic, or the anticipation of any of the foregoing, on our operations and our employees, customers and suppliers, including foreign governments in countries in which we operate;
•	downgrades to our credit ratings or ratings outlooks, and the related impact on our funding costs and liquidity;
•	product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements or the withdrawal or resubmission of any pending applications), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	product quality or patient safety issues leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales, including the focus on evaluating product portfolios for the potential presence or formation of nitrosamines;
•	future actions of (or failures to act or delays in acting by) FDA, the European Medicines Agency or any other regulatory body or government authority (including the SEC, DOJ or the Attorney General of any State) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities, including the continued delay in lifting the warning letters at our Ahmedabad facility;

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
•
the continuity, availability and pricing of acceptable raw materials and component parts and our ability to pass some or all of these costs to our customers through recent price increases or otherwise, and the related continuity of our manufacturing and distribution and those of our suppliers;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties (including as a result of natural disaster, public health crises and epidemics/pandemics, regulatory actions or otherwise);
•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;
•	loss of key employees, the occurrence of labor disruptions or the inability to identify and recruit new employees;
•	failures with respect to our quality, compliance or ethics programs;
•	future actions of third parties, including third-party payers and our customers and distributors (including GPOs and IDNs), the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies; legislation, regulation and other governmental pressures in the United States or globally, including the cost of compliance and potential penalties for purported noncompliance thereof, all of which may affect pricing, reimbursement, taxation and rebate policies of government agencies and private payers or other elements of our business, including new or amended laws, rules and regulations (such as the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation and annual proposed regulatory changes of the U.S. Department of Health and Human Services in kidney health policy and reimbursement, which may substantially change the U.S. end stage renal disease market and demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures, which are difficult to estimate in advance);
•	the outcome of pending or future litigation;
•	the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies (including pharmacological advances such as SGLT2 antagonists, GLP-1 agonists and selective MRAs that may impact our Kidney Care business);
•	global regulatory, trade and tax policies (including with respect to climate change and other sustainability matters);
•	the ability to protect or enforce our owned or in-licensed patent or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or patents of third parties preventing or restricting our manufacture, sale or use of affected products or technology;
•	the impact of any goodwill or other intangible asset impairments on our operating results;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (whether with respect to current or future tax reform);
•	actions by tax authorities in connection with ongoing tax audits;
•	other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, all of which are available on our website.

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
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of September 30, 2023 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of September 30, 2023, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $18 million with respect to those contracts would change by $79 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of September 30, 2023 by replacing the actual exchange rates as of September 30, 2023 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of September 30, 2023, our subsidiary in Turkey had net monetary assets of $16 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2022 Annual Report. There were no significant changes during the quarter ended September 30, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2022 Annual Report.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In July 2012, we announced that our Board of Directors authorized us to repurchase up to $2.00 billion of our common stock on the open market or in private transactions. The Board of Directors increased this authority by an additional $1.50 billion in each of November 2016 and February 2018, by an additional $2.00 billion in November 2018 and by an additional $1.50 billion in October 2020. During the third quarter of 2023, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of September 30, 2023. This program does not have an expiration date.
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
On September 6, 2023, Jeanne Mason, our Chief Human Resources Officer, entered into a modification to her existing trading plan for the sale of certain shares of our common stock in connection with the exercise of expiring stock options, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As modified, the plan terminates on March 3, 2025. The aggregate number of shares to be sold under the modified plan is 218,731 shares.

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

10.1
Offer Letter, dated September 26, 2023, by and between Baxter International Inc. and Joel Grade (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 3, 2023).

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

BAXTER INTERNATIONAL INC.
(Registrant)
Date: November 2, 2023
	By:	/s/ Joel T. Grade
Joel T. Grade Executive Vice President and Chief Financial Officer, (duly authorized officer and principal financial officer)