Form 10-K
period 2023-12-31
BAXTER INTERNATIONAL INC
filed 2024-02-08
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the per share closing sale price of $45.56 on that date and the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $23 billion. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2024 was 507,827,437.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2024 proxy statement for use in connection with its Annual Meeting of Stockholders expected to be held on May 7, 2024 are incorporated by reference into Part III of this report.

PART I
Item 1.    Business.
Company Overview
Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products, including acute and chronic dialysis therapies; sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products, advanced surgical equipment; smart bed systems; patient monitoring and diagnostic technologies; and respiratory health devices. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices and patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. As of December 31, 2023, we manufactured products in over 20 countries and sold them in over 100 countries.
Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “we", "our” or "us" means Baxter International and its consolidated subsidiaries, unless the context otherwise requires.
Recent Strategic Actions
In mid-2022, our Board of Directors authorized a strategic review of our business portfolio, with the goal of increasing stockholder value. As part of that review process, we identified and evaluated a range of potential strategic actions, including opportunities for sales and other separation transactions. In January 2023, following the completion of that review, we announced the following planned strategic actions that are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value: (a) a proposed spinoff of our Kidney Care business into an independent publicly traded company focused on kidney care and organ support (the proposed spinoff), (b) our development of a new operating model to simplify our operations and better align our manufacturing and supply chain to our commercial activities and (c) our pursuit of strategic alternatives for our BioPharma Solutions (BPS) business.
Following these actions, we intend to emerge as a stronger hospital solutions and connected care company. As a more focused business, we expect to be better positioned to make strategic investments to accelerate our vision and to deliver differentiated value to our stakeholders with our unique combination of products, therapies and connected care platforms.
Proposed Separation of Kidney Care Business
We are working to complete the proposed separation of our Kidney Care business in the interest of establishing an independent company focused on kidney care and organ support. While we continue to evaluate all strategic options in the interest of maximizing stockholder value, we continue to progress towards our current target of July 2024 for completion of the proposed spinoff of this business. In both 2023 and 2022 we generated $4.45 billion of net sales from our Kidney Care segment, representing approximately 30% and 31%, respectively, of our consolidated net sales. We intend for the proposed spinoff to qualify as tax-free to Baxter and our stockholders for U.S. federal income tax purposes. The proposed spinoff is subject to the satisfaction of customary conditions, including final approval from our Board of Directors, the filing and effectiveness of a registration statement on Form 10, receipt of an Internal Revenue Service (IRS) ruling or related tax opinions from counsel, satisfactory completion of financing arrangements, consultations with works councils and other employee representative bodies and any necessary regulatory approvals.
There can be no guarantees that the proposed separation will be completed in the form of a spinoff or over the timeframe described above, or at all.

Implementation of New Operating Model and Resulting Segment Change
Our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care (which would become an independent publicly traded company following the completion of the proposed spinoff transaction). Our segment reporting was changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segments.
Sale of BPS Business
On September 29, 2023, we completed the sale of our BPS business and received cash proceeds of $3.96 billion from that transaction. The financial position, results of operations and cash flows of our BPS business, including the $2.88 billion pre-tax gain ($2.59 billion net of tax) from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying consolidated financial statements. We intend to use substantially all of the after-tax proceeds from this transaction to repay certain of our debt obligations, including $514 million of commercial paper borrowings and $2.28 billion of long-term debt that we repaid during the fourth quarter of 2023.
Acquisition of Hillrom
On December 13, 2021, we completed our acquisition of all outstanding equity interests of Hill-Rom Holdings, Inc. (Hillrom) for a purchase price of $10.48 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was $12.84 billion. Hillrom was a global medical technology leader and its products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. Hillrom made those outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care. In 2023 and 2022, our Healthcare Systems and Technologies segment generated net sales of $3.01 billion and $2.94 billion, respectively. During 2022, we also recognized $2.81 billion of goodwill impairments and $332 million of indefinite-lived intangible asset impairments related to goodwill and trade name intangible assets that arose from the Hillrom acquisition. See Notes 3, 5, 6 and 18 in Item 8 of this Annual Report on Form 10-K for additional information about the Hillrom acquisition, goodwill and intangible asset impairments, Hillrom acquisition financing arrangements and the Healthcare Systems and Technologies segment results, respectively.
Business Segments and Products
We currently manage our global operations based on four segments: Medical Products and Therapies, Healthcare Systems and Technologies, Pharmaceuticals and Kidney Care.
The Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding. The Kidney Care segment includes sales of chronic and acute dialysis therapies and services, including peritoneal dialysis (PD), hemodialysis (HD), continuous renal replacement therapies (CRRT) and other organ support therapies.
For financial information about our segments, see Note 18 in Item 8 of this Annual Report on Form 10-K.

Business Strategy
Our business strategy is focused on driving sustainable growth and innovation aligned with our mission to save and sustain lives and our vision to transform healthcare with a customer focus to help improve patient outcomes, enhance workflow efficiency, and enable cost-effective care. Our diversified and broad portfolio of medical products that treat acute or chronic conditions and our global presence are core components of our strategy as we work to achieve these objectives. We are focused on four strategic pillars as part of our pursuit of industry leading performance: innovation; market expansion; operational efficiency; and capital allocation.
Innovation
Our innovation strategy, which encompasses both organic and inorganic initiatives, is focused on accelerating our sales growth through the introduction of new connected care and core therapies offerings. Connected care offerings include devices or software that can connect, communicate and/or analyze data to help transform healthcare and improve patient outcomes. Through our acquisition of Hillrom, we are continuing to build out our connected care portfolio offerings, as its product portfolio includes digital and connected care solutions and collaboration tools such as smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space. Our core therapies product offerings include pharmaceuticals and consumable medical products designed to address essential patient and provider needs across the continuum of care.
As part of this strategy, we are prioritizing investments that drive innovation in product areas where we believe we have compelling opportunities to better serve patients and healthcare professionals, particularly in markets with higher growth rates. We are working to accelerate the pace at which we bring these advances to market to support our future growth. We are in the midst of launching several new products, geographic expansions and line extensions in areas such as smart pump technology, hospital pharmaceuticals and nutritionals, surgical sealants, smart beds, respiratory vests, chronic and acute renal care and more. These comprise a mix of entirely new product offerings and meaningful improvements to existing technologies.
Market Expansion
The market expansion component of our strategy includes expanding our portfolio geographically, broadening our portfolio through channel expansion and increasing utilization of our products and therapies through market development activities. These initiatives include using Baxter’s geographic footprint to introduce the Healthcare Systems and Technologies product portfolio into new markets, as well as expanding value-added services, increasing adoption of underpenetrated therapies and providing education and advocacy to improve access to our products.
Operational Excellence
As discussed above under “Recent Strategic Actions,” we recently implemented a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Going forward we expect to be a more integrated and nimble organization that can respond more effectively to changes in the macroeconomic environment while enhancing our ability to drive innovation in our product portfolio. We also continue to focus on increasing efficiencies through automation and digitization and delivering on the targeted cost synergies expected to be achieved from our acquisition of Hillrom. We intend to continue to actively manage our cost structure and strive to commit resources to the highest value uses. Such high value activities include supporting innovation, building out the portfolio, expanding patient access and accelerating growth for our stockholders.
Maintaining Disciplined and Balanced Capital Allocation
Subject to market conditions and our investment grade targets, our capital allocation strategies currently include the following:
•debt repayments to support our deleveraging commitments;
•active portfolio management through the identification of attractive acquisition and divestiture transactions, including the recent divestiture of our BPS business and the proposed Kidney Care separation; and

•returning capital to stockholders through dividends, while balancing any returns with other strategic actions we take. We also intend to reinstate share repurchases over the longer term.
We paid down $2.80 billion of debt during 2023, using proceeds from the sale of our BPS business, and we are committed to retaining our investment grade rating, including taking actions toward achieving a 2.75x net leverage target in 2025. During this deleveraging period, we currently intend to continue paying a dividend, not make any share repurchases and be highly selective with respect to any potential acquisitions.
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
Sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2023.
International Operations
The majority of our revenues are generated outside of the United States and geographic expansion remains a key component of our strategy, particularly with respect to our Healthcare Systems and Technologies business. Our international presence includes operations in Europe, the Middle East, Africa, Asia-Pacific, Latin America and Canada. We are subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “Risks Relating to Our Business—We are subject to risks associated with doing business globally” and “—Changes in foreign currency exchange rates and interest rates have, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows and liquidity” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
For financial information about our foreign and domestic revenues and segment information, see Note 18, in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
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
In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, many hospitals and other customers of medical products in the United States have joined group purchasing organizations (GPOs), or formed integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors and the negotiated prices are made available to members. We have purchasing agreements with several of the major GPOs in the United States, which are subject to renewal from time to time. GPOs may have agreements with more than one supplier for certain products. Accordingly, in these cases, we face competition from other suppliers even where a customer is a member of a GPO under contract with us, which may constrain our ability to secure negotiated price increases. Purchasing power is similarly consolidated in many other countries. For example, public contracting authorities often act as the purchasing entities for the hospitals and other customers of medical products in their region and many hospitals and other customers have joined joint procurement entities and buying consortia. The result is that demand for healthcare products is increasingly concentrated across our markets globally. Additionally, our contractual pricing arrangements with GPOs, IDNs and public contracting authorities limit our ability to increase prices in order to offset raw materials or component price increases or otherwise.

Raw Materials and Component Parts
Raw materials and component parts essential to our business are purchased from numerous suppliers worldwide in the ordinary course of business. While many of these materials are generally available, we have experienced and may in the future experience shortages of supply. Additionally, certain of these materials are secured from single source suppliers or on a spot basis and not pursuant to a contractual arrangement. In recent periods, we have experienced increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), which has had a negative impact on our profit margins and on our sales for certain product categories, due to our inability to fully satisfy demand.
In an effort to manage risk associated with raw materials and component supply, we work closely with our suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. We also seek to develop new and alternative sources of supply where beneficial to our overall raw materials procurement strategy. Refer to Item 1A. Risk Factors of this Annual Report on Form 10-K for further information regarding risks related to the supply chain, raw materials and component parts (including with respect to the qualification of any new or alternative supplier).
We are not always able to recover cost increases for raw materials and component parts through customer pricing due to contractual limits, where applicable, and market forces. For example, during 2022 and 2023, our profit margins were adversely impacted because we were unable to fully offset all related cost increases resulting from the high inflationary environment through customer pricing adjustments or other pricing actions. We seek to utilize long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Our ability to do so in the face of limited supply of certain raw materials and component parts and inflationary environment may be limited.
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
Although no single company competes with us in all of our businesses, we face substantial competition in each of our segments from international and domestic healthcare, medical products and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. We believe customer purchasing decisions are primarily focused on cost-effectiveness, price, service, product performance and technological innovation. There has been consolidation in our customer base and by our competitors, which continues to result in pricing and market pressures.
Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In the United States, the federal government and many states have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that we and other providers are required to pay to the state. In addition to government regulation, managed care organizations in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. Managed care organizations seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. We face similar issues outside of the United States. In Europe and Latin America, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products. Additionally, China has been implementing volume-based procurement policies and a series of centralized reforms on both a national and regional basis which have resulted in significant price cuts for pharmaceuticals and medical consumables. For further discussion, refer to Item 1A. Risk Factors of this Annual Report on Form 10-K.

Intellectual Property
Patents and other proprietary rights are essential to our business. We rely on patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen our competitive position. We own numerous patents and trademarks throughout the world and have entered into license arrangements relating to various third-party patents and technologies. Products manufactured by us are sold primarily under our own trademarks and trade names. Some products distributed by us are sold under our trade names, while others are sold under trade names owned by our suppliers or partners. Trade secret protection of unpatented confidential and proprietary information is also important to us. We maintain certain details about our processes, products and technology as trade secrets and generally require employees, consultants, and business partners to enter into confidentiality agreements. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, and business partners use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
We operate in an industry susceptible to significant patent litigation. At any given time, we are involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information on patent and other litigation, see Note 8 in Item 8 of this Annual Report on Form 10-K.
Research and Development
We believe our investment in research and development (R&D), consistent with our portfolio optimization and capital allocation strategies, will help fuel our future growth and our ability to remain competitive. Accordingly, we continue to focus our investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for our R&D activities were $667 million in 2023, $602 million in 2022, and $531 million in 2021. These expenditures include costs associated with R&D activities performed at our R&D centers located around the world, which include facilities in Belgium, China, Germany, India, Italy, Japan, Sweden and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations. As discussed above in under "Recent Strategic Actions," we have recently implemented a new operating model intended to simplify and streamline our operations, including with respect to our R&D activities. We are also working to create a more resilient supply chain and better align our manufacturing footprint and supply chain to our commercial activities. These activities may result in the consolidation of one or more R&D facilities.
For more information on our R&D activities, refer to the discussion under the caption entitled “Strategic Objectives” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Quality Management
Our continued success depends upon the quality of our products. Quality management plays an essential role in determining and meeting customer requirements, helping to prevent defects, facilitating continuing improvement of our processes, products and services, and helping to assure the safety and efficacy of our products. Our quality system enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our products to help ensure that they conform to customer requirements. In order to consistently improve the effectiveness and efficiency of our quality system, various measurement, monitoring and analysis methods, such as management reviews and internal, external and vendor audits, are employed at local and central levels.
Each product that we market is required to meet specific quality standards, both in packaging and in product integrity and quality. If any of those is determined to be compromised at any time, we endeavor to take corrective and preventive actions designed to ensure compliance with regulatory requirements and to meet customer expectations. For more information on corrective actions taken by us, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Corporate Responsibility
Driven by our mission to save and sustain lives, Baxter's corporate responsibility strategy focuses on addressing the environmental, social and governance (ESG) issues that affect our patients, customers, employees, communities and other stakeholders worldwide. Our corporate responsibility approach supports our business priorities to achieve top quartile results relative to industry peers and other comparators across four dimensions: patient safety and quality, growth through innovation, best place to work and industry-leading performance. Advancing our corporate responsibility goals contributes to business, social and economic value, including attraction and retention of employees, enhanced operational efficiency and implementation of enterprise risk management strategies, among others.
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
Government Regulation
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. The Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in Europe, the China Food and Drug Administration (CFDA) in China and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products. We must obtain specific approval from FDA and non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Even after we obtain regulatory approval to market a product, the product and our manufacturing processes and quality systems are subject to continued review by FDA and other regulatory authorities globally, including additional 510(k) and other regulatory submissions, and approvals or the time needed to secure approvals are not certain. State agencies in the United States also regulate our facilities, operations, employees, products and services within their respective states. We, along with our facilities, are subject to periodic inspections and possible administrative and legal actions by FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. As situations require, we take steps to ensure the safety and efficacy of our products, such as removing products from the market that are found not to meet applicable requirements and improving the effectiveness of quality systems. For more information on compliance actions taken by us, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
We are also subject to various laws inside and outside the United States concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of our products and services, the importation and exportation of products, the operation of our facilities and the distribution of products. In the United States, we are subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), Environmental Protection Agency, Department of Defense and Customs and Border Protection in addition to others. We supply products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare. As a result, our activities are subject to regulation by CMS and enforcement by OIG and DOJ. In each jurisdiction outside the United States, our activities are subject to regulation by government agencies including the EMA in Europe, CFDA in China and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally.
Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. Our environmental policies require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. For example, we made $6 million and $33 million of capital expenditures in 2022 and 2021, respectively, related to a new ethylene oxide emissions control system at our Mountain Home, Arkansas facility that was substantially completed in 2022.
Human Capital Management
As of December 31, 2023, we employed approximately 60,000 people globally, with approximately 41,000 employees in the United States and approximately 19,000 employees outside of the United States. Our employees set the foundation for our ability to achieve our strategic objectives. They contribute to our success and are instrumental in driving operational execution and our ability to deliver strong financial performance, advancing innovation and maintaining a strong quality and compliance program across our organization.

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
•Health and Safety. Health and safety are firmly rooted across our global footprint. We aim for a zero-harm workplace and prioritize the elimination of risks and incident precursors to drive improvement. In 2023, Baxter focused on employee engagement, hazard identification and accelerated technology deployment to better understand and address top health and safety risk areas. We have continued to mobilize our identification program for our operational workforce, in concert with a centralized corrective action tracking tool. These improvements have enabled us to implement predictive analytics, support ergonomic evaluations and introduce active safety control technology for improved operation of our powered industrial vehicles.
•Recruitment, Training and Development. We use recruitment vehicles to attract diverse talent to our organization and we prioritize learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning platform known as BaxU and virtual workshops that support our culture, strategy and the development of crucial skills. To assess the impact of the investments we make in our people, and to help us consistently improve our human resources programs, we regularly conduct anonymous surveys of our global workforce to seek feedback on a variety of topics including confidence in our leadership, competitiveness of our compensation and benefits packages, career growth opportunities and improvements on how we can make our company an employer of choice. Administered and analyzed by an independent third-party, the survey results are reviewed by our senior leaders, which include our executive officers. Summaries of select surveys are also provided to our Board of Directors. The results of this engagement survey are also shared with individual managers, who are then tasked with taking action based on their employees’ anonymous feedback.
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
Item 1A.    Risk Factors.
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors for a description of the principal risks that we face. If any of the events described below occurs, our business, results of operations, financial condition, cash flows, future growth prospects and stock price could suffer. Further, other unknown or unpredictable factors could also have material adverse effects on our future results.
Risk Factors Summary
This summary of risks below is intended to provide an overview of the risks we face and should not be considered a substitute for the more detailed risk factors discussed immediately following this summary.
Risks Relating to Our Strategic Actions
•The proposed spinoff of our Kidney Care business may not be completed on the terms, structure or timeline we have announced, if at all.
•We are exposed to new risks as a result of the proposed spinoff and other strategic actions we are undertaking.
•We may continue to experience difficulties with our integration of Hillrom or fail to realize the anticipated benefits of the Hillrom acquisition.
•If our business strategy and development activities are unsuccessful, our business, results of operations, financial condition and cash flows could be adversely affected.
Risks Relating to Our Financial Performance and Our Common Stock
•Global economic conditions, including inflation and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.
•Our operating results and financial condition have, and may in the future, fluctuate.
•We may not achieve our financial goals.
•We incurred a substantial amount of debt in connection with the Hillrom acquisition, which could adversely affect our business, results of operations, financial condition and cash flows.
•Changes in foreign currency exchange rates and interest rates have, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows and liquidity.
•Our common stock price has fluctuated significantly and may continue to do so.
•Future material impairments in the value of our goodwill, intangible assets and other long-lived assets, would negatively affect our operating results.
Other Risks Relating to Our Business
•If we are unable to successfully introduce or monetize new and existing products or services, or fail to keep pace with changing consumer preferences and needs or advances in technology, our business, results of operations, financial condition and cash flows could be adversely affected.
•Issues with product quality could, among other things, have an adverse effect on our business or cause a loss of customer confidence in us or our products.

•There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our business, results of operations, financial condition and cash flows.
•Pandemics and other public health emergencies, or the fear thereof, have had, and may in the future have, a material adverse effect on our business.
•If we fail to attract, develop, retain and engage key employees, our business may suffer.
Risks Relating to Our Business Operations
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
•If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization, supply or distribution difficulties, our business, results of operations, financial condition and cash flows may be adversely affected.
•Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations, financial condition and cash flows.
•Breaches and breakdowns affecting our information technology systems or protected information could have a material adverse effect on us.
•We are subject to risks associated with doing business globally.
•A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Risks Relating to Legal and Regulatory Matters
•We are subject to a number of laws and regulations, and we are susceptible to a changing regulatory environment.
•Increasing regulatory focus on privacy and cybersecurity issues and expanding laws could impact our business and expose us to increased liability.
•If reimbursement or other payment for our current or future products is reduced or modified in the United States or in foreign countries or there are changes to policies with respect to pricing, taxation or rebates, our business could suffer.
•We could be subject to fines or damages and possible exclusion from participation in federal or state healthcare programs if we fail to comply with the laws and regulations applicable to our business.
•If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
•Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.
•We are party to a number of pending lawsuits and other disputes which may have an adverse impact on our business, results of operations, financial condition and cash flows.
•Our Amended and Restated By-Laws designate certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders.

Risks Relating to Our Strategic Actions
The proposed spinoff of our Kidney Care business may not be completed on the terms, structure or timeline we have announced, if at all.
In January 2023, we announced a series of strategic actions, including, among other things, the proposed spinoff of our Kidney Care business into an independent company (the proposed spinoff) and plans to implement a simplified operating model and manufacturing footprint. While we have completed implementation of the new operating model, we may encounter challenges to executing the proposed spinoff on the terms, structure and within the timeframe we have announced, or at all. The proposed spinoff will be subject to the satisfaction of a number of customary conditions, including final approval from Baxter’s Board of Directors. The failure to satisfy any of the required conditions could delay the completion of the proposed spinoff for a significant period of time or prevent it from occurring at all. Additionally, the proposed spinoff is complex in nature, and unanticipated developments or changes, including disruptions in general market conditions, changes in law, challenges or complexities in executing the spinoff of the two businesses or developments of viable medical, pharmacological and technological advances (as further discussed in “Other Risks Relating to Our Business If we are unable to successfully introduce or monetize new and existing products or services, or fail to keep pace with changing consumer preferences and needs or advances in technology, our business, results of operations, financial condition and cash flows could be adversely affected”) may affect our ability to complete the proposed spinoff on the terms or on the timeline we have announced, or at all. The terms and conditions of the required regulatory authorizations and consents that are granted, if any, may also impose requirements, limitations or costs, or place restrictions on the conduct of the independent companies or impact our ability to complete the proposed spinoff on the terms or timeline we have announced, or at all.
Although we intend for the proposed spinoff to be tax-free to Baxter’s stockholders for U.S. federal income tax purposes, we have initiated the preparatory restructuring, which has generated, and we expect to continue to generate, non-U.S. tax liabilities and may also generate potential impairments of deferred tax assets. Moreover, there can be no assurance that the proposed spinoff will qualify as tax-free for U.S. federal income tax purposes. The IRS ruling and tax opinion mentioned above will be based upon various factual representations and assumptions, as well as certain undertakings made by Baxter and the new independent company. If any of these factual representations or assumptions are, or become, untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the opinion or ruling are based are materially different from the actual facts relating to the proposed spinoff, reliance on the opinion or ruling may be jeopardized. If the proposed spinoff were ultimately determined to be taxable for U.S. federal income tax purposes, we would incur a significant tax liability, while the distributions to Baxter’s stockholders would become taxable and the new company could incur income tax liabilities as well.
We are exposed to new risks as a result of the proposed spinoff and other strategic actions we are undertaking. Our strategic actions may not achieve their anticipated benefits, or our costs may exceed our estimates.
Our businesses have begun to face, and will continue to face, material challenges in connection with the proposed spinoff and the other strategic actions we are undertaking (including the recent implementation of a simplified operating model and the ongoing simplification of our manufacturing footprint). These challenges include, without limitation, the diversion of management’s attention from ongoing business concerns; appropriately allocating assets and liabilities among the companies to be separated in the proposed spinoff, particularly given the complex nature of the proposed spinoff; attracting, retaining and motivating key management and other employees; retaining existing, or attracting new, business and operational relationships, including with customers, suppliers, employees and other counterparties; maintaining our relationships with regulators; assigning customer contracts and intellectual property to each of the businesses; and potential negative reactions from the financial markets. In particular, in the last few years, we have undertaken other strategic and business transformation actions (including the recent divestiture of our BPS business, the acquisition of Hillrom and cost reduction initiatives) that have entailed changes across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas. This poses risks in the form of personnel capacity constraints and institutional knowledge loss that has led to, and could in the future lead to, missed performance or financial targets and harm to our reputation, and these risks are heightened with the additional interdependent actions that will be needed to complete the proposed spinoff and other strategic actions we are currently implementing and pursing or which we may pursue in the future.
We have incurred, and will continue to incur, significant expenses in connection with the proposed spinoff and other strategic actions we are undertaking. These expenses have been significant, and may continue to grow, and may not yield a discernible benefit if the actions are not completed on schedule or at all. In addition, the anticipated benefits of these actions are based on a number of assumptions, some of which may prove incorrect, and we cannot predict with certainty when the expected benefits will occur, or the extent to which they will be achieved. As a result, even if the proposed spinoff or other strategic actions are completed, they may not achieve some or all of the anticipated strategic, financial, operational or other benefits in the expected timeframe, or at all, which could adversely impact our business, results of operations, financial condition and cash flows.
Further, even if the proposed spinoff is completed, we cannot assure you that each separate company will be successful. Completion of the proposed spinoff will result in independent companies that are smaller, less diversified companies, with more limited businesses concentrated in their respective industries than Baxter. As a result, each company will be more vulnerable to changing market conditions, which could have a material adverse effect on its business, results of operations, financial conditions and cash flows. In addition, the diversification of revenues, costs and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and each company’s ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished. Following completion of the proposed spinoff, each company will also incur one-time and ongoing costs, including the costs of operating as independent companies, that the separated businesses will no longer be able to share. In addition, until the market has fully analyzed the values of the separate companies, the price of our common stock and common stock of the new company may experience volatility. Our common stock or the common stock of the new company may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause certain investors to sell their shares, which could in turn lead to declines in the trading price of such stock. As a result of any of the foregoing or other risks, the combined value of the common stock of the two publicly traded companies may be less than what the value of our common stock would have been absent the proposed spinoff.
We may continue to experience difficulties with our integration of Hillrom or fail to realize the anticipated benefits of the Hillrom acquisition.
During 2021, we completed the acquisition of Hillrom. The success of this acquisition depends on, among other things, our ability to integrate Hillrom in a manner that facilitates growth opportunities, realizes anticipated cost and revenue synergies and achieves certain previously communicated net leverage targets without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Hillrom acquisition may not be realized fully or at all or may take longer to realize than expected.
There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. The integration of Hillrom into our operations is complex and time-consuming and certain aspects have taken longer than originally anticipated and have required more effort than was originally planned. Challenges associated with our integration efforts are also heightened due to the other strategic actions we are pursuing. This has resulted in, and may continue to result in, additional expenses and other difficulties as we work to complete our ongoing strategic initiatives, including challenges consolidating certain operations and functions (including regulatory and other corporate functions), integrating technologies (including differing information technology systems and processes), organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies, and retaining key personnel, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition. The integration process and other disruptions resulting from the Hillrom acquisition and our ongoing strategic initiatives also disrupt our ongoing businesses and could cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings. Any failure to successfully or cost-effectively integrate Hillrom could have a material adverse effect on our business and cause reputational harm.
If our business strategy and development activities are unsuccessful, our business, results of operations, financial condition and cash flows could be adversely affected.
While we remain committed to deleveraging, we expect to engage in significant business development activities over the longer term (once we have satisfied our net leverage targets), including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities, such as potential divestitures and targeted market exits as we look to optimize our product portfolio and improve our operating margins. These activities may result in substantial investment of our resources (including resources currently focused on our ongoing strategic initiatives, such as the proposed spinoff). Our success developing products, expanding into new markets and optimizing our market presence from such activities will depend on a number of factors, including our ability to find suitable opportunities or partners for acquisition, investment, alliance or divestiture; competition from other companies in the industries in which we operate that are seeking similar opportunities; whether we are able to complete an acquisition, investment, alliance or divestiture on terms that are satisfactory to us or at all; the strength of the underlying technology and products of any of the other parties involved in a transaction, as well as their ability to execute their business strategies; any intellectual property and litigation related to any other party’s products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations (or to divest such company, business, product, technology or research from our existing operations), including the ability to adequately fund acquired in-process R&D projects and to maintain adequate controls over the combined operations. Certain of these activities are subject to antitrust and competition laws, which could impact our ability to pursue strategic transactions and could result in mandated divestitures in the context of proposed acquisitions. Additionally, certain divestitures could result in negative market or regulatory reactions. If we are unsuccessful in our business development activities, we may not realize the intended benefits of such activities, including that acquisition and integration or divestiture costs may be greater than expected or the possibility that the expected return on investment, synergies and accretion will not be realized or will not be realized within the expected timeframes. For more information, see Note 3 in Item 8 of this Annual Report on Form 10-K.
Risks Relating to Our Financial Performance and Our Common Stock
Global economic conditions, including inflation and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.
General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, have resulted in, and may continue to result in, unfavorable conditions that negatively affect demand for our products and exacerbate other risks described in this “Risk Factors” section that affect our business, results of operations, financial condition and cash flows. Both domestic and international markets have been experiencing significant inflationary pressures in recent years and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near term. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, has had, and may continue to have, the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation have resulted in, and may continue to result in, recessionary pressures in many parts of the world. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows.
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), heightened inventory levels to reduce the risk of patient supply disruption and higher transportation and labor costs, resulting from COVID-19 and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call around the world, the war in Ukraine, the conflict in the Middle East (including recent attacks on merchant ships in the Red Sea), tensions between China and Taiwan and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing, storage and distribution facilities, which often require us to transport our products long distances and which are being further consolidated in anticipation of the proposed spinoff, we may be more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future. They have also made it increasingly difficult to model accurately our short-term and long-term financial objectives and may continue to do so in the future.
Our ability to generate cash flows from operations has been affected, and could continue to be affected, if there is a material decline in the demand for our products or, in the solvency or planned capital expenditures of our customers or suppliers, or if there is deterioration in our key financial ratios or credit ratings. Current or worsening economic conditions may impact the ability of our customers (including governments) to pay for our products and services and the amount spent on healthcare generally, which could result in decreased demand for our products and services, a decline in cash flows, longer sales cycles, increased inventory levels, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could disrupt our ability to produce products. We continue to do business with foreign governments in certain countries that have experienced deterioration in credit and economic conditions. While global economic conditions to date have not significantly impacted our ability to collect receivables, liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses and may also impact the stability of the U.S. Dollar, Euro, Renminbi or other currencies.
Our operating results and financial condition have, and may in the future, fluctuate.
Our operating results and financial condition have, and may in the future, fluctuate from quarter-to-quarter and year-to-year for a number of reasons. Events, such as changes to our expectations, strategy or forecasts (including as a result of evolving global macroeconomic conditions and updated expectations regarding the timing of new regulatory approvals) or even a relatively small revenue shortfall or increase in supply chain or other costs which we are unable to offset have, and may in the future, cause financial results for a period to be below our expectations or projections. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, nor should they be relied upon as an indication of future performance. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial condition and our stock price.
We may not achieve our financial goals.
We continue to evaluate and refine both our short-term and long-term financial objectives, including our stated commitment to achieve certain net leverage targets. Our ability to achieve these targets depends, in part, on our ability to realize the anticipated benefits of the Hillrom acquisition (and related cost and revenue synergy targets) while working to execute on our stated portfolio management and other ongoing strategic initiatives including the proposed spinoff. We may fail to achieve our targeted financial results if we are unsuccessful in implementing our strategies, our estimates or assumptions change or for any other reason. Our failure to achieve our financial goals could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We incurred a substantial amount of debt in connection with the Hillrom acquisition, which could adversely affect our business, results of operations, financial condition and cash flows.
We incurred acquisition-related debt financing of $11.80 billion to fund the cash consideration for the Hillrom acquisition, refinance certain indebtedness of Hillrom and pay related fees and expenses. Our substantially increased indebtedness and higher debt-to-equity ratio following the acquisition has the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and has increased our borrowing costs (including as a result of the downgrades in our senior debt credit ratings since 2021). The increased level of indebtedness and our future financial performance could also reduce funds available (under our credit facilities or otherwise) for investments in product development, capital expenditures, dividend payments, acquisitions, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. In addition, until we achieve our commitment to reduce our indebtedness following the Hillrom acquisition, our capital allocation activities and operational flexibility is limited. There can be no assurance that we will be successful in doing so on a timely basis or at all.
Changes in foreign currency exchange rates and interest rates have, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows and liquidity.
We generate the majority of our net sales and profit outside the United States. As a result, our results of operations have been, and may in the future be, adversely affected by fluctuations in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We have experienced, and may continue to experience, additional volatility as a result of inflation and other macroeconomic factors, including in emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets on terms that are favorable to us, or at all, could be impeded if market conditions are not favorable. For more information see “Financial Instrument Market Risk” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Our common stock price has fluctuated significantly and may continue to do so in the future.
The price of our common stock has fluctuated significantly and may continue to do so in the future for a number of reasons, including, but not limited to:
•market perceptions of any strategic actions or other developments related to our business including, for example, the proposed spinoff;

•variations in our net sales, earnings or other financial results from investors’ expectations or our previously issued guidance;
•departure of key personnel;
•fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers, including with respect to technological advances; and
•the operating and stock performance of comparable companies or related industries.
In addition, prices in the stock market have generally been volatile in recent years. In certain cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could also fluctuate in the future without regard to our operating performance.
Future material impairments in the value of our goodwill, intangible assets and other long-lived assets would negatively affect our operating results.
We regularly review our goodwill, intangible assets and property, plant and equipment for potential impairment. Goodwill and indefinite-lived intangible assets are subject to impairment reviews on an annual basis and whenever potential impairment indicators are present. Intangible assets subject to amortization and property, plant and equipment are reviewed for potential impairment when there is an indication that an impairment may have occurred. Adverse changes to macroeconomic conditions or our earnings forecasts, as well as changes in our strategic goals or business direction, could lead to impairment charges. In addition, we may from time to time pursue the sale of assets that we determine are not critical to our strategy, including in connection with strategic exits, such as the proposed spinoff. Such transactions could result in impairment charges if the estimated fair value of the assets, less costs to sell, is less than their related carrying amount. Material impairment charges would negatively affect our results of operations.
For example, as described in more detail in Note 4 of Item 8 of this Annual Report, we recognized $510 million of long-lived asset impairment charges related to the HD business within our Kidney Care segment during 2023. Additionally, as described in more detail in Note 5 of Item 8 of this Annual Report, we recognized $2.81 billion of goodwill impairments and $332 million of indefinite-lived intangible asset impairments during 2022, both related to assets acquired in connection with our December 2021 acquisition of Hillrom. Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations. For more information on the valuation of goodwill and intangible assets, see “Critical Accounting Policies” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Other Risks Relating to Our Business
If we are unable to successfully introduce or monetize new and existing products or services, or fail to keep pace with changing consumer preferences and needs or advances in technology, our business, results of operations, financial condition and cash flows could be adversely affected.
We need to successfully introduce or monetize new and existing products and services to achieve our strategic business objectives. We can provide no assurances that our new products will achieve commercial acceptance in the marketplace, or that we will be able to separately bill for new or existing services. In addition, difficulties in manufacturing or in obtaining regulatory approvals have delayed, and may in the future delay or prohibit, the introduction of new products into the marketplace. We may not be able to obtain patent protection on our new products or be able to defend our intellectual property rights globally. Warranty claims and service costs relating to our new products might be greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. In addition, the introduction of new products and services might also cause customers to defer purchases of existing products or services. Our future financial performance will also depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We might not correctly anticipate or identify trends in customer preferences or needs or might identify or react to them later than competitors do.
In order to successfully introduce or monetize new and existing products and services, we must commit, and continue to commit, substantial funds, and other resources to R&D. Failure to successfully introduce new products or services in a cost-effective manner, or delays in customer purchasing decisions related to the evaluation of new products or services, could cause us to lose market share and could materially adversely affect our business. Furthermore, product development requires substantial investment and there is inherent risk in the R&D process. A successful product development process further depends on many other factors, including our ability to adapt to new technologies, demonstrate satisfactory clinical results and differentiate our products from those of our competitors. If we cannot successfully introduce new competitive products or adapt to changing technologies, our products may become obsolete and our net sales and profitability could suffer.
Issues with product quality could have an adverse effect on our business or cause a loss of customer confidence in us or our products, among other negative consequences.
The development of new or enhanced products involves a lengthy regulatory process and is capital intensive. As a result, our ability to match our production levels and capacity to market demand is imprecise and may result in a failure to meet market demand or satisfy customer requirements for our products or, alternatively, an oversupply of inventory. Increased costs relating to freight, raw materials or component parts and difficulties hiring and retaining staff have had and may continue to have, a negative impact on product supply. Failure to meet market demand may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).
Our success also depends on our ability to maintain and routinely improve product quality and our quality management program. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. While we have a quality system that covers the lifecycle of our products, quality and safety issues have occurred, and may in the future occur, with respect to our products. For example, we have experienced certain Class I recalls related to our Novum IQ Syringe and infusion systems, SIGMA Spectrum pump and Life2000 Ventilator. New or unintended uses of our products (for example, in response to changing clinical practice) may also raise quality or safety issues. A quality or safety issue may result in negative publicity, product recalls (either voluntary or required by the FDA or similar governmental authorities in other countries), adverse regulatory site inspection reports, voluntary or official action indicated classifications, warning letters, import bans or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions (which may include corporate integrity agreements), costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. See “—Risks Relating to Legal and Regulatory Matters.” An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, potentially leading to a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made, and could in the future make, significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict us from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.
Unaffiliated third-party suppliers provide a number of goods and services to our R&D, clinical and manufacturing organizations, many of whom do so on a spot basis and not pursuant to a contractual arrangement. Our ability to receive goods or services at all or on reasonable financial terms from these third parties will be impacted if they are unable or refuse to supply or service us. Moreover, we may have limited or no recourse if the goods or services are not subject to contractual terms. If we are unable to identify or secure regulatory approval for an alternative provider on reasonable terms, our ability to meet our obligations to our customers could be negatively impacted, which could adversely affect our financial results and our reputation. Additionally, third-party suppliers are required to comply with our quality standards and those of applicable regulatory bodies. Failure of a third-party supplier to provide compliant raw materials, component parts or supplies, give us adequate notice of issues or help us secure all required regulatory approvals for the use of their products or services has resulted in delays, service interruptions and quality-related issues, and may do so again in the future, and may negatively impact our business results and results of operations.
There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our business, results of operations, financial condition and cash flows.
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
Competition may increase further as additional companies begin to enter our markets, launch new products or modify their existing products to compete directly with ours. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements or we do not introduce new versions or upgrades to our product portfolio in response to those requirements, our products may be rendered obsolete or non-competitive. If our competitors develop more effective or affordable products or achieve earlier patent protection or product commercialization than we do, our business, results of operations, financial condition and cash flows will likely be negatively affected. For example, new developments such as pharmaceuticals that reduce the progression of chronic kidney disease into ESRD or reduce its incidence (including through weight loss), as well as innovations in technology and care delivery models, could materially adversely affect the demand for and future pricing and sale of our products and services. Furthermore, if we are forced to reduce our prices due to increased competition, our business could become less profitable.
In addition, many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates and new entrants emerge, competition to provide goods and services to industry participants has become, and will continue to become, more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions. If we face an increase in costs or are unable to achieve targeted price increases because of industry consolidation or otherwise, the long-term nature of our customer contracts or for other reasons, or if we lose customers as a result of consolidation, our business, results of operations, financial condition and cash flows could be adversely affected.
Demand for our products and services depends in large part on overall demand in the healthcare market. With the healthcare market’s increased focus on asset and resource efficiency, as well as reimbursement constraints and competitive dynamics, we have seen margins for some of our products decline and they may continue to do so over time. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our commercial investments or reduce our prices, which could adversely impact our operating results. These factors, along with possible legislative, regulatory and other developments, might result in significant shifts in market share among the industry’s major participants, which includes us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of new products and diversification of our product portfolio, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.
Pandemics and other public health emergencies, or the fear thereof, have had, and may in the future have, a material adverse effect on our business. The nature and extent of future impacts are uncertain and unpredictable.
Our global operations expose us to risks associated with public health emergencies, including epidemics and pandemics, such as the COVID-19 pandemic. Pandemics or other public health emergencies have adversely impacted, and may continue to adversely impact, our operations, supply chains and distribution systems, and have increased, and may continue to increase, our expenses, including due to preventive and precautionary measures that we, other businesses and governments have taken and may continue to take.
A pandemic or other public health emergency has adversely affected, and many continue to adversely affect, our business in many ways, including, but not limited to, the following:
•During the COVID-19 pandemic, we experienced significant and unpredictable reductions and increases in demand for certain of our products as healthcare customers re-prioritized the treatment of patients. Some of our products are particularly sensitive to reductions in elective medical procedures. For example, many elective procedures were suspended or postponed in our principal markets as hospital systems prioritized treatment of COVID-19 patients or otherwise were required to comply with changing government guidelines. If patients and hospital systems de-prioritize, delay or cancel elective procedures in the future, our business, financial condition and results of operations may be negatively affected. Additionally, through the pandemic, certain portions of our patient populations (including End Stage Renal Disease patients) have experienced heightened mortality levels. Demand for related products and services may not rebound to pre-pandemic levels in light of these increased mortality rates.
•A significant number of our customers, suppliers, manufacturers, distributors and vendors were adversely affected by the COVID-19 pandemic, including obstacles relating to their ability to maintain the continuity of their on-site operations, which impacted demand for certain of our products and services. These impacts caused interruptions and delays in our supply chain, and may do so in the future, resulting in more expensive alternative sources of labor and materials and heightened supply chain costs. Any delay or shortage in the supply of components or materials or other operational or logistical challenges may impact our ability to satisfy consumer demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability. For example, we have experienced supply constraints for amino acid raw materials used in our parenteral nutrition products, as such materials are being used to produce

COVID-19 vaccines. These constraints have resulted in certain product backorders and may do so in the future.
•We have experienced, and may continue to experience, a loss of sales or profitability due to delayed payments, reduced demand or capital constraints (including potential insolvency) of healthcare professionals, hospitals and other customers, as well as suppliers and vendors facing liquidity or other financial issues. These liquidity issues, as well as other financial issues, could be exacerbated if prolonged high levels of unemployment or loss of insurance coverage impact patients’ ability to access treatments that use our products and services.
•COVID-19 adversely impacted the continued service and availability of skilled personnel necessary to run our operations (and those of our customers).
Any of these and other impacts have had, and could in the future have, a material adverse effect on our business, results of operations, financial condition and cash flows. The scope and duration of any future public health emergency will depend on a number of factors, including the potential emergence of a new pandemic, new variants of COVID-19, the pace at which government restrictions are imposed and lifted and the extent of such restrictions, the scope of additional actions taken to mitigate the spread of disease and the availability and effectiveness and acceptance of vaccines. The effect of such a health emergency on our business will also vary based on the speed with and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health emergency. The impact of these and other factors on our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted with confidence. Finally, to the extent COVID-19 or any future public health emergency adversely affects our operations and global economic conditions more generally, many of the other risks described in this “Risk Factors” section may be heightened.
If we fail to attract, develop, retain and engage key employees, our business may suffer.
Our ability to compete effectively depends on our ability to attract, develop, retain and engage key employees, including people in senior management, sales, marketing, information technology and R&D positions, as well as our ability to transfer the knowledge and expertise of our workforce to new employees as our employees retire or we otherwise experience employee turnover (including in connection with the completion of acquisitions or divestitures or the proposed spinoff). Competition for top talent in the healthcare industry can be intense, especially for experienced management and technical and professional employees, which could increase costs associated with identifying, attracting and retaining such individuals. Our ability to recruit, develop, retain and engage such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits (as may be impacted by any financial performance challenges), work location, work environment (including our competitors’ policies regarding remote or hybrid work arrangements), the market’s perception of our ongoing strategic initiatives, including the proposed spinoff, and industry economic conditions. Further, a lack of employee engagement could lead to loss of productivity and increased employee burnout, turnover, absenteeism, product quality incidents and decreased customer and patient satisfaction. If we cannot effectively recruit, develop, retain and engage qualified employees, our business and results of operations could be adversely impacted.
Risks Relating to Our Business Operations
Segments of our business are significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.
A portion of our U.S. hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids, negotiating and renewing expiring GPO agreements. Failure to be awarded certain of these agreements could have a material adverse effect on our business, including product sales and service and rental revenue. In addition, we have faced and continue to face challenges related to increasing costs associated with these agreements (associated with ongoing supply chain challenges and inflation), which have negatively impacted our revenues and may continue to do so in the future.
Our participation in these agreements often requires increased discounting or restrictions on our ability to raise prices, and failure to participate or to be awarded these agreements might result in a reduction of sales to the member hospitals. In addition, in recent years, select market participants have shown an increased focus on individual GPO members negotiating directly with manufacturers on committed contracts. IDNs and health systems, when negotiating directly with manufacturers, often request additional discounts or other enhancements. Further, certain other distributors and purchasers have similar processes to the GPOs and IDNs and failure to be included in agreements with these other purchasers could have a material adverse effect on our business.

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.
Portions of our business have been, and may in the future be, the subject of restructuring, realignment and cost reduction initiatives. For example, we recently divested our BPS business and have implemented a simplified operating model and we continue to work toward simplifying our manufacturing footprint and completing the proposed spinoff. While we are undertaking these actions, as well as any future initiatives, with the goal of realizing potential efficiencies, we may not be successful in achieving efficiencies and cost reduction benefits we expect in full or at all. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected, and we could experience business disruptions, if our restructuring and realignment efforts and our cost reduction activities prove ineffective. These actions, the resulting costs, and potential delays or potential lower than anticipated benefits might also impact our foreign tax positions and might require us to record tax reserves against certain deferred tax assets in our international business.
If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization, supply or distribution difficulties, our business, results of operations, financial condition and cash flows may be adversely affected.
The manufacture of our products requires, among other things, the timely supply or delivery of sufficient amounts of quality components and raw materials. We manufacture our products in approximately 60 principal manufacturing locations. We acquire our components, raw materials and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from ourselves for self-supplied requirements. We endeavor, either alone or working closely with our suppliers, to ensure the continuity of our inputs and supplies, but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify certain of our sources of components and raw materials, in certain instances there is only a sole source or supplier with no acceptable alternatives yet identified and, as applicable, qualified. Additionally, we obtain certain components and materials on a spot basis from third party suppliers with whom we do not have contractual arrangements. For most of our components and raw materials for which a single source or supplier is used, alternative sources or suppliers may exist, but we have made a strategic determination to use the single source or supplier. Although we carry strategic inventory and maintain insurance to help mitigate the potential risk related to supply disruption, such measures may not be sufficient or effective. A reduction, interruption or suspension in supply, other supply chain issues, including those due to the revocation of distribution facilities’ licenses or as a result of our ongoing strategic initiatives, and our inability to quickly develop acceptable alternative sources for such supply could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner and could prevent us from satisfying obligations under one or more of our customer contracts or arrangements, which could result in significant failure to supply penalties. We have faced, and may in the future face, difficulties obtaining supplies of key materials, such as electromechanical components, active ingredients for pharmaceuticals and resins, due to supply chain disruptions and global pandemics. Moreover, changes in regulation, world trade policies, international taxes and government-to-government relations and issues with export and import activities could negatively impact our ability to distribute products within a country and across countries. See “—Risks Relating to Legal and Regulatory Matters.”
Additionally, our success depends upon the availability and quality of our products and the underlying raw materials and component parts. The medical products and pharmaceutical industries are competitive and subject to complex market dynamics and varying demand levels. These levels vary in response to economic conditions, regulatory requirements, seasonality, natural disasters, wars, acts of terrorism, pandemics, epidemics and other matters.
Significant increases in the cost of raw materials, sub-assemblies or materials used in the production of our products that cannot be recovered through increased prices of our products (or the unavailability of those raw materials, sub-assemblies or production materials) have adversely affected our business, results of operations, financial condition and cash flows and may continue to do so in the future. There can be no assurance that the marketplace will support higher prices or that such prices and productivity gains will fully offset any commodity cost increases in the future. From time to time, we enter into fixed price supply contracts with respect to raw material purchases. Future decisions not to enter into fixed price supply contracts may result in increased cost volatility, potentially adversely impacting our profitability. Volatility in the demand for our products or our costs of energy, transportation, freight, raw materials and component parts and other supply, manufacturing, distribution and warehousing or storage costs have adversely affected, and could in the future adversely affect, our business, results of operations, financial condition and cash flows and have prevented, and may continue to prevent, suppliers from providing goods and services to us on reasonable terms or at all. See also “Risks Relating to Our Financial Performance and Our Common Stock—Global economic conditions, including inflation and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.”
Many of our products are difficult to manufacture. This is due to the complex nature of manufacturing devices and pharmaceuticals, including biologics, as well as the strict regulatory regime governing our manufacturing operations. Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue of the type discussed in the “Risk Factors” section.
We rely heavily on a limited number of providers of transport services for reliable and secure point-to-point transport of our products to our customers and patients and for tracking of these shipments, and from time to time we require warehousing for our products. If any of these providers were to encounter delivery performance issues such as loss, damage or destruction of any systems or machines, it would be costly to replace such systems or machines in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business.
Some of our products are manufactured at a single manufacturing facility or stored at a single storage site. Additionally, some of our manufacturing facilities are located in the same geographic area. Loss or damage to, or closure of, a manufacturing facility or storage site due to a natural disaster, such as we experienced as a result of Hurricane Maria, a pandemic, such as COVID-19, war or acts of terrorism or otherwise could adversely affect our ability to manufacture sufficient quantities of key products or deliver products to meet customer demand or contractual requirements, which may result in a loss of revenue and other adverse business consequences, including those identified in the paragraphs above. We may be unable to transfer manufacturing of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for several reasons, including, but not limited to, a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of FDA or other governmental regulatory bodies. Such an event could materially negatively impact our business, results of operations, financial condition and cash flows.
In addition, several of our manufacturing facilities are leased and we may not be able to renew leases on favorable terms or at all. Because of the time required to approve and license a manufacturing facility, a third-party manufacturer may not be available on a timely basis (if at all) to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable. Any of the foregoing could adversely affect our business, results of operations, financial condition and cash flows.
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
For example, in 2021, our facility in Mountain Home, Arkansas entered into a Consent Administrative Order with the Arkansas Division of Environmental Quality relating to certain air emissions control technology used to reduce ethylene oxide emissions from sterilization equipment. Although the events giving rise to the Consent Administrative Order only caused a temporary pause in operations, these events or other disruptions of manufacturing or sterilization processes that we or third parties may experience, whether due to a lack of capacity, environmental, regulatory or compliance issues (including evolving regulatory requirements) or otherwise, could result in product shortage, unanticipated costs, loss of revenues, operational restrictions, additional capital expenditure requirements, litigation and damage to our reputation, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations, financial condition and cash flows.
The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as water scarcity, rising sea levels or frequency and severity of extreme weather conditions, including natural disasters such as hurricanes, cyclones and typhoons), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (including due to regulatory or technology changes), shifts in market trends (for example if customers increasingly prioritize purchasing products that are sustainably made and that can be reused or recycled) and other adverse effects. Such impacts, such as damage to manufacturing facilities, local infrastructure and utilities (including as a result of Hurricane Maria) have disrupted, and may in the future disrupt, our supply chain and manufacturing operations by adversely affecting our ability to procure goods or services required for the operation of our business at the quantities and levels we require due to impairment of the availability and increases in the cost of certain products, materials, commodities and energy. For example, material or sustained increases in the price of oil have had an adverse impact on the cost of many of the plastic materials or resins we use to make and package our products, as well as our transportation/freight costs. Further, the impacts of climate change, particularly severe weather events and droughts, have negatively impacted, and may in the future negatively impact, our ability to obtain material energy and water sources and other resources, including employee availability and access to shipping routes. Any of these outcomes may, in turn, result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences, such as a decline in stock price. Further, any perceived increase in the potential of severe weather events and business interruption may put an upward pressure on the cost of our risk insurance premiums, which could adversely impact our business, results of operations, financial condition and cash flows.
In addition, the increasing concern over climate change has resulted in, and is expected to continue to result in, more local, state, regional, federal and global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions and related reporting requirements (and the establishment of enhanced internal processes or systems to track them), alternative energy policies and sustainability initiatives. Legislation and regulations have been, and are expected to continue to be, enacted and promulgated in the United States, United Kingdom, EU or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations (as a result of our publicly disclosed corporate responsibility goals or otherwise), we may experience disruptions in, or increases in the costs associated with research, development, sourcing, manufacturing and distributing our products. Additionally, rising climate change concerns have led to and could continue to lead to additional regulation that could increase our compliance costs. As a result, any such regulatory changes could have a significant adverse effect on our business, financial condition, result of operations and cash flows.
Furthermore, companies across all industries are facing increasing scrutiny from investors, regulators, and other stakeholders related to their ESG commitments, performance, and disclosures, including related to climate change, diversity and inclusion, and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds, and other influential investors are increasingly focused on companies’ ESG commitments (including our corporate responsibility goals), performance, and disclosures, and in recent years have placed increasing importance on social costs and related implications of their investments. Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their respective approaches to ESG matters, which are increasingly being employed by investors, lenders, and customers to inform their investment, financing, or purchasing decisions. A failure to adequately meet stakeholder expectations, which may differ or conflict, may result in the loss of business, reputational impacts, diluted market valuation, an inability to attract customers, and an inability to attract and retain top talent.
Breaches and breakdowns affecting our information technology systems or protected information, including from cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position.
We rely upon information technology systems and infrastructure, including services provided by our partners and third parties, to support our business, products and customers. For example, we routinely rely on technology systems and infrastructure in the collection, use, storage and transfer, disclosure and other processing of voluminous amounts of protected information, including personal data, protected health information, and sensitive data (of patients, employees, customers and third parties) as well as confidential, business, financial, and other sensitive information (collectively, “Protected Information”). We also rely on systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters. Certain of our products and systems collect Protected Information regarding patients and their therapies and some are internet enabled or connect to our systems for maintenance and other purposes. The acquisition of Hillrom in December 2021 increased the number of these products and systems within our portfolio. Some of our products connect to the internet, hospital networks, electronic medical record systems or electronic health record systems. Further, we expect that the breadth and complexity of our information and technology systems and infrastructure will increase as we expand our product offerings to utilize and generate data analytics and potentially artificial intelligence (which create emerging enterprise risks, including but not limited to cybersecurity, monitoring, and oversight). The continuing evolution of technology we use, including cloud-based computing and data hosting as well as artificial intelligence, and reliance on third parties, whom may also use cloud-based computing and data hosting or artificial intelligence tools, create additional opportunities for the unintentional, intentional, unauthorized or unlawful disclosure, exposure, dissemination, loss, alteration, access or destruction of Protected Information stored or processed in our devices, systems, servers, infrastructure and products (collectively, “Technology”). Security threats, including cyber and other attacks, have become very sophisticated, frequent and adaptive.
Our Technology is vulnerable to breakdown, interruption, cyber and other security attacks, system malfunction, unauthorized access, inadvertent exposure or disclosure of information, theft and other events. Third-party systems that we rely upon are also vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Any such vulnerability could compromise our Technology and could expose Protected Information to unauthorized third parties and/or cause temporary or permanent loss or unavailability of such Protected Information. In addition, our Technology may cause product functionality issues that could result in risk to patient safety, field actions or product recalls. We, like other large multi-national companies, have experienced cyber incidents in the past and may experience them in the future which have exposed and may continue to expose vulnerabilities in our information technology systems. Although the prior incidents have not had a material effect on our business and we have invested and continue to invest in the protection of data and Technology, there can be no assurance that our efforts (i) have prevented or will prevent future breakdowns, attacks, breaches in our Technology, cyber incidents or other incidents or (ii) ensure compliance with all applicable cybersecurity and privacy laws, regulations and standards, including with respect to third-party service providers that host or process Protected Information on our behalf. Any failure to protect against such incidents or non-compliance with applicable security and privacy laws, regulations and standards could lead to substantial and material regulatory fines and penalties, business disruption, reputational harm, financial loss or litigation, as well as other damages. Misappropriation or other loss of our intellectual property from any of the foregoing may have an adverse effect on our competitive position and may cause us to incur substantial litigation costs. See “Risks Relating to Legal and Regulatory Matters.” As our customers and FDA and other global regulators, including data protection authorities or supervisory bodies, become more sensitive to risks related to cybersecurity, our ability to meet certain information technology safety standards could affect our products’ marketability and competitiveness. We could also suffer strained relationships with customers, business partners, physicians and other healthcare professionals, increased costs (for security measures, remediation or otherwise), litigation (including class actions and stockholder derivative actions) or other negative consequences (including a decline in stock price) as a result of breaches, cyber and other security attacks, industrial espionage, ransomware, phishing scams, malware or other cyber incidents, which could compromise our system infrastructure and/or lead to data leakage, including at our third-party providers or other business partners. Although we maintain insurance related to cybersecurity risks, there can be no assurance that our insurance will cover a particular cyber incident at issue or that such coverage will be sufficient.
In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities, including as a result of our ongoing business transformation activities and in connection with the ongoing Hillrom integration and our other ongoing strategic initiatives, including the proposed spinoff). Further, a number of our employees have fully remote or hybrid work arrangements, which, among other things, expose us to heightened risks related to our information technology systems and networks, including cyber attacks, computer viruses, malicious software, security breaches and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. We also face all of the same risks listed above and other heightened risks when acquiring a company, in particular if we need to transition or implement certain processes or controls with the acquired company. For example, as we continue to integrate Hillrom into our business, we have identified certain potential areas of vulnerability as we transition its information technology systems, products and processes to our processes and controls, including with respect to cybersecurity and privacy matters. While we are working to fully address those vulnerabilities (consistent with our processes and controls) we do not believe any of them present any material risks to our business or operations (including with respect to our Technology). Any such vulnerabilities (or any others) if unidentified or unremediated could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are subject to risks associated with doing business globally.
Our operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials and component parts, changes in taxation, tariffs, export control restrictions, changes in or violations of U.S. or local laws, dependence on a few government entities as customers, pricing restrictions, economic and political instability, monetary or currency volatility or instability (including as it relates to the U.S. Dollar, the Euro, the Renminbi and currencies in emerging market countries), disputes between countries, trade relationships and conflicts, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including natural disaster, pandemic, power loss, cyber attack, data breach, war, terrorism, riot, labor disruption, civil insurrection or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, results of operations, financial condition and cash flows.
The escalating global economic competition and trade tensions among the United States, China and Russia could have an adverse effect on our business, results of operations, financial condition and cash flows. Although we have been able to mitigate some of the impact from increased duties imposed by these countries (through petitioning the governments for tariff exclusions and other mitigations), the risk remains of additional tariffs and other kinds of restrictions. Tariff exclusions awarded to us by the United States Government require annual renewal, and policies for granting exclusions could shift. The United States, China and Russia could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to the markets. See also “Risks Relating to Legal and Regulatory Matters—We are subject to a number of laws and regulations, non-compliance with which could adversely affect our business, results of operations, financial condition and cash flows, and we are susceptible to a changing regulatory environment.”
More generally, several governments have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies and greater national production. For example, the Chinese government has issued a series of policies in the past several years to promote local medical devices or suggest government procurement budgets for local products. Another example is the stronger “Buy American” requirements in the U.S. (pursuant to a U.S. executive order on January 25, 2021). If such steps triggered retaliation in other markets, such as by restricting access to foreign products by their government-owned healthcare systems the outcomes could have an adverse effect on our business, results of operations, financial condition and cash flows.
A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Some of our employees both in and outside of the United States work under collective bargaining agreements or national trade union agreements or are subject to works councils. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. For example, a collective bargaining agreement for one of our U.S. manufacturing facilities is scheduled to expire in January 2025. Our inability to negotiate satisfactory new agreements or a labor disturbance at any of our manufacturing facilities could have a material adverse effect on our operations.
Risks Relating to Legal and Regulatory Matters
We are subject to a number of laws and regulations, non-compliance with which could adversely affect our business, results of operations, financial condition and cash flows, and we are susceptible to a changing regulatory environment.
As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous government agencies, both inside and outside the United States.
Laws and regulations, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the Healthcare Reform Act), which aim to decrease costs through comparative effectiveness research and pilot programs to evaluate alternative payment methodologies. Compliance with these and similar regulations could result in pricing pressure or negatively impact the demand for our products. In a number of situations, even though specific laws and regulations may not directly apply to us, our products must be capable of being used by our customers in a manner that complies with those laws and regulations.
The manufacture, distribution, marketing and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly, and time-consuming procedures mandated by FDA and foreign regulatory authorities. The same testing and procedures sometimes apply to our products that are up for authorization or renewal or are subject to changes in laws or regulations. For example, our medical devices that are sold or distributed in the EU have to comply with the EU Medical Device Regulation that entered into force in May 2021. This Medical Device Regulation currently provides a staggered phase-in period for manufacturers to comply with related regulations through December 2028. These regulations require companies that wish to manufacture and distribute medical devices in EU member states to meet certain quality system and safety requirements and ongoing product monitoring responsibilities and obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Various penalties exist for non-compliance with the laws implementing the European Medical Device Regulations which, if incurred, could have a material adverse impact on portions of our business, results of operations, financial condition and cash flows. Changes to current products may be subject to vigorous review, including additional FDA 510(k) and other regulatory submissions, and approvals or the time needed to secure approvals are not certain. We may not be able to obtain such approvals on the timing or conditions we expect, or at all. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, has resulted in, and could in the future result in, adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls or seizures, monetary sanctions, reputational damage, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. The failure of our suppliers to comply with regulations could also adversely affect segments of our business as regulatory actions taken by FDA against those manufacturers can result in product shortages, recalls or modifications. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales.
Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements relating to the materials we import, including quotas, duties, tariffs or taxes, other charges or restrictions on imports and the nature of materials that can be used in our products, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials and component parts must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, results of operations, financial condition and cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. See also “Risks Relating to Our Business Operations—We are subject to risks associated with doing business globally.”
The sales, marketing and pricing of products and relationships that medical device and pharmaceutical companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare-related laws, as well as competition and export and import laws, is under increased focus by the agencies charged with overseeing such activities. The Department of Justice (the “DOJ”) and the SEC are focused on the enforcement of the U.S. Foreign Corrupt Practices Act (the “FCPA”), particularly as it relates to the conduct of medical product and pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments are also focused on examining medical product and pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, pricing, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Physician Payments Sunshine Act, are complicated, subject to frequent change and may be violated unknowingly. Compliance with these and similar laws (or failure to comply with these laws) could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, failure to comply with applicable laws or our internal policies has resulted, and may result in the future, in the departure or termination of key personnel, which has the potential of disrupting our operations or future performance. Furthermore, governments have chosen (as in the case of the Chinese government) or may choose to prioritize anti-corruption efforts in the healthcare sector as part of their law enforcement activities.
We are also subject to environmental laws, which are becoming more stringent throughout the world. For example, the Environmental Protection Agency (the “EPA”) regulates the use of ethylene oxide for sterilization of medical devices and is increasingly focused on reducing emissions from the ethylene oxide sterilization process, which has increased our costs of operations and necessitated changes to our manufacturing plants and processes. Additionally, the European Economic Area (the “EEA”) is phasing out the use of Bis(2-ethylhexyl) phthalate in the immediate packaging of medicinal products and in medical devices, and the EEA is also considering regulations on per- and polyfluoroalkyl substances, fluorinated gases and Polyvinyl Chloride. Other governments globally have, or are considering, limiting or prohibiting the use of certain chemicals, including Polyvinyl Chloride and Diethyl

Phthalate. These regulatory changes could adversely impact our ability to manufacture or supply certain products in the EEA. Other environmental laws may have similar consequences for us or our suppliers, or result in liability to us.
Additionally, the U.S. Department of the Treasury’s Office of Foreign Assets Control and the Bureau of Industry and Security at the U.S. Department of Commerce administer laws and regulations that restrict U.S. persons and, in some instances, non- U.S. persons, in conducting activities, transacting business or making investments in certain countries, or with governments, entities and individuals subject to U.S. economic sanctions. From time to time, certain of our subsidiaries have limited business dealings with and/or provide humanitarian donations to countries subject to comprehensive sanctions and/or embargoes, including Afghanistan, Belarus, Cuba, Russia, Syria and Venezuela. These dealings represent an insignificant amount of our combined net sales and income but expose us to an increased risk of operating in these countries, including foreign exchange risks or restrictions or limitations on our ability to access funds generated in these jurisdictions or the risk of violating applicable sanctions or regulations, which are complex and subject to frequent change.
Our ethics and compliance programs, training, monitoring and policies may not always protect us from conduct by individual employees that violate these laws. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment or exclusion from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, results of operations, financial condition and cash flows.
The laws and regulations discussed above are broad in scope and subject to evolving interpretations and changes, which may be violated unknowingly, could require us to incur substantial costs regarding compliance or to alter our sales and marketing practices and may subject us to enforcement actions or litigation, and of which could adversely affect our business, results of operations, financial condition and cash flows. We cannot predict with certainty what laws, regulations and healthcare initiatives, if any, will be implemented, or what the ultimate effect of healthcare reform or any future legislation or regulation will have on us. For more information related to ongoing government investigations, see Note 8 in Item 8 of this Annual Report on Form 10-K. For more information on regulatory matters currently affecting us, including quality-related matters, see “Certain Regulatory Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Increasing regulatory focus on privacy and cybersecurity issues and expanding laws could impact our business and expose us to increased liability.
As a global company, we are subject to global data privacy and cybersecurity laws, regulations and codes of conduct that apply to our businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements and frameworks in the United States and in other countries that govern not only the collection, use, storage, security, transfer, disclosure and other processing of protected health information and personal and sensitive data, but also the timely disclosure of cybersecurity incidents. Further, new and emerging digital and technology laws are gradually being implemented globally and have a strong interplay with privacy and cybersecurity rules, which contributes to the complexity of the regulatory landscape. In the United States, we are subject to the Health Insurance Portability and Accountability Act, as amended (HIPAA), the Health Information Technology for Economic and Clinical Health Act and the California Consumer Privacy Act (the CCPA) and California Privacy Rights Act (CPRA) as well as other new and emerging state laws. HIPAA imposes stringent data privacy and security requirements, and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. The CCPA provides consumers with a private right of action against companies that have a security breach due to a lack of appropriate security measures. In addition, to the HHS and the Federal Trade Commission’s (FTC) enforcement activity has become more intense, with higher fines, in areas related to heath data that are out of scope of HIPAA. Further, we are subject to the EU’s General Data Protection Regulation (the GDPR) and the NIS2 Directive, an EU wide cybersecurity legislation, which will be fully in force in 2024. The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance, including heightened fines as compared to prior years. Governmental bodies are increasingly imposing cyber-incident disclosure regulations with differing criteria for what incidents must be reported as well as the timelines in which to report them.
We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with such laws and regulations could result in substantial and material fines or class action litigation.
If reimbursement or other payment for our current or future products is reduced or modified in the United States or in foreign countries, including through the implementation or repeal of government-sponsored healthcare reform or other similar actions, cost containment measures, or there are changes to policies with respect to pricing, taxation or rebates, our business could suffer.
Sales of our products depend, in part, on the extent to which the costs of our products are paid by both public and private payers. These payers include Medicare, Medicaid, private healthcare insurers in the United States and foreign governments and third-party payers outside the United States. Our work with government payers carries various risks inherent in working with government entities and agencies, including government reporting and auditing, additional regulatory oversight, mandated contractual terms, failure of government appropriations and other complex procedural requirements.
Public and private payers have challenged, and are expected to continue to challenge, prices charged for medical products and services. Such downward pricing pressures from any or all of these payers may result in an adverse effect on our business, results of operations, financial condition and cash flows.
Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world continue to use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies, which are lists of recommended or approved products, and competitive tenders, which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In much of Europe, Latin America, Asia and Australia, governments provide healthcare at low cost to patients and control their expenditures by various means, such as purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders and limiting reimbursement or patient access to certain products. For example, China has been implementing volume-based procurement policies, a series of centralized reforms being instituted in China on both a national and regional basis that has resulted in significant price cuts for pharmaceuticals and medical consumables. Additionally, austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products. In addition, operations within our Healthcare Systems and Technologies segment increase our exposure to risks related to reimbursement as certain portions of that business directly bill various government agencies.
The Healthcare Reform Act includes several provisions which impact our businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program, which provides certain qualified entities with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs. The Healthcare Reform Act reduces Medicare and Medicaid payments to hospitals and other providers, which may cause us to experience downward pricing pressure. Certain portions of the Healthcare Reform Act could negatively impact the demand for our products, and therefore our results of operations, financial position and cash flows.
In 2019, the U.S. Department of Health and Human Services launched a new kidney health initiative. The CMS published the final ESRD Treatment Choices (ETC) mandatory payment model in 2020. The ETC launched in 30% of dialysis clinics across the country on January 1, 2021 and creates payment incentives for the greater use of home dialysis and kidney transplants for those new to and already on dialysis. CMS also announced the implementation of four voluntary payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. In addition, the 2022 Physician Fee Schedule issued by CMS has extended coverage of certain Medicare telehealth services through December 31, 2023 and the Consolidated Appropriations Act of 2023 further extended such coverage through December 31, 2024. While the availability of telehealth services can improve access to medical care, increased reliance on, and utilization of, telemedicine for delivery of healthcare services increases the risk of privacy and data breaches and cyberattacks. These proposed regulatory changes in kidney health policy and reimbursement may substantially change the U.S. end stage renal disease market and could increase demand for our peritoneal dialysis products, necessitating significant multi-year capital expenditures in order to meet that demand. However, the impact of such changes and related expenses are difficult to estimate in advance.
In addition, a substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations, including a federal government shutdown or failure of the U.S. government to enact annual appropriations, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations and create uncertainty about the pace of upcoming healthcare regulatory developments or approvals.
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
Portions of our business are subject to stringent laws and regulations at the federal or state levels governing the participation of durable medical equipment suppliers and independent diagnostic testing facilities in federal and state healthcare programs. From time to time, the U.S. government seeks additional information related to our claims submissions, and in some instances government contractors perform audits of payments made to us under Medicare, Medicaid, and other federal healthcare programs. On occasion, these reviews identify overpayments for which we submit refunds. At other times, our own internal audits identify the need to refund payments. We believe the frequency and intensity of government audits and review processes has grown, and we expect this will continue, due to increased resources allocated to these activities at both the federal and state Medicaid level, and greater sophistication in data review techniques.
In addition, our business contracts with foreign and U.S. federal, state and local government entities are subject to specific rules, regulations and approvals applicable to government contractors. Our failure to comply with these could result in contract terminations, suspension or debarment from contracting with these entities, civil fines and damages, criminal prosecution and possible exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, as well as possible recoupment of any overpayments related to such violations. While we believe that our practices materially comply with applicable state, federal and foreign requirements, the requirements might be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
Patent and other proprietary rights are essential to our business. Our success depends to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the United States and in other countries. We cannot guarantee that our pending patent applications, or any future patent applications, will result in issued patents, our patents issued or licensed will not be challenged or circumvented by competitors, our patents will not be found to be invalid or the intellectual property rights of others will not prevent us from selling certain products or including key features in our products.
The patent position of a healthcare company is often uncertain and involves complex legal and factual questions. Significant litigation concerning patents and products is pervasive in our industry. Patent claims include challenges to the coverage and validity of our patents on products or processes as well as allegations that our products infringe patents held by competitors or other third parties. An unfavorable litigation outcome in any of these types of cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect our business, results of operations, financial condition and cash flows. We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. Third parties may know, discover or independently develop equivalent proprietary information or techniques, or they may gain access to our trade secrets or publicly disclose our trade secrets.
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
Furthermore, our intellectual property, proprietary technology and sensitive company data is potentially vulnerable to loss, damage and misappropriation from system malfunction, computer viruses and unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events. While we have invested to protect our intellectual property, confidential information and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures have prevented or will prevent future breakdowns, breaches, cyber incidents or other events. See also “Risks Relating to Our Business Operations—Breaches and breakdowns affecting our information technology systems or protected information, including from cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position.” Any of the events referenced above could have a material adverse effect on our reputation, business, results of operations, financial condition and cash flows.
Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.
Changes to the tax laws in the United States or other countries in which we operate could have an adverse effect on our operating results. For example, the Organization of Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. On December 12, 2022, the EU member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries both within and outside the EU have enacted new laws implementing Pillar Two or have draft legislation proposed for adoption. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation in 2024. We are continuing to evaluate the potential impact of the Inclusive Framework on future periods, pending legislative adoption by individual countries, which could have an adverse impact on our effective tax rate, income tax expense and cash flows.
Taxing authorities audit us from time to time and may disagree with certain positions we have taken in respect of our tax liabilities. Our tax liabilities are affected by many factors, including the amounts we charge in intra-company transactions for inventory, services, licenses, funding and other items, which are subject to the use of assumptions and judgment. Because we operate in multiple income tax jurisdictions both inside and outside the United States, cross border transactions among our affiliates are a significant part of the manner in which we operate. Although we believe that we transact intra-company business in accordance with arm’s-length principles, tax authorities may disagree with our intra-company charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result, including in connection with their review of the restated financial statements we have filed as part of our 2019 Annual Report on Form 10-K.
We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits and, as a result, the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing audits, see Note 14 in Item 8 of this Annual Report.
We are party to a number of pending lawsuits and other disputes which may have an adverse impact on our business, results of operations, financial condition and cash flows.
We are party to a number of pending lawsuits, settlement discussions, mediations, arbitrations and other disputes, some of which are set forth in Note 8 in Item 8 of this Annual Report on Form 10-K. In addition, in the future we may be party to additional lawsuits, disputes or other matters, including patent, product liability or other lawsuits. These current and future matters may result in a loss of patent protection, reduced net sales, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation and other disputes generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in our current matters. In view of these uncertainties, the outcome of these current matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The unavailability or inadequacy of third-party insurance coverage for current or future liability claims could increase our potential exposure to unanticipated claims and adverse decisions. Protracted litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, results of operations, financial condition and cash flows. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.
Our Amended and Restated Bylaws designate certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Amended and Restated Bylaws (Bylaws) provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware (or, if no state court located in the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum, to the fullest extent permitted by law, to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of the company to the company or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or these

Bylaws, as either may be amended from time to time, or (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or Bylaws or (v) any other action asserting a claim governed by the internal affairs doctrine or that is otherwise an “internal corporate claim” as defined in Section 115 of the Delaware General Corporation Law. The exclusive forum provisions of our Bylaws are not a waiver of, and do not relieve person or entity of duties to comply with, federal securities laws including those specifying the exclusive jurisdiction of federal courts under the Exchange Act and concurrent jurisdiction of federal and state courts under the Securities Act of 1933, as amended.
Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have received notice of and consented to the foregoing provisions of our Bylaws described above. The choice of forum provision may result in increased costs for investors to bring a claim. Further, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees, or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees, or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation or bylaws have been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
We assess, identify and manage risks from cybersecurity threats through our Global Cybersecurity and Compliance Program (Cybersecurity Program), which is part of our larger enterprise risk management framework. The Cybersecurity Program is currently overseen by the Audit Committee and Quality, Compliance and Technology Committee (QCT Committee) of the Board of Directors and is managed by a dedicated Chief Information Security Officer (CISO), whose organization has oversight of cybersecurity strategy, policy, standards, architecture and processes for the security of our enterprise network, information assets and medical device technologies. Our current CISO has over 20 years of experience in cybersecurity and has held numerous positions in the cybersecurity sector, including serving as Global Cyber Risk Officer at another Fortune 500 medical products and equipment company and CISO at another healthcare company. The CISO’s organization monitors and manages, and works to identify and assess, cybersecurity risk through various technologies, resources, processes and policies that are regularly updated to align with the changing threat landscape, our evolving business needs as well as global regulatory requirements. In addition, from time to time, we also utilize external auditors and assessors to help evaluate our Cybersecurity Program, including our control measures, and to assist in conducting risk and maturity assessments. We also actively engage with industry experts, regulatory agencies, advocacy groups, intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our Cybersecurity Program.
We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability, such as the ongoing monitoring of our systems, including with the assistance of third party vendors, conducting routine exercises with employees and senior management, including our executive officers, to promote awareness and improve internal processes, and engaging with proxy advisors and external cybersecurity rating agencies that assess our cyber risk to improve our internal evaluations and vulnerability management processes. In addition, to help promote privacy and security awareness throughout the company, all employees with a valid Baxter email address receive annual training and access to virtual events and updated materials. Further, our Third-Party Risk Management Program includes assessment and monitoring of security standards and control procedures for external suppliers and vendors, with enhanced engagement or internal controls depending on the results of the assessment.
The Cybersecurity Program maintains a cybersecurity governance and oversight framework that seeks to drive accountability for all levels of employees, including senior management and executive officers. Cybersecurity matters are generally managed by a combination of working groups led by senior management that report to the cybersecurity steering committee or cybersecurity executive oversight committee, as appropriate, on matters such as, among other things, enterprise level cybersecurity initiatives and directives, threat intelligence and product cybersecurity risks and remediations. Our cross functional cybersecurity steering committee, which is led by the CISO, is composed of members of senior management, including the Chief Information Officer, and reviews matters such as product security escalations, critical remediations and disclosure recommendations. The output from the steering committee meetings is discussed at meetings of Baxter’s cybersecurity executive oversight committee, which is led by the CISO and includes the Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Compliance & Trust Officer and our business segment presidents. The cybersecurity executive oversight committee meets quarterly, oversees enterprise and cybersecurity risk management and reports to the Audit Committee and QCT Committee of the Board. The Audit Committee currently oversees our information technology functions generally, including non-product-related cybersecurity matters, and the QCT Committee oversees product or service-based information technology matters, including with respect to product cybersecurity matters. The Audit Committee is also responsible for the oversight of any cybersecurity incident, including ones related to our products and services. Both committees receive updates from management on cybersecurity-related topics within their purview throughout the year. Additionally, the full Board generally receives periodic updates on information technology and cybersecurity matters from management and external advisors.
The CISO maintains and annually updates a Cybersecurity Incident Response Plan which is a guide for our Cyber Security Incident Response Team to respond effectively and efficiently to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm to our patients, customers, operations, partners, employees and third parties, consistent with our legal obligations. Cybersecurity risks and threats, including as a result of any previous cybersecurity incidents, have not materially impacted and are not reasonably expected to materially impact us or our operations to date. However, we recognize the ever-evolving cyber risk landscape and cannot provide any assurances that we will not be subject to a material cybersecurity incident in the future. See Item 1A. Risk Factors “Breaches and breakdowns affecting our information technology systems or protected information, including from cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position” for a discussion of cybersecurity-related risks.
Item 2.    Properties.
Our corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.
We manage our global operations based on four segments: Medical Products and Therapies, Healthcare Systems and Technologies, Pharmaceuticals and Kidney Care. We own or have long-term leases on all of our manufacturing facilities and the location of the principal manufacturing facilities of each of our segments are listed below:

Segments	Location	Owned/Leased
Medical Products and Therapies
	Aibonito, Puerto Rico	Leased
	Alliston, Canada	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Haina, Dominican Republic	Leased
	Hayward, California	Leased
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Jayuya, Puerto Rico	Leased
	Sao Paulo, Brazil	Owned
	North Cove, North Carolina	Owned
	St. Paul, Minnesota	Leased
	Irvine, California	Owned
	Mountain View, California	Leased
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Marsa, Malta	Owned
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Owned
	Thetford, United Kingdom	Owned
	Tel Aviv, Israel	Leased
	Elstree, United Kingdom	Leased

Healthcare Systems and Technologies
	Acton, Massachusetts	Leased
	Batesville, Indiana	Owned
	Cary, North Carolina	Leased
	Charleston, South Carolina	Leased
	Milwaukee, Wisconsin	Owned
	St. Paul, Minnesota	Leased
	Skaneateles Falls, New York	Owned
	Suzhou, China	Leased
	Taicang, China	Leased
	Pluvigner, France	Owned
	Saalfeld, Germany	Owned
	Tijuana, Mexico	Owned
	Monterrey, Mexico	Owned
	Luleå, Sweden	Owned

Pharmaceuticals
	Guayama, Puerto Rico	Owned
	Round Lake, Illinois	Owned
	Ahmedabad, India	Owned

Kidney Care
	Cuernavaca, Mexico	Owned
	Pesa, Mexico	Leased
	Tijuana, Mexico	Owned
	Mountain Home, Arkansas	Owned/Leased(1)
	Guangzhou, China	Owned
	Shanghai, China	Owned
	Suzhou, China	Owned
	Woodlands, Singapore	Owned/Leased(2)
	Amata, Thailand	Owned
	Tianjin, China	Owned
	Miyazaki, Japan	Owned
	Castlebar, Ireland	Owned
	Grosotto, Italy	Owned
	Hechingen, Germany	Leased
	Liverpool, United Kingdom	Leased
	Lund, Sweden	Leased
	Medolla, Italy	Owned
	Meyzieu, France	Owned
	Rostock, Germany	Leased
	Sondalo, Italy	Owned
	Swinford, Ireland	Owned
	Tunis, Tunisia	Owned
	Dammam, Saudi Arabia	Owned
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
We regularly evaluate our plants and production lines and believe that our current facilities plus any planned expansions are generally sufficient to meet our expected needs and expected near-term growth. Expansion projects and facility closings will be undertaken as necessary in response to market needs.

Item 3.    Legal Proceedings.
Incorporated by reference to Note 8 in Item 8 of this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Information about our Executive Officers
As of February 8, 2024, the following serve as Baxter’s executive officers:
José E. Almeida, age 61, is Chair, President and Chief Executive Officer, having served in that capacity since January 2016. He began serving as an executive officer of Baxter in October 2015. He served as Senior Advisor with The Carlyle Group from May 2015 until October 2015. Previously, he served as the Chairman, President and Chief Executive Officer of Covidien plc (Covidien), a global health care products company, from March 2012 to January 2015, prior to the acquisition of Covidien by Medtronic plc (Medtronic), and President and Chief Executive Officer of Covidien from July 2011 to March 2012. Mr. Almeida served in other executive roles with Covidien (formerly Tyco Healthcare (Tyco)) between April 2004 and June 2011. Mr. Almeida currently serves on the Board of Directors of Bank of America. He previously served as a member of the Board of Directors of Ortho-Clinical Diagnostics, Walgreens Boots Alliance, Inc., and the board of trustees of Partners in Health.
James Borzi, age 61, is Executive Vice President and Chief Supply Chain Officer. He joined Baxter in August 2020 from GE Healthcare, where he served as Vice President, Chief Supply Chain Officer from 2019 to 2020. Prior to joining GE Healthcare, he served in various manufacturing operations leadership roles at Becton Dickinson (BD), including Executive Vice President of Global Operations and Chief Supply Chain Officer from 2013 to 2019. Earlier in his career, he was Senior Vice President of Operations & Technology at Hydro Aluminum and Executive Vice President of Worldwide Operations at Lennox International. Prior to that, he was the Chief Operating Officer at AEES Inc. and Senior Vice President of Americas Operations at Alcoa Corporation. Mr. Borzi is a senior advisor to the NAI Group, a Pritzker Private Capital company.
Joel T. Grade, age 53, is Executive Vice President and Chief Financial Officer. Mr. Grade joined Baxter in 2023 following a 25-year career with Sysco Corporation (Sysco), the world’s global foodservice leader. He most recently served as Sysco’s Executive Vice President, Corporate Development from 2020 to 2023. His previous roles at Sysco included Executive Vice President and Chief Financial Officer from 2015 to 2020, Senior Vice President of Finance and Chief Accounting Officer, and Senior Vice President of foodservice operations. He currently serves as a member of Northwestern University-Kellogg School of Business Financial Network Advisory Board and the Dean’s External Advisory Board of the University of Wisconsin School of Business.
Heather Knight, age 52, is Executive Vice President and Group President, Medical Products & Therapies. She was appointed to her role leading Medical Products & Therapies in 2023 after serving as President, Acute Therapies, Clinical Nutrition, Medication Delivery, Latin America and Canada since 2021. She previously served as General Manager, U.S. Hospital Products from 2019 to 2021. Ms. Knight joined Baxter in 2019 from Medtronic plc (Medtronic), where she served as Vice President/General Manager of the global gynecologic health, colorectal health and hernia businesses from 2016 to 2019. She has nearly 30 years of experience across the pharmaceutical and medical device industries in roles of increasing responsibility. Prior to joining Medtronic, she held key commercial leadership positions at Kendal Healthcare, Tyco Healthcare, and Covidien. Ms. Knight is a member of the Board of Chanell Medsystems, a medical device company dedicated to empowering every woman to take control of her health journey and live her best life, and Technovation, a global technology education nonprofit that inspires girls to be leaders and problem solvers in their lives and their community. She previously served as a member of the Board of Titan Medical Inc.
Jeanne K. Mason, Ph.D., age 68, is Executive Vice President and Chief Human Resources Officer having served in that capacity since 2006. Ms. Mason joined Baxter in 2006 from GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions. Ms. Mason began her career with General Electric (GE) in 1988 after serving with the U.S. General Accounting Office in Washington, D.C. Her GE experience included leadership roles in Europe for GE Information Services and GE Capital Real Estate. She is a member of the Board of Directors of Family Service of Lake County and is a member of the Executive Advisory Council for the Chicago Chapter of National Association of African Americans in Human Resources.
Reazur Rasul, age 47, is Executive Vice President and Group President, Healthcare Systems & Technologies. He was appointed to his current role in 2023 after serving as President of Front Line Care since 2022. Prior to that, Mr.

Rasul served as General Manager for the Acute Therapies & Medication Delivery businesses from 2021 to 2022, and General Manager, for the Acute Therapies business from 2017 to 2021. Before joining Baxter in 2017, he worked with Hewlett Packard Enterprise where he was Vice President and General Manager of the Global Cloud infrastructure business. Previously, he worked with GE Healthcare where he held several roles of increasing responsibility in business leadership and strategy, including General Manager of the Global Interventional Cardiology business. Mr. Rasul began his professional career with Toyota Motor Corporation and ultimately held multiple leadership positions in strategy, product development and operations.
David S. Rosenbloom, age 64, is Executive Vice President and General Counsel. Mr. Rosenbloom joined Baxter from McDermott Will & Emery (McDermott), where he served as a partner for 24 years and Global Head of the Litigation Practice Group from 2017 to 2022. Prior to McDermott, he served for eight years in the U.S. Attorney’s Office for the Northern District of Illinois. Mr. Rosenbloom is a member of the Board of the Digestive Health Foundation, which supports research at Northwestern Digestive Health Center, which is part of Northwestern Medicine at Northwestern Memorial Hospital.
Alok Sonig, age 51, is Executive Vice President and Group President, Pharmaceuticals. He was appointed to his new role in 2023 after serving as President since 2022. Mr. Sonig joined Baxter in 2022 from Lupin, Inc. (Lupin), where he served as U.S. CEO and Global Head of R&D and Biosimilars from 2018 to 2022. He brings more than 25 years of experience in the life sciences industry. Prior to Lupin, Mr. Sonig served as CEO of Developed Markets (U.S., Canada, Europe, and Japan) at Dr. Reddy’s Laboratories. He also spent more than 15 years at Bristol Myers Squibb, where he held several positions of increasing responsibility in general management, global strategy and marketing. Mr. Sonig is currently a member of the Advisory Boards for the American University, Kogod School of Business, and Sentry Sciences, Inc., and is a member of the Board of the Southern Asian Pharmaceutical Council.
Christopher A. Toth, age 44, is Executive Vice President and Group President, Kidney Care. Mr. Toth assumed his responsibilities at Baxter in June 2023 and has been selected as the Chief Executive Officer of the independent company to emerge from the proposed separation of our Kidney Care business into an independent company. Before joining Baxter, he served as Chief Executive Officer of Varian, a Siemens Healthineers Company from 2021 to 2023. Prior to this, he held numerous executive leadership roles across a two-decade career with Varian, including as President and Chief Operating Officer from 2019 to 2021, President of Varian Oncology Systems from 2018 to 2019; and President of Global Commercial and Field Operations. Mr. Toth was previously a member of the U.S. India Strategic Partnership Forum Board and President Biden’s Advisory Council on Doing Business in Africa.
All executive officers hold office until the next annual election of officers or until their respective successors are elected and qualified.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the fourth quarter of 2023, we did not repurchase any shares under this authority. The remaining authorization under this program totaled approximately $1.30 billion at December 31, 2023. This program does not have an expiration date.

Market Information and Holders of our Common Stock
Our common stock is listed on the New York and Chicago stock exchanges. The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “BAX”. As of January 31, 2024, there were 19,117 holders of record of our common stock.
Performance Graph
The following graph compares the change in our cumulative total stockholder return (including reinvested dividends) on our common stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s 500 Health Care Index over the past five years.
1 TSR calculations (as provided by FactSet) include reinvested dividends.
Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW
Description of the Company, Recent Strategic Actions and Business Segments
Baxter International Inc. is a global medical technology with approximately 60,000 employees worldwide who are engaged in the development, manufacture and sale of a broad range of products, digital health solutions and therapies used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices and patients at home under physician supervision. Our global footprint and the critical nature of our products and services, which are sold in over 100 countries as of December 31, 2023, play a key role in expanding access to healthcare in emerging and developed countries.
In mid-2022, our Board of Directors authorized a strategic review of our business portfolio, with the goal of increasing stockholder value. As part of that review process, we identified and evaluated a range of potential strategic actions, including opportunities for sales and other separation transactions. In January 2023, following the completion of that review, we announced the following planned strategic actions that are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value: (a) a proposed spinoff of our Kidney Care business into an independent publicly traded company focused on kidney care and organ support (the proposed spinoff), (b) our development of a new operating model to simplify our operations and better align our manufacturing and supply chain to our commercial activities and (c) our pursuit of strategic alternatives for our BioPharma Solutions (BPS) business.
Proposed Separation of Kidney Care Business
We are working to complete the proposed separation of our Kidney Care business in the interest of establishing an independent company focused on kidney care and organ support. While we continue to evaluate all strategic options in the interest of maximizing stockholder value, we continue to progress towards our current target of July 2024 for completion of the proposed spinoff of this business. In both 2023 and 2022 we generated $4.45 billion of combined net sales from our Kidney Care segment, representing approximately 30% and 31%, respectively, of our consolidated net sales. We intend for the proposed spinoff to qualify as tax-free to Baxter and our stockholders for U.S. federal income tax purposes. The proposed spinoff is subject to the satisfaction of customary conditions, including final approval from our Board of Directors, the filing and effectiveness of a registration statement on Form 10, receipt of an Internal Revenue Service (IRS) ruling or related tax opinions from counsel, satisfactory completion of financing arrangements, consultations with works councils and other employee representative bodies and any necessary regulatory approvals.
We incurred $225 million of pre-tax costs related to the proposed spin-off during 2023 and we expect to continue to incur significant separation-related costs in 2024. Additionally, we expect to incur dis-synergies following our completion of the proposed spinoff transaction due to the reduced size of our company and, as a result, we will need to undertake actions to ensure that our cost structure is appropriate to support our remaining businesses.
There can be no guarantees that the proposed spinoff will be completed in the manner or over the timeframes described above, or at all.
Implementation of New Operating Model and Resulting Segment Change
Our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. As discussed below under “Recent Strategic Actions,” in the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care (which would become an independent publicly traded company following the completion of the proposed spinoff transaction). Our segment reporting was changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segments.
The Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding. The Kidney Care segment includes sales of chronic and acute dialysis therapies and services, including peritoneal dialysis (PD), hemodialysis (HD), continuous renal replacement therapies (CRRT) and other organ support therapies. Other sales not allocated to a segment primarily include sales of products and services provided directly through certain of our manufacturing facilities and royalty income under a business development arrangement that ended in early 2023 when we acquired the related product rights.
For financial information about our segments, see Note 18 in Item 8 of this Annual Report on Form 10-K.
Sale of BPS Business
On September 29, 2023, we completed the sale of our BPS business and received cash proceeds of $3.96 billion from that transaction. The financial position, results of operations and cash flows of our BPS business, including the $2.88 billion pre-tax gain ($2.59 billion net of tax) from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying consolidated financial statements. We intend to use substantially all of the after-tax proceeds from this transaction to repay certain of our debt obligations, including $514 million of commercial paper borrowings and $2.28 billion of long-term debt that we repaid during the fourth quarter of 2023.
See Note 2 in Item 8 of this Annual Report on Form 10-K for additional information.
Financial Results
Our global net sales totaled $14.81 billion in 2023, an increase of 2% over 2022 on a reported basis and 3% on a constant currency basis. International sales totaled $7.81 billion in 2023, an increase of 3% compared to 2022 on a reported basis and 4% on a constant currency basis. Sales in the United States totaled $7.00 billion in 2023, an increase of 1% compared to 2022. Refer to the Net Sales discussion in the Results of Operations section below for more information related to changes in net sales on a constant currency basis.
Net income (loss) attributable to Baxter stockholders totaled $2.66 billion, or $5.25 per diluted share, in 2023. Net income (loss) attributable to Baxter stockholders in 2023 included special items which increased net income by $1.18 billion, or $2.33 per diluted share. See our special items subsection, in the Results of Operations section below, for information about special items for all periods present.
Net income (loss) from continuing operations totaled $(69) million, or $(0.15) per diluted share, in 2023. Net income (loss) from continuing operations in 2023 included special items which adversely impacted our results by $1.40 billion, or $2.75 per diluted share.
Our financial results included research and development (R&D) expenses totaling $667 million in 2023, which reflects our focus on balancing investments to support our new product pipeline with efforts to optimize overall R&D spending (including with respect to the maintenance of our portfolio).
While we continue to face continuing global macroeconomic challenges, our financial position remains strong, with operating cash flows from continuing operations totaling $1.70 billion in 2023. We have continued to execute on our disciplined capital allocation framework, as discussed in the "Business Strategy" section in Item 1. Business of this Annual Report on Form 10-K, which is designed to optimize stockholder value creation through reinvestment in our businesses, dividends and share repurchases, as well as acquisitions and other business development initiatives and debt repayments, consistent with our previously stated commitment to achieve our net leverage targets.
Capital expenditures totaled $692 million in 2023 as we continue to invest across our businesses to support future growth, including additional investments in support of new and existing product capacity expansions. Our investments in capital expenditures in 2023 were focused on projects that improve production efficiency, enhance our quality systems and optimize manufacturing capabilities to support our business growth.
We also continued to return value to our stockholders. During 2023, we paid cash dividends to our stockholders totaling $586 million.

During 2024, we expect to continue to incur significant separation-related costs related to the proposed spinoff, which may adversely impact our earnings and operating cash flows.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Supply Constraints and Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, increased interest rates, disruptions to certain ports of call and access to shipping ports around the world, the war in Ukraine, the conflict in the Middle East (including recent attacks on merchant ships in the Red Sea), tensions between China and Taiwan and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing facilities, which often require us to transport our products long distances, we may be more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. While we have seen some improvements in the availability of certain component parts and improved pricing in certain raw materials, these challenges have not completely subsided and may continue to have a negative impact on our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories (including those acquired in our December 2021 acquisition of Hill-Rom Holdings, Inc. (Hillrom)) due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.
Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The war in Ukraine, the conflict in the Middle East (including recent attacks on merchant ships in the Red Sea), tensions between China and Taiwan and the sanctions and other measures being imposed in response to these conflicts (and the potential for escalation of these conflicts) have increased the levels of economic and political uncertainty and we continue to closely monitor the developing situations. With respect to the war in Ukraine and our business in Russia, we have substantially completed our wind down efforts related to our business in Russia in a manner that we structured to be compliant with all applicable U.S. and European Union sanctions and regulations. While these countries do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the current scope of these conflicts could have an adverse effect on our business in the region.
Our global operations expose us to risks associated with public health crises and epidemics/pandemics. COVID-19 had, and it or any other future public health crisis could in the future have an adverse impact on, among other things, our expenses, operations, supply chains and distribution systems. Over the course of the COVID-19 pandemic, our business was impacted by shifting healthcare priorities and significant volatility in the demand for our products, and any resurgence of the pandemic or any new public health crisis could again impact healthcare priorities and cause volatility in the demand for our products.
The existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates, shipping costs, labor costs and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased our costs of sourcing certain raw materials in some jurisdictions. We have experienced and may continue to experience inflationary increases in manufacturing costs and operating expenses, and we may not be able to pass these cost increases on to our customers in a timely manner or at all, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations, as described in "Government Regulation" in Item 1. Business of this Annual Report on Form 10-K, require that we obtain specific approval from the Food and Drug Administration (FDA) and non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals or clearances could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, FDA in the United States, the European Medicines Agency (EMA) in Europe, the China Food and Drug Administration (CFDA) in China and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products. Our failure to comply with these requirements may subject us to various actions, including warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses and may have a material adverse impact on our results of operations.
For further discussion, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K.
RECENT BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Zosyn
On March 22, 2022, we entered into an agreement with a subsidiary of Pfizer Inc. to acquire the rights to Zosyn, a premixed frozen piperacillin-tazobactam product, in the U.S. and Canada. Zosyn is used for the treatment of intra-abdominal infections, nosocomial pneumonia, skin and skin structure infections, female pelvic infections and community-acquired pneumonia. Under the terms of the acquisition, we paid the acquisition price of $122 million and received specified intellectual property, including patent rights, in the first quarter of 2022 and received additional intellectual property, including the product rights to Zosyn, in the first quarter of 2023. Under the arrangement, we received profit sharing payments from sales of Zosyn until the product rights transferred to us in March 2023. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for additional information regarding our acquisition of the rights to Zosyn.
Hillrom
On December 13, 2021, we completed our acquisition of all outstanding equity interests of Hillrom for a purchase price of $10.48 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was $12.84 billion.
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
In 2023 and 2022 our Healthcare Systems and Technologies segment (formerly our Hillrom segment) generated net sales of $3.01 billion and $2.94 billion, respectively. During 2022, we also recognized $2.81 billion of goodwill impairments and $332 million of indefinite-lived intangible asset impairments related to goodwill and trade name intangible assets that arose from the Hillrom acquisition. See Notes 3, 5, 6 and 18 in Item 8 of this Annual Report on Form 10-K for additional information about the Hillrom acquisition, goodwill and intangible asset impairments, Hillrom acquisition financing arrangements and our Healthcare Systems and Technologies segment results, respectively.
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
Caelyx and Doxil
On February 17, 2021, we acquired the rights to Caelyx and Doxil, the branded versions of liposomal doxorubicin, from a subsidiary of Johnson & Johnson for specified territories outside of the U.S for $325 million in cash. We previously acquired the U.S. rights to this product in 2019. Liposomal doxorubicin is a chemotherapy medicine used to treat various types of cancer. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of Caelyx and Doxil.
NON-GAAP FINANCIAL MEASURES
Our presentation of percentage changes in net sales at constant currency rates, which is computed using current period local currency sales at the prior period’s foreign exchange rates, is a non-GAAP financial measure. This measure provides information about growth (or declines) in our net sales as if foreign currency exchange rates had not changed between the prior period and the current period. We believe that the non-GAAP measure of percent change in net sales at constant currency rates, when used in conjunction with the U.S. GAAP measure of percent change in net sales at actual currency rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
RESULTS OF OPERATIONS
CONSOLIDATED NET SALES

				Percent change
				At actual currency rates		At constant currency rates [3]
years ended December 31 (in millions)	2023	2022	2021	2023	2022	2023	2022
United States	$7,000	$6,955	$4,938	1%	41%	1%	41%
Emerging markets [1]	3,319	3,222	3,012	3%	7%	5%	14%
Rest of world [2]	4,494	4,329	4,196	4%	3%	4%	13%
Total net sales	$14,813	$14,506	$12,146	2%	19%	3%	24%
1 Emerging markets include sales from our operations in Eastern Europe, the Middle East, Africa, Latin America and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia and New Zealand.
3 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Foreign currency adversely impacted net sales by 1 percentage point during the year ended December 31, 2023, as compared to the prior year period, primarily due to the strengthening of the U.S. Dollar relative to the Turkish Lira, Chinese Renminbi, Australian Dollar, Japanese Yen and the Canadian Dollar, partially offset by the weakening of the U.S. Dollar relative to the Euro and Mexican Peso. Our acquisition of Hillrom in December 2021 favorably impacted net sales by 23 percentage points for the year ended December 31, 2022, as compared to the prior year period. Foreign currency adversely impacted net sales by 5 percentage points during the year ended December 31, 2022, as compared to the prior year period, primarily due to the strengthening of the U.S. Dollar relative to the Euro, British Pound, Turkish Lira, Australian Dollar, Japanese Yen and Chinese Renminbi.

NET SALES BY SEGMENT
Medical Products and Therapies
Our Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products.

			Percent change
years ended December 31 (in millions)	2023	2022	At actual currency rates	At constant currency rates [1]
Infusion Therapies and Technologies	$3,960	$3,817	4%	4%
Advanced Surgery	1,051	998	5%	6%
Total Medical Product and Therapies net sales	$5,011	$4,815	4%	4%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product and Therapies segment net sales increased 4% for the year ended December 31, 2023, as compared to the prior year period.
Infusion Therapies and Technologies net sales increased 4% for the year ended December 31, 2023, as compared to the prior year period. Sales performance in 2023 reflected strong demand for our infusion systems and administration sets, as well as growth in IV solutions and international nutrition compounding, partially offset by lower sales of parenteral nutrition products in the U.S. as compared with the prior year period.
Advanced Surgery net sales increased 5% for the year ended December 31, 2023, as compared to the prior year period, driven by continued recovery in surgical procedures, partially offset by temporary supply constraints, the exit of a product distribution arrangement and a comparison against prior year periods that benefited from competitor supply constraints. Foreign currency exchange rates adversely impacted net sales by 1% for the year ended December 31, 2023, as compared to the prior year period.

			Percent change
years ended December 31 (in millions)	2022	2021	At actual currency rates	At constant currency rates [1]
Infusion Therapies and Technologies	$3,817	$3,844	(1)%	3%
Advanced Surgery	998	977	2%	8%
Total Medical Product and Therapies net sales	$4,815	$4,821	(0)%	4%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product and Therapies segment net sales remained flat for the year ended December 31, 2022, as compared to the prior year period.
Infusion Therapies and Technologies net sales decreased 1% for the year ended December 31, 2022, as compared to the prior year period. Sales performance in 2022 reflected lower sales of infusion pumps, sales headwinds in China driven by COVID-related lockdowns and lower sales of vitamins resulting from ongoing supply constraints. Supply chain constraints, including constraints related to the availability of semiconductor components and other components used in the production of our infusion pumps, adversely impacted sales of infusion pumps. Those items were offset by increased demand for IV administration sets and solutions, reflecting a recovery in hospital administration rates and surgical procedures and lower growth in the U.S. for our parenteral nutrition therapies and related products, including multi-chamber bags. Foreign currency exchange rates adversely impacted net sales by 4% for the year ended December 31, 2022, as compared to the prior year period.
Advanced Surgery net sales increased 2% for the year ended December 31, 2022, as compared to the prior year period, driven by a continued recovery in surgical procedures, particularly in Europe, and benefits from competitor supply constraints. Foreign currency exchange rates adversely impacted net sales by 6% for the year ended December 31, 2022, as compared to the prior year period.

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

			Percent change
years ended December 31 (in millions)	2023	2022	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$1,800	$1,791	1%	1%
Front Line Care	1,213	1,148	6%	6%
Total Healthcare Systems and Technologies net sales	$3,013	$2,939	3%	3%
1 Sales growth at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for further information.
Healthcare Systems and Technologies segment net sales increased 3% for the year ended December 31, 2023, as compared to the prior year period.
Care and Connectivity Solutions net sales increased 1% for the year ended December 31, 2023, as compared to the prior year period, driven by international demand and sales generated from recent product launches in the U.S., partially offset by lower rental revenues and lower capital spending in the U.S. reflecting the macroeconomic environment in 2023.
Front Line Care net sales increased 6% for the year ended December 31, 2023, as compared to the prior year period, primarily driven by increased demand for our cardiology products, patient monitoring systems and physical assessment tools. Performance in the current year benefited from backlog reductions due to improved availability of component parts used in certain of our products.

			Percent change
years ended December 31 (in millions)	2022	2021	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$1,791	$142	NM	NM
Front Line Care	1,148	70	NM	NM
Total Healthcare Systems and Technologies net sales	$2,939	$212	NM	NM
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
NM - Not Meaningful
The Healthcare Systems and Technologies segment was added in connection with our acquisition of Hillrom in December 2021. Net sales for the year ended December 31, 2022 were adversely impacted by supply chain constraints, particularly related to components used in our Front Line Care product offerings, hospital budget constraints and delays in product installations for Care and Connectivity Solutions resulting from limitations on hospital access due, in part, to staffing challenges experienced by those customers. The net sales amounts for 2021 reflect sales over the 18-day period from the Hillrom acquisition date through year-end.

Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

			Percent change
years ended December 31 (in millions)	2023	2022	At actual currency rates	At constant currency rates [1]
Injectables and Anesthesia	$1,347	$1,305	3%	4%
Drug Compounding	902	821	10%	12%
Total Pharmaceuticals net sales	$2,249	$2,126	6%	7%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Pharmaceuticals segment net sales increased 6% for the year ended December 31, 2023, as compared to the prior year period.
Injectables and Anesthesia net sales increased 3% for the year ended December 31, 2023, as compared to the prior year period, primarily due to growth in our U.S. injectable products, driven by our launches of Zosyn, following the transfer of the related product rights to us in April 2023, Bendamustine and Norepinephrine, partially offset by lower sales of inhaled anesthesia products. Foreign currency exchange rates adversely impacted net sales by 1% for the year ended December 31, 2023, as compared to the prior year period.
Drug Compounding net sales increased 10% for the year ended December 31, 2023, as compared to the prior year period, driven by increased demand for our international pharmacy compounding services. Foreign currency exchange rates adversely impacted net sales by 2% for the year ended December 31, 2023, as compared to the prior year period.

			Percent change
years ended December 31 (in millions)	2022	2021	At actual currency rates	At constant currency rates [1]
Injectables and Anesthesia	$1,305	$1,390	(6)%	(2)%
Drug Compounding	821	901	(9)%	(0)%
Total Pharmaceuticals net sales	$2,126	$2,291	(7)%	(1)%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Pharmaceuticals segment net sales decreased 7% for the year ended December 31, 2022, as compared to the prior year period.
Injectables and Anesthesia net sales decreased 6% for the year ended December 31, 2022, as compared to the prior year period, primarily due to a 4% negative impact from foreign exchange rate changes as compared to the prior year period. Net sales were also adversely impacted by increased competition from new market entrants and supply constraints impacting the production of certain molecules. Those items were partially offset by increased international sales of inhaled anesthesia products.
Drug Compounding net sales decreased 9% for the year ended December 31, 2022, as compared to the prior year period, primarily driven by a 9% negative impact from foreign exchange rate changes.

Kidney Care
Our Kidney Care segment includes sales of products used in PD, HD, CRRT and other organ support therapies (OSTs).

			Percent change
years ended December 31 (in millions)	2023	2022	At actual currency rates	At constant currency rates [1]
Chronic Therapies	$3,683	$3,714	(1)%	0%
Acute Therapies	770	735	5%	6%
Total Kidney Care net sales	$4,453	$4,449	0%	1%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Kidney Care segment net sales were flat for the year ended December 31, 2023, as compared to the prior year.
Chronic Therapies net sales decreased 1% for the year ended December 31, 2023, as compared to the prior year. Sales performance in the current year was primarily due to lower sales in China, driven by government-based procurement initiatives and the impact of COVID-19 on that country’s renal patient population, and the termination of distribution agreements in the U.S, offset by patient growth in PD, pricing initiatives and recent government tender awards in EMEA. Foreign currency exchange rates adversely impacted net sales by 1% for the year ended December 31, 2023, as compared to the prior year period.
Acute Therapies net sales increased 5% for the year ended December 31, 2023, as compared to the prior year, driven by strong demand for our CRRT offerings. Sales growth in 2023 was adversely impacted by a comparison against a prior year period that included strong COVID-related demand for our CRRT offerings during the first quarter. Foreign currency exchange rates adversely impacted net sales by 1% for the year ended December 31, 2023, as compared to the prior year period.

			Percent change
years ended December 31 (in millions)	2022	2021	At actual currency rates	At constant currency rates [1]
Chronic Therapies	$3,714	$3,862	(4)%	2%
Acute Therapies	735	820	(10)%	(6)%
Total Kidney Care net sales	$4,449	$4,682	(5)%	1%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for further information.
Kidney Care segment net sales decreased 5% for the year ended December 31, 2022, as compared to the prior year.
Chronic Therapies sales decreased 4% for the year ended December 31, 2022, as compared to the prior year. The decrease in 2022 was driven by a 6% negative impact from foreign exchange rate changes and non-renewals of certain low margin customer contracts, particularly in Western Europe, partially offset by global patient growth and $28 million of incremental revenue from a customer that did not meet its contractual minimum purchase requirements.
Acute Therapies net sales decreased 10% for the year ended December 31, 2022, as compared to the prior year. The decrease in 2022 was driven by lower COVID-related demand for our CRRT product offerings and a 4% negative impact from foreign exchange rate changes, as compared to the prior year period.
Other
During the years ended December 31, 2023, 2022 and 2021, we earned $87 million, $177 million and $140 million, respectively, of revenues that were not attributable to our reportable segments. In the current and prior year periods, those other sales primarily represent revenues earned by certain of our manufacturing facilities from contract manufacturing activities and royalty income under a business development arrangement. The decrease for the year ended December 31, 2023 as compared to the prior year period reflects lower contract manufacturing volume and the termination of the royalty arrangement following our acquisition of the rights to the underlying product in April

2023. The increase for the year ended December 31, 2022 as compared to the prior year period was primarily driven by increased contract manufacturing revenue and royalty income from a business development arrangement entered into in March 2022.
Special Items
Management believes that providing the separate impact of the following items on our results in accordance with U.S. GAAP may provide a more complete understanding of our operations and can facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another. Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance and is consistent with how management and our Board of Directors assess performance. Additional special items are identified because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period.

The following table provides a summary of our special items and the related impact by line item on our consolidated results of operations for 2023, 2022 and 2021.

years ended December 31 (in millions)	2023	2022	2021
Gross Margin
Intangible asset amortization expense	$(445)	$(466)	$(287)
Long-lived asset impairments[1]	(267)	(344)	—
Business optimization items[2]	(349)	(28)	(53)
Product-related items[3]	—	(44)	—
Acquisition and integration items[4]	(1)	(170)	(50)
European medical devices regulation[5]	(48)	(48)	(42)
Separation-related costs[6]	(22)	—	—
Total Special Items	$(1,132)	$(1,100)	$(432)
Impact on Gross Margin Ratio	(7.6 pts)	(7.6 pts)	(3.5 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$207	$287	$11
Business optimization items[2]	173	194	60
Acquisition and integration items[4]	18	82	144
Separation-related costs[6]	203	7	—
Legal matters[7]	15	—	13
Investigation and related costs[8]	—	—	31
Total Special Items	$616	$570	$259
Impact on SG&A Expense Ratio	4.1 pts	3.9 pts	2.1 pts
R&D Expenses
Business optimization items[2]	$12	$3	$1
Total Special Items	$12	$3	$1
Impact on R&D Expense Ratio	0.1 pts	0.1 pts	0.0 pts
Goodwill Impairments
Goodwill impairments[1]	$—	$2,812	$—
Total Special Items	$—	$2,812	$—
Other Operating Expense (Income), Net
Acquisition and integration items[4]	$(19)	$(39)	$(6)
Legal matters[7]	(8)	—	—
Loss on product divestiture arrangement[9]	—	54	—
Loss on subsidiary liquidation[10]	—	21	—
Total Special Items	$(27)	$36	$(6)
Interest Expense, Net
Acquisition and integration items[4]	$—	$—	$48
Total Special Items	$—	$—	$48
Other (Income) Expense, Net
Pension curtailment[11]	$—	$(11)	$—
Reclassification of cumulative translation loss to earnings[12]	—	65	—
Investment impairments[13]	49	—	—
Loss on debt extinguishment[14]	—	—	5
Total Special Items	$49	$54	$5
Income Tax Expense (Benefit)
Tax matters[15]	$4	$27	$(54)
Tax effects of special items[16]	(390)	(400)	(137)
Total Special Items	$(386)	$(373)	$(191)
Impact on Effective Tax Rate	12.0 pts	(19.8 pts)	(7.4 pts)

1Our results in 2023 included long-lived asset impairment charges of $267 million related to the HD business within our Kidney Care segment, comprised of (i) a $190 million impairment charge related to certain manufacturing equipment, operating lease right-of-use assets and HD equipment leased to customers and (ii) a $77 million impairment charge related to a developed technology intangible asset. Our results in 2022 included long-lived asset impairment charges related to assets acquired in our December 2021 acquisition of Hillrom, comprised of (i) a $2.81 billion goodwill impairment and (ii) $332 million of indefinite-lived intangible assets. We also recognized $12 million of developed technology intangible asset impairments during 2022. Refer to Notes 4 and 5 in Item 8 of this Annual Report on Form 10-K for further information regarding the impairments. Long-lived asset impairments presented within this special item do not include impairments of long-lived assets related to restructuring actions, which are presented within the business optimization special item described in footnote 2 below.
2Our results in 2023 and 2022 were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These restructuring and other business optimization costs included actions related to our current implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities, our integration of Hillrom, the decision to close one of our U.S.-based manufacturing facilities this year, which resulted in a $243 million noncash impairment of property, plant and equipment, rationalization of certain other manufacturing and distribution facilities and transformation of certain general and administrative functions. Our results in 2023 and 2022 and 2021 included business optimization charges of $534 million, $225 million, $114 million, respectively. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for further information regarding these charges and related liabilities.
3Our results in 2022 included charges of $44 million related to warranty and remediation activities arising from two field corrective actions on certain of our infusion pumps.
4Our results in 2023 included $19 million of integration-related costs, primarily related to our integration of Hillrom, offset by a $19 million benefit from changes in the estimated fair values of contingent consideration liabilities. Our results in 2022 included $213 million of acquisition and integration-related items, which reflected $93 million of integration-related costs and $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2022, partially offset by a $39 million benefit from changes in the estimated fair value of contingent consideration liabilities. Our results in 2021 included acquisition, integration and related financing expenses of $236 million. This included acquisition, integration and related financing expenses for our acquisition of Hillrom and the acquisition of the rights to Caelyx and Doxil for specified territories outside of the U.S. These expenses were partially offset by benefits from changes in the estimated fair value of contingent consideration liabilities. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for further information regarding business and asset acquisitions.
5Our results in 2023, 2022 and 2021 included $48 million, $48 million and $42 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
6Our results in 2023 and 2022 included $225 million and $7 million of separation-related costs, primarily reflecting costs of external advisors supporting our activities to prepare for the proposed spinoff of our Kidney Care segment. We also incurred $17 million and $5 million of additional separation-related costs in 2023 and 2022, respectively, related to the sale of our BPS business that are reported in discontinued operations and are not presented in the table above.
7Our results in 2023 included $7 million of net costs from certain legal matters. These costs included $13 million, including related legal fees, related to matters involving alleged violations of the False Claims Act related to a now-discontinued legacy Hillrom sales line and alleged injury from environmental exposure, partially offset by $6 million of proceeds received, net of related legal fees, from a settlement related to an intellectual property dispute. Our results in 2021 included legal fees of $13 million associated with claimants alleging injuries as a result of proximity to one of our plants.
8Our results in 2021 included charges of $31 million for investigation and related costs for matters associated with our previously announced investigation of foreign exchange gains and losses. Refer to Note 8 in Item 8 of this Annual Report on Form 10-K for further information regarding these charges.
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
13Our results in 2023 included $49 million of net pre-tax losses from non-marketable investments in several early-stage companies, consisting of $52 million of noncash impairment write-downs, partially offset by a $3 million gain from the sale of an investment.
14Our results in 2021 included a loss of $5 million on the early extinguishment of the $2.40 billion debt assumed as part of the Hillrom acquisition.
15Our results in 2023 included a $5 million net income tax benefit from internal reorganization transactions, primarily related to the proposed spinoff of our Kidney Care segment, and a $9 million valuation allowance to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax reform legislation to reflect our current estimate of its recoverability. Our results in 2022 included a $25 million valuation allowance to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax reform legislation to reflect our current estimate of its recoverability. Our results in 2021 included a $58 million income tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary and an $18 million income tax benefit related to a change in U.S. foreign tax credit regulations, partially offset by a $22 million income tax expense related to an unfavorable court ruling for an uncertain tax position.

16This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
COSTS AND EXPENSES
Gross Margin and Expense Ratios

							2023		2022
years ended December 31	2023	% of net sales	2022	% of net sales	2021	% of net sales	$ change	% change	$ change	% change
Gross margin	$4,975	33.6%	$5,066	34.9%	$4,720	38.9%	$(91)	(1.8)%	$346	7.3%
SG&A	$3,946	26.6%	$3,859	26.6%	$2,845	23.4%	$87	2.3%	$1,014	35.6%
R&D	$667	4.5%	$602	4.2%	$531	4.4%	$65	10.8%	$71	13.4%
Gross Margin
The gross margin ratio was 33.6%, 34.9% and 38.9% for the years ended 2023, 2022 and 2021, respectively. The special items identified earlier in this section had an unfavorable impact on gross margin ratio of 7.6 percentage points in both 2023 and 2022 and 3.5 percentage points in 2021. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the gross margin ratio decreased 1.3 percentage points in 2023 compared to 2022 and increased 0.1 percentage points in 2022 compared to 2021. The decrease in 2023 was primarily due to the adverse cost impacts of raw materials inflation driving higher manufacturing costs and higher bonus accruals under our annual employee incentive compensation plans, partially offset by manufacturing initiatives. The increase in 2022 was due to a favorable product mix that was primarily driven by our acquisition of Hillrom, lower bonus accruals under our annual employee incentive compensation plans, lower U.S. customer rebates and $28 million of incremental revenue from a customer that did not meet its contractual minimum purchase requirements, partially offset by raw materials inflation and, to a lesser extent, increased supply chain costs.
SG&A
The SG&A expense ratio was 26.6% in both 2023 and 2022 and 23.4% in 2021. The special items identified earlier in this section had an unfavorable impact on the SG&A expense ratio of 4.1, 3.9 and 2.1 percentage points in 2023, 2022 and 2021, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the SG&A expense ratio decreased 0.2 percentage points in 2023 compared to 2022 and increased 1.4 percentage points in 2022 compared to 2021. The decrease in 2023 was primarily due to savings from restructuring actions implemented in recent periods, partially offset by higher bonus accruals under our annual employee incentive compensation plans. The increase in 2022 was primarily due to the acquisition of Hillrom and increased outbound freight costs, partially offset by lower bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expense ratio was 4.5%, 4.2% and 4.4% for the years ended 2023, 2022 and 2021, respectively. The special items identified earlier in this section had an unfavorable impact on the R&D expense ratio of 0.1 percentage points both in 2023 and 2022 and had no impact on the R&D expense ratio in 2021. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the R&D expense ratio increased 0.3 percentage points in 2023 compared to 2022 and decreased 0.3 basis points in 2022 compared to 2021. The increase in 2023 was driven by increased project-related expenditures, particularly related to the connected care portfolio in our Healthcare Systems and Technologies segment, and higher bonus accruals under our annual employee incentive compensation plans. The decrease in 2022 reflected lower bonus accruals under our annual employee incentive compensation plans, partially offset by an increase in R&D spend following the Hillrom acquisition.

Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts have included restructuring the organization, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The costs of these actions consisted primarily of employee termination costs, implementation costs, contract termination costs and asset impairments.
We incurred restructuring charges of $534 million, $225 million and $114 million in 2023, 2022 and 2021, respectively. In 2023, $111 million of our restructuring charges, consisting of employee termination costs, were related to the implementation of our previously announced new operating model intended to simplify and streamline our operations. In addition, $267 million of the restructuring charges, consisting of $243 million of long-lived asset impairment charges, $14 million of other asset write-downs and $10 million of employee termination costs, were related to our decision to cease production of dialyzers at one of our manufacturing facilities in connection with our initiatives to streamline our manufacturing footprint and improve our profitability. In 2022, $85 million of our restructuring charges were related to integration activities for the Hillrom acquisition, consisting of $55 million of employee termination costs, $22 million of contract termination and other costs and $8 million of asset impairments. For the year ended December 31, 2021, $37 million and $12 million, respectively, of restructuring charges, consisting of employee termination costs, were related to global programs to simplify and streamline our supply chain and finance functions.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $50 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for additional information regarding our business optimization programs.
Goodwill Impairments
We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize a goodwill impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value.
We acquired Hillrom on December 13, 2021 and recognized $6.83 billion of goodwill and $6.03 billion of other intangible assets, including $1.91 billion of indefinite-lived intangible assets, in connection with that acquisition. During the third quarter of 2022, we performed trigger-based impairment tests for each of the reporting units within our Hillrom segment (currently referred to as our Healthcare Systems and Technologies segment), as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our three Hillrom reporting units, driven primarily by shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Those goodwill impairment tests resulted in total pre-tax goodwill impairment charges of $2.79 billion in the third quarter of 2022. In connection with our annual goodwill impairment assessment in the fourth quarter of 2022, we performed quantitative impairment tests for all our reporting units and recorded an additional $27 million goodwill impairment related to our Global Surgical Solutions reporting unit (now combined with our previous Patient Support Systems reporting unit in our Care and Connectivity Solutions reporting unit). No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their net book values. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for additional information regarding these goodwill impairment charges, as well as information about related indefinite-lived intangible asset impairment charges.
Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations. For further discussion, refer to Item 1A. Risk Factors of this Annual Report on Form 10-K.

Other Operating Expense (Income), Net
Other operating expense (income), net was income of $28 million in 2023, an expense of $36 million in 2022 and income of $6 million in 2021. The income in 2023 was comprised of gains from changes in the fair values of contingent consideration arrangements and proceeds from a settlement related to an intellectual property dispute. In 2022, we recognized a loss of $54 million under an arrangement to divest certain product rights for an amount that was less than our cost of those product rights, which was triggered by U.S. and European Union regulatory approvals of the related products. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for further information about the related transactions. Additionally, we recognized a loss of $21 million related to the deconsolidation of a foreign subsidiary, including the derecognition of a related noncontrolling interest, upon its liquidation in December 2022 that was completed in connection with our legal entity rationalization activities. Those losses were partially offset by gains of $39 million from net decreases in the estimated fair values of contingent consideration liabilities. In 2021, we recognized $6 million of gains from net decreases in the estimated fair values of contingent consideration liabilities.
Interest Expense, Net
Interest expense, net was $442 million, $395 million and $193 million in 2023, 2022 and 2021, respectively. The increase in 2023 was driven by higher interest rates on our floating rate debt, partially offset by net repayments in the current year periods and higher interest income in 2023. The increase in 2022 was primarily driven by higher average debt outstanding in connection with the Hillrom acquisition, partially offset by acquisition bridge facility commitment fees recognized in 2021 and higher interest income in 2022.
We expect that our net interest expense will decrease in future periods as a result of debt repayments during the fourth quarter of 2023 and planned debt repayments during the first half of 2024 using the proceeds we received from the recent sale of our BPS business. Refer to Note 6 in Item 8 of this Annual Report on Form 10-K for a summary of the components of interest expense, net for 2023, 2022 and 2021.
Other (Income) Expense, Net
Other (income) expense, net was expense of $51 million, $12 million and $41 million in 2023, 2022 and 2021, respectively. The net expense in 2023 was primarily driven by foreign exchange losses and non-marketable investment impairments, partially offset by pension and other postretirement benefits (OPEB) and increases in the fair value of marketable equity securities. The net expense in 2022 was primarily due to the reclassification of a cumulative translation loss from accumulated other comprehensive income (loss) to earnings due to the substantial liquidation of our operations in Argentina, partially offset by pension and OPEB benefits, a pension curtailment gain and net increases in the fair value of marketable equity securities. The net expense in 2021 was primarily driven by foreign exchange losses, pension and OPEB costs and a loss on debt extinguishment.
Income Taxes
Our effective income tax rate was 33.0%, (0.2)% and 7.4% in 2023, 2022 and 2021, respectively. The special items identified above impacted our effective tax rate by 12.0 percentage points, (19.8) percentage points and (7.4) percentage points in 2023, 2022 and 2021, respectively. Refer to the Special Items caption earlier in this section for additional detail. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including tax incentives, foreign rate differences, state income taxes, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, audit developments and legislative changes.
For the year ended December 31, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was impacted favorably by the jurisdictional mix of global earnings, which included the long-lived asset impairments we recognized during 2023, a $50 million net tax benefit after related valuation allowances from notional interest deductions received by certain wholly-owned foreign subsidiaries that have financed their operations with equity capital and a $21 million tax benefit related to research and development tax credits, partially offset by non-deductible separation-related income tax costs and tax shortfalls on stock compensation awards.
For the year ended December 31, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to non-deductible impairments of goodwill acquired in the Hillrom acquisition and valuation allowance increases, including a $25 million increase related to deferred tax assets from a tax basis step-up related to previously enacted Swiss tax legislation. Those items were partially offset by a $47 million net tax benefit after related valuation allowances from notional interest deductions.
For the year ended December 31, 2021, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to favorable geographic earnings mix, a $50 million net tax benefit after related valuation allowances from notional interest deductions, a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, a tax benefit related to a change in U.S. foreign tax credit regulations and excess tax benefits on stock compensation awards, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
Our tax provisions for 2023, 2022 and 2021 did not include any significant tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
Discontinued Operations
On September 29, 2023, we completed the sale of our BPS business and received cash proceeds of $3.96 billion from that transaction. The financial position, results of operations and cash flows of our BPS business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Income from discontinued operations, net of tax, was $2.73 billion, $233 million and $262 million in 2023, 2022 and 2021, respectively. The increase in the current year period was primarily driven by the $2.88 billion pre-tax gain from the sale of the BPS business ($2.59 billion net of tax). Excluding that gain on sale, pre-tax income from discontinued operations decreased by $90 million in 2023 compared to 2022, which was primarily driven by there being only nine months of activity through the sale of the business on September 29, 2023, lower sales from contract manufacturing of COVID-19 vaccines and increased SG&A expenses in the current year period from separation-related costs. Pre-tax income from discontinued operations decreased by $64 million in 2022 compared to 2021, which was primarily driven by lower sales from contract manufacturing of COVID-19 vaccines. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information.
Net Income (Loss) and Earnings (Loss) per Diluted Share
Net income (loss) for the total company, including discontinued operations, was income of $2.66 billion in 2023, loss of $2.42 billion in 2022 and income of $1.30 billion in 2021. Diluted earnings (loss) per share for the total company, including discontinued operations, was $5.25 per share in 2023, $(4.83) per share in 2022 and $2.53 per share in 2021. The significant factors and events causing the net changes from 2022 to 2023 and from 2021 to 2022 are discussed above. Additionally, earnings (loss) per share was positively impacted by the repurchase of 0.5 million shares in 2022 through Rule 10b5-1 purchase plans. Refer to Note 9 in Item 8 of this Annual Report on Form 10-K for further information regarding our stock repurchases.

SEGMENT OPERATING INCOME (LOSS)
The following is a summary of operating income for our reportable segments.

for the years ended December 31 (in millions)	2023	2022	2021
Medical Products and Therapies	$972	$962	$955
% of Segment Net Sales	19.4%	20.0%	19.8%
Healthcare Systems and Technologies	483	494	60
% of Segment Net Sales	16.0%	16.8%	28.3%
Pharmaceuticals	401	391	523
% of Segment Net Sales	17.8%	18.4%	22.8%
Kidney Care	300	408	488
% of Segment Net Sales	6.7%	9.2%	10.4%
Other	18	77	59
Total	2,174	2,332	2,085
Unallocated corporate costs	(51)	(54)	(49)
Intangible asset amortization expense	(652)	(753)	(298)
Business optimization items	(534)	(225)	(114)
European Medical Devices Regulation	(48)	(48)	(42)
Long-lived asset impairments	(267)	(344)	—
Separation-related costs	(225)	(7)	—
Legal matters	(7)	—	(13)
Acquisition and integration items	—	(213)	(188)
Product-related items	—	(44)	—
Loss on product divestiture arrangement	—	(54)	—
Goodwill impairments	—	(2,812)	—
Loss on subsidiary liquidation	—	(21)	—
Investigation and related costs	—	—	(31)
Total operating income (loss)	390	(2,243)	1,350
Interest expense, net	442	395	193
Other (income) expense, net	51	12	41
Loss from continuing operations before income taxes	$(103)	$(2,650)	$1,116
Medical Products and Therapies
Segment operating income was $972 million, $962 million and $955 million for the years ended 2023, 2022 and 2021, respectively. Segment operating income increased in 2023 compared to the prior year due to the gross profit from higher sales, partially offset by increases in SG&A and R&D expenses. Segment operating income increased in 2022 compared to the prior year due to decreases in R&D expenses, partially offset by lower gross margins.
Healthcare Systems and Technologies
Segment operating income was $483 million, $494 million and $60 million for the years ended 2023, 2022 and 2021, respectively. Segment operating income decreased in 2023 primarily due to increased R&D expenses, particularly related to the connected care portfolio. Segment operating income increased in 2022 due to our acquisition of Hillrom in December 2021. The 2021 amounts reflect activity over the 18-day period from the acquisition date through year-end.
Pharmaceuticals
Segment operating income was $401 million, $391 million and $523 million for the years ended 2023, 2022 and 2021, respectively. Segment operating income increased in 2023 primarily due to income from recent product launches, partially offset by a lower gross margin, primarily driven by raw materials inflation, and increased R&D expense. Segment operating income decreased in 2022 primarily due to a lower gross margin driven by lower sales, partially offset by decreased R&D expenses.
Kidney Care
Segment operating income was $300 million, $408 million and $488 million for the years ended 2023, 2022 and 2021, respectively. Segment operating income decreased in 2023 primarily due to raw materials inflation and higher bonus accruals under our annual employee incentive compensation plans. Segment operating income decreased in 2022 primarily due to raw materials inflation, lower net sales and, to a lesser extent, increased supply chain costs, partially offset by lower bonus accruals under our annual employee incentive compensation plans and $28 million of incremental revenue from a customer that did not meet its contractual minimum purchase requirements.
Other
During the years ended December 31, 2023, 2022 and 2021, we earned $18 million, $77 million and $59 million, respectively, of operating income that was not attributable to our reportable segments. Operating income generated by activities not attributable to our reportable segments is presented as Other. In the current and prior year periods, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities and royalty income under a business development arrangement. The decrease in 2023 as compared to the prior year period reflects lower contract manufacturing volume and the termination of the royalty arrangement following our acquisition of the rights to the underlying product in April 2023. The increase in 2022 as compared to the prior year period was primarily driven by royalty income from a business development arrangement entered into in March 2022.
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
LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2023	2022	2021
Cash flows from operations - continuing operations	$1,702	$1,031	$2,026
Cash flows from investing activities - continuing operations	(672)	(872)	(11,148)
Cash flows from financing activities	(3,489)	(1,438)	8,245
Cash Flows from Operations — Continuing Operations
In 2023, 2022 and 2021, cash provided by operating activities from continuing operations was $1.70 billion, $1.03 billion and $2.03 billion, respectively.
Operating cash flows from continuing operations increased in 2023 compared to 2022 primarily due to a decrease in our net loss from continuing operations, lower annual payouts under our employee incentive compensation plans, which were based on our 2022 results, the timing of accounts payable payments and lower increases in inventory and accounts receivable balances as compared to the prior year.
Operating cash flows from continuing operations decreased in 2022 compared to 2021 primarily due to our net loss from continuing operations, increases in inventory levels and higher annual payouts under our employee incentive compensation plans, which were based on our 2021 results. Operating cash flows were also adversely impacted in 2022 by the timing of accounts receivable collections and accounts payable payments.

Cash Flows from Investing Activities
In 2023, cash used for investing activities from continuing operations included capital expenditures of $692 million. In 2022, cash used for investing activities from continuing operations included capital expenditures of $620 million and payments for acquisitions and investments of $263 million, primarily related to our acquisition of the rights to Zosyn. In 2021, cash used for investing activities from continuing operations included payments for acquisitions and investments of $10.50 billion, primarily related to our acquisition of Hillrom, and capital expenditures of $691 million.
Cash Flows from Financing Activities
In 2023, cash used in financing activities included debt repayments of $2.63 billion, dividend payments of $586 million and a net decrease in commercial paper borrowings of $299 million, partially offset by proceeds from stock issued under employee benefit plans of $95 million.
In 2022, cash used in financing activities included debt repayments of $954 million and dividend payments of $573 million, partially offset by a net increase in commercial paper borrowings of $55 million and proceeds from stock issued under employee benefit plans of $127 million.
In 2021, cash generated from financing activities included $11.80 billion to fund the consideration for the Hillrom acquisition, repay certain indebtedness of Hillrom and pay fees and expenses related to the foregoing. We also had net proceeds from commercial paper borrowings of $299 million and repaid debt obligations of $2.82 billion, including $2.40 billion of debt that was assumed in the Hillrom acquisition. Financing activities in 2021 also included payments for treasury stock repurchases of $600 million, dividend payments of $530 million and receipts from stock issued under employee benefit plans of $187 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in 2023 and had $1.30 billion remaining available under this authorization as of December 31, 2023.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of December 31, 2023, we had a U.S. Dollar-denominated term loan credit facility, which had two tranches of term loans outstanding, a U.S. Dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility.
As of December 31, 2023, we had $130 million outstanding under one tranche of our U.S. Dollar-denominated term loan credit facility that matures in 2024 and $1.64 billion outstanding under the other tranche of our U.S. Dollar-denominated term loan credit facility that matures in 2026. Borrowings under the term loan credit facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin plus a credit spread adjustment or a “base rate” plus an applicable margin. The term loan credit facility contains various covenants, including a maximum net leverage ratio. We have the option to prepay outstanding amounts under the term loan credit facility in whole or in part at any time.
As of December 31, 2023, our U.S. Dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.50 billion and €200 million, respectively, and there were no borrowings under either of these revolving credit facilities as of December, 31, 2023 or December 31, 2022. Each of the revolving credit facilities matures in 2026. The revolving credit facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Facility fees under the credit facilities were 0.125% annually as of both December 31, 2023 and 2022 and are based on our credit ratings and the total capacity of the revolving credit facility.
In the first quarter of 2023, we amended the credit agreements governing our U.S. Dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the four fiscal quarters ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023. As of December 31, 2023, we were in compliance with the financial covenants in these agreements.

Based on our covenant calculations as of December 31, 2023, we have capacity to draw on the full amounts under our revolving credit facilities. The non-performance of any financial institution supporting either of the revolving credit facilities would reduce the maximum capacity of the revolving credit facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may reduce our ability to draw on our revolving credit facilities.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the revolving credit facilities; however, electing to do so would result in higher interest expense. We had no commercial paper borrowings outstanding as of December 31, 2023.
We also maintain other credit arrangements, as described in Note 6 in Item 8 of this Annual Report on Form 10-K.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, including the proceeds from the recently completed sale of our BPS business, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $3.19 billion of cash and cash equivalents as of December 31, 2023, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of December 31, 2023, we had $13.80 billion of long-term debt and finance lease obligations, including current maturities, and no short-term debt. During the fourth quarter of 2023, we used a portion of the approximately $3.70 billion of net after-tax cash proceeds from the BPS divestiture to repay $2.80 billion of short- and long-term indebtedness and we expect to use substantially all of the remaining net after-tax proceeds to continue to repay indebtedness through the first half of 2024. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
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

Our credit ratings at December 31, 2023 were as follows:

	Standard & Poor’s	Fitch	Moody’s
Ratings
Senior debt	BBB	BBB	Baa2
Short-term debt	A2	F2	P2
Outlook	Negative	Rating Watch Negative	Stable
In January 2024, Fitch revised our senior debt credit rating from BBB to BBB-, our senior debt credit rating outlook rating from rating watch negative to stable and our short-term debt credit rating from F2 to F3.
Contractual Obligations
As of December 31, 2023, we had contractual obligations, excluding accounts payable and accrued expenses and other current liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	More than one year
Long-term debt and finance lease obligations, including current maturities	$13,855	$2,677	$11,178
Interest on short- and long-term debt and finance lease obligations [1]	2,768	393	2,375
Operating leases	622	143	479
Other non-current liabilities[2]	383	—	383
Purchase obligations[3]	965	430	535
Contractual obligations[2]	$18,593	$3,643	$14,950
1.Interest payments on debt and finance lease obligations are calculated for future periods using interest rates in effect at the end of 2023. Certain of these projected interest payments may differ in the future based on foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2023. Refer to Note 6 and Note 7, respectively, in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments outstanding and finance lease obligations at December 31, 2023.
2.The primary components of other non-current liabilities in our consolidated balance sheet as of December 31, 2023 are pension and other postretirement benefits, deferred tax liabilities, long-term tax liabilities, and litigation and environmental reserves. We projected the timing of the related future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from our estimates.
We contributed $47 million to our defined benefit pension plans in 2023 and 2022. The timing of funding in future periods is uncertain and is dependent on future movements in interest rates, investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes cash outflows related to our pension plans. The amount included within other non-current liabilities (and excluded from the table above) related to our pension plan liabilities was $782 million as of December 31, 2023. We have no obligation to fund our principal plans in the United States in 2024. We continually reassess the amount and timing of any discretionary contributions. In 2024, we expect to make contributions of at least $18 million to our Puerto Rico plan and $48 million to our foreign pension plans. We expect to have net cash outflows relating to our OPEB plans of $17 million in 2024. Additionally, we have excluded long-term tax liabilities, which include liabilities for unrecognized tax positions, and deferred tax liabilities from the table above because we are unable to estimate the timing of the related cash outflows. The amounts of long-term tax liabilities and deferred tax liabilities included within other non-current liabilities (and excluded from the table above) were $125 million and $447 million, respectively, as of December 31, 2023.
3.Includes our significant contractual unconditional purchase obligations. For cancellable agreements, any penalty due upon cancellation is included. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for raw material and component part purchases, utility agreements and service contracts.

Off-Balance Sheet Arrangements
We periodically enter into off-balance sheet arrangements. Certain contingencies arise in the normal course of business and are not recorded in the consolidated balance sheets in accordance with U.S. GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, we may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of our significant off-balance sheet arrangements, refer to Note 16 in Item 8 of this Annual Report on Form 10-K for information regarding receivable transactions, and Note 3 and Note 8 in Item 8 of this Annual Report on Form 10-K for information regarding joint development and commercialization arrangements, indemnifications and legal contingencies.
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
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of December 31, 2023 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of December 31, 2023, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $46 million with respect to those contracts would change by $106 million. A similar analysis performed with respect to contracts outstanding as of December 31, 2022 indicated that, on a pre-tax basis, the net asset balance of $2 million would change by $68 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of December 31, 2023 by replacing the actual exchange rates as of December 31, 2023 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of December 31, 2023, our subsidiary in Turkey had net monetary assets of $28 million.

Interest Rate Risk
We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt that we believe is appropriate at that time. To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. We also periodically use forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt. As of December 31, 2023, there were no interest rate derivative contracts outstanding and we had $2.07 billion of outstanding floating rate debt. A 100 basis point change in interest rates would impact our pre-tax earnings and cash flows by $21 million over a one-year period.
CHANGES IN ACCOUNTING STANDARDS
Refer to Note 1 in Item 8 of this Annual Report on Form 10-K for information on recently adopted accounting pronouncements.
RECENT ACCOUNTING PRONOUNCEMENTS
Recently issued accounting standards not yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for our annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. We are currently evaluating the impact of this standard on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires (1) disclosure of specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of certain disaggregated information about income taxes paid, income from continuing operations before income tax expense (benefit) and income tax expense (benefit). The standard is effective for our annual consolidated financial statements for the year ending December 31, 2025. We are currently evaluating the impact of this standard on our consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. The standard is effective for our annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
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
Revenue Recognition and Related Provisions and Allowances
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
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
•rates of increase in employee compensation (used in estimating liabilities);
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
Discount Rate Assumption
Effective for the December 31, 2023 measurement date, we utilized discount rates of 5.21% and 5.12%, respectively, to measure the benefit obligations for our most significant pension and OPEB plans, which cover U.S. and Puerto Rico employees. We used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2023 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.
For plans in Canada, Japan, the United Kingdom and other European countries, we use a method essentially the same as that described for the U.S. and Puerto Rico plans. For our other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.
To understand the impact of changes in discount rates on pension and OPEB plan cost, we perform a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by $7 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by $6 million.

Return on Plan Assets Assumption
In measuring the net periodic cost for 2023, we used a long-term expected rate of return of 6.50% for our most significant pension plans, which cover U.S. and Puerto Rico employees. This assumption will increase to 6.75% in 2024. This assumption is not applicable to our OPEB plan because it is not funded.
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
Other Assumptions
For the U.S. and Puerto Rico plans, we used the Pri-2012 combined mortality table with improvements projected using the MP-2021 projection scale adjusted to a long-term improvement of 0.8% as of December 31, 2023. For all other pension plans, we utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. We periodically analyze and update our assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.
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
Realization of our U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $658 million and $704 million was recognized as of December 31, 2023 and 2022, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration. After evaluating relevant U.S. tax laws, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $130 million and $119 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2023 and 2022, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
Impairment of Goodwill and Other Long-Lived Assets
Goodwill
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
In a quantitative goodwill impairment test, the fair values of our reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. The discounted cash flow models used to determine the fair values of our reporting units during 2023 reflected our most recent cash flow projections, discount rates ranging from 8.0% to 9.5% and terminal growth rates ranging from 2.0% to 3.5%. Each of these inputs can significantly affect the fair values of our reporting units.
Our operating and reportable segments were changed in the third quarter of 2023 to align with our new operating model: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care. As a result of this segment change, we reallocated the goodwill from our previous Americas, EMEA and APAC segments to the reporting units within our new Medical Products and Therapies, Pharmaceuticals and Kidney Care segments based on the relative fair values of those reporting units. We performed impairment tests both before and after the reporting unit change and determined that no goodwill impairment had occurred.
Upon our segment change in the third quarter of 2023, we initially identified three reporting units within our new Kidney Care segment: PD, HD and Acute Therapies. In connection with the ongoing activities related to the proposed separation of our Kidney Care segment, that business completed an organizational realignment during the fourth quarter of 2023. As a result of that organizational realignment within our Kidney Care segment, the previous PD and HD reporting units were combined into a single Chronic Therapies reporting unit. We performed impairment tests of the Kidney Care reporting units, both before and after the combination of PD and HD into Chronic Therapies, and determined that no goodwill impairment had occurred.
In connection with our November 1, 2023 annual goodwill impairment tests, we determined that no goodwill impairments had occurred. The fair values of the Front Line Care reporting unit within our Healthcare Systems and Technologies segment and the Chronic Therapies reporting unit within our Kidney Care segment exceeded their carrying values by approximately 5% and 6%, respectively. We are continuing to closely monitor the performance of those reporting units, and if there is a significant adverse change in our outlook for those businesses in the future, a goodwill impairment could arise at that time. As of December 31, 2023, the carrying amounts of goodwill for our Front Line Care and Chronic Therapies reporting units were $2.42 billion and $444 million, respectively.
We acquired Hillrom on December 13, 2021 and recognized $6.83 billion of goodwill and $6.03 billion of other intangible assets, including $1.91 billion of indefinite-lived intangible assets, in connection with that acquisition. In the second half of 2022, we recognized $2.81 of goodwill impairments related to the reporting units within our Hillrom segment (currently referred to as out Healthcare Systems and Technologies segment). As discussed below, we also recognized impairments of indefinite-lived intangible assets related to that business, consisting primarily of trade names.
Other Long-Lived Assets
Other long-lived assets are primarily comprised of property, plant and equipment and intangible assets, including both indefinite-lived intangible assets and amortizing intangible assets.
Indefinite-Lived Intangible Assets
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
In a quantitative indefinite-lived intangible asset impairment test, fair values are generally determined based on a discounted cash flow model. Significant assumptions used in valuations of indefinite-lived intangible assets include the forecasted cash flows, discount rates, the assessment of the asset’s life cycle, the stage in completion (for acquired IPR&D intangible assets), royalty rates, terminal growth rates and contributory asset charges. The relief from royalty models used in the determination of the fair values of our trade name intangible assets during 2023 reflected our most recent revenue projections, a discount rate of 9%, royalty rates ranging from 4% to 5% and terminal growth rates ranging from 3.0% to 3.5%. Each of these factors and assumptions can significantly affect the value of the intangible asset.
As a result of an update to our long-term branding strategy, we reclassified two trade name intangible assets with carrying amounts of $870 million and $21 million from indefinite-lived intangible assets to amortizing intangible assets during the fourth quarter of 2023. The estimated useful lives assigned to those assets were 15 years and 5 years, respectively, and we recognized $10 million of amortization expense on those intangible assets from the date of reclassification through December 31, 2023. We performed impairment tests of those intangible assets at the time of the reclassification and determined that no impairment had occurred.
The total carrying amount of our indefinite-lived intangible assets was $837 million as of December 31, 2023, comprised of a trade name intangible asset and IPR&D. We tested our indefinite-lived intangible assets for impairment during the fourth quarter of 2023 and determined that no impairment had occurred.
Intangible Assets with Definite Lives and Property, Plant and Equipment
We review the carrying amounts of long-lived assets used in operations, other than goodwill and intangible assets not subject to amortization, for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, we group assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. We then compare the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event an asset (or asset group) is not recoverable, an impairment charge is recorded as the amount by which the carrying amount of the asset (or asset group) exceeds its fair value. However, the portion of an impairment loss allocated to an individual long-lived asset within an asset group cannot reduce the carrying amount of that asset below its fair value if its fair value is determinable without undue cost and effort.
Our manufacturing facility in Opelika, Alabama was one of three Baxter manufacturing facilities that produced dialyzers used in hemodialysis (HD) treatments. The current competitive environment has increased the global supply of those products and, in connection with our initiatives to streamline our manufacturing footprint and improve our profitability, we made the decision in the second quarter of 2023 to cease production of dialyzers at the Opelika facility near the end of 2023. As a result of our decision to cease dialyzer production at this manufacturing facility, we performed a trigger-based recoverability assessment of its long-lived assets, which consist of a building and manufacturing equipment, including specialized equipment used in the production of dialyzers. The carrying amount of that asset group exceeded the estimated undiscounted cash flows expected to be generated, and we recognized an impairment charge of $243 million, classified within cost of sales in the accompanying consolidated statements of income (loss), during the year ended December 31, 2023 to reduce the carrying amounts to their estimated fair values. The fair values of the building and manufacturing equipment tested for impairment during the second quarter of 2023 were determined based on transaction prices of comparable assets. Significant assumptions used in the determination of the fair values included the identification of representative comparable assets.
As discussed above, we identified new reporting units as a result of our segment change in the third quarter of 2023 and performed fair value measurements of our reporting units to reallocate goodwill to the new reporting units based on their relative fair values and to assess those reporting units for impairment. The HD business within our Kidney Care segment was initially identified as one of the new reporting units at that time. Based on the estimated fair value of our HD business, we allocated no goodwill to it. Additionally, we determined that a triggering event was present to review the carrying amounts of long-lived assets within the HD business, which include four manufacturing facilities that primarily manufacture HD products, HD equipment leased to customers under operating leases and developed technology intangible assets, for potential impairment. In connection with that evaluation, we determined that the carrying amount of the asset group represented by our HD business, which is the lowest level for which identifiable cash flows are largely independent of other assets and liabilities, exceeded its forecasted undiscounted cash flows. We then measured the excess of the carrying amount of that asset group over its fair value and allocated the resulting impairment to its long-lived assets, limiting the impairments of individual assets within the group to amounts that would not result in their carrying amounts being written down below their fair values. As a result, we recognized $267 million of long-lived asset impairment charges, comprised of (i) a $190 million impairment charge related to certain manufacturing equipment, operating lease right-of-use assets and HD equipment leased to customers and (ii) a $77 million impairment charge related to developed technology intangible assets.
The fair value of the HD asset group was based on a discounted cash flow model (an income approach). Significant assumptions used in the determination of its fair value include forecasted cash flows, discount rates and terminal growth rates. The discounted cash flow model used to determine the fair value of the HD asset group during the third quarter 2023 reflected our most recent cash flow projections, a discount rate of 8% and a terminal growth rate of 1.5%. We also measured the fair values of individual assets within that asset group to ensure that the allocation of the asset group’s impairment to the long-lived assets within that group would not reduce the carrying amount of any individual asset below its fair value. The fair values of the buildings within that asset group were determined based on a cost approach. Significant assumptions used in the determination of those fair values included replacement costs of assets with a similar age and condition. The fair values of manufacturing equipment and HD equipment leased to customers within that group were determined based on transaction prices of comparable assets. Significant assumptions used in the determination of those fair values included the identification of representative comparable assets. The fair value of the right-of-use asset within that group was determined based on market rents and discount rates.
During the third quarter of 2022, we recognized pre-tax impairment charges of $332 million to reduce the carrying amounts of certain indefinite-lived intangible assets, which primarily related to the Hillrom and Welch Allyn trade names acquired in the Hillrom acquisition, to their estimated fair values. Additionally, during 2022 we recognized pre-tax impairment charges of $12 million related to developed technology intangible assets due to declines in market expectations for the related products.
Long-Lived Assets Held for Sale
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
Our goodwill and other long-lived asset fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.

Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or other long-lived asset impairment charges in future periods and such charges could be material to our results of operations.
CERTAIN REGULATORY MATTERS
In July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris), FDA commenced an inspection of the Claris’ facilities in Ahmedabad, India. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (2017 Warning Letter).¹ FDA re-inspected the facilities and issued a Form FDA 483 on May 17, 2022. On September 1, 2022, FDA notified us that the inspection had been classified as voluntary action indicated. From January 19, 2023 to January 27, 2023, FDA performed an inspection at the Ahmedabad site, concluding with the issuance of a Form FDA 483. On April 26, 2023, FDA notified us that the inspection had been classified as official action indicated. We received a Warning Letter on July 25, 2023 based on observations identified in the January 2023 inspection (2023 Warning Letter)2. Since the issuance of the 2017 Warning Letter, we have implemented corrective and preventive actions to address FDA's related observations, as well as other enhancements at the site. We have fully responded to the 2023 Warning Letter, have implemented additional corrective and preventive actions, and continue to engage with FDA regarding the agency's observations. In addition, since the issuance of the 2017 Warning Letter, we have secured other sites in our manufacturing network and have launched and distribute select products from those sites in the U.S.
Refer to Item 1A. Risk Factors of this Annual Report on Form 10-K for additional discussion of regulatory matters and how they may impact us.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
2 Available online at https://www.fda.gov/inspections-compliance-enforcement-and-criminal-investigations/warning-letters/baxter-healthcare-corporation-654136-07252023
FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report may constitute “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements by their nature address matters that are uncertain to different degrees. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements include statements with respect to the proposed separation of our Kidney Care business and other portfolio management activities we may undertake in the future, the costs and timing associated with strategic initiatives including the proposed separation, the viability and accuracy of anticipated benefits of our strategic actions, accounting estimates and assumptions (including with respect to goodwill and other intangible asset impairments), global economic conditions, litigation-related matters, future regulatory filings (or the withdrawal or resubmission of any pending submissions) and our R&D pipeline (including anticipated product approvals or clearances), sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency, interest rate and credit risks, our net interest expense, the impact of inflation on our business, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances and refinancings, the adequacy of tax provisions and reserves, the effective income tax rate and all other statements that do not relate to historical facts.
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
•our ability to execute and complete strategic initiatives, asset dispositions and other transactions and development activities, including the proposed separation of our Kidney Care business, our plans to simplify our manufacturing footprint and the timing for such transactions, the ability to satisfy any applicable conditions and the expected proceeds, consideration and benefits;
•failure to accurately forecast or achieve our short-and long-term financial performance and goals (including with respect to our strategic initiatives and other actions) and related impacts on our liquidity;
•our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds and the capital structure of the public company that we expect to form as a result of the proposed spinoff of our Kidney Care business (and the resulting capital structure for the remaining company);
•our ability to successfully integrate acquisitions;
•the impact of global economic conditions (including, among other things, inflation levels, interest rates, financial market volatility, banking crises, the potential for a recession, the war in Ukraine, the conflict in the Middle East (including recent attacks on merchant ships in the Red Sea), tensions between China and Taiwan and the potential for escalation of these conflicts, the related economic sanctions being imposed globally in response to the conflicts and potential trade wars and global public health crises, pandemics and epidemics, such as the COVID-19 pandemic, or the anticipation of any of the foregoing, on our operations and our employees, customers, suppliers and foreign governments in countries in which we operate;
•downgrades to our credit ratings or ratings outlooks, and the impact on our funding costs and liquidity;
•product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements or the withdrawal or resubmission of any pending applications), the ability to manufacture at appropriate scale and the general unpredictability associated with the product development cycle;
•product quality or patient safety issues leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation or declining sales, including the focus on evaluating product portfolios for the potential presence or formation of nitrosamines;
•future actions of, or failures to act or delays in acting by, FDA, the European Medicines Agency or any other regulatory body or government authority (including the SEC, DOJ or the Attorney General of any state) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;
•demand and market acceptance risks for, and competitive pressures related to, new and existing products, challenges with accurately predicting changing customer preferences and future expenditures and inventory levels and with being able to monetize new and existing products and services, the impact of those products on quality and patient safety concerns and the need for ongoing training and support for our products;
•breaches, including by cyber-attack, data leakage, unauthorized access or theft, or failures of or vulnerabilities in, our information technology systems or products;
•the continuity, availability and pricing of acceptable raw materials and component parts, our ability to pass some or all of these costs to our customers through price increases or otherwise, and the related continuity of our manufacturing and distribution and those of our suppliers;
•inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization or supply difficulties, including as a result of natural disaster, war, terrorism, global public health crises and epidemics/pandemics, regulatory actions or otherwise;
•our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;
•loss of key employees, the occurrence of labor disruptions (including as a result of labor disagreements under bargaining agreements or national trade union agreements or disputes with works councils) or the inability to attract, develop, retain and engage employees
•failures with respect to our quality, compliance or ethics programs;

•future actions of third parties, including third-party payors and our customers and distributors (including GPOs and IDNs);
•changes to legislation and regulation and other governmental pressures in the United States and globally, including the cost of compliance and potential penalties for purported noncompliance thereof, including new or amended laws, rules and regulations as well as the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation and rebate policies;
•the outcome of pending or future litigation;
•the impact of competitive products and pricing, including generic competition, drug reimportation and disruptive technologies;
•global regulatory, trade and tax policies, including with respect to climate change and other sustainability matters;
•the ability to protect or enforce our patents or other proprietary rights (including trademarks, copyrights, trade secrets and know-how) or where the patents of third parties prevent or restrict our manufacture, sale or use of affected products or technology;
•the impact of any goodwill, intangible asset or other long-lived asset impairments on our operating results;
•fluctuations in foreign exchange and interest rates;
•any changes in law concerning the taxation of income (whether with respect to current or future tax reform);
•actions by tax authorities in connection with ongoing tax audits;
•other factors discussed elsewhere in this Annual Report on Form 10-K including those factors described in Item 1A. Risk Factors and other filings with the SEC, all of which are available on our website.
Actual results may differ materially from those projected in the forward-looking statements, which are more fully discussed in Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report on Form 10-K. Further, other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement in this information statement speaks only as of the date on which it is made. Except as required by law, we assume no obligation, and expressly disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information or future events.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Incorporated by reference to the section entitled “Financial Instrument Market Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)	2023	2022
Current assets:
Cash and cash equivalents	$3,194	$1,718
Accounts receivable, net of allowance of $129 in 2023 and $114 in 2022	2,690	2,571
Inventories	2,824	2,679
Prepaid expenses and other current assets	892	857
Current assets of discontinued operations	—	186
Total current assets	9,600	8,011
Property, plant and equipment, net	4,433	4,695
Goodwill	6,514	6,452
Other intangible assets, net	6,079	6,793
Operating lease right-of-use assets	524	541
Other non-current assets	1,126	1,109
Non-current assets of discontinued operations	—	686
Total assets	$28,276	$28,287
Current liabilities:
Short-term debt	$—	$299
Current maturities of long-term debt and finance lease obligations	2,668	1,105
Accounts payable	1,241	1,110
Accrued expenses and other current liabilities	2,594	2,170
Current liabilities of discontinued operations	—	61
Total current liabilities	6,503	4,745
Long-term debt and finance lease obligations, less current portion	11,130	15,232
Operating lease liabilities	438	447
Other non-current liabilities	1,737	1,848
Non-current liabilities of discontinued operations	—	120
Total liabilities	19,808	22,392
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2023 and 2022	683	683
Common stock in treasury, at cost, 175,861,893 shares in 2023 and 179,062,594 shares in 2022	(11,230)	(11,389)
Additional contributed capital	6,389	6,322
Retained earnings	16,114	14,050
Accumulated other comprehensive income (loss)	(3,554)	(3,833)
Total Baxter stockholders’ equity	8,402	5,833
Noncontrolling interests	66	62
Total equity	8,468	5,895
Total liabilities and equity	$28,276	$28,287
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

years ended December 31 (in millions, except per share data)	2023	2022	2021
Net sales	$14,813	$14,506	$12,146
Cost of sales	9,838	9,440	7,426
Gross margin	4,975	5,066	4,720
Selling, general and administrative expenses	3,946	3,859	2,845
Research and development expenses	667	602	531
Goodwill impairments	—	2,812	—
Other operating expense (income), net	(28)	36	(6)
Operating income (loss)	390	(2,243)	1,350
Interest expense, net	442	395	193
Other (income) expense, net	51	12	41
Income (loss) from continuing operations before income taxes	(103)	(2,650)	1,116
Income tax (benefit) expense	(34)	4	83
Income (loss) from continuing operations	(69)	(2,654)	1,033
Income from discontinued operations, net of tax	2,732	233	262
Net income (loss)	2,663	(2,421)	1,295
Net income attributable to noncontrolling interests	7	12	11
Net income (loss) attributable to Baxter stockholders	$2,656	$(2,433)	$1,284
Income (loss) from continuing operations per common share
Basic	$(0.15)	$(5.29)	$2.04
Diluted	$(0.15)	$(5.29)	$2.01
Income from discontinued operations per common share
Basic	$5.40	$0.46	$0.52
Diluted	$5.40	$0.46	$0.52
Net Income (loss) per common share
Basic	$5.25	$(4.83)	$2.56
Diluted	$5.25	$(4.83)	$2.53
Weighted-average number of shares outstanding
Basic	506	504	502
Diluted	506	504	508
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

years ended December 31 (in millions)	2023	2022	2021
Income (loss) from continuing operations	$(69)	$(2,654)	$1,033
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($18) in 2023, $41 in 2022 and $30 in 2021	213	(445)	(264)
Pension and other postretirement benefit plans, net of tax expense of $(27) in 2023, $12 in 2022 and $60 in 2021	(117)	(2)	218
Hedging activities, net of tax expense (benefit) of zero in 2023, $2 in 2022 and $7 in 2021	(1)	7	27
Available-for-sale debt securities, net of tax expense of zero in 2023, $1 in 2022 and zero in 2021	—	3	—
Total other comprehensive income (loss) from continuing operations, net of tax	95	(437)	(19)
Comprehensive income (loss) from continuing operations	26	(3,091)	1,014
Income from discontinued operations, net of tax	2,732	233	262
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero in 2023, 2022 and 2021	185	(34)	(56)
Pension and other postretirement benefit plans, net of tax expense of zero in 2023, 2022 and 2021	(4)	18	9
Total other comprehensive income from discontinued operations	181	(16)	(47)
Comprehensive income from discontinued operations	2,913	217	215
Comprehensive income (loss)	2,939	(2,874)	1,229
Less: Net income attributable to noncontrolling interests	7	12	11
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(3)	(5)	—
Comprehensive income (loss) attributable to Baxter stockholders	$2,935	$(2,881)	$1,218
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baxter International Inc. stockholders' equity
(in millions)	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2021	683	$683	179	$(11,051)	$6,043	$16,328	$(3,314)	$8,689	$37	$8,726
Net income (loss)	—	—	—	—	—	1,284	—	1,284	11	1,295
Other comprehensive income (loss)	—	—	—	—	—	—	(66)	(66)	—	(66)
Purchases of treasury stock	—	—	7	(600)	—	—	—	(600)	—	(600)
Stock issued under employee benefit plans and other	—	—	(4)	163	154	—	—	317	—	317
Dividends declared on common stock	—	—	—	—	—	(547)	—	(547)	—	(547)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2021	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net income (loss)	—	—	—	—	—	(2,433)	—	(2,433)	12	(2,421)
Other comprehensive income (loss)	—	—	—	—	—	—	(453)	(453)	(5)	(458)
Purchases of treasury stock	—	—	—	(32)	—	—	—	(32)	—	(32)
Stock issued under employee benefit plans and other	—	—	(3)	131	125	—	—	256	—	256
Dividends declared on common stock	—	—	—	—	—	(582)	—	(582)	—	(582)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	11	11
Balance as of December 31, 2022	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net income (loss)	—	—	—	—	—	2,656	—	2,656	7	2,663
Other comprehensive income (loss)	—	—	—	—	—	—	279	279	(3)	276
Stock issued under employee benefit plans and other	—	—	(3)	159	67	—	—	226	—	226
Dividends declared on common stock	—	—	—	—	—	(592)	—	(592)	—	(592)
Balance as of December 31, 2023	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions)	2023	2022	2021
Cash flows from operations
Net income (loss)	$2,663	$(2,421)	$1,295
Less: Income from discontinued operations, net of tax	2,732	233	262
Loss from continuing operations	(69)	(2,654)	1,033
Adjustments to reconcile net income (loss) to cash flows operations:
Depreciation and amortization	1,263	1,380	867
Pension settlement and curtailment (gains) losses	1	(12)	2
Net periodic pension and other postretirement costs	(19)	50	99
Deferred income taxes	(499)	(230)	(161)
Stock compensation	133	153	146
Losses on debt extinguishments	—	—	5
Goodwill impairments	—	2,812	—
Intangible asset impairments	77	344	—
Other long-lived asset impairments	470	9	11
Loss on product divestiture arrangement	—	54	—
Reclassification of cumulative translation loss to earnings	—	65	—
Loss on subsidiary liquidation	—	21	—
Other	77	(20)	81
Changes in balance sheet items:
Accounts receivable, net	(66)	(125)	(170)
Inventories	(114)	(367)	(27)
Prepaid expenses and other current assets	(40)	(49)	(35)
Accounts payable	107	(73)	105
Accrued expenses and other current liabilities	412	(221)	207
Other	(31)	(106)	(137)
Cash flows from operations – continuing operations	1,702	1,031	2,026
Cash flows from operations – discontinued operations	24	180	196
Cash flows from operations	1,726	1,211	2,222
Cash flows from investing activities
Capital expenditures	(692)	(620)	(691)
Acquisitions, net of cash acquired, and investments	(6)	(263)	(10,502)
Other investing activities, net	26	11	45
Cash flows from investing activities - continuing operations	(672)	(872)	(11,148)
Cash flows from investing activities - discontinued operations	3,885	(59)	(52)
Cash flows from investing activities	3,213	(931)	(11,200)
Cash flows from financing activities
Issuances of debt	—	—	11,903
Repayments of debt	(2,634)	(954)	(2,823)
Net (decreases) increases in debt with original maturities of three months or less	(299)	55	246
Cash dividends on common stock	(586)	(573)	(530)
Proceeds from stock issued under employee benefit plans	95	127	187
Purchases of treasury stock	—	(32)	(600)
Debt issuance costs	—	—	(98)
Other financing activities, net	(65)	(61)	(40)
Cash flows from financing activities	(3,489)	(1,438)	8,245
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	26	(76)	(47)
Increase (decrease) in cash, cash equivalents and restricted cash	1,476	(1,234)	(780)
Cash, cash equivalents and restricted cash at beginning of year (1)	1,722	2,956	3,736
Cash, cash equivalents and restricted cash at end of year (1)	$3,198	$1,722	$2,956
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash amounts as shown in the consolidated statement of cash flows to the amount reported in the consolidated balance sheet as of December 31, 2023, 2022, and 2021:

As of December 31 (in millions)	2023	2022	2021
Cash and cash equivalents	$3,194	$1,718	$2,951
Restricted cash included in prepaid expenses and other current assets	4	4	5
Cash, cash equivalents and restricted cash	$3,198	$1,722	$2,956
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baxter International Inc., through our subsidiaries (collectively, Baxter, we, our or us), provides a broad portfolio of essential healthcare products, including sterile intravenous (IV) solutions; infusion systems, administrative sets; parenteral nutrition therapies; surgical hemostat, sealant and adhesion prevention products; connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies; respiratory health devices; advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories; injectable pharmaceuticals; inhaled anesthesia; drug compounding; chronic and acute dialysis therapies and services, including peritoneal dialysis (PD), hemodialysis (HD), continuous renal replacement therapies (CRRT) and other organ support therapies. These products are used by hospitals, kidney dialysis centers, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices and patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. Our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom Business. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is comprised of four segments under this new operating model: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care which are described in Note 18. Our segments were changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segment presentation.

In January 2023, we announced our intention to separate our Kidney Care business into a new, publicly traded company. While we continue to evaluate all strategic options in the interest of maximizing stockholder value, we continue to progress towards our current target of July 2024 for completion of the proposed spinoff of this business.
Risks and Uncertainties
Supply Constraints and Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices) and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call and access to shipping lanes around the world, the war in Ukraine, the conflict in the Middle East (including recent attacks on merchant ships in the Red Sea), tensions between China and Taiwan and other geopolitical events. We expect to continue to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand. While we have seen improvements in the availability of certain component parts and improved pricing of certain raw materials, these challenges have not completely subsided and may continue to have a negative impact on our sales in the future.
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
Our primary customers are hospitals, healthcare distribution companies, dialysis providers and government agencies that purchase healthcare products on behalf of providers. Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. We earn revenues from acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products, smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space. For most of those offerings, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
To a lesser extent, we enter into arrangements for which revenue may be recognized over time. For example, we lease medical equipment to customers under operating lease arrangements and recognize the related revenues on a monthly basis over the lease term. Our Healthcare Systems and Technologies segment includes connected care solutions and collaboration tools that are implemented over time. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. We also earn revenue from contract manufacturing activities, which is recognized over time as the services are performed. Revenue is recognized over time when we are creating or enhancing an asset that the customer controls as the asset is created or enhanced or our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed.
As of December 31, 2023, we had $6.51 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Product and Therapies and Kidney Care segments. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 50% of this amount as revenue in 2024, 25% in 2025, 15% in 2026, 10% in 2027 and the remainder thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration, primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized in the years ended December 31, 2023, 2022 and 2021 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.

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

Shipping and Handling Costs
Shipping costs incurred to physically move product from our premises to the customer’s premises are classified as selling, general and administrative (SG&A) expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $455 million in 2023, $493 million in 2022 and $380 million in 2021 of shipping costs were classified in SG&A expenses.
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
Collaborative Arrangements
We periodically enter into collaborative arrangements in the normal course of business. These collaborative arrangements take a number of forms and structures and are designed to enhance and expedite long-term sales and profitability growth. These arrangements may provide for us to obtain commercialization rights to a product under development, and require us to make upfront payments, contingent milestone payments, profit-sharing, and/or royalty payments. We may be responsible for ongoing costs associated with the arrangements, including R&D cost reimbursements to the counterparty. See the Research and Development section of this note regarding the accounting treatment of upfront and contingent milestone payments. Any royalty and profit-sharing payments during the commercialization phase are expensed as cost of sales when they become due and payable.
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
Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is initially measured as the excess of the purchase price over the fair value (or other measurement attribute required by U.S. GAAP) of acquired assets and liabilities in a business combination. Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test.  In the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In a quantitative goodwill impairment test, the fair values of our reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant assumptions in reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. Each of those assumptions can significantly affect the fair values of our reporting units.
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
See Notes 4 and 5 for further information about impairments of goodwill and other long-lived assets recognized in the accompanying consolidated financial statements.
Investments in Debt and Equity Securities
Investments in debt securities classified as available-for-sale are measured at fair value with changes in fair value reported in other comprehensive (loss) income (OCI). Investments in marketable equity securities are classified as other non-current assets and are measured at fair value with gains and losses recognized in other (income) expense, net. We have elected to apply the measurement alternative to equity securities without readily determinable fair values. As such, our non-marketable equity securities are measured at cost, less any impairment, and are adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. Gains and losses on non-marketable equity securities are also recognized in other (income) expense, net. Noncontrolling investments in common stock or in-substance common stock are accounted for under the equity method if we have the ability to exercise significant influence over the operating and financial policies of the investee. We review our investments in debt and equity securities for impairment and adjust impaired investments to fair value through earnings, as required.
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
Foreign Currency Translation
Cumulative translation adjustments (CTA) related to foreign operations are included in OCI. For foreign operations in highly inflationary economies, translation gains and losses are included in other (income) expense, net, and were not material in 2023, 2022 and 2021.
Derivatives and Hedging Activities
Derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. We designate certain of our derivatives and foreign-currency denominated debt as hedging instruments in cash flow, fair value or net investment hedges.
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in OCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to OCI over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in cost of sales and interest expense, net, and are primarily related to forecasted intra-company sales denominated in foreign currencies and forecasted interest payments on anticipated issuances of debt, respectively.

For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets changes in fair value attributable to a particular risk, such as changes in interest rates, of the hedged item, which are also recognized in earnings.
We have designated certain of our Euro-denominated senior notes as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments on the outstanding debt balances are recorded as a component of AOCI.
For derivative instruments that are not designated as hedges, the change in fair value is recorded directly to other (income) expense, net.
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that the hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from accumulated other comprehensive income (loss) (AOCI) to earnings. If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. If we remove a net investment hedge designation, any gains or losses recognized in AOCI are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged.
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
New Accounting Standards
Recently issued accounting standards not yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for our annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. We are currently evaluating the impact of this standard on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires (1) disclosure of specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of certain disaggregated information about income taxes paid, income from continuing operations before income tax expense (benefit) and income tax expense (benefit). The standard is effective for our annual consolidated financial statements for the year ending December 31, 2025. We are currently evaluating the impact of this standard on our consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. The standard is effective for our annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.
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
In the fourth quarter of 2021, we adopted ASU 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). This ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. In accordance with this ASU we recognized contract liabilities of $142 million as part of the Hillrom acquisition in December 2021. We did not acquire contract assets or liabilities in connection with other acquisitions completed since the adoption of this ASU.
NOTE 2
DISCONTINUED OPERATIONS
On September 29, 2023, we sold our BPS business to Advent International and Warburg Pincus (collectively, the buyers). Under the terms of the related Equity Purchase agreement entered into with the buyers in May 2023, we were entitled to aggregate consideration of $4.25 billion, subject to adjustment for specified items. After giving effect to those adjustments, we received cash proceeds of $3.96 billion. We recognized a pre-tax gain on the sale of $2.88 billion ($2.59 billion net of tax), which represents the excess of (a) the $3.91 billion in net consideration received, consisting of (i) $3.96 billion in cash proceeds from the buyers, less (ii) $47 million in transaction costs, over (b) the sum of (i) the $840 million net book value of the BPS business upon the closing of the transaction and (ii) BPS's $181 million other comprehensive loss, which was reclassified to earnings.
The BPS business, which was historically reported within our former Americas segment, provided contract manufacturing and development services, which include sterile fill-finish manufacturing and support services across clinical and commercial applications, primarily serving customers in the pharmaceutical industry. BPS was historically operated through our former, wholly-owned subsidiaries Baxter Pharmaceutical Solutions LLC, a Delaware limited liability company, and Baxter Oncology GmbH, a German limited liability company (collectively, the divested entities).
We concluded that our BPS business met the criteria to be classified as held-for-sale in May 2023. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our BPS business, including its significance to our overall net income (loss) and earnings (loss) per share, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.
At closing of the transaction, Baxter Pharmaceutical Solutions LLC included a BPS manufacturing facility in Bloomington Indiana and Baxter Oncology GmbH included a manufacturing facility in Halle Germany. Previously, Baxter Oncology GmbH included an additional manufacturing site in Bielefeld Germany that was not part of the BPS business and was transferred to another Baxter entity prior to closing of the divestiture. Accordingly, amounts related to the Bielefeld site continue to be presented as continuing operations in the accompanying consolidated financial statements.
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

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Net sales	$469	$607	$638
Cost of sales	216	276	253
Gross margin	253	331	385
Selling, general and administrative expenses	45	28	22
Research and development expenses	1	3	3
Interest expense, net	(1)	—	(1)
Other (income) expense, net	1	3	—
Income from discontinued operations before gain on disposition and income taxes	207	297	361
Gain on disposition	2,882	—	—
Income tax expense	357	64	99
Income from discontinued operations, net of tax	$2,732	$233	$262
For the years ended December 31, 2023 and 2022, SG&A expenses include $17 million and $5 million, respectively, of separation-related costs incurred in connection with the sale of BPS.
The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the consolidated balance sheets as of December 31, 2022:

as of December 31 (in millions)	2022
Accounts receivable, net of allowances	$88
Inventories	39
Prepaid expenses and other current assets	59
Property, plant and equipment, net	284
Goodwill	391
Operating lease right-of-use assets	9
Other non-current assets	2
Assets of discontinued operations	$872
Accounts payable	$29
Accrued expenses and other current liabilities	32
Operating lease liabilities	9
Other non-current liabilities	111
Liabilities of discontinued operations	$181
NOTE 3

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
Hillrom
On December 13, 2021, we completed our acquisition of all outstanding equity interests of Hillrom for a purchase price of $10.48 billion. Including the assumption of Hillrom's outstanding debt obligations, the enterprise value of the transaction was approximately $12.84 billion. Under the terms of the transaction agreement, Hillrom shareholders received $156.00 in cash per each outstanding Hillrom common share.
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
In the fourth quarter of 2022, we finalized our valuation of the acquisition date assets acquired and liabilities assumed. The measurement period adjustments recorded in 2022 primarily impacted accounts receivable, property plant and equipment, other intangible assets, accrued expenses and other current liabilities and deferred income tax liabilities. Individually, the measurement period adjustments were not material and in total increased goodwill by $49 million. The measurement period adjustments did not have a significant impact on our results of operations. We allocated $804 million of the total consideration to developed technology with a weighted-average useful life of 5 years, $1.91 billion to trade names with an indefinite useful life, $62 million to trade names with a weighted-average useful life of 7 years, $3.19 billion to customer relationships with a weighted-average useful life of 15 years and $30 million to IPR&D that is considered an indefinite lived intangible asset. The fair values of the intangible assets were determined using the income approach. We used a discount rate of 8.5% to value the developed technology, trade names and customer relationships and 9.0% to value the IPR&D. We consider the fair value of the intangible assets to be Level 3 measurements due to the significant estimates and assumptions used by management in establishing the estimated fair value. We also recognized $1.33 billion of deferred income tax liabilities in connection with the acquisition.
The goodwill, which is not deductible for tax purposes, includes the value of an assembled workforce as well as the overall strategic benefits provided to our product portfolio and is included in the Healthcare Systems and Technologies segment.
See Note 5 for additional information about the impairments recognized in the second half of 2022 related to goodwill and certain intangible assets acquired in the Hillrom acquisition.
The results of operations of the acquired business have been included in our consolidated statement of income (loss) since the date the business was acquired. The Hillrom acquisition contributed $212 million of net sales and a $96 million of pretax loss for the year ended December 31, 2021. Significant drivers of the acquired business's pretax loss for 2021, which reflects the period from the December 13, 2021 acquisition date through year-end, included intangible asset amortization expense, incremental cost of sales from fair value step-ups on acquired inventory, acquisition-related expenses and interest expense on the borrowings used to finance the acquisition.
For the year ended December 31, 2023, we incurred $19 million of integration-related costs related to the Hillrom acquisition. For the year ended December 31, 2022, we incurred $93 million of integration-related costs and $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2022.

We also incurred $85 million of restructuring charges in 2022 related to our integration of Hillrom. See Note 12 for additional information about our restructuring activities. For the year ended December 31, 2021, we incurred $139 million of acquisition and integration-related costs, $48 million of bridge facility fees and other pre-acquisition financing costs and $42 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2021. See Note 6 for additional information about financing arrangements related to the Hillrom acquisition.
The following table presents the unaudited pro forma combined results of Baxter and Hillrom for the year ended December 31, 2021 as if the acquisition of Hillrom had occurred on January 1, 2020:

year ended December 31 (in millions)	2021
Net sales	$15,574
Net income attributable to Baxter stockholders	962
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
PerClot
On July 29, 2021, we acquired certain assets related to PerClot Polysaccharide Hemostatic System (PerClot), including distribution rights for the U.S. and specified territories outside of the U.S., from CryoLife, Inc. for an upfront purchase price of $25 million and the potential for additional cash consideration of up to $36 million, which had an acquisition-date fair value of $28 million, based upon regulatory and commercial milestones. PerClot is an absorbable powder hemostat indicated for use in surgical procedures, including cardiac, vascular, orthopedic, spinal, neurological, gynecological, ENT and trauma surgery as an adjunct hemostat when control of bleeding from capillary, venous, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical. PerClot is approved for distribution in the European Union and other markets and was submitted for Pre-Market Approval for distribution in the U.S. in the fourth quarter of 2021, for which approval was subsequently received in May 2023. We concluded that the acquired assets met the definition of a business and accounted for the transaction as a business combination using the acquisition method of accounting. The fair values of the potential contingent consideration payments were estimated by applying probability-weighted expected payment models and are Level 3 fair value measurements due to the significant estimates and assumptions used by management in establishing the estimated fair values.
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
The goodwill, which is deductible for tax purposes, includes the value of overall strategic benefits provided to our surgical portfolio of hemostats and sealants and is included in the Medical Products and Therapies segment.
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
Other
Total consideration transferred for other acquisitions totaled $32 million and $21 million in 2022 and 2021, respectively, and primarily resulted in the recognition of goodwill and other intangible assets. These acquisitions did not materially affect our results of operations.
Except for Hillrom, we have not presented pro forma financial information for any of the 2023, 2022 or 2021 acquisitions because their results are not material to our consolidated financial statements.
Other Business Development Activities
Zosyn
In March 2022, we entered into an agreement with a subsidiary of Pfizer Inc. to acquire the rights to Zosyn, a premixed frozen piperacillin-tazobactam product, in the U.S. and Canada. Zosyn is used for the treatment of intra-abdominal infections, nosocomial pneumonia, skin and skin structure infections, female pelvic infections and community-acquired pneumonia. Under the terms of the acquisition, we paid the acquisition price of $122 million and received specified intellectual property, including patent rights, in the first quarter of 2022 and received additional intellectual property, including the product rights to Zosyn, in the first quarter of 2023. Under the arrangement, we received profit sharing payments from sales of Zosyn until the product rights transferred to us in April 2023. The related profit sharing payments that were earned during 2023 and 2022 were not material.
The transaction has been accounted for as an asset acquisition, as substantially all of the fair value of the assets acquired under the arrangement was concentrated in the product rights that we received, which we classify as a developed technology intangible asset. Accordingly, the $122 million purchase price was primarily allocated to the developed technology intangible asset class and is being amortized over an estimated useful life of 9 years.
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

Other Asset Acquisitions
During 2021, we also entered into distribution license arrangements for multiple products that have not yet obtained regulatory approval for upfront cash payments of $3 million. The cash paid was treated as R&D expenses on our consolidated statements of income (loss). We could make additional payments of up to $32 million upon the achievement of certain development, regulatory or commercial milestones.
Other
In addition to the arrangements described above, we have entered into several other collaborative arrangements. We could make additional payments of up to $19 million upon the achievement of certain development and regulatory milestones, in addition to future payments related to contingent commercialization milestones, profit-sharing and royalties.
NOTE 4

SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of changes in our allowance for doubtful accounts for the years ended December 31, 2023 and 2022.

years ended December 31 (in millions)	2023	2022	2021
Balance at beginning of period	$114	$122	$125
Acquisition	—	—	13
Charged to costs and expenses	16	7	(2)
Write-offs	(9)	(7)	(5)
Currency translation adjustments	8	(8)	(9)
Balance at end of period	$129	$114	$122
Inventories

as of December 31 (in millions)	2023	2022
Raw materials	$731	$698
Work in process	285	294
Finished goods	1,808	1,687
Inventories	$2,824	$2,679
Prepaid Expenses and Other Current Assets

as of December 31 (in millions)	2023	2022
Prepaid value added taxes	$190	$188
Prepaid income taxes	211	185
Contract assets	53	52
Assets held for sale	—	50
Derivative assets	51	14
Other	387	368
Prepaid expenses and other current assets	$892	$857
In September 2022, we entered into a purchase agreement with a buyer to sell our corporate headquarters in Deerfield, Illinois for $52 million, which approximated its net book value. The related assets were classified as held for sale at that time and were presented within prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2022. During 2023, the purchase agreement was terminated and the property was taken off the market. We currently intend to continue using the property as our corporate headquarters for the foreseeable future and the related assets, which became classified as assets held for use upon termination of the purchase agreement, are presented within property, plant and equipment, net in the accompanying consolidated balance sheet as of December 31, 2023.
Property, Plant and Equipment, Net

as of December 31 (in millions)	2023	2022
Land and land improvements	$149	$137
Buildings and leasehold improvements	1,791	1,757
Machinery and equipment	6,693	6,364
Equipment on lease with customers	1,640	1,613
Construction in progress	950	909
Total property, plant and equipment, at cost	11,223	10,780
Accumulated depreciation	(6,790)	(6,085)
Property, plant and equipment, net	$4,433	$4,695
Depreciation expense was $611 million in 2023, $627 million in 2022 and $592 million in 2021.
Impairments of Property, Plant and Equipment and Certain Other Long-Lived Assets
We review the carrying amounts of long-lived assets used in operations for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability of long-lived assets other than goodwill and intangible assets not subject to amortization, we group assets and liabilities at the lowest level such that the identified cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. If the carrying amount of an asset group is greater than the related estimated undiscounted future cash flows, the carrying value is not considered recoverable. In that case, an impairment charge is recorded if, and to the extent that, the amount by which the asset group's carrying amount exceeds its fair value. However, the portion of an impairment loss allocated to an individual long-lived asset within an asset group cannot reduce the carrying amount of that asset below its fair value if its fair value is determinable without undue cost and effort.
Impairment of Opelika, Alabama Manufacturing Facility
Our manufacturing facility in Opelika, Alabama was one of three Baxter manufacturing facilities that produced dialyzers used in hemodialysis (HD) treatments. The competitive environment has increased the global supply of those products and, in connection with our initiatives to streamline our manufacturing footprint and improve our profitability, we made the decision in the second quarter of 2023 to cease production of dialyzers at the Opelika facility near the end of 2023.
As a result of our decision to cease dialyzer production at this manufacturing facility, we performed a trigger-based recoverability assessment of its long-lived assets, which consist of a building and manufacturing equipment, including specialized equipment used in the production of dialyzers. The carrying amount of that asset group exceeded the estimated undiscounted cash flows expected to be generated, and we recognized an impairment charge of $243 million, classified within cost of sales in the accompanying consolidated statements of income (loss), during the second quarter of 2023 to reduce the carrying amounts to their estimated fair values.
The fair values of the building and manufacturing equipment tested for impairment during the second quarter of 2023 were determined based on transaction prices of comparable assets. Significant assumptions used in the determination of the fair values included the identification of representative comparable assets. Our long-lived asset fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.

Other Impairments of Long-Lived Assets Related to HD Business
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Our segments were changed during the third quarter of 2023 to align with our new operating model. See further discussion in Note 18, Segment Information. In connection with that segment change, we identified new reporting units for impairment testing purposes and performed fair value measurements of our reporting units to reallocate goodwill to the new reporting units based on their relative fair values and to assess those reporting units for impairment. We identified our HD business within our Kidney Care segment as one of the new reporting units at that time. Based on the estimated fair value of our HD business, we allocated no goodwill to it, and we determined that a triggering event was present to review the carrying amounts of long-lived assets within the HD business, which include four manufacturing facilities that primarily manufacture HD products, HD equipment leased to customers under operating leases and developed technology intangible assets, for potential impairment. In connection with that evaluation, we determined that the carrying amount of the asset group represented by our HD business, which is the lowest level for which identifiable cash flows are largely independent of other assets and liabilities, exceeded its forecasted undiscounted cash flows. We then measured the excess of the carrying amount of that asset group over its fair value and allocated the resulting impairment to its long-lived assets, limiting the impairments of individual assets within the group to amounts that would not result in their carrying amounts being written down below their fair values. As a result, we recognized $267 million of long-lived asset impairment charges, comprised of (i) a $190 million impairment charge related to certain manufacturing equipment, operating lease right-of-use assets and HD equipment leased to customers and (ii) a $77 million impairment charge related to developed technology intangible assets. The impairments are classified within cost of sales in the accompanying consolidated statement of income (loss) for the year ended December 31, 2023.
The fair value of the HD asset group was based on a discounted cash flow model (an income approach). Significant assumptions used in the determination of its fair value include forecasted cash flows, discount rates and terminal growth rates. The discounted cash flow model used to determine the fair value of the HD asset group during the third quarter 2023 reflected our most recent cash flow projections, a discount rate of 8% and a terminal growth rate of 1.5%. We also measured the fair values of individual assets within that asset group to ensure that the allocation of the asset group’s impairment to the long-lived assets within that group would not reduce the carrying amount of any individual asset below its fair value. The fair values of the buildings within that asset group were determined based on a cost approach. Significant assumptions used in the determination of those fair values included replacement costs of assets with a similar age and condition. The fair values of manufacturing equipment and HD equipment leased to customers within that group were determined based on transaction prices of comparable assets. Significant assumptions used in the determination of those fair values included the identification of representative comparable assets. The fair value of the right-of-use asset within that group was determined based on market rents and discount rates. Our long-lived asset fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
Other Non-Current Assets

as of December 31 (in millions)	2023	2022
Deferred tax assets	$384	$280
Non-current receivables, net	67	89
Contract assets	113	122
Capitalized implementation costs in hosting arrangements	121	119
Pension and other postretirement benefits	129	123
Investments	194	247
Other	118	129
Other non-current assets	$1,126	$1,109

Accrued Expenses and Other Current Liabilities

as of December 31 (in millions)	2023	2022
Common stock dividends payable	$147	$146
Employee compensation and withholdings	636	409
Property, payroll and certain other taxes	147	161
Contract liabilities	148	154
Restructuring liabilities	110	100
Accrued rebates	263	257
Operating lease liabilities	128	120
Income taxes payable	268	91
Pension and other postretirement benefits	49	48
Contingent payments related to acquisitions	3	34
Other	695	650
Accrued expenses and other current liabilities	$2,594	$2,170
Other Non-Current Liabilities

as of December 31 (in millions)	2023	2022
Pension and other postretirement benefits	$919	$846
Deferred tax liabilities	447	661
Long-term tax liabilities	125	64
Contingent payments related to acquisitions	11	50
Contract liabilities	46	40
Litigation and environmental reserves	22	20
Restructuring liabilities	18	7
Other	149	160
Other non-current liabilities	$1,737	$1,848
Interest Expense, net

years ended December 31 (in millions)	2023	2022	2021
Interest costs	$527	$426	$217
Interest costs capitalized	(15)	(11)	(10)
Interest expense	512	415	207
Interest income	(70)	(20)	(14)
Interest expense, net	$442	$395	$193
Other (Income) Expense, net

years ended December 31 (in millions)	2023	2022	2021
Foreign exchange (gains) losses, net	$52	$1	$17
Change in fair value of marketable equity securities	(7)	(8)	7
Loss on debt extinguishment	—	—	5
Pension settlement and curtailment (gains) losses	1	(12)	2
Pension and other postretirement benefit (gains) losses	(42)	(26)	8
Reclassification of cumulative translation loss to earnings	—	65	—
Non-marketable investment impairments	52	—	—
Other, net	(5)	(8)	2
Other (income) expense, net	$51	$12	$41

Following the wind down of our operations in Argentina, we determined that the net assets of the related entities were substantially liquidated during the third quarter of 2022. As a result of that determination, we reclassified their $65 million cumulative translation loss from accumulated other comprehensive income (loss) to other (income) expense, net.
Supplemental Cash Flow Information
Non-Cash Investing Activities
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of December 31, 2023, 2022 and 2021 was $80 million, $91 million and $79 million, respectively.
Other Supplemental Information

year ended December 31 (in millions)	2023	2022	2021
Interest paid, net of portion capitalized	$484	$355	$145
Income taxes paid	$262	$273	$182
NOTE 5

GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Medical Products and Therapies	Healthcare Systems and Technologies[1]	Pharmaceuticals	Kidney Care	Total
December 31, 2021	$2,099	$309	$224	$—	$6,786	$—	$—	$9,418
Impairments	—	—	—	—	(2,812)	—	—	(2,812)
Measurement period adjustments	—	—	—	—	49	—	—	49
Currency translation	(134)	(20)	(14)	—	(35)	—	—	(203)
December 31, 2022	$1,965	$289	$210	$—	$3,988	$—	$—	$6,452
Currency translation and other	(27)	(4)	(3)	46	1	21	28	62
Reallocation of goodwill	(1,938)	(285)	(207)	1,195	—	542	693	—
December 31, 2023	$—	$—	$—	$1,241	$3,989	$563	$721	$6,514
1Prior to the third quarter of 2023, our Healthcare Systems and Technologies segment was referred to as our Hillrom segment.
Change in Reportable Segments
As discussed in Note 18, Segment Information, our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Our segments were changed during the third quarter of 2023 to align with our new operating model. Under this new operating model, our business is comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care. As a result of this segment change, we reallocated the goodwill from our previous Americas, EMEA and APAC segments to the reporting units within our new Medical Products and Therapies, Pharmaceuticals and Kidney Care segments based on the relative fair values of those reporting units. We performed goodwill impairment assessments both before and after the reporting unit change and we did not identify any goodwill impairments.
In connection with our November 1, 2023 annual goodwill impairment tests, we determined that no goodwill impairments had occurred. The fair values of the Front Line Care reporting unit within our Healthcare Systems and Technologies segment and the Chronic Therapies reporting unit within our Kidney Care segment exceeded their carrying values by approximately 5% and 6%, respectively. We are continuing to closely monitor the performance of those reporting units, and if there is a significant adverse change in our outlook for those businesses in the future, a goodwill impairment could arise at that time. As of December 31, 2023, the carrying amounts of goodwill for our Front Line Care and Chronic Therapies reporting units were $2.42 billion and $444 million, respectively.
Goodwill Impairments
As described in Note 3, we acquired Hillrom on December 13, 2021 and recognized $6.83 billion of goodwill and $6.03 billion of other intangible assets, including $1.91 billion of indefinite-lived intangible assets, in connection with that acquisition. During the third quarter of 2022, we performed trigger-based impairment tests of the goodwill of each of the reporting units within our Hillrom segment (currently referred to as our Healthcare Systems and Technologies segment), as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our Hillrom reporting units, driven primarily by shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Those impairment tests resulted in total pre-tax goodwill impairment charges of $2.79 billion in the third quarter of 2022. In connection with our annual goodwill impairment assessment in the fourth quarter of 2022, we performed quantitative impairment tests for all of our reporting units and recorded an additional $27 million goodwill impairment related to our Hillrom segment. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their carrying amounts.

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
Other Intangible Assets, Net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade Names	Other amortized intangible assets	Trade Names	In process Research and Development	Total
December 31, 2023
Gross other intangible assets	$3,446	$3,823	$1,106	$120	$680	$157	$9,332
Accumulated amortization	(689)	(2,285)	(180)	(99)	—	—	(3,253)
Other intangible assets, net	$2,757	$1,538	$926	$21	$680	$157	$6,079
December 31, 2022
Gross other intangible assets	$3,442	$3,836	$209	$116	$1,571	$202	$9,376
Accumulated amortization	(460)	(1,888)	(147)	(88)	—	—	$(2,583)
Other intangible assets, net	$2,982	$1,948	$62	$28	$1,571	$202	$6,793
Intangible asset amortization expense was $652 million in 2023, $753 million in 2022 and $298 million in 2021. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2023 is $665 million in 2024, $632 million in 2025, $602 million in 2026, $437 million in 2027 and $427 million in 2028.

As a result of an update to our long-term branding strategy, we reclassified two trade name intangible assets with carrying amounts of $870 million and $21 million from indefinite-lived intangible assets to amortizing intangible assets during the fourth quarter of 2023. The estimated useful lives assigned to those assets were 15 years and 5 years, respectively, and we recognized $10 million of amortization expense on those intangible assets from the date of reclassification through December 31, 2023.
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
See Note 4, Supplemental Financial Information, for information about the impairment of this intangible asset, impairments of other long-lived assets related to our HD business and related fair value measurements.
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
In the fourth quarter of 2022, we recognized an impairment charge of $12 million related to developed-technology intangible assets due to declines in market expectations for the related products. The fair values of the intangible assets were measured using a discounted cash flow approach and the charge is classified within cost of sales in the accompanying consolidated statements of income (loss) for the year ended December 31, 2022. We consider the fair values of the assets to be Level 3 measurements due to the significant estimates and assumptions, including forecasted future cash flows, that we used in establishing the estimated fair values.

NOTE 6

DEBT AND CREDIT FACILITIES
Debt Outstanding
At December 31, 2023 and 2022, we had the following debt outstanding:

as of December 31 (in millions)	Effective interest rate in 2023¹	2023[1]	2022[1]
Commercial paper	—%	$—	$299
0.868% notes due 2023	—%	—	799
Floating-rate notes due 2023	—%	—	299
0.4% notes due 2024	0.3%	828	799
1.322% notes due 2024	1.5%	1,398	1,395
7.0% notes due 2024	7.0%	13	13
Floating-rate notes due 2024	5.7%	300	299
Term loan maturing 2024	6.9%	130	1,664
1.3% notes due 2025	1.1%	662	640
2.6% notes due 2026	2.7%	748	748
Term loan maturing 2026	6.5%	1,643	1,643
7.65% debentures due 2027	8.3%	5	5
1.915% notes due 2027	2.0%	1,445	1,443
6.625% debentures due 2028	5.7%	95	96
2.272% notes due 2028	2.4%	1,244	1,242
1.3% notes due 2029	1.4%	828	792
3.95% notes due 2030	4.1%	496	496
1.73% notes due 2031	2.7%	646	645
2.539% notes due 2032	2.6%	1,540	1,538
6.25% notes due 2037	6.4%	265	265
3.65% notes due 2042	3.8%	6	7
4.5% notes due 2043	4.6%	256	256
3.5% notes due 2046	3.7%	440	441
3.132% notes due 2051	3.2%	741	742
Finance leases and other	9.1%	69	70
Total debt and finance lease obligations		13,798	16,636
Short-term debt		—	(299)
Current maturities of long-term debt and finance lease obligations		(2,668)	(1,105)
Long-term debt and finance lease obligations		$11,130	$15,232
1Book values include any discounts, premiums and adjustments related to hedging instruments and effective interest rates reflect amortization of those items.
Significant Debt Activity

In 2023, we repaid our $800 million 0.868% notes due 2023, our $300 million floating rate notes due 2023 and $1.54 billion under our $2.00 billion three-year term loan facility maturing in 2024.

In 2022, we repaid our $203 million 2.4% notes due 2022, $335 million under our $2.00 billion three-year term loan facility maturing in 2024 and $355 million under our $2.00 billion five-year term loan facility maturing in 2026.

The losses from our early extinguishments of debt in 2023 and 2022 were not significant.

Credit Facilities
As of December 31, 2023, we had a U.S. Dollar-denominated term loan credit facility, which had two tranches of term loans outstanding, a U.S. Dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility.
Borrowings under the term loan credit facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin plus a credit spread adjustment or a “base rate” plus an applicable margin. The term loan credit facility contains various covenants, including a maximum net leverage ratio. We have the option to prepay outstanding amounts under the term loan credit facility in whole or in part at any time.
Our U.S. Dollar-denominated revolving credit facility has a capacity of $2.50 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Fees under the credit facilities are 0.125% annually as of December 31, 2023 and 2022, and are based on our credit ratings and the total capacity of the facility. There were no borrowings outstanding under the revolving credit facilities as of December 31, 2023 and 2022. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Each of the revolving credit facilities matures in 2026. The revolving credit facilities enable us to borrow funds on an unsecured basis at variable interest rates and contain various covenants, including a maximum net leverage ratio. In the first quarter of 2023, we amended the credit agreements governing our U.S. Dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the four fiscal quarters ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023. In the third quarter of 2022, we previously amended the credit agreements governing our term loan facility and our U.S. Dollar-denominated revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to delay the commencement of our net leverage ratio covenant step-down schedule until June 30, 2024. We also amended the credit agreements governing our term loan facility and our U.S. Dollar-denominated revolving credit facility to transition the benchmark rate from LIBOR to the Secured Overnight Financing Rate (SOFR). Based on our covenant calculations as of December 31, 2023 we have capacity to draw on the full amounts under our revolving credit facilities.
We also maintain other credit arrangements, which totaled approximately $238 million and $230 million as of December 31, 2023 and 2022, respectively. There were no amounts outstanding under these arrangements as of December 31, 2023 and 2022.
As of December 31, 2023, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Commercial Paper
There was no commercial paper outstanding as of December 31, 2023. As of December 31, 2022, we had $299 million of commercial paper outstanding with a weighted-average interest rate of 4.75% and an original weighted-average term of 32 days.

Future Debt and Finance Lease Maturities

as of and for the years ended December 31 (in millions)	Debt maturities
2024	$2,677
2025	668
2026	2,401
2027	1,460
2028	1,347
Thereafter	5,302
Total debt and finance lease maturities	13,855
Discounts, premiums, and adjustments relating to hedging instruments	(57)
Total debt and finance lease obligations	$13,798
NOTE 7

LEASES
Lessee Activity
We have entered into operating and finance leases primarily for office, manufacturing, warehouse and R&D facilities, vehicles and equipment. Our leases have remaining terms from 1 to 39 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from 1 to 12 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.
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
The components of lease cost for the years ended December 31, 2023, 2022 and 2021 were:

(in millions)	2023	2022	2021
Operating lease cost	$127	$124	$112
Finance lease cost
Amortization of right-of-use assets	6	6	6
Interest on lease liabilities	5	5	5
Variable lease cost	63	62	52
Lease cost	$201	$197	$175

The following table contains supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$154	$141	$123
Operating cash flows from finance leases	5	5	5
Financing cash flows from finance leases	4	4	4

Right-of-use operating lease assets obtained in exchange for lease obligations	90	73	71
Right-of-use finance lease assets obtained in exchange for lease obligations	15	3	4
Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 include:

(in millions)	2023	2022
Operating leases
Operating lease right-of-use assets	$524	$541

Accrued expenses and other current liabilities	$128	$120
Operating lease liabilities	438	447
Total operating lease liabilities	$566	$567

Finance leases
Property, plant and equipment, at cost	$91	$82
Accumulated depreciation	(39)	(34)
Property, plant and equipment, net	$52	$48

Current maturities of long-term debt and finance lease obligations	$3	$2
Long-term debt and finance lease obligations	66	62
Total finance lease liabilities	$69	$64

Lease term and discount rates as of December 31, 2023 and 2022 were:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	10	11
Weighted-average discount rate
Operating leases	3.0%	2.7%
Finance leases	9.1%	9.5%
Maturities of operating and finance lease liabilities as of December 31, 2023 were:

(in millions)	Finance Leases	Operating Leases
2024	$11	$143
2025	11	115
2026	11	94
2027	10	76
2028	10	55
Thereafter	63	139
Total minimum lease payments	116	622
Less: imputed interest	(47)	(56)
Present value of lease liabilities	$69	$566
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
The components of lease revenue for the years ended December 31, 2023, 2022 and 2021 were:

(in millions)	2023	2022	2021
Sales-type lease revenue	$10	$15	$27
Operating lease revenue	518	513	135
Variable lease revenue	53	54	79
Total lease revenue	$581	$582	$241
The components of our net investment in sales-type leases as of December 31, 2023 and 2022 were:

(in millions)	2023	2022
Minimum lease payments	$71	$87
Unguaranteed residual values	—	1
Net investment in leases	$71	$88

Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets as of December 31, 2023 and 2022:

(in millions)	2023	2022
Accounts receivable, net	$31	$35
Other non-current assets	40	53
Total	$71	$88
Our net investment in sales-type leases was $71 million as of December 31, 2023, of which $14 million originated in 2019 and prior, $17 million in 2020, $17 million in 2021, $13 million in 2022 and $10 million in 2023.
Maturities of sales-type and operating leases as of December 31, 2023 were:

(in millions)	Sales-type Leases[1]	Operating Leases
2024	$34	$80
2025	18	75
2026	9	55
2027	4	39
2028	3	11
Thereafter	3	—
Total minimum lease payments	$71	$260
1 Unamortized imputed interest on minimum lease payments was less than $1 million as of December 31, 2023.
In the third quarter of 2023, we recognized $267 million of long-lived asset impairments related to our HD business, which included impairments of $14 million of operating lease right-of-use assets and $58 million of equipment leased to customers. See Note 4 for additional information.
NOTE 8

COMMITMENTS AND CONTINGENCIES
Refer to Note 3 for information regarding contingent payments associated with collaborative and other arrangements.
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
Legal Contingencies
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2023 and 2022, our total recorded reserves with respect to legal and environmental matters were $31 million and $28 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of December 31, 2023 and 2022, our environmental reserves, which are measured on an undiscounted basis, were $15 million and $19 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
In November 2019, we and certain of our officers were named in a class action complaint alleging that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to certain intra-company transactions undertaken for the purpose of generating foreign exchange gains or avoiding foreign exchange losses, as well as our internal controls over financial reporting. The parties reached an agreement to settle the case for $16 million, which became effective on September 13, 2021 and was paid in 2021. We also cooperated with the staff of the SEC in connection with its investigation into those matters and, on February 18, 2022, we reached a settlement with the SEC. Without admitting or denying the findings in the administrative order issued by the SEC, we agreed to pay a civil penalty of $18 million and to cease and desist from violations of specified provisions of the federal securities laws and related rules. In the order, the SEC acknowledged Baxter’s cooperation and we paid the penalty in the first quarter of 2022.
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. On December 16, 2022, we filed a motion to dismiss and for a more definite statement. In response, Plaintiffs filed a First Amended Complaint on January 6, 2023. We answered the First Amended Complaint on January 27, 2023. The parties reached agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023. In December 2023, five lawsuits were filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including us at our manufacturing facility in Round Lake, Illinois to sterilize certain of our products. The plaintiffs seek damages in an unspecified amount.
We acquired Hillrom on December 13, 2021. In July 2021, Hill-Rom, Inc., a wholly-owned subsidiary of Hillrom, received a subpoena from the United States Office of Inspector General for the Department of Health and Human Services (the DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. The subpoena was related to a lawsuit brought under the qui tam provisions of False Claims Act. The allegations included in the unsealed complaint relate to conduct prior to our acquisition of Hillrom, and the division involved is no longer operational. Hillrom voluntarily began a related internal review and Hillrom and Baxter cooperated fully with the DHHS and the Department of Justice (DOJ) with respect to this matter. In January 2024, the parties reached agreement to settle the allegations. We paid the settlement amounts, which were not material to our financial results, in January 2024. A stipulated request for dismissal has been filed and is pending before the court. In October 2022, the DOJ issued a separate Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Baxter is cooperating fully with the DOJ in responding to the CID. The DHHS and DOJ often issue these types of requests when investigating alleged violations of the False Claims Act.
On December 28, 2021, Linet Americas, Inc. (Linet) filed a complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Northern District of Illinois, captioned Linet Americas, Inc. v. Hill-Rom Holdings, Inc.; Hill-Rom Company, Inc.; Hill-Rom Services, Inc. Linet alleges that Hillrom violated Sections 1, 2 and 3 of The Sherman Antitrust Act of 1890 and the Illinois Antitrust Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. Hillrom filed an answer to the complaint on January 28, 2022 and filed a motion challenging certain aspects of plaintiff's case on May 27, 2022, which was denied on January 17, 2024, subject to further discovery.
In July 2023, we and certain of our officers were named in a class action complaint captioned Grover J. Kelley et al. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, who allegedly purchased securities during the specified class period, filed this putative class action on behalf of himself and shareholders who acquired Baxter securities on the public market between May 25, 2022, and February 8, 2023. The plaintiff alleged that we and certain officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to supply chain and financial guidance. The Court appointed Kelley as lead plaintiff on September 20, 2023. This matter was voluntarily dismissed on December 3, 2023.
NOTE 9

STOCKHOLDERS' EQUITY
Stock-Based Compensation
Our stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under our employee stock purchase plan. Shares issued relating to our stock-based plans are generally issued out of treasury stock.
As of December 31, 2023, approximately 20 million authorized shares are available for future awards under our stock-based compensation plans.
Stock Compensation Expense
Stock compensation expense was $133 million, $153 million and $146 million in 2023, 2022 and 2021, respectively. The related tax benefit recognized was $14 million in 2023, $34 million in 2022 and $36 million in 2021. Included in the benefit in 2023 was tax expense for stock-based compensation shortfalls of $11 million. Included in the benefit in 2022 and 2021 were realized excess tax benefits for stock-based compensation of, $5 million and $13 million, respectively.
Approximately 70% of stock compensation expense is classified in SG&A expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2023 and 2022 were not material.
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
The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2023	2022	2021
Expected volatility	27%	24%	24%
Expected life (in years)	6.0	5.5	5.5
Risk-free interest rate	4.2%	1.8%	0.8%
Dividend yield	3.0%	1.3%	1.3%
Fair value per stock option	$9	$18	$16
The following table summarizes stock option activity for the year ended December 31, 2023 and the outstanding stock options as of December 31, 2023.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	19,641	$63.51
Granted	4,361	$39.03
Exercised	(1,204)	$38.13
Forfeited	(1,232)	$57.33
Expired	(2,099)	$69.36
Outstanding as of December 31, 2023	19,467	$59.35	5.29	$3,688
Vested or expected to vest as of December 31, 2023	18,994	$59.69	5.20	$3,635
Exercisable as of December 31, 2023	13,987	$61.93	4.02	$3,458
The aggregate intrinsic value in the table above represents the difference between the exercise price and our closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2023, 2022 and 2021 was $5 million, $38 million and $78 million, respectively.
As of December 31, 2023, $35 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

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
The following table summarizes nonvested RSU activity for the year ended December 31, 2023.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2023	1,912	$79.51
Granted	3,443	$39.21
Vested	(752)	$76.02
Forfeited	(597)	$51.13
Nonvested RSUs as of December 31, 2023	4,006	$49.77
As of December 31, 2023, $121 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.9 years. The weighted-average grant-date fair value of RSUs granted in 2023, 2022 and 2021 was $39.21, $81.53 and $79.30, respectively. The fair value of RSUs vested in 2023, 2022 and 2021 was $30 million, $76 million and $47 million, respectively.
PSUs
Our annual equity awards stock compensation program for senior management includes the issuance of PSUs. PSUs awarded after 2019 were based on our compound annual sales growth rate (CAGR) performance, our adjusted return on invested capital (ROIC) performance and on our stock performance relative to our peer group. PSUs awarded between 2018 and 2019 were based on adjusted operating margin as well as stock performance relative to our peer group. The vesting condition for CAGR and ROIC PSUs is set at the beginning of the 3-year service period while the vesting condition for adjusted operating margin is set at the beginning of each year for each tranche of the award during the 3-year service period. Compensation cost for the CAGR, adjusted ROIC and adjusted operating margin PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each award are established and the fair value of the awards is determined based on the quoted price of our stock on the grant date of the award. The compensation cost for CAGR, adjusted ROIC and adjusted operating margin PSUs is adjusted at each reporting date to reflect the estimated vesting outcome.
The fair value for PSUs based on our stock performance relative to our peer group is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2023	2022	2021
Baxter volatility	27%	27%	28%
Peer group volatility	23%-54%	24%-54%	26%-81%
Correlation of returns	0.23-0.48	0.21-0.61	0.05-0.65
Risk-free interest rate	4.6%	1.6%	0.3%
Fair value per PSU	$30	$102	$86

The following table summarizes nonvested PSU activity for the year ended December 31, 2023.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2023	698	$85.00
Granted	451	$29.57
Vested	(80)	$76.25
Forfeited	(340)	$73.52
Nonvested PSUs as of December 31, 2023	729	$57.03
Unrecognized compensation cost related to all unvested PSUs of $17 million at December 31, 2023 is expected to be recognized as expense over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
Nearly all employees are eligible to participate in our employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.
As of December 31, 2023, approximately 9 million shares of common stock were available for issuance to eligible participants.
During 2023, 2022, and 2021, we issued approximately 1.4 million, 0.9 million and 0.7 million shares, respectively, under the employee stock purchase plan.
Cash Dividends
Total cash dividends declared per share for 2023, 2022, and 2021 were $1.16, $1.15 and $1.085, respectively.
A quarterly dividend of $0.29 per share ($1.16 on an annualized basis) was declared in February, May and July of 2023 and was paid in April, July and October of 2023, respectively. Our Board of Directors declared a quarterly dividend of $0.29 per share in November of 2023, which was paid in January of 2024.
Stock Repurchase Programs
As authorized by the Board of Directors, we repurchase our stock depending on our cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in 2023. We repurchased 0.5 million shares under this authority pursuant to a Rule 10b5-1 plan for $32 million in cash in 2022 and 7.3 million shares under this authority pursuant to Rule 10b5-1 plans for $600 million in cash in 2021. We had $1.30 billion of purchase authority available as of December 31, 2023.
Other
In addition to common stock, our authorized capital structure includes 100 million shares of preferred stock, no par value. As of December 31, 2023 and 2022, no shares of preferred stock were outstanding.
NOTE 10

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income (loss), CTA, certain gains and losses from pension and other postretirement employee benefit (OPEB) plans, certain gains and losses from hedging activities and unrealized gains and losses on available-for-sale debt securities.

The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2023 and 2022.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	216	(106)	5	—	115
Amounts reclassified from AOCI (a)	185	(15)	(6)	—	164
Net other comprehensive income (loss)	401	(121)	(1)	—	279
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(544)	(9)	22	3	(528)
Amounts reclassified from AOCI (a)	65	25	(15)	—	75
Net other comprehensive income (loss)	(479)	16	7	3	(453)
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
(a)    See table below for details about these reclassifications.

The following table is a summary of the amounts reclassified from AOCI to net income (loss) during the years ended December 31, 2023 and 2022.

	Amounts reclassified from AOCI (a)
(in millions)	2023	2022	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings	$—	$(65)	Other (income) expense, net
Reclassification of cumulative translation loss to earnings from BPS divestiture	(185)	—	Income from discontinued operations, net of tax
	(185)	(65)
Less: Tax effect	—	—	Income tax expense (benefit)
	$(185)	$(65)
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$18	$(30)	Other (income) expense, net
Settlement charges	(2)	(1)	Other (income) expense, net
Pension settlement from BPS divestiture	4	—	Income from discontinued operations, net of tax
	20	(31)	Total before tax
Less: Tax effect	(5)	6	Income tax expense (benefit)
	$15	$(25)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$16	$26	Cost of sales
Interest rate contracts	(6)	(6)	Interest expense, net
Fair value hedges	(3)	—	Other (income) expense, net
	7	20	Total before tax
Less: Tax effect	(1)	(5)	Income tax expense (benefit)
	$6	$15	Net of tax
Total reclassifications for the period	$(164)	$(75)	Total net of tax
(a)Amounts in parentheses indicate reductions to net income.
Refer to Note 4 for additional information regarding the reclassification of a cumulative translation loss to earnings, Note 13 for additional information regarding the amortization of pension and OPEB items and Note 16 for additional information regarding hedging activity.
NOTE 11

REVENUES
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Net trade accounts receivable was $2.43 billion and $2.34 billion as of December 31, 2023 and 2022.
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
The following table summarizes our contract assets:

as of December 31 (in millions)	2023	2022
Contract manufacturing services	$5	$10
Software sales	44	43
Bundled equipment and consumable medical products contracts	117	121
Contract assets	$166	$174
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
The following table summarizes contract liability activity for the years ended December 31, 2023 and 2022. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

year ended December 31 (in millions)	2023	2022
Balance at beginning of period	$194	$196
New revenue deferrals	623	665
Revenue recognized upon satisfaction of performance obligations	(625)	(661)
Currency translation	2	(6)
Balance at end of period	$194	$194
In 2023 and 2022, $127 million and $115 million of revenue was recognized that was included in contract liabilities as of December 31, 2022 and 2021, respectively. In 2021, $17 million of revenue was recognized that was included in contract liabilities as of December 31, 2020.
The following table summarizes the classification of contract assets and contract liabilities as reported in the consolidated balance sheet:

as of December 31 (in millions)	2023	2022
Prepaid expenses and other current assets	$53	$52
Other non-current assets	113	122
Contract assets	$166	$174

Accrued expenses and other current liabilities	$148	$154
Other non-current liabilities	46	40
Contract liabilities	$194	$194
Disaggregation of Net Sales
Refer to Note 18 for additional information on our net sales including the disaggregation of net sales within each of our segments and net sales by geographic location.

NOTE 12

BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management and centralizing and streamlining certain support functions. We currently expect to incur additional pre-tax cash costs, primarily related to the implementation of business optimization programs, of approximately $50 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies expected to arise as a result of the proposed spinoff of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. For segment reporting, business optimization charges are unallocated expenses.
We recorded the following charges related to business optimization programs in 2023, 2022, and 2021:

years ended December 31 (in millions)	2023	2022	2021
Restructuring charges	$478	$163	$91
Costs to implement business optimization programs[1]	56	62	23
Total business optimization charges	$534	$225	$114
1 Costs to implement business optimization programs for the years ended December 31, 2023, 2022 and 2021, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were primarily included within cost of sales and SG&A expenses.
The costs of restructuring actions consisted primarily of employee termination costs, contract termination costs and asset impairments. During the years ended December 31, 2023, 2022 and 2021, we recorded the following restructuring charges:

	2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$47	$115	$12	$174
Contract termination and other costs	6	2	—	8
Asset impairments	289	7	—	296
Total restructuring charges	$342	$124	$12	$478
	2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$24	$102	$3	$129
Contract termination and other costs	—	22	—	22
Asset impairments	2	10	—	12
Total restructuring charges	$26	$134	$3	$163
	2021
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$37	$35	$1	$73
Contract termination and other costs	—	2	—	2
Asset impairments	16	—	—	16
Total restructuring charges	$53	$37	$1	$91
For the year ended December 31, 2023, $111 million of the restructuring charges reflected above, consisting of employee termination costs, were related to the implementation of our previously announced new operating model intended to simplify and streamline our operations. For the year ended December 31, 2023, $267 million of the restructuring charges reflected in the table above, consisting of $243 million of long-lived asset impairment charges, $14 million of other asset write-downs related to inventory and spare parts and $10 million of employee termination costs, were related to our decision to cease production at one of our dialyzer manufacturing facilities in connection with our initiatives to streamline our manufacturing footprint and improve our profitability. See Note 4 for additional information.

For the year ended December 31, 2022, $85 million of the restructuring charges reflected in the table above were related to integration activities for the Hillrom acquisition, consisting of $55 million of employee termination costs, $22 million of contract terminations and other costs and $8 million of asset impairments.
For the year ended December 31, 2021, $37 million and $12 million, respectively, of restructuring charges reflected in the table above, consisting of employee termination costs, were related to global programs to simplify and streamline our supply chain and finance functions.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2020	$113
Assumed in acquisition	6
Charges	94
Payments	(78)
Reserve adjustments	(19)
Currency translation	(7)
Liability balance as of December 31, 2021	109
Charges	172
Payments	(145)
Reserve adjustments	(21)
Currency translation	(8)
Liability balance as of December 31, 2022	107
Charges	212
Payments	(151)
Reserve adjustments	(30)
Currency translation	(10)
Liability balance as of December 31, 2023	$128
Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.
Substantially all of our restructuring liabilities as of December 31, 2023 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2024.
NOTE 13

PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
We sponsor a number of qualified and nonqualified pension plans for eligible employees. We also sponsor certain unfunded contributory healthcare and life insurance benefits for substantially all domestic retired employees. Newly hired employees in the United States and Puerto Rico are not eligible to participate in the pension plans but receive a higher level of company contributions in our defined contribution plans.

Reconciliation of Pension and Other Postretirement Benefit Plan Obligations, Assets and Funded Status
The benefit plan information in the table below pertains to all of our pension and OPEB plans, both in the United States and in other countries.

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2023	2022	2023	2022
Benefit obligations
Beginning of period	$3,112	$4,390	$160	$211
Service cost	23	75	—	1
Interest cost	155	97	8	4
Participant contributions	4	4	—	—
Actuarial (gain) loss	195	(1,197)	5	(37)
Benefit payments	(141)	(123)	(19)	(19)
Settlements	(19)	(17)	—	—
Curtailment	—	(13)	—	—
Acquisitions	2	—	—	—
Plan Amendments	3	1	—	—
Foreign exchange and other	44	(105)	—	—
End of period	3,378	3,112	154	160
Fair value of plan assets
Beginning of period	2,501	3,784	—	—
Actual return on plan assets	268	(1,118)	—	—
Employer contributions	47	47	19	19
Participant contributions	4	4	—	—
Benefit payments	(141)	(123)	(19)	(19)
Settlements	(19)	(17)	—	—
Acquisitions	—	—	—	—
Foreign exchange and other	33	(76)	—	—
End of period	2,693	2,501	—	—
Funded status at December 31	$(685)	$(611)	$(154)	$(160)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$129	$123	$—	$—
Current liability	(32)	(30)	(17)	(18)
Noncurrent liability	(782)	(704)	(137)	(142)
Net liability recognized at December 31	$(685)	$(611)	$(154)	$(160)
Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial losses in 2023 and gains in 2022 related to plan benefit obligations were primarily the result of changes in discount rates.
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of our pension plans was $3.28 billion and $3.01 billion at the 2023 and 2022 measurement dates, respectively.

The information in the funded status table above represents the totals for all of our pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2023	2022
ABO	$2,710	$2,561
Fair value of plan assets	$1,932	$1,865
The following table presents information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets and are therefore also included in the table directly above).

as of December 31 (in millions)	2023	2022
PBO	$2,796	$2,740
Fair value of plan assets	$1,982	$2,006
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2024	$161	$17
2025	167	16
2026	178	15
2027	189	14
2028	199	14
2029 through 2033	1,092	59
Total expected net benefit payments for next 10 years	$1,986	$135
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
The following table is a summary of the pre-tax losses included in AOCI at December 31, 2023 and December 31, 2022.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$626	$(50)
Prior service credit and transition obligation	11	(16)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2023	$637	$(66)
Actuarial loss (gain)	$513	$(69)
Prior service credit and transition obligation	8	(27)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2022	$521	$(96)

Refer to Note 10 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

Year ended December 31 (in millions)	2023	2022	2021
Gain (loss) arising during the year, net of tax of $31 in 2023, $6 in 2022 and $43 in 2021	$132	$(8)	$161
Amortization of loss to earnings, net of tax of $(5) in 2023, $6 in 2022 and $16 in 2021	(13)	23	64
Settlement charges, net of tax of zero in 2023, 2022 and 2021	2	1	2
Pension and other employee benefits	$121	$16	$227
In 2023, 2022 and 2021, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses.
Net Periodic Benefit Cost

Year ended December 31 (in millions)	2023	2022	2021
Pension benefits
Service cost	$23	$75	$86
Interest cost	155	97	71
Expected return on plan assets	(188)	(157)	(143)
Amortization of net losses and other deferred amounts	6	43	89
Curtailment gain	—	(13)	—
Settlement charges	2	1	2
Other	1	1	(4)
Net periodic pension benefit cost	$(1)	$47	$101
OPEB
Service cost	$—	$1	$1
Interest cost	8	4	4
Amortization of net losses and prior service credit	(24)	(14)	(9)
Curtailment gain	(1)	—	—
Net periodic OPEB cost	$(17)	$(9)	$(4)
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2023	2022	2023	2022
Discount rate
U.S. and Puerto Rico plans	5.20%	5.55%	5.11%	5.46%
International plans	3.41%	4.01%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	2.60%	2.93%	n/a	n/a
International plans	3.24%	3.34%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.25%	6.50%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2029	2029
The assumptions above, which were used in calculating the December 31, 2023 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2024.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2023	2022	2021	2023	2022	2021
Discount rate
U.S. and Puerto Rico plans	5.55%	3.01%	2.73%	5.46%	2.76%	2.33%
International plans	4.01%	1.47%	1.00%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	6.43%	5.00%	5.50%	n/a	n/a	n/a
International plans	5.00%	3.82%	3.58%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	2.93%	3.68%	3.68%	n/a	n/a	n/a
International plans	3.34%	3.11%	3.03%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.25%	6.50%	6.25%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2029	2029	2027
We established the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on our asset allocation), as well as an analysis of current market and economic information and future expectations. We plan to use a 6.65% assumption for our U.S. and Puerto Rico plans for 2024.
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
The following tables summarize our pension plan financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Cash	$63
Fixed income securities
Cash equivalents	$399	$—	$399	$—	$—
U.S. government and government agency issues	96	—	96	—	—
Corporate bonds	265	—	265	—	—
Equity securities
Common stock	345	345	—	—	—
Mutual funds	211	211	—	—	—
Common/collective trust funds	834	—	294	—	540
Partnership investments	216	—	—	—	216
Other holdings	264	13	94	157	—
Fair value of pension plan assets	$2,693	$569	$1,148	$157	$756
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Cash	$74
Fixed income securities
Cash equivalents	$297	$—	$297	$—	$—
U.S. government and government agency issues	46	—	46	—	—
Corporate bonds	310	—	310	—	—
Equity securities
Common stock	296	296	—	—	—
Mutual funds	340	184	156	—	—
Common/collective trust funds	790	—	251	—	539
Partnership investments	263	—	—	—	263
Other holdings	85	21	56	8	—
Fair value of pension plan assets	$2,501	$501	$1,116	$8	$802
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Other holdings
Balance at December 31, 2021	$9
Transfers out	(1)
Balance at December 31, 2022	8
Purchases[1]	149
Balance at December 31, 2023	$157
1 Purchases in 2023 included $148 million for an insurance contract buy-in related to our pension plan in the United Kingdom.

The assets and liabilities of our pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash equivalents	These largely consist of a short-term investment fund, U.S. Dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value.

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges.

Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager.

Common/collective trust funds	Values are based on the net asset value of the units held at year end.

Partnership investments	Values are based on the net asset value of the participation by us in the investment as determined by the general partner or investment manager of the respective partnership.

Other holdings	Other holdings includes assets valued by pricing vendors using pricing matrices or models that use observable inputs and an insurance contract held by our pension plan in the United Kingdom, which is measured using a discounted cash flow model. In addition to observable market inputs such as interest rates, the fair value measurement of the insurance contract also reflects unobservable inputs, such as qualitative judgments about pricing of similar contracts in the insurance market.

Expected Pension and OPEB Plan Funding
Our funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by us, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. In 2024, we have no obligation to fund our principal plans in the United States, but we regularly reassess the amount and timing of any discretionary contributions. Conversely, we do expect to make contributions of at least $18 million to our Puerto Rico plan and $48 million to our foreign pension plans in 2024. Additionally, we expect to have net cash outflows relating to our OPEB plans of approximately $17 million in 2024.
The following table details the funded status percentage of our pension plans as of December 31, 2023, including certain plans that are unfunded in accordance with the guidelines of our funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2023 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$1,846	$ n/a	$847	$ n/a	$2,693
PBO	2,097	197	760	324	3,378
Funded status percentage	88%	n/a	111%	n/a	80%
Pension Plan Amendments
In May 2022, we announced that the pay and service amounts used to calculate pension benefits for active non-bargaining participants in our U.S. Hillrom pension plan would freeze as of December 31, 2022. Years of additional service earned and eligible compensation received after December 31, 2022 will not be included in the determination of the benefits payable to those participants. This change resulted in an $11 million decline in the projected benefit obligation (PBO) with an offsetting curtailment gain included within other (income) expense, net on the consolidated statements of income (loss) for the year ended December 31, 2022.
As of December 31, 2022, we transferred the assets and liabilities of the Baxter International Inc. and Subsidiaries Pension Plan II to the Baxter International Inc. and Subsidiaries Pension Plan, resulting in one qualified U.S. defined benefit plan.
U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. We recognized expense of $116 million in 2023, $96 million in 2022 and $59 million in 2021 related to contributions to this plan.
NOTE 14

INCOME TAXES
Income (Loss) Before Income Tax Expense (Benefit) by Category

years ended December 31 (in millions)	2023	2022	2021
United States	$(1,666)	$(3,831)	$(505)
International	1,563	1,181	1,621
Income (loss) from continuing operations before income taxes	$(103)	$(2,650)	$1,116
Income Tax Expense (Benefit)

years ended December 31 (in millions)	2023	2022	2021
Current
United States
Federal	$9	$3	$(11)
State and local	(3)	—	6
International	459	231	249
Current income tax expense (benefit)	465	234	244
Deferred
United States
Federal	(346)	(248)	(120)
State and local	(41)	(52)	(7)
International	(112)	70	(34)
Deferred income tax expense (benefit)	(499)	(230)	(161)
Income tax expense (benefit)	$(34)	$4	$83

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2023	2022
Deferred tax assets
Accrued liabilities and other	$326	$404
Pension and other postretirement benefits	152	143
Tax credit and net operating loss carryforwards	800	1,143
Swiss tax reform net asset basis step-up	157	151
Operating lease liabilities	141	144
Valuation allowances	(658)	(704)
Total deferred tax assets	918	1,281
Deferred tax liabilities
Subsidiaries’ unremitted earnings	81	55
Long-lived assets and other	769	1,470
Operating lease right-of-use assets	131	137
Total deferred tax liabilities	981	1,662
Net deferred tax asset (liability)	$(63)	$(381)
At December 31, 2023, we had U.S. state operating loss carryforwards totaling $756 million, U.S. federal operating loss carryforwards totaling $129 million and tax credit carryforwards totaling $299 million, which includes a U.S. foreign tax credit carryforward of $228 million. The U.S. federal and state operating loss and tax credit carryforwards expire between 2024 and 2043, with $165 million of the operating loss carryforwards having no expiration date.
At December 31, 2023, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $698 million and foreign tax credit carryforwards totaling $15 million. The foreign operating loss carryforwards expire between 2024 and 2040 with $432 million having no expiration date. All of the foreign tax credit carryforwards have no expiration date.
Realization of the U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $658 million and $704 million was recognized as of December 31, 2023 and 2022, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration.
After evaluating relevant U.S. tax laws, any elections or other opportunities that may be available and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $130 million and $119 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2023 and 2022, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
As a result of Swiss tax reform legislation enacted during 2019, we recognized an $863 million net asset tax basis step-up that is amortizable as a tax deduction ratably over tax years 2025 through 2029. A deferred tax asset of $157 million and $151 million for the tax basis step-up was recognized as of December 31, 2023 and 2022, respectively. We expect to realize some, but not all, of the Swiss deferred tax assets for that tax basis step-up based on expected future earnings generated by our Swiss subsidiary during the period in which the tax basis will be amortized. Therefore, a valuation allowance of $90 million and $84 million was recognized on the Swiss deferred tax assets for the tax basis step-up as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, we recognized $9 million of deferred tax expense to increase our valuation allowance to reflect our current estimate of its recoverability.
The following table is a summary of changes in our deferred tax valuation allowance for the years ended December 31, 2023, 2022 and 2021.

years ended December 31 (in millions)	2023	2022	2021
Balance at beginning of period	$704	$401	$454
Acquisition	—	—	38
Divestiture	(5)	—	—
Charged to income tax expense	90	315	37
Deductions	(135)	(1)	(98)
Currency translation adjustments	4	(11)	(30)
Balance at end of period	$658	$704	$401
Income Tax Expense (Benefit) Reconciliation

years ended December 31 (in millions)	2023	2022	2021
Income tax expense (benefit) at U.S. statutory rate	$(22)	$(557)	$234
Tax incentives	(209)	(157)	(193)
State and local taxes, net of federal benefit	(36)	(26)	8
Impact of foreign taxes	189	89	180
Tax-deductible foreign statutory loss on an investment in a foreign subsidiary	—	—	(58)
Unfavorable court decision in a foreign jurisdiction related to an uncertain tax position	—	—	22
Non-deductible goodwill impairments	—	591	—
Non-deductible separation-related costs	26	—	—
Notional interest deduction expense (benefit)	31	(306)	(97)
Valuation allowances	(45)	314	(61)
Stock compensation (windfall) shortfall tax expense (benefit)	11	(5)	(13)
Research and development tax credits	(21)	(10)	(4)
Uncertain tax positions	5	(13)	14
Unutilized foreign tax credits	20	43	13
Subpart F income	26	11	10
Foreign tax credits	(9)	6	(2)
Other, net	—	24	30
Income tax expense (benefit)	$(34)	$4	$83
Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including tax incentives, foreign rate differences, state income taxes, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, audit developments and legislative changes.
In 2023, our effective income tax rate was impacted favorably by geographic earnings mix, which was impacted by the long-lived asset impairments we recognized during 2023, a $50 million net tax benefit after related valuation allowances from notional interest deductions that are received by certain wholly-owned foreign subsidiaries that have financed their operations with equity capital and a $21 million tax benefit related to research and development tax credits, partially offset by non-deductible separation-related costs and tax shortfalls on stock compensation awards.
In 2022, our effective income tax rate was adversely impacted by non-deductible impairments of goodwill acquired in the Hillrom acquisition and valuation allowance increases, including the increase described above related to deferred tax assets from a tax basis step-up that arose from Swiss tax reform legislation in 2019. Those items were partially offset by a $47 million net tax benefit after related valuation allowances from notional interest deductions.

In 2021, our effective income tax rate was impacted favorably by geographic earnings mix, including a $50 million net tax benefit after related valuation allowances from notional interest deductions, a $58 million tax benefit related to a tax-deductible foreign statutory loss on an investment in a foreign subsidiary, a tax benefit related to a change in U.S. foreign tax credit regulations, which is reflected in the valuation allowances item in the table above, and excess tax benefits on stock compensation awards, partially offset by an unfavorable court decision in a foreign jurisdiction related to an uncertain tax position.
We plan to repatriate our foreign earnings with the exception of approximately $505 million of accumulated earnings that are indefinitely reinvested as of December 31, 2023 related to two of our foreign operations. Additional withholding and capital gain taxes of $61 million would be incurred if such earnings were remitted currently.
Our tax provisions for 2023, 2022 and 2021 do not include any significant tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
Unrecognized Tax Benefits
We classify interest and penalties associated with income taxes in income tax expense (benefit) within the consolidated statements of income (loss). Net interest and penalties recognized were not significant during 2023, 2022 and 2021. The liability recognized related to interest and penalties was $23 million and $16 million as of December 31, 2023 and 2022, respectively. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate are $57 million, $33 million and $39 million as of December 31, 2023, 2022 and 2021, respectively. We believe that it is reasonably possible that our gross unrecognized tax benefits will be reduced within the next 12 months by $11 million.
The following table is a reconciliation of our unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021.

as of and for the years ended (in millions)	2023	2022	2021
Balance at beginning of the year	$89	$111	$90
Increase due to acquisition	—	—	11
Increase associated with tax positions taken during the current year	77	11	31
Increase (decrease) associated with tax positions taken during a prior year	12	11	(3)
Settlements	(3)	(7)	(2)
Decrease associated with lapses in statutes of limitations	(8)	(37)	(16)
Balance at end of the year	$167	$89	$111
Of the gross unrecognized tax benefits, $83 million and $35 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Tax Incentives
We have received tax incentives in Puerto Rico, Switzerland, Dominican Republic, Costa Rica and Thailand. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense (benefit) reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings (loss) per diluted share by $0.41 in 2023, $0.31 in 2022 and $0.38 in 2021. The above grants provide that our manufacturing operations are and will be partially exempt from local taxes with varying expirations from 2024 to 2034.
Examinations of Tax Returns
As of December 31, 2023, we had ongoing audits in the United States, Germany, Italy and other jurisdictions. During 2022, we closed U.S. tax years 2017-2018 with the IRS with no material adjustments to our financial statements. Tax years 2019 and 2020 remain under examination by the IRS and tax years 2012 and forward remain under examination by various foreign taxing authorities. While the final outcome of these matters is inherently uncertain, we believe we have made adequate tax provisions for all years subject to examination.
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
The following table is a reconciliation of net income (loss) attributable to Baxter stockholders.

years ended December 31(in millions)	2023	2022	2021
Income (loss) from continuing operations	$(69)	$(2,654)	$1,033
Less: Net income attributable to noncontrolling interests	7	12	11
Income (loss) from continuing operations attributable to Baxter stockholders	(76)	(2,666)	1,022
Income from discontinued operations	2,732	233	262
Net income (loss) attributable to Baxter stockholders	$2,656	$(2,433)	$1,284
The following table is a reconciliation of basic shares to diluted shares.

years ended December 31(in millions)	2023	2022	2021
Basic shares	506	504	502
Effect of dilutive securities	—	—	6
Diluted shares	506	504	508
Basic and diluted shares are the same for the years ended December 31, 2023 and 2022 due to our net losses from continuing operations for those periods. The effect of dilutive securities for the year ended December 31, 2021 includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excluded 25 million, 22 million, and 7 million equity awards in 2023, 2022, and 2021, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic shares.
NOTE 16

FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES
Accounts Receivable Sales
For accounts receivable originated in Japan, we have entered into agreements with a financial institution in which the entire interest in and ownership of the receivable is sold. We continue to service the receivables in this arrangement.

The following is a summary of the activity relating to the arrangement.

as of and for the years ended December 31 (in millions)	2023	2022	2021
Sold receivables at beginning of year	$71	$81	$96
Proceeds from sales of receivables	274	291	339
Cash collections (remitted to the owners of the receivables)	(275)	(293)	(346)
Effect of foreign exchange rate changes	(4)	(8)	(8)
Sold receivables at end of year	$66	$71	$81

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
We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Renminbi, Japanese Yen, Swedish Krona, British Pound, Polish Zloty, Mexican Peso, Australian Dollar, Canadian Dollar, Korean Won, Colombian Peso, Brazilian Real, Russian Ruble, Turkish Lira and Indian Rupee. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $340 million and $398 million as of December 31, 2023 and 2022, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at December 31, 2023 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of December 31, 2023 and 2022.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of December 31, 2023 and 2022.

In October 2023, we entered into a foreign currency forward contract with a notional amount of $798 million maturing in May 2024 and designated that derivative as a fair value hedge of our €750 million of 0.40% senior notes due May 2024.
Net Investment Hedges
In May 2017, we issued €600 million of 1.3% senior notes due May 2025. In May 2019, we issued €750 million of 1.3% senior notes due May 2029. We have designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances are recorded as a component of AOCI.
In May 2019, we issued €750 million of 0.40% senior notes due May 2024. We had designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances were previously recorded as a component of AOCI. In October 2023, we dedesignated this previously designated net investment hedge and concurrently entered into a fair value hedging relationship as discussed in the “Fair Value Hedges” section above.
As of December 31, 2023, we had an accumulated pre-tax unrealized translation gain in AOCI of $37 million related to the Euro-denominated senior notes.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. There were no cash flow hedge dedesignations in 2023, 2022 or 2021 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur. The losses relating to these terminations continue to be deferred and are being recognized consistent with the underlying hedged item, interest expense on the issuance of debt.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated in 2023, 2022 or 2021.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In October 2023, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above. There were no net investment hedges terminated in 2022 or 2021.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $709 million and $753 million as of December 31, 2023 and 2022, respectively.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the years ended December 31, 2023, 2022 and

2021.

(in millions)	Gain (loss) recognized in OCI			Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
	2023	2022	2021		2023	2022	2021
Cash flow hedges
Interest rate contracts	$—	$—	$—	Interest expense, net	$(6)	$(6)	$(6)
Foreign exchange contracts	16	28	5	Cost of sales	16	26	(23)
Fair value hedges
Foreign exchange contracts	(4)	—	—	Other (income) expense, net	(3)	—	—
Net investment hedges	(58)	141	200	Other (income) expense, net	—	—	—
Total	$(46)	$169	$205		$7	$20	$(29)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2023	2022	2021
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$38	$—	$—
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	2	(30)	(36)
Total		$40	$(30)	$(36)
The following table summarizes net-of-tax activity in AOCI, a component of stockholders’ equity, related to our cash flow hedges.

as of and for the year ended December 31 (in millions)	2023	2022	2021
Accumulated other comprehensive income (loss) balance at beginning of year	$(119)	$(126)	$(153)
(Loss) gain in fair value of derivatives during the year	5	22	4
Amount reclassified to earnings during the year	(6)	(15)	23
Accumulated other comprehensive income (loss) balance at end of year	$(120)	$(119)	$(126)
As of December 31, 2023, $6 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheet as of December 31, 2023.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$47	Accrued expenses and other current liabilities	$—
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	4	Accrued expenses and other current liabilities	5
Total derivative instruments		$51		$5
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

	December 31, 2023		December 31, 2022
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheets	$51	$5	$14	$12
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheets	(5)	(5)	(4)	(4)
Total	$46	$—	$10	$8
The following table presents the amounts recorded on the consolidated balance sheets related to fair value hedges:

	Carrying amount of hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items (a)
(in millions)	Balance as of December 31, 2023	Balance as of December 31, 2022	Balance as of December 31, 2023	Balance as of December 31, 2022
Long-term debt	$100	$101	$3	$4
(a) These fair value hedges were terminated in 2018 and earlier periods.

NOTE 17

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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$51	$—	$51	$—
Available-for-sale debt securities	22	—	—	22
Marketable equity securities	44	44	—	—
Total	$117	$44	$51	$22
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	14	—	—	14
Total	$19	$—	$5	$14

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$14	$—	$14	$—
Available-for-sale debt securities	47	—	—	47
Marketable equity securities	32	32	—	—
Total	$93	$32	$14	$47
Liabilities
Foreign exchange contracts	$12	$—	$12	$—
Contingent payments related to acquisitions	84	—	—	84
Total	$96	$—	$12	$84
As of December 31, 2023 and 2022, cash and cash equivalents of $3.19 billion and $1.72 billion, respectively, included money market and other short-term funds of approximately $1.63 billion and $341 million, respectively, that are considered Level 2 in the fair value hierarchy.
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
Contingent payments related to acquisitions, which consist of milestone payments and sales-based payments, are valued using discounted cash flow techniques incorporating management's expectations of future outcomes. The fair value of milestone payments increases as the estimated probability of payment increases or the expected timing of payments is accelerated. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase, probability weighting of higher revenue scenarios increases or the expected timing of payment is accelerated.
The following table is a reconciliation of recurring fair value measurements that use significant unobservable inputs (Level 3), which consist of contingent payments related to acquisitions and available-for-sale debt securities.

	2023		2022
as of and for the years ended December 31 (in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$84	$47	$143	$30
Additions	—	2	—	23
Change in fair value recognized in earnings	(19)	(22)	(39)	—
Change in fair value recognized in AOCI	—	—	—	4
Payments	(51)	—	(20)	—
Transfers out of Level 3	—	(5)	—	(10)
Fair value at end of period	$14	$22	$84	$47
During the years ended December 31, 2023 and 2022, available-for-sale debt securities were reclassified from Level 3, upon conversion to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon initial public offerings of the investees.
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

	Book values		Fair values(a)
as of December 31 (in millions)	2023	2022	2023	2022
Liabilities
Short-term debt	$—	$299	$—	$299
Current maturities of long-term debt and finance lease obligations	2,668	1,105	2,621	1,079
Long-term debt and finance lease obligations	11,130	15,232	10,067	13,657
(a)    These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.
The carrying value of short-term debt approximates its fair value due to the short-term maturities of the obligations. The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments not presented in the table above, such as accounts receivable and accounts payable, approximate their fair values due to the short-term maturities of most of those assets and liabilities.

The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $66 million and $104 million at December 31, 2023 and 2022, respectively. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our consolidated balance sheets.
NOTE 18

SEGMENT INFORMATION
Our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas, EMEA and APAC, and a global segment for our Hillrom business. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies (formerly referred to as our Hillrom segment), Pharmaceuticals and Kidney Care. Our segments were changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segment presentation.
The Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding. The Kidney Care segment includes sales of chronic and acute dialysis therapies and services, including PD, HD, CRRT and other organ support therapies. Other sales not allocated to a segment primarily include sales of products and services provided directly through certain of our manufacturing facilities and royalty income under a business development arrangement that ended in early 2023 when we acquired the related product rights.

Disaggregation of Net Sales
The following tables present our U.S. and International disaggregated net sales. Intersegment sales are eliminated in consolidation.

for the years ended December 31	2023			2022			2021
(in millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$2,227	$1,733	$3,960	$2,241	$1,576	$3,817	$2,202	$1,642	$3,844
Advanced Surgery	582	469	1,051	574	424	998	545	432	977
Medical Products and Therapies	2,809	2,202	5,011	2,815	2,000	4,815	2,747	2,074	4,821
Care and Connectivity Solutions	1,263	537	1,800	1,295	496	1,791	98	44	142
Front Line Care	905	308	1,213	840	308	1,148	51	19	70
Healthcare Systems and Technologies	2,168	845	3,013	2,135	804	2,939	149	63	212
Injectables and Anesthesia	759	588	1,347	682	623	1,305	753	637	1,390
Drug Compounding	—	902	902	—	821	821	—	901	901
Pharmaceuticals	759	1,490	2,249	682	1,444	2,126	753	1,538	2,291
Chronic Therapies[1]	927	2,756	3,683	923	2,791	3,714	869	2,993	3,862
Acute Therapies[1]	271	499	770	263	472	735	308	512	820
Kidney Care	1,198	3,255	4,453	1,186	3,263	4,449	1,177	3,505	4,682
Other[1]	66	21	87	137	40	177	112	28	140
Total Baxter	$7,000	$7,813	$14,813	$6,955	$7,551	$14,506	$4,938	$7,208	$12,146
1In connection with our segment change in the third quarter of 2023, we reclassified $16 million of sales from the first half of 2023, $34 million of sales for the year ended December 31, 2022 and $38 million of sales for the year ended December 31, 2021 from Chronic Therapies to Acute Therapies to conform to the current period presentation. Additionally, in connection with the reclassification of our BPS business to discontinued operations during the second quarter of 2023, we reclassified $2 million of contract manufacturing revenues from the first quarter of 2023, $37 million of sales for the year ended December 31, 2022 and $31 million of sales for the year ended December 31, 2021 from BPS to Other (within continuing operations), as the related manufacturing facility was not part of that divestiture transaction.

Geographic Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

for the years ended December 31 (in millions)	2023	2022	2021
Net sales:
United States	$7,000	$6,955	$4,938
Emerging markets[1]	3,319	3,222	3,012
Rest of world [2]	4,494	4,329	4,196
Total net sales	$14,813	$14,506	$12,146
1 Emerging markets include sales from our operations in Eastern Europe, the Middle East, Africa, Latin America and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia and New Zealand.
Our property, plant and equipment and operating lease right-of-use assets, net are attributed to the following geographic regions.

as of December 31 (in millions)	2023	2022
Property, plant and equipment and operating lease right-of-use assets, net:
United States	$1,995	$2,011
Emerging markets	1,485	1,492
Rest of world	1,477	1,733
Total property, plant and equipment and operating lease right-of-use assets, net	$4,957	$5,236
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

for the years ended December 31 (in millions)	2023	2022	2021
Medical Products and Therapies	$972	$962	$955
Healthcare Systems and Technologies	483	494	60
Pharmaceuticals	401	391	523
Kidney Care	300	408	488
Other	18	77	59
Total	2,174	2,332	2,085
Unallocated corporate costs	(51)	(54)	(49)
Intangible asset amortization expense	(652)	(753)	(298)
Business optimization items	(534)	(225)	(114)
European Medical Devices Regulation	(48)	(48)	(42)
Long-lived asset impairments	(267)	(344)	—
Separation-related costs	(225)	(7)	—
Legal matters	(7)	—	(13)
Acquisition and integration items	—	(213)	(188)
Product-related items	—	(44)	—
Loss on product divestiture arrangement	—	(54)	—
Goodwill impairments	—	(2,812)	—
Loss on subsidiary liquidation	—	(21)	—
Investigation and related costs	—	—	(31)
Total operating income (loss)	390	(2,243)	1,350
Interest expense, net	442	395	193
Other (income) expense, net	51	12	41
Loss from continuing operations before income taxes	$(103)	$(2,650)	$1,116
Additional financial information for our segments is as follows:

for the years ended December 31 (in millions)	2023	2022	2021
Depreciation Expense[1]:
Medical Products and Therapies	$202	$204	$213
Healthcare Systems and Technologies	91	95	3
Pharmaceuticals	41	57	71
Kidney Care	277	271	282
Total depreciation expense	$611	$627	$569
1 Depreciation expense related to Corporate property, plant and equipment has been fully allocated to our segments and those allocations are reflected in the depreciation amounts presented herein.
Our chief operating decision maker does not receive asset or capital expenditure information by segment and, accordingly, we do not report that information for our segments.
NOTE 19

QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table represents data from our unaudited consolidated statements of operations for the most recent eight quarters. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to fairly state the information for the periods presented. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	2023
(in millions, except per share data)	First Quarter	Second Quarter[2]	Third Quarter[3]	Fourth Quarter	Full Year [1]
Net sales	$3,513	$3,707	$3,708	$3,885	$14,813
Gross margin	1,275	1,111	1,117	1,472	4,975
Income (loss) from continuing operations	—	(193)	51	73	(69)
Income (loss) from discontinued operations	45	54	2,460	173	2,732
Net income (loss)	45	(139)	2,511	246	2,663
Net income (loss) attributable to Baxter stockholders	44	(141)	2,508	245	2,656

Income (loss) from continuing operations per common share
Basic	$0.00	$(0.39)	$0.09	$0.14	$(0.15)
Diluted	$0.00	$(0.39)	$0.09	$0.14	$(0.15)
Income (loss) from discontinued operations per common share
Basic	$0.09	$0.11	$4.85	$0.34	$5.40
Diluted	$0.09	$0.11	$4.83	$0.34	$5.40
Net Income (loss) per common share
Basic	$0.09	$(0.28)	$4.95	$0.48	$5.25
Diluted	$0.09	$(0.28)	$4.93	$0.48	$5.25

	2022
(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter[4]	Fourth Quarter	Full Year [1]
Net sales	$3,558	$3,594	$3,609	$3,745	$14,506
Gross margin	1,262	1,371	1,045	1,388	5,066
Income (loss) from continuing operations	8	185	(2,991)	144	(2,654)
Income from discontinued operations	65	70	57	41	233
Net income (loss)	73	255	(2,934)	185	(2,421)
Net income (loss) attributable to Baxter stockholders	71	252	(2,937)	181	(2,433)

Income (loss) from continuing operations per common share
Basic	$0.01	$0.36	$(5.94)	$0.28	$(5.29)
Diluted	$0.01	$0.36	$(5.94)	$0.28	$(5.29)
Income from discontinued operations per common share
Basic	$0.13	$0.14	$0.11	$0.08	$0.46
Diluted	$0.13	$0.14	$0.11	$0.08	$0.46
Net Income (loss) per common share
Basic	$0.14	$0.50	$(5.83)	$0.36	$(4.83)
Diluted	$0.14	$0.50	$(5.83)	$0.36	$(4.83)
1The sum of per share amounts for quarterly periods may not equal full year amounts due to rounding.
2Our results from continuing operations for the quarter ended June 30, 2023 included $243 million of long-lived asset impairment charges resulting from our decision to cease production at one of our dialyzer manufacturing facilities.

3Our results from continuing operations for the quarter ended September 30, 2023 included $267 million of long-lived asset impairment charges related to our HD business and our results from discontinued operations for that quarterly period included a gain of $2.88 billion from the sale of our BPS business.
4Our results from continuing operations for the quarter ended September 30, 2022 included $2.79 billion of goodwill impairments and $332 million of long-lived asset impairments related to assets acquired in connection with our December 2021 acquisition of Hillrom.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Baxter International Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments – Front Line Care and Chronic Therapies Reporting Units
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2023 was $6,514 million. Goodwill is not amortized but is subject to an impairment review annually and whenever indicators of impairment exist. In the third quarter of 2023, the Company completed the implementation of a new operating model and the Company’s segments were changed to align with the new operating model. As disclosed by management, the Company identified new reporting units as a result of the segment change and performed goodwill impairment assessments both before and after the reporting unit change and did not identify any goodwill impairments. As disclosed by management, in connection with the Company’s November 1, 2023 annual goodwill impairment tests, the fair values of the Front Line Care reporting unit within the Company’s Healthcare Systems and Technologies segment and the Chronic Therapies reporting unit within the Company’s Kidney Care segment exceeded their carrying values. As of December 31, 2023, the carrying amounts of goodwill for the Front Line Care and Chronic Therapies reporting units were $2.42 billion and $444 million, respectively. The fair values of the Company’s reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant assumptions in reporting unit fair value measurements generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Front Line Care and Chronic Therapies reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of these reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted cash flows, discount rates, terminal growth rates, and earnings multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Front Line Care and Chronic Therapies reporting units; (ii) evaluating the appropriateness of the income approach and market approach; (iii) testing the completeness and accuracy of underlying data used in the income approach and market approach; (iv) and evaluating the reasonableness of the significant assumptions used by management related to the forecasted cash flows, discount rates, terminal growth rates, and earnings multiples. Evaluating management’s significant assumption related to the forecasted cash flows involved evaluating whether the assumption used was reasonable considering (i) the current and past performance of the Front Line Care and Chronic Therapies reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and market approach and the reasonableness of the discount rate, terminal growth rate and earnings multiple assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 8, 2024
We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” and “Ownership of Baxter Stock — Delinquent Section 16(a) Reports” in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 7, 2024 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
Refer to information under the captions entitled “Executive Compensation,” and “Corporate Governance at Baxter International Inc.—Director Compensation” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information relating to shares of common stock that may be issued under our existing equity compensation plans as of December 31, 2023.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)(b))
Equity Compensation Plans Approved by Stockholders	24,286,290	(1)	$59.35	(2)	29,535,570	(3)
Equity Compensation Plans Not Approved by Stockholders	52,245	(4)	$—		—
Total	24,338,535	(5)	$59.35	(2)	29,535,570
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
(2)Restricted stock units (RSUs) and performance share units (PSUs) are excluded when determining the weighted-average exercise price of outstanding options.
(3)Includes (i) 9,040,834 shares of common stock available for purchase under the Employee Stock Purchase Plan and (ii) 20,494,735 shares of common stock available under the 2021 Incentive Plan.
(4)Includes 52,245 of outstanding replacement RSUs granted to holders of Hillrom equity awards at closing of the Hillrom acquisition. These replacement RSUs were approved by our Board of Directors, not our stockholders.
(5)Includes outstanding awards of 19,467,050 stock options, which have a weighted-average exercise price of $59.35 and a weighted-average remaining term of 5.3 years, 4,005,462 shares of common stock issuable upon vesting of RSUs, and 729,130 shares of common stock reserved for issuance in connection with PSU grants.
Refer to information under the captions entitled “Ownership of Baxter Stock — Security Ownership by Directors and Executive Officers” and “— Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Refer to the information under the caption entitled “Corporate Governance at Baxter International Inc.—Board of Directors,” “Corporate Governance at Baxter International Inc.—Board of Directors—Director Independence” and “Corporate Governance at Baxter International Inc.—Board Responsibilities—Certain Relationships and Related Person Transactions” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Refer to the information under the caption entitled “Audit Matters—Audit and Non-Audit Fees” and “—Pre-Approval of Audit and Permissible Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

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

	All schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

Item 16.    Form 10-K Summary.
Not applicable.

EXHIBIT INDEX

Number and Description of Exhibit

2.1
Agreement and Plan of Merger, dated September 1, 2021, among Hill-Rom Holdings, Inc., the Company and Bel Air Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on September 2, 2021).

2.2
Equity Purchase Agreement, dated May 8, 2023, by and among Baxter International Inc., Baxter Healthcare Corporation, Baxter Deutschland Holding GmbH, Gambro Dialysatoren GmbH, Bamboo US BidCo LLC and Blitz 23-317 GmbH (incorporated by reference to Exhibit 2.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on May 9, 2023).

3.1
Amended and Restated Certificate of Incorporation of Baxter International Inc. (incorporated by reference to Exhibit 3.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on May 6, 2022).

3.2	Amended and Restated Bylaws, dated May 6, 2023 (incorporated by reference to Exhibit 3.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on May 9, 2023).

4.1(P)	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.9 to Baxter International Inc.'s Annual Report on Form 10-K, filed on March 17, 2020).

4.3
Indenture, dated August 8, 2006, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on August 9, 2006).

4.4
Second Supplemental Indenture, dated December 7, 2007, between the Company and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 6.250% Senior Note due 2037) (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on December 7, 2007).

4.5
Eighth Supplemental Indenture, dated August 13, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including forms of 2.400% Senior Notes due 2022 and 3.650% Senior Notes due 2042) (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on August 13, 2012).

4.6
Ninth Supplemental Indenture, dated June 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.500% Senior Notes due 2043) (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on June 11, 2013).

4.7
Tenth Supplemental Indenture, dated August 13, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including forms of 1.700% Senior Notes due 2021, 2.600% Senior Notes due 2026 and 3.500% Senior Notes due 2046) (incorporated by reference to Exhibit 4.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on August 15, 2016).

4.8
Eleventh Supplemental Indenture, dated as of May 30, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 1.300% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on May 30, 2017).

4.9
Twelfth Supplemental Indenture, dated as of May 15, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 0.400% Senior Notes due 2024 and form of 1.300% Senior Notes due 2029) (incorporated by reference to Exhibit 4.2 of Baxter International Inc.’s Current Report on Form 8-K, filed on May 15, 2019).

4.10
Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on March 27, 2020).

4.11
First Supplemental Indenture, dated as of March 26, 2020, to the Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of form of 3.950% Senior Notes due 2030) (incorporated by reference to Exhibit 4.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on March 27, 2020).

Number and Description of Exhibit
4.12
Second Supplemental Indenture, dated as of November 2, 2020, to the Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, (including form of 1.730% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on November 6, 2020).

4.13
Indenture, dated as of July 29, 2021, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Registration Statement on Form S-3, filed on July 29, 2021).

4.14
Indenture, dated as of December 1, 2021, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on December 2, 2021).

4.15
First Supplemental Indenture, dated as of December 1, 2021, to the Indenture, dated as of December 1, 2021, between the Company and U.S. Bank National Association, as Trustee (including forms of 0.868% Senior Notes due 2023, 1.322% Senior Notes due 2024, 1.915% Senior Notes due 2027, 2.272% Senior Notes due 2028, 2.539% Senior Notes due 2032, 3.132% Senior Notes due 2051, Floating Rate Senior Notes due 2023 and Floating Rate Senior Notes due 2024) (incorporated by reference to Exhibit 4.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on December 2, 2021).

4.16
Registration Rights Agreement, dated as of December 1, 2021, by and among the Company and J.P. Morgan Securities LLC and Citigroup Global Markets Inc. (as representatives of the initial purchasers) (incorporated by reference to Exhibit 4.3 to Baxter International Inc.’s Current Report on Form 8-K, filed on December 2, 2021).

4.17
Indenture, dated July 29, 2021, between Baxter International Inc. and U.S. Bank Trust Company, National Association, as successor in interest of U.S. Bank National Association, as trustee for the debt securities (incorporated by reference to Exhibit 4.1 to Baxter International Inc.'s Current Report on Form S-3ASR, filed on April 28, 2022).

10.1
Credit Agreement, dated as of December 20, 2019, among Baxter Healthcare SA and Baxter World Trade SPRL, as Borrowers, J.P. Morgan Europe Limited, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on December 20, 2019).

10.2
First Amendment, dated as of October 1, 2021, to the Credit Agreement, dated as of December 20, 2019, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, the Company, the several banks party thereto, J.P. Morgan AG, as Administrative Agent and each other party thereto (incorporated by reference to Exhibit 10.3 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 4, 2021).

10.3
Second Amendment, dated as of September 28, 2022, to the Credit Agreement, dated as of December 20, 2019, as amended by the First Amendment, dated as of October 1, 2021, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, JPMorgan SE, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.5 to Baxter International Inc.'s Current Report on Form 8-K, filed on September 30, 2022).

10.4
Credit Agreement, dated as of September 30, 2021, among the Company, as Borrower, the financial institutions named therein, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 4, 2021).

10.5
First Amendment, dated as of September 28, 2022, to the Credit Agreement, dated as of September 30, 2021, among Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on September 30, 2022).

10.6
Second Amendment, dated as of September 28, 2022, to the Credit Agreement, dated as of September 30, 2021, as amended by the First Amendment, dated as of September 28, 2022, amount Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to Baxter International Inc.'s Current Report on Form 8-K, filed on September 30, 2022).

Number and Description of Exhibit
10.7
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

10.8
Five-Year Credit Agreement, dated as of September 30, 2021, among the Company, as Borrower, the financial institutions named therein, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Citibank, N.A., as Syndication Agents (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 4, 2021).

10.9
First Amendment, dated as of September 28, 2022, to the Five-Year Credit Agreement, dated as of September 30, 2021, among Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Current Report on Form 8-K, filed on September 30, 2022).

10.10
Second Amendment, dated as of September 28, 2022, to the Five-Year Credit Agreement, dated as of September 30, 2021, among Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.4 to Baxter International Inc.'s Current Report on Form 8-K, filed on September 30, 2022).

10.11
Third Amendment, dated as of March 13, 2023, to the Five-Year Credit Agreement, dated as of September 30, 2021, as amended by that certain First Amendment, dated as of September 28, 2022, and that certain Second Amendment, dated as of September 28, 2022, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on March 13, 2023).

10.12
Second Guaranty Amendment, dated as of March 13, 2023, to the Amended and Restated Guaranty, dated as of October 1, 2021, as amended by that certain Second Amendment, dated as of September 28, 2022, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, J.P. Morgan SE, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 13, 2023)

10.13
Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on July 7, 2015).

10.14
Letter Agreement, dated as of January 11, 2016, by and among Baxter International Inc., Baxalta Incorporated and Shire plc. (Incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on January 11, 2016).

C 10.15
Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.8 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 21, 2019).

C 10.16	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.17	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.18	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.19	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to Baxter International Inc.’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.20
Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.21	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on March 3, 2017).

Number and Description of Exhibit
C 10.22
Baxter International Inc. 2020 Equity Plan, effective as of March 16, 2020 (incorporated by reference to Exhibit 10.22 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.23	Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Appendix A to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 22, 2021).

C 10.24
Form of Performance Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.25
Form of Restricted Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.26
Form of Stock Option Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.27*	Baxter International Inc. Directors' Deferred Compensation Plan (amended and restated effective January 31, 2024) (as amended and restated effective January 31, 2024).

C 10.28
Amended Offer Letter between the Company and José E. Almeida, dated as of July 25, 2023 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on July 27, 2023).

C 10.29
Offer letter between Baxter Healthcare SA and Cristiano Franzi, dated June 8, 2017 (incorporated by reference to Exhibit 10.26 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.30
Offer Letter, dated September 26, 2023, by and between the Company and Joel Grade (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 3, 2023).

C 10.31*	Offer Letter, dated April 22, 2023, by and between the Company and Christopher Toth.

C 10.32	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 21, 2014).

C 10.33
Baxter International Inc. Executive Officer Cash Severance Policy, effective February 13, 2023 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on February 14, 2023).

C 10.34
Baxter International Inc. Employee Stock Purchase Plan (as amended and restated effective July 1, 2011) (incorporated by reference to Appendix A to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.35
First Amendment to Baxter International Inc. Employee Stock Purchase Plan (dated as of July 15, 2016) (incorporated by reference to Exhibit 10.27 to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 23, 2017).

C 10.36
Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.27 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 9, 2023).

C 10.37	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on April 14, 2017).

C 10.38R
Commitment Agreement, dated as of October 4, 2019, by and among the Company, The Prudential Insurance Company of America and State Street Global Advisors Trust Company, acting solely in its capacity as the independent fiduciary of the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.32 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.39
Baxter International Inc. and Subsidiaries Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on January 8, 2018).

Number and Description of Exhibit
C 10.40
First Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.34 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.41
Second Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.35 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.42
Baxter International Inc. and Subsidiaries Pension Plan II (Amended and Restated effective January 1, 2019) (incorporated by reference to Exhibit 10.36 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.43
Baxter International Inc. and Subsidiaries Supplemental Pension Plan (Amended and Restated effective January 5, 2018) (incorporated by reference to Exhibit 10.3 to Baxter International Inc.’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.44
Baxter International Inc. and Subsidiaries Deferred Compensation Plan (As Amended and Restated effective January 1, 2021) (incorporated by reference to Exhibit 10.31 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 11, 2021).

C 10.45
Baxter International Inc. Management Incentive Compensation Program – 2020 Program Document (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on July 30, 2020).

C 10.46
New Change-in-Control Agreement, dated as of September 24, 2020, between the Company and José E. Almeida (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.47	Form of Amended Grandfathered Change-in-Control Agreement (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.48
Amended OUS Change-in-Control Agreement, dated as of September 25, 2020, between Baxter Healthcare SA and Cristiano Franzi (incorporated by reference to Exhibit 10.3 to Baxter International Inc.’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.49
Change in Control Agreement between the Company and Christopher Toth, dated as of June 15, 2023 (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Quarterly Report filed on July 27, 2023).

C 10.50	Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.4 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on October 29, 2020).

C 10.51
Baxter International Inc. Executive Severance Plan, effective November 16, 2020 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on November 20, 2020).

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Baxter International Inc. Mandatory Clawback Policy.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Number and Description of Exhibit
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

______________________________________
*    Filed herewith.
*    Furnished herewith. This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
R    Includes redactions.
C    Management contract or compensatory plan or arrangement.
(P)Paper exhibit

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAXTER INTERNATIONAL INC.

By:	/s/ José E. Almeida
José E. Almeida
Chair, President and Chief Executive Officer
DATE: February 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2024.

Signature	Title

/s/ José E. Almeida	Chair, President and Chief Executive Officer
José E. Almeida	(principal executive officer)

/s/ Joel T. Grade	Executive Vice President and Chief Financial Officer
Joel T. Grade	(principal financial officer)

/s/ Brian C. Stevens	Senior Vice President, Chief Accounting Officer and Controller
Brian C. Stevens	(principal accounting officer)

/s/ William A. Ampofo II	Director
William A. Ampofo II

/s/ Patricia B. Morrison	Director
Patricia B. Morrison

/s/ Stephen N. Oesterle, M.D.	Director
Stephen N. Oesterle, M.D.

/s/ Stephen H. Rusckowski	Director
Stephen H. Rusckowski

/s/ Nancy M. Schlichting	Director
Nancy M. Schlichting

/s/ Brent Shafer	Director
Brent Shafer

/s/ Cathy R. Smith	Director
Cathy R. Smith

/s/ Amy A. Wendell	Director
Amy A. Wendell

/s/ David S. Wilkes, M.D.	Director
David S. Wilkes, M.D.

/s/ Peter M. Wilver	Director
Peter M. Wilver