Form 10-Q
period 2024-03-31
BAXTER INTERNATIONAL INC
filed 2024-05-02
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
NYSE Chicago
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 25, 2024 was 509,580,190 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$3,026	$3,194
Accounts receivable, net of allowances of $121 in 2024 and $129 in 2023	2,521	2,690
Inventories	2,988	2,824
Prepaid expenses and other current assets	865	892
Total current assets	9,400	9,600
Property, plant and equipment, net	4,370	4,433
Goodwill	6,430	6,514
Other intangible assets, net	5,905	6,079
Operating lease right-of-use assets	531	524
Other non-current assets	1,152	1,126
Total assets	$27,788	$28,276
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$2,634	$2,668
Accounts payable	1,329	1,241
Accrued expenses and other current liabilities	2,402	2,594
Total current liabilities	6,365	6,503
Long-term debt and finance lease obligations, less current portion	11,092	11,130
Operating lease liabilities	444	438
Other non-current liabilities	1,652	1,737
Total liabilities	19,553	19,808
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2024 and 2023	683	683
Common stock in treasury, at cost, 173,930,493 shares in 2024 and 175,861,893 shares in 2023	(11,130)	(11,230)
Additional contributed capital	6,339	6,389
Retained earnings	16,003	16,114
Accumulated other comprehensive loss	(3,722)	(3,554)
Total Baxter stockholders’ equity	8,173	8,402
Noncontrolling interests	62	66
Total equity	8,235	8,468
Total liabilities and equity	$27,788	$28,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2024	2023
Net sales	$3,592	$3,513
Cost of sales	2,205	2,238
Gross margin	1,387	1,275
Selling, general and administrative expenses	1,027	995
Research and development expenses	176	164
Other operating income, net	(3)	(13)
Operating income	187	129
Interest expense, net	78	117
Other income, net	(7)	(2)
Income from continuing operations before income taxes	116	14
Income tax expense	77	14
Income from continuing operations	39	—
Income from discontinued operations, net of tax	—	45
Net income	39	45
Net income attributable to noncontrolling interests	2	1
Net income attributable to Baxter stockholders	$37	$44
Income from continuing operations per common share
Basic	$0.07	$0.00
Diluted	$0.07	$0.00
Income from discontinued operations per common share
Basic	$0.00	$0.09
Diluted	$0.00	$0.09
Net income per common share
Basic	$0.07	$0.09
Diluted	$0.07	$0.09
Weighted-average number of shares outstanding
Basic	508	505
Diluted	510	505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended March 31,
	2024	2023
Income from continuing operations	$39	$—
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $11 and $(13) for the three months ended March 31, 2024 and 2023, respectively.	(184)	81
Pension and other postretirement benefits, net of tax expense (benefit) of $3 and ($1) for the three months ended March 31, 2024 and 2023, respectively.	4	(6)
Hedging activities, net of tax expense (benefit) of $2 and ($1) for the three months ended March 31, 2024 and 2023, respectively.	8	(2)
Total other comprehensive income (loss) from continuing operations, net of tax	(172)	73
Comprehensive income (loss) from continuing operations	(133)	73
Income from discontinued operations, net of tax	—	45
Other comprehensive income from discontinued operations, net of tax - currency translation adjustments	—	21
Comprehensive income from discontinued operations	—	66
Comprehensive income (loss)	(133)	139
Less: Comprehensive income attributable to noncontrolling interests	2	1
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	—
Comprehensive income (loss) attributable to Baxter stockholders	$(131)	$138
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended March 31, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2024	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
Net income	—	—	—	—	—	37	—	37	2	39
Other comprehensive income (loss)	—	—	—	—	—	—	(168)	(168)	(4)	(172)
Stock issued under employee benefit plans and other	—	—	(2)	100	(50)	—	—	50	—	50
Dividends declared on common stock	—	—	—	—	—	(148)	—	(148)	—	(148)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2024	683	$683	174	$(11,130)	$6,339	$16,003	$(3,722)	$8,173	$62	$8,235

	For the three months ended March 31, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2023	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net income	—	—	—	—	—	44	—	44	1	45
Other comprehensive income (loss)	—	—	—	—	—	—	94	94	—	94
Stock issued under employee benefit plans and other	—	—	(1)	65	(10)	—	—	55	—	55
Dividends declared on common stock	—	—	—	—	—	(147)	—	(147)	—	(147)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2023	683	$683	178	$(11,324)	$6,312	$13,947	$(3,739)	$5,879	$62	$5,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operations
Net income	$39	$45
Less: Income from discontinued operations, net of tax	—	45
Income from continuing operations	39	—
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization	335	313
Deferred income taxes	(69)	(61)
Stock compensation	25	25
Net periodic pension and other postretirement costs	(5)	(4)
Other	9	14
Changes in balance sheet items:
Accounts receivable, net	137	148
Inventories	(204)	(163)
Prepaid expenses and other current assets	(10)	(31)
Accounts payable	131	144
Accrued expenses and other current liabilities	(190)	119
Other	(35)	(35)
Cash flows from operations - continuing operations	163	469
Cash flows from operations - discontinued operations	—	10
Cash flows from operations	163	479
Cash flows from investing activities
Capital expenditures	(176)	(165)
Acquisitions of developed technology and investments	(6)	(3)
Proceeds from sale of marketable equity securities	16	—
Other investing activities, net	—	5
Cash flows from investing activities - continuing operations	(166)	(163)
Cash flows from investing activities - discontinued operations	—	(7)
Cash flows from investing activities	(166)	(170)
Cash flows from financing activities
Repayments of debt	(15)	(3)
Net (decreases) increases in debt with original maturities of three months or less	—	(249)
Cash dividends on common stock	(147)	(146)
Proceeds from stock issued under employee benefit plans	40	36
Other financing activities, net	(18)	(10)
Cash flows from financing activities	(140)	(372)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(25)	18
Decrease in cash, cash equivalents and restricted cash	(168)	(45)
Cash, cash equivalents and restricted cash at beginning of period (1)	3,198	1,722
Cash, cash equivalents and restricted cash at end of period (1)	$3,030	$1,677
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of March 31, 2024, December 31, 2023, and March 31, 2023 (in millions):

	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents	$3,026	$3,194	$1,673
Restricted cash included in other non-current assets	4	4	4
Cash, cash equivalents and restricted cash	$3,030	$3,198	$1,677
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we, our or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).
In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the current interim period are not necessarily indicative of the results of operations to be expected for the full year.
In January 2023, we announced our intention to separate our Kidney Care business into a new, publicly traded company. In March 2024, we announced that we have been in recent discussions with select private equity investors to explore a potential sale of our Kidney Care business in lieu of the proposed spinoff. Regardless of the separation structure ultimately selected, the separation of our Kidney Care business is currently expected to be completed during the second half of 2024, subject to the satisfaction of customary conditions.
Risks and Uncertainties
Supply Constraints and Global Economic Conditions
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call and access to shipping lanes around the world, the war in Ukraine, the conflict in the Middle East (including attacks on merchant ships in the Red Sea), tensions amongst China, Taiwan, and the U.S., and other geopolitical events. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand. While we have seen meaningful improvements in the availability of certain component parts and improved pricing of certain raw materials and on certain transportation costs, these challenges may have a negative impact on our sales in the future.
We expect that the challenges caused by global economic conditions, among other factors, may continue to have an adverse effect on our business.
2. DISCONTINUED OPERATIONS
On September 29, 2023, we sold our BioPharma Solutions (BPS) business to Advent International and Warburg Pincus (collectively, the "buyers").
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
We concluded that our BPS business met the criteria to be classified as held-for-sale in May 2023. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our BPS business, including its significance to our overall net income and earnings per share, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.
At closing of the transaction, Baxter entered into a Transition Services Agreement (TSA) and a Master Commercial Manufacturing and Supply Agreement (MSA) with the divested entities. Pursuant to the TSA, Baxter and the divested entities will provide to each other, on an interim basis, specific transition services for up to 24 months post-closing to help ensure business continuity and minimize disruptions. Services to be provided under the TSA include finance, information technology, human resources, integrated supply chain, and certain other administrative services. Pursuant to the MSA, the divested entities will provide development, manufacturing, regulatory, and other related services for certain Baxter pharmaceutical products for up to 5 years post-closing (with certain extension rights as provided therein).
Results of Discontinued Operations
The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, for the three months ended March 31, 2023:

Three months ended March 31,
(in millions)	2023
Net sales	$136
Cost of sales	64
Gross margin	72
Selling, general and administrative expenses	15
Other income, net	1
Income from discontinued operations before income taxes	56
Income tax expense	11
Income from discontinued operations, net of tax	45
For the three months ended March 31, 2023, selling, general and administrative expenses (SG&A) include $7 million of separation-related costs incurred in connection with the sale of BPS.

3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$129	$114
Charged to costs and expenses	(1)	7
Write-offs	(6)	(1)
Currency translation adjustments	(1)	2
Balance at end of period	$121	$122

Inventories

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$750	$731
Work in process	316	285
Finished goods	1,922	1,808
Inventories	$2,988	$2,824
Property, Plant and Equipment, Net

(in millions)	March 31, 2024	December 31, 2023
Property, plant and equipment, at cost	$11,197	$11,223
Accumulated depreciation	(6,827)	(6,790)
Property, plant and equipment, net	$4,370	$4,433
Interest Expense, Net

	Three months ended March 31,
(in millions)	2024	2023
Interest expense, net of capitalized interest	$103	$127
Interest income	(25)	(10)
Interest expense, net	$78	$117
Other Income, Net

	Three months ended March 31,
(in millions)	2024	2023
Foreign exchange losses, net	$14	$14
Pension and other postretirement benefit plans	(12)	(10)
Change in fair value of marketable equity securities	(4)	(5)
Other, net	(5)	(1)
Other income, net	$(7)	$(2)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the three months ended March 31, 2024 and 2023 were $20 million and $26 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of March 31, 2024 and 2023 were $52 million and $70 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products and Therapies	Healthcare Systems and Technologies	Pharmaceuticals	Kidney Care	Total
Balance as of December 31, 2023	$1,241	$3,989	$563	$721	$6,514
Currency translation	(38)	(7)	(17)	(22)	(84)
Balance as of March 31, 2024	$1,203	$3,982	$546	$699	$6,430
For the periods ended March 31, 2024 and 2023, there were no reductions in goodwill relating to impairment losses.
Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
March 31, 2024
Gross other intangible assets	$3,444	$3,807	$1,097	$118	$680	$157	$9,303
Accumulated amortization	(745)	(2,366)	(188)	(99)	—	—	(3,398)
Other intangible assets, net	$2,699	$1,441	$909	$19	$680	$157	$5,905
December 31, 2023
Gross other intangible assets	$3,446	$3,823	$1,106	$120	$680	$157	$9,332
Accumulated amortization	(689)	(2,285)	(180)	(99)	—	—	(3,253)
Other intangible assets, net	$2,757	$1,538	$926	$21	$680	$157	$6,079
Intangible asset amortization expense was $166 million and $162 million for the three months ended March 31, 2024 and 2023, respectively.
5. FINANCING ARRANGEMENTS
Credit Facilities
In the first quarter of 2024, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the six fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. The amendment further provides for the reduction of the capacity under our U.S dollar-denominated revolving credit facility from $2.50 billion to $2.00 billion on the earlier of September 30, 2024 or the date of the sale or spinoff of our Kidney Care business. Costs incurred in connection with the amendment were not material.
Our U.S. dollar-denominated revolving credit facility currently has a capacity of $2.50 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of March 31, 2024 or December 31, 2023. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of March 31, 2024 we have capacity to draw on the full amounts under our credit facilities.
In the first three months of 2024, we repaid $13 million of senior notes at maturity.

6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2024 and December 31, 2023, our total recorded reserves with respect to legal and environmental matters were $30 million and $31 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of March 31, 2024 and December 31, 2023, our environmental reserves, which are measured on an undiscounted basis, were $14 million and $15 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached an agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. On December 16, 2022, we filed a motion to dismiss and for a more definite statement. In response, Plaintiffs filed a First Amended Complaint on January 6, 2023. We answered the First Amended Complaint on January 27, 2023. The parties reached an agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023. Starting in December 2023, a number of lawsuits have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our manufacturing facility in Round Lake, Illinois. The plaintiffs seek damages in an unspecified amount.
We acquired Hill-Rom Holdings, Inc. (Hillrom) on December 13, 2021. In July 2021, Hill-Rom, Inc., a wholly-owned subsidiary of Hillrom, received a subpoena from the United States Office of Inspector General for the Department of Health and Human Services (the DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. The subpoena was related to a lawsuit brought under the qui tam provisions of False Claims Act. The allegations included in the unsealed complaint relate to conduct prior to our acquisition of Hillrom, and the division involved is no longer operational. Hillrom voluntarily began a related internal review, and Hillrom and Baxter cooperated fully with the DHHS and the Department of Justice (DOJ) with respect to this matter. In January 2024, the parties reached an agreement to settle the allegations. We paid the settlement amounts, which were not material to our financial results, in January 2024 and the matter was dismissed in February 2024. In October 2022, the DOJ issued a separate Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Baxter is cooperating fully with the DOJ in responding to the CID. The DHHS and DOJ often issue these types of requests when investigating alleged violations of the False Claims Act.
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
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended March 31, 2024 and 2023 were $0.29.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first three months of 2024 and 2023 we did not repurchase any shares under this authority. We had $1.30 billion remaining available under the authorization as of March 31, 2024.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income includes all changes in stockholders’ equity that do not arise from transactions with stockholders, and consists of net income (loss), cumulative translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans, gains and losses on cash flow hedges, and unrealized gains and losses on available-for-sale debt securities.
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2024 and 2023.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
Other comprehensive income (loss) before reclassifications	(180)	5	6	—	(169)
Amounts reclassified from AOCI (a)	—	(1)	2	—	1
Net other comprehensive income (loss)	(180)	4	8	—	(168)
Balance as of March 31, 2024	$(3,165)	$(448)	$(112)	$3	$(3,722)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	102	(3)	—	—	99
Amounts reclassified from AOCI (a)	—	(3)	(2)	—	(5)
Net other comprehensive income (loss)	102	(6)	(2)	—	94
Balance as of March 31, 2023	$(3,284)	$(337)	$(121)	$3	$(3,739)
(a)    See table below for details about these reclassifications.
The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2024 and 2023.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2024	Three months ended March 31, 2023	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$2	$5	Other income, net
Less: Tax effect	(1)	(2)	Income tax expense
	$1	$3	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$2	$4	Cost of sales
Interest rate contracts	(1)	(1)	Interest expense, net
Fair value hedges	(3)	—	Other income, net
	(2)	3	Total before tax
Less: Tax effect	—	(1)	Income tax expense
	$(2)	$2	Net of tax
Total reclassifications for the period	$(1)	$5	Total net of tax
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
Our primary customers are hospitals, healthcare distribution companies, dialysis providers, and government agencies that purchase healthcare products on behalf of providers. Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. We earn revenues from acute and chronic dialysis therapies; sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products; smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space. For most of those offerings, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
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
As of March 31, 2024, we had $5.78 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Product and Therapies and Kidney Care segments. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 45% of this amount as revenue over the remainder of 2024, 30% in 2025, 15% in 2026, and 10% in 2027.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual, and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three months ended March 31, 2024 and 2023 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $2.26 billion and $2.43 billion as of March 31, 2024 and December 31, 2023, respectively.
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

The following table summarizes our contract assets:

(in millions)	March 31, 2024	December 31, 2023
Contract manufacturing services	$7	$5
Software sales	41	44
Bundled equipment and consumable medical products contracts	108	117
Contract assets	$156	$166
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
The following table summarizes contract liability activity for the three months ended March 31, 2024 and 2023. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$194	$194
New revenue deferrals	116	115
Revenue recognized upon satisfaction of performance obligations	(114)	(120)
Currency translation	1	1
Balance at end of period	$197	$190
For the three months ended March 31, 2024 and 2023, $48 million and $65 million of revenue was recognized that was included in contract liabilities as of December 31, 2023 and 2022, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	March 31, 2024	December 31, 2023
Prepaid expenses and other current assets	$53	$53
Other non-current assets	103	113
Contract assets	$156	$166

Accrued expenses and other current liabilities	$155	$148
Other non-current liabilities	42	46
Contract liabilities	$197	$194
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
The components of lease revenue for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended March 31,
(in millions)	2024	2023
Sales-type lease revenue	$3	$4
Operating lease revenue	144	124
Variable lease revenue	16	15
Total lease revenue	$163	$143

Our net investment in sales-type leases was $69 million as of March 31, 2024, of which $29 million originated in 2020 and prior, $16 million in 2021, $12 million in 2022, $10 million in 2023, and $2 million in 2024.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The related costs of those actions consisted primarily of employee termination costs, implementation costs, contract termination costs, and asset impairments. We currently expect to incur additional pre-tax costs, primarily related to implementation of business optimization programs, of approximately $15 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our newly implemented operating model, intended to simplify and streamline our operations, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three months ended March 31, 2024 and 2023, we recorded the following charges related to business optimization programs.

	Three Months Ended March 31,
(in millions)	2024	2023
Restructuring charges	$47	$110
Costs to implement business optimization programs	10	24
Total business optimization charges	$57	$134
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three months ended March 31, 2024 and 2023, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three months ended March 31, 2024 and 2023, we recorded the following restructuring charges.

	Three months ended March 31, 2024
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$5	$15	$16	$36
Contract termination and other costs	1	5	—	6
Asset impairments	5	—	—	5
Total restructuring charges	$11	$20	$16	$47

	Three months ended March 31, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$17	$63	$7	$87
Contract termination and other costs	3	—	—	3
Asset impairments	12	8	—	20
Total restructuring charges	$32	$71	$7	$110

For the three months ended March 31, 2024, our most significant restructuring actions, reflecting $24 million of the restructuring charges in the table above, were related to a program to centralize certain of our R&D activities into a new location and to our recent implementation of a new operating model intended to simplify and streamline our operations.
For the three months ended March 31, 2023, our most significant restructuring action, reflecting $78 million of the restructuring charges in the table above, was related to the implementation of our new operating model.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2023	$128
Charges	42
Payments	(35)
Currency translation	1
Liability balance as of March 31, 2024	$136
Substantially all of our restructuring liabilities as of March 31, 2024 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2024.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three months ended March 31,
(in millions)	2024	2023
Pension benefits
Service cost	$7	$6
Interest cost	38	37
Expected return on plan assets	(50)	(44)
Amortization of net losses and prior service costs	3	1
Net periodic pension cost	$(2)	$—
OPEB
Interest cost	$2	$2
Amortization of net loss and prior service credit	(5)	(6)
Net periodic OPEB cost (income)	$(3)	$(4)

12. INCOME TAXES
Our effective income tax rate was 66.4% and 100.0% for the three months ended March 31, 2024 and 2023, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended March 31, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by $37 million of income tax expense resulting from internal reorganization transactions related to the proposed separation of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, and an increase in our liabilities for various uncertain tax positions.
For the three months ended March 31, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to tax shortfalls on stock compensation awards and an increase in our liabilities for uncertain tax positions.
13. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.
The following table is a reconciliation of income from continuing operations to net income attributable to Baxter stockholders.

	Three months ended March 31,
(in millions)	2024	2023
Income from continuing operations	$39	$—
Less: Net income attributable to noncontrolling interests	2	1
Income (loss) from continuing operations attributable to Baxter stockholders	37	(1)
Income from discontinued operations	—	45
Net income attributable to Baxter stockholders	$37	$44

The following table is a reconciliation of basic shares and diluted shares.

	Three months ended March 31,
(in millions)	2024	2023
Basic shares	508	505
Effect of dilutive securities	2	—
Diluted shares	510	505
Basic and diluted shares are the same for the three months ended March 31, 2023 due to our loss from continuing operations attributable to Baxter stockholders. The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 16 million and 24 million shares issuable under equity awards for the three months ended March 31, 2024, and 2023, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Renminbi, Japanese Yen, Swedish Krona, Polish Zloty, Mexican Peso, Australian Dollar, Canadian Dollar, Korean Won, Colombian Peso, Brazilian Real, Turkish Lira, and Indian Rupee. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $261 million and $340 million as of March 31, 2024 and December 31, 2023, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at March 31, 2024 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2024 and December 31, 2023.
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
There were no outstanding interest rate contracts designated as fair value hedges as of March 31, 2024 and December 31, 2023.
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
In May 2019, we issued €750 million of 0.40% senior notes due May 2024. We had designated these debt obligations as hedges of our investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances were previously recorded as a component of AOCI. In October 2023, we dedesignated this previously designated net investment hedge and concurrently entered into a fair value hedging relationship as discussed in the "Fair Value Hedges" section above.
As of March 31, 2024, we had an accumulated pre-tax unrealized translation gain in AOCI of $75 million related to the Euro-denominated senior notes.
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
There were no cash flow hedge dedesignations in the first three months of 2024 or 2023 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur. The losses relating to these terminations continue to be deferred and are being recognized consistent with the underlying hedged item, interest expense on the issuance of debt.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2024 or 2023.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first three months of 2024 or 2023.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $707 million as of March 31, 2024 and $709 million as of December 31, 2023.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended March 31, 2024 and

2023.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2024	2023		2024	2023
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	10	—	Cost of sales	2	4
Fair value hedges
Foreign exchange contracts	(2)	—	Other income, net	(3)	—
Net investment hedges	38	(48)	Other income, net	—	—
Total	$46	$(48)		$(2)	$3

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2024	2023
Fair value hedges
Foreign exchange contracts	Other income, net	$(23)	$—
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	(17)	(3)
Total		$(40)	$(3)
As of March 31, 2024, less than $1 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2024.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$13	Accrued expenses and other current liabilities	$7
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	6	Accrued expenses and other current liabilities	1
Total derivative instruments		$19		$8
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2023.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Undesignated derivative instruments
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

	March 31, 2024		December 31, 2023
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$19	$8	$51	$5
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(2)	(2)	(5)	(5)
Total	$17	$6	$46	$—
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of March 31, 2024	Balance as of December 31, 2023	Balance as of March 31, 2024	Balance as of December 31, 2023
Long-term debt	$100	$100	$3	$3
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$19	$—	$19	$—
Available-for-sale debt securities	22	—	—	22
Marketable equity securities	31	31	—	—
Total	$72	$31	$19	$22
Liabilities
Foreign exchange contracts	$8	$—	$8	$—
Contingent payments related to acquisitions	14	—	—	14
Total	$22	$—	$8	$14

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$51	$—	$51	$—
Available-for-sale debt securities	22	—	—	22
Marketable equity securities	44	44	—	—
Total	$117	$44	$51	$22
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	14	—	—	14
Total	$19	$—	$5	$14
As of March 31, 2024 and December 31, 2023, cash and cash equivalents of $3.03 billion and $3.19 billion, respectively, included money market funds of approximately $1.47 billion and $1.63 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three months ended March 31,
	2024		2023
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$14	$22	$84	$47
Change in fair value recognized in earnings	—	—	(13)	—
Transfers out of Level 3	—	—	—	(5)
Payments	—	—	(1)	—
Fair value at end of period	$14	$22	$70	$42

During the three months ended March 31, 2023, available-for-sale debt securities were reclassified from Level 3, upon conversion to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon initial public offerings of the investees.
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of March 31, 2024 and December 31, 2023.

	Book values		Fair values(a)
(in millions)	2024	2023	2024	2023
Liabilities
Current maturities of long-term debt and finance lease obligations	$2,634	$2,668	$2,606	$2,621
Long-term debt and finance lease obligations	11,092	11,130	9,872	10,067
(a)    These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.
The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments not presented in the above table, such as accounts receivable, and accounts payable, approximate their fair values due to the short-term maturities of most of those assets and liabilities.
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $67 million as of March 31, 2024 and $66 million as of December 31, 2023. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. Those investments are included in Other non-current assets on our condensed consolidated balance sheets.
16. SEGMENT INFORMATION
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies, Pharmaceuticals, and Kidney Care (which we are planning to divest during the second half of 2024 through either a sale or spinoff, as discussed above). Our segments were changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segment presentation.
The Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products. The Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices, and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia, and drug compounding. The Kidney Care segment includes sales of chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. Other sales not allocated to a segment primarily include sales of products and services provided directly through certain of our manufacturing facilities and royalty income under a business development arrangement that ended in early 2023 when we acquired the related product rights.

Disaggregation of Net Sales
The following tables present our U.S. and International disaggregated net sales. Intersegment sales are eliminated in consolidation.

	Three months ended March 31,
	2024			2023
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$526	$440	$966	$514	$397	$911
Advanced Surgery	147	116	263	144	102	246
Medical Products and Therapies	673	556	1,229	658	499	1,157
Care and Connectivity Solutions	278	124	402	298	131	429
Front Line Care	195	70	265	221	81	302
Healthcare Systems and Technologies	473	194	667	519	212	731
Injectables and Anesthesia	191	137	328	173	132	305
Drug Compounding	—	250	250	—	218	218
Pharmaceuticals	191	387	578	173	350	523
Chronic Therapies[1]	226	662	888	229	655	884
Acute Therapies[1]	85	129	214	64	124	188
Kidney Care	311	791	1,102	293	779	1,072
Other[1]	11	5	16	24	6	30
Total Baxter	$1,659	$1,933	$3,592	$1,667	$1,846	$3,513
1     In connection with our segment change in the third quarter of 2023, we reclassified $8 million of sales from the first quarter of 2023 from Chronic Therapies to Acute Therapies to conform to the current period presentation. Additionally, in connection with the reclassification of our BPS business to discontinued operations during the second quarter of 2023, we reclassified $2 million of contract manufacturing revenues from the first quarter of 2023 from BPS to Other (within continuing operations), as the related manufacturing facility was not part of that divestiture transaction.
Geographic Sales Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

	Three months ended March 31,
	2024	2023
United States	$1,659	$1,667
Emerging markets[1]	778	757
Rest of world[2]	1,155	1,089
Total Baxter	$3,592	$3,513
1 Emerging markets includes sales from our operations in Eastern Europe, the Middle East, Africa, Latin America, and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia, and New Zealand.
Segment Operating Income
We use segment operating income to evaluate the performance of our segments and to make resource allocation decisions. Segment operating income represents income before income taxes, interest and other non-operating income or expense, unallocated corporate costs, intangible asset amortization, and other special items. Special items, which are presented below in our reconciliations of segment operating income to income from continuing operations before income taxes, are excluded from segment operating income because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period.
Most global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. The following table presents our segment operating income and reconciliations of segment operating income to income from continuing operations before income taxes.

	Three months ended March 31,
(in millions)	2024	2023
Medical Products and Therapies	$227	$197
Healthcare Systems and Technologies	67	112
Pharmaceuticals	78	87
Kidney Care	159	57
Other	4	7
Total	535	460
Unallocated corporate costs	(20)	(21)
Intangible asset amortization expense	(166)	(162)
Business optimization items	(57)	(134)
Acquisition and integration items	(5)	7
Separation-related costs	(92)	(9)
European Medical Devices Regulation	(8)	(12)
Total operating income	187	129
Interest expense, net	78	117
Other income, net	(7)	(2)
Income from continuing operations before income taxes	$116	$14
Our chief operating decision maker does not receive any asset information by operating segment and, accordingly, we do not report asset information by operating segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023.
RECENT STRATEGIC ACTIONS
In mid-2022, our Board of Directors authorized a strategic review of our business portfolio, with the goal of increasing stockholder value. As part of that review process, we identified and evaluated a range of potential strategic actions, including opportunities for sales and other separation transactions. In January 2023, following the completion of that review, we announced a number of planned strategic actions, as discussed below, which are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value.
Proposed Separation of Kidney Care Business
In January 2023, we announced a proposed spinoff of our Kidney Care business into an independent publicly traded company. In March 2024, we announced that we have been in recent discussions with select private equity investors to explore a potential sale of our Kidney Care business in lieu of the proposed spinoff. Regardless of the separation structure ultimately selected, the separation of our Kidney Care business is currently expected to be completed during the second half of 2024, subject to the satisfaction of customary conditions. During the first quarter of 2024 we generated $1.10 billion of net sales from our Kidney Care segment, representing approximately 31% of our consolidated net sales.
Since the initial announcement of the proposed separation of our Kidney Care business, we have incurred significant separation-related costs that have adversely impacted our earnings and cash flows. We expect to continue to incur significant separation costs, which will continue to adversely impact our earnings and cash flows, until the proposed separation is completed. Additionally, if the proposed separation is completed, we expect to incur some amount of dis-synergies due to the reduced size of our company and, as a result, we will need to undertake various actions to help ensure that our cost structure is appropriate to support our remaining businesses.
There can be no guarantees that the proposed separation will be completed in the manner or over the timeframe described above, or at all.
Implementation of New Operating Model and Resulting Segment Change
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies, Pharmaceuticals, and Kidney Care (which we are currently planning to divest during the second half of 2024 through either a sale or spinoff, as discussed above). Our segments were changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segment presentation. See Note 16 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Sale of BioPharma Solutions (BPS) Business
On September 29, 2023, we completed the sale of our BioPharma Solutions (BPS) business and received cash proceeds of $3.96 billion from that transaction. The results of operations and cash flows of our BPS business for the three months ended March 31, 2023 are reported as discontinued operations in the accompanying condensed consolidated financial statements. We intend to use substantially all of the after-tax proceeds from this transaction to repay certain of our debt obligations, including $514 million of commercial paper borrowings and $2.28 billion of long-term debt that we repaid during the fourth quarter of 2023. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Supply Constraints, Global Economic Conditions, and Regulatory Matters
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), and higher transportation costs, resulting from the COVID-19 pandemic and other exogenous factors including significant weather events, elevated inflation levels, increased interest rates, disruptions to certain ports of call and access to shipping ports around the world, the war in Ukraine, the conflict in the Middle East (including attacks on merchant ships in the Red Sea), tensions amongst China, Taiwan, and the U.S., and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing facilities, which often require us to transport our products long distances, we may be more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. While we have seen meaningful improvements in the availability of certain component parts and improved pricing in certain raw materials and on certain transportation costs, these challenges may have a negative impact on our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories (including those acquired in our December 2021 acquisition of Hill-Rom Holdings, Inc. (Hillrom)) due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.

Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The war in Ukraine, the conflict in the Middle East (including attacks on merchant ships in the Red Sea), tensions amongst China, Taiwan, and the U.S., and the sanctions and other measures being imposed in response to these conflicts (and the potential for escalation of these conflicts) have increased the levels of economic and political uncertainty and we continue to closely monitor the developing situations. While we have substantially completed our wind down efforts related to our business in Russia, a significant escalation or expansion of economic disruption or the current scope of the war in Ukraine could have an adverse effect on our operations (including our supply chain) in the region.

Our global operations expose us to risks associated with public health crises and epidemics/pandemics. COVID-19 had, and it or any other future public health crisis could in the future have an adverse impact on, among other things, our expenses, operations, supply chains, and distribution systems. Any resurgence of the pandemic or any new public health crisis could again impact healthcare priorities and cause volatility in the demand for our products.

The existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and may continue to result in, higher interest rates, shipping costs, labor costs, and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased, and could continue to increase, our costs of sourcing certain raw materials in some jurisdictions. We have experienced and may continue to experience inflationary increases in manufacturing costs and operating expenses and we may not be able to pass these cost increases on to our customers in a timely manner or at all, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations (as described in Item 1, Government Regulation, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023) require that we obtain specific approval from the Food and Drug Administration (FDA) or applicable non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals or clearances could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, the FDA in the United States, the European Medicines Agency in Europe, the China Food and Drug Administration in China, and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, pricing, distribution, and post-market surveillance of our products. Our failure to comply with these requirements may subject us to various actions, including warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses, and may have a material adverse impact on our results of operations.

For further discussion, please refer to Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
RESULTS OF OPERATIONS
For the three months ended March 31, 2024, net income attributable to Baxter stockholders was $37 million, or $0.07 per diluted share. For the three months ended March 31, 2023, net loss from continuing operations attributable to Baxter stockholders was $1 million, or $0.00 per diluted share, and net income from discontinued operations was $45 million, or $0.09 per diluted share. For the three months ended March 31, 2024, our results included special items that decreased net income attributable to Baxter stockholders by $294 million, or $0.58 per diluted share. For the three months ended March 31, 2023, our results included special items that decreased income from continuing operations attributable to Baxter stockholders by $249 million, or $0.49 per diluted share, and decreased net income from discontinued operations by $4 million, or $0.01 per diluted share. See the subsection entitled “Special Items” for information about special items for all periods presented.
CONSOLIDATED NET SALES

	Three Months Ended March 31,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
United States	$1,659	$1,667	(0)%	0%
Emerging markets[2]	778	757	3%	4%
Rest of world[3]	1,155	1,089	6%	6%
Total net sales	$3,592	$3,513	2%	3%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
2    Emerging markets includes sales from our operations in Eastern Europe, the Middle East, Africa, Latin America, and Asia (except for Japan).
3    Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia, and New Zealand.
Foreign currency adversely impacted net sales by 1 percentage point during the first quarter of 2024, compared to the prior year period, primarily due to the strengthening of the U.S. Dollar relative to the Turkish Lira, Chinese Renminbi, Australian Dollar, and Japanese Yen, partially offset by the weakening of the U.S. Dollar relative to the Colombian Peso, British Pound, Mexican Peso, and Euro.
NET SALES BY SEGMENT
Medical Products and Therapies
Our Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products.

	Three Months Ended March 31,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Infusion Therapies and Technologies	$966	$911	6%	6%
Advanced Surgery	263	246	7%	8%
Total Medical Product and Therapies net sales	$1,229	$1,157	6%	6%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product and Therapies segment net sales increased 6% in the first quarter of 2024, as compared to the prior year period.
Infusion Therapies and Technologies net sales increased 6% in the first quarter of 2024, as compared to the prior year period. Sales performance primarily reflected growth in IV solutions and, to a lesser extent, international nutrition product offerings. Growth in the current year period was primarily attributable to pricing initiatives with the remainder driven by volume.
In April 2024, we received U.S. Food and Drug Administration (FDA) 510(k) clearance of our Novum IQ large volume infusion pump (LVP), which is expected to favorably impact the net sales generated by our Infusion Therapies and Technologies business during the second half of 2024.
Advanced Surgery net sales increased 7% in the first quarter of 2024, as compared to the prior year period. Sales performance primarily reflected growth in hemostats and sealants and, to a lesser extent, adhesion prevention product offerings. Growth in the current year period was primarily attributable to increased sales volume. Foreign currency exchange rates adversely impacted sales growth by 1%, as compared to the prior year period.
Healthcare Systems and Technologies
Our Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices, and other accessories.

	Three Months Ended March 31,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$402	$429	(6)%	(7)%
Front Line Care	265	302	(12)%	(12)%
Total Healthcare Systems and Technologies net sales	$667	$731	(9)%	(9)%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems and Technologies segment net sales decreased 9% in the first quarter of 2024, as compared to the prior year period.
Care and Connectivity Solutions net sales decreased 6% in the first quarter of 2024, as compared to the prior year period, primarily driven by volume declines resulting from the timing of capital orders by our hospital customers, the phasing of installations, primarily with respect to care communications products, to future periods, and lower rental revenues. We were also impacted by challenges related to commercial execution that we are currently addressing in order to improve the performance of this business. Foreign currency exchange rates favorably impacted sales growth by 1% for the quarter, as compared to the prior year period.
Front Line Care net sales decreased 12% in the first quarter of 2024, as compared to the prior year period. Sales performance primarily reflected declines in our connected monitoring and intelligent diagnostics product offerings. The sales decline as compared to the prior year was primarily driven by an increased backlog in the current year period, compared with a backlog reduction in the prior year period, and softer demand in the primary care market.
We currently expect the growth rates for our Healthcare Systems and Technologies segment to meaningfully improve during the second half of 2024.

Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

	Three Months Ended March 31,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Injectables and Anesthesia	$328	$305	8%	8%
Drug Compounding	250	218	15%	15%
Total Pharmaceuticals net sales	$578	$523	11%	11%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Pharmaceuticals segment net sales increased 11% in the first quarter of 2024 compared to the prior year period.
Injectables and Anesthesia net sales increased 8% in the first quarter of 2024 compared to the prior year period primarily due to growth in our U.S. specialty injectable products, driven by new product launches, including Zosyn, following the transfer of the related product rights to us in April 2023, Bendamustine, and Norepinephrine, partially offset by lower sales of inhaled anesthesia products.
Drug Compounding net sales increased 15% in the first quarter of 2024, as compared to the prior year period. The increase was driven by increased demand for our international pharmacy compounding services.
Kidney Care
Our Kidney Care segment includes Chronic Therapies, comprised of peritoneal dialysis (PD) and hemodialysis (HD),and Acute Therapies, comprised of continuous renal replacement therapies (CRRT) and other organ support therapies.

	Three Months Ended March 31,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Chronic Therapies	$888	$884	0%	2%
Acute Therapies	214	188	14%	15%
Total Kidney Care net sales	$1,102	$1,072	3%	4%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Kidney Care segment net sales increased 3% in the first quarter of 2024, as compared to the prior year period.
Chronic Therapies sales were flat in the first quarter of 2024, as compared to the prior year period. Sales performance in the current year period was primarily due to patient growth, pricing, and recent government tender awards, partially offset by lower sales in China, primarily due to government-based procurement initiatives and the impact of COVID-19 on that country’s renal patient population, and select product and market exits. Foreign currency exchange rates adversely impacted sales growth by 2%, as compared to the prior year period.
Acute Therapies net sales increased 14% in the first quarter of 2024, as compared to the prior year period. The increase in the current year period was primarily driven by higher sales volume resulting from strong demand for our CRRT offerings, particularly in the United States. Foreign currency exchange rates adversely impacted sales growth by 1%, as compared to the prior year period.
Other
During the three months ended March 31, 2024 and 2023, we earned $16 million and $30 million, respectively, of revenues that were not attributable to our reportable segments. In the current and prior year periods, those other sales primarily represent revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The prior year period also includes royalty income under a business development arrangement. The decrease in the current year as compared to the prior year period primarily reflects lower contract manufacturing volume and, to a lesser extent, termination of the royalty arrangement following our acquisition of the rights to the underlying product.
COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in millions)	2024	2023
Gross Margin
Intangible asset amortization expense	$(114)	$(110)
Business optimization items[1]	(14)	(35)
Acquisition and integration items[2]	(1)	—
European medical devices regulation[3]	(8)	(12)
Separation-related costs[4]	(4)	(1)
Total Special Items	$(141)	$(158)
Impact on Gross Margin Ratio	(3.9) pts	(4.5) pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$52	$52
Business optimization items[1]	27	92
Acquisition and integration items[2]	4	6
Separation-related costs[4]	88	$8
Total Special Items	$171	$158
Impact on SG&A Ratio	4.8 pts	4.5 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$16	$7
Total Special Items	$16	$7
Impact on R&D Ratio	0.4 pts	0.2 pts
Other Operating Income, net
Acquisition and integration items[2]	$—	$(13)
Total Special Items	$—	$(13)
Income Tax Expense
Tax matters[5]	$37	$3
Tax effects of special items[6]	(71)	$(64)
Total Special Items	$(34)	$(61)
Impact on Effective Tax Rate	41.4 pts	76.9 pts
1Our results in 2024 and 2023 were impacted by costs associated with our execution of programs to optimize our organization and cost structure. These restructuring and other business optimization costs included actions related to our current implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities, rationalization of certain other manufacturing and distribution facilities, and transformation of certain general and administrative functions. Our results in 2024 and 2023 included business optimization charges of $57 million and $134 million, respectively. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results in 2024 and 2023 reflected integration costs of $5 million and $6 million, respectively, which primarily included third party consulting costs related to our integration of Hillrom. In 2023, those costs were offset by $13 million of net gains from changes in the estimated fair values of contingent consideration liabilities.
3Our results in 2024 and 2023 included $8 million and $12 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
4Our results in 2024 and 2023 included separation-related costs of $92 million and $9 million, respectively, primarily reflecting costs of external advisors supporting our activities to prepare for the proposed separation of our Kidney Care segment. We also incurred $7 million of additional separation-related costs in 2023 related to the sale of our BPS business that are reported in discontinued operations and are not presented in the table above.
5Our results in 2024 included $37 million of income tax expenses resulting from internal reorganization transactions related to the proposed separation of our Kidney Care segment. Our results in 2023 included a $3 million reallocation of income tax expense between discontinued operations and continuing operations resulting from the application of intraperiod tax allocation to our adjusted results in an interim period.
6This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Gross Margin and Expense Ratios

	Three months ended March 31,
	2024	% of net sales	2023	% of net sales	$ change	% change
Gross margin	$1,387	38.6%	$1,275	36.3%	$112	8.8%
SG&A	$1,027	28.6%	$995	28.3%	$32	3.2%
R&D	$176	4.9%	$164	4.7%	$12	7.3%

Gross Margin
The gross margin ratio was 38.6% and 36.3% in the first quarter of 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.9 and 4.5 percentage points on the gross margin ratio in the first quarter of 2024 and 2023, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of special items, the gross margin ratio increased 1.7 percentage points in the first quarter of 2024 compared to the prior year period, primarily due to pricing and initiatives to reduce our manufacturing and supply chain costs.
SG&A
The SG&A expenses ratio was 28.6% and 28.3% in the first quarter of 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 4.8 and 4.5 percentage points on the SG&A expenses ratio in the first quarter of 2024 and 2023, respectively.
Excluding the impact of special items, the SG&A expenses ratio remained flat in the first quarter of 2024 compared to the prior year period.
R&D
The R&D expenses ratio was 4.9% and 4.7% in the first quarter of 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 0.4 and 0.2 percentage points on the R&D expenses ratio in the first quarter of 2024 and 2023, respectively.
Excluding the impact of special items, the R&D expenses ratio remained flat in the first quarter of 2024 compared to the prior year period.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts have included restructuring the organization, optimizing our manufacturing footprint, R&D operations, and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The related costs of these actions consisted primarily of employee termination costs, implementation costs, contract termination costs, and asset impairments.
For the three months ended March 31, 2024, our most significant restructuring actions, reflecting $24 million of the restructuring charges in the current year period, were related to a program to centralize certain of our R&D activities into a new location and to our recent implementation of a new operating model intended to simplify and streamline our operations.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $15 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $3 million and $13 million in the first quarter of 2024 and 2023, respectively. In the first quarter of 2024, this amount was comprised of income from transition services arrangements related to the divestiture of our BPS business. In the first quarter of 2023, this amount was comprised of gains from changes in the estimated fair value of contingent consideration arrangements.
Interest Expense, Net
Interest expense, net was $78 million and $117 million in the first quarter of 2024 and 2023, respectively. The decrease in 2024 was driven by debt repayments in the fourth quarter of 2023, partially offset by higher interest income due to a higher average cash balance and higher interest rates during the current year period.
Other Income, net
Other income, net was $7 million and $2 million in the first quarter of 2024 and 2023, respectively. In both the current and prior year periods, other income, net was primarily driven by pension and other postretirement benefits and increases in the fair value of marketable equity securities, partially offset by foreign exchange losses.
Income Taxes
Our effective income tax rate was 66.4% and 100.0% in the first quarter of 2024 and 2023, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards. Our effective income tax rate during interim periods reflects our estimated annual effective tax rate and discrete items.
For the three months ended March 31, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by $37 million of income tax expense resulting from internal reorganization transactions related to the proposed separation of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, and an increase in our liabilities for various uncertain tax positions.
For the three months ended March 31, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to tax shortfalls on stock compensation awards and an increase in our liabilities for uncertain tax positions.
The Organization of Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. On December 12, 2022, the EU member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries both within and outside the EU have enacted new laws implementing Pillar Two or have draft legislation proposed for adoption. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation occurring in 2024. We currently expect that the impact of the Pillar Two legislation on our income tax expense for the year ending December 31, 2024 will be approximately $10 million to $15 million. We are continuing to evaluate the potential impacts of the Inclusive Framework for 2025 and future years, pending legislative adoption by individual countries, which could result in further adverse impacts on our income tax expense and cash flows.
Discontinued Operations
On September 29, 2023, we completed the sale of our BPS business. The results of operations and cash flows of our BPS business are reported as discontinued operations in the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Prior period amounts have been adjusted to reflect discontinued operations presentation. Refer to Note 2 within Item 1 for additional information.

SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three months ended March 31,
(in millions)	2024	2023
Medical Products and Therapies	$227	$197
% of Segment Net Sales	18.5%	17.0%
Healthcare Systems and Technologies	67	112
% of Segment Net Sales	10.0%	15.3%
Pharmaceuticals	78	87
% of Segment Net Sales	13.5%	16.6%
Kidney Care	159	57
% of Segment Net Sales	14.4%	5.3%
Other	4	7
Total	535	460
Unallocated corporate costs	(20)	(21)
Intangible asset amortization expense	(166)	(162)
Business optimization items	(57)	(134)
Acquisition and integration items	(5)	7
Separation-related costs	(92)	(9)
European Medical Devices Regulation	(8)	(12)
Total operating income	187	129
Interest expense, net	78	117
Other income, net	(7)	(2)
Income from continuing operations before income taxes	$116	$14
Medical Products and Therapies
Segment operating income was $227 million and $197 million in the first quarter of 2024 and 2023, respectively. Segment operating income increased in the first quarter compared to the prior year period due to the increased gross profit from higher sales in the current year period.
Healthcare Systems and Technologies
Segment operating income was $67 million and $112 million in the first quarter of 2024 and 2023, respectively. Segment operating income decreased in the first quarter compared to the prior year period due to lower gross profit from lower sales in the current year period and, to a lesser extent, increased R&D expense, primarily related to our connected care portfolio.
Pharmaceuticals
Segment operating income was $78 million and $87 million in the first quarter of 2024 and 2023, respectively. Segment operating income decreased in the first quarter compared to the prior year period due to a lower gross margin percentage, reflecting increased costs of certain inventory manufactured by our former BPS business, which now incorporates a third-party mark-up following our divestiture of that business in September 2023, and increased SG&A expense, including marketing-related costs in connection with recent product launches.
Kidney Care
Segment operating income was $159 million and $57 million in the first quarter of 2024 and 2023, respectively. Segment operating income increased in the first quarter compared to the prior year period due to a higher gross margin, primarily driven by sales growth, initiatives to reduce our manufacturing and supply chain costs, a favorable product mix and, to a lesser extent, improved margins on dialyzers sold in the current period driven by higher production volumes and better absorption in advance of our closure of a dialyzer manufacturing facility at the end of 2023.
Other
During the three months ended March 31, 2024 and 2023 we earned $4 million and $7 million, respectively, of operating income that was not attributable to our reportable segments. Operating income generated by activities not attributable to our reportable segments is presented as Other. In the current and prior year periods, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The prior year period also includes royalty income under a business development arrangement. The decreases in the current year as compared to the prior year periods reflect lower contract manufacturing volume and, to a lesser extent, termination of the royalty arrangement following our acquisition of the rights to the underlying product.
Unallocated Corporate Costs
Under our new operating model, most global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. Additionally, intangible asset amortization and other special items are not allocated to our segments. Prior to the implementation of our new operating model in the third quarter of 2023, more costs were maintained at corporate and were not allocated to our previous segments. Certain of the costs that were previously maintained at corporate under our prior segment structure that are now allocated to our segments include manufacturing variances and centrally managed supply chain costs, certain R&D costs, product category support costs, stock compensation expense, and certain employee benefit plan costs.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the three-month periods ended March 31, 2024 and 2023.

	Three months ended March 31,
(in millions)	2024	2023
Cash flows from operations - continuing operations	$163	$469
Cash flows from investing activities - continuing operations	(166)	$(163)
Cash flows from financing activities	(140)	$(372)
Cash Flows from Operations - Continuing Operations
For the three months ended March 31, 2024 and 2023, operating cash flows from continuing operations were $163 million and $469 million, respectively. Operating cash flows from continuing operations in the current year period were unfavorably impacted, as compared to the prior year period, by higher annual payouts under our employee incentive compensation plans, which were determined based on our 2023 performance, payments for costs incurred in connection with the separation of our Kidney Care business, a larger increase in inventory, and higher payments of restructuring costs.
Cash Flows from Investing Activities - Continuing Operations
For the first three months ended March 31, 2024, cash used in investing activities from continuing operations primarily included capital expenditures of $176 million, partially offset by $16 million of proceeds from sales of marketable securities. For the first three months ended March 31, 2023, cash used in investing activities from continuing operations primarily included capital expenditures of $165 million.
Cash Flows from Financing Activities
For the first three months ended March 31, 2024, cash used in financing activities included dividend payments of $147 million and debt repayments of $15 million, partially offset by proceeds from stock issued under employee benefit plans of $40 million. In the first three months of 2023, cash used for financing activities included a net decrease of commercial paper borrowings of $249 million and dividend payments of $146 million, partially offset by proceeds from stock issued under employee benefit plans of $36 million.

As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first three months of 2024. We had $1.30 billion remaining available under this authorization as of March 31, 2024.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of March 31, 2024, we had a U.S. Dollar-denominated term loan credit facility, which had two tranches of term loans outstanding, a U.S. Dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility.
As of March 31, 2024, we had $130 million outstanding under one tranche of our U.S. Dollar-denominated term loan credit facility that matures in 2024 and $1.64 billion outstanding under the other tranche of our U.S. Dollar-denominated term loan credit facility that matures in 2026. Borrowings under the term loan credit facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin plus a credit spread adjustment or a “base rate” plus an applicable margin. The term loan credit facility contains various covenants, including a maximum net leverage ratio. We have the option to prepay outstanding amounts under the term loan credit facility in whole or in part at any time.
As of March 31, 2024, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.50 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of March 31, 2024 or December 31, 2023. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
In the first quarter of 2024, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the six fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. The amendment further provides for the reduction of the capacity under our U.S dollar-denominated revolving credit facility from $2.50 billion to $2.00 billion on the earlier of September 30, 2024 or the date of the sale or spinoff of our Kidney Care business. As of March 31, 2024, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of March 31, 2024, we had capacity to draw on the full amounts under our credit facilities. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on our credit facilities.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the revolving credit facilities; however, electing to do so would result in higher interest expense. We had no commercial paper borrowings outstanding as of March 31, 2024.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, including the proceeds from the recently completed sale of our BPS business, future cash flows from operations and potentially by issuing debt, which could include commercial paper, bond issuances, or other financing arrangements. We had $3.03 billion of cash and cash equivalents as of March 31, 2024, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of March 31, 2024, we had approximately $13.73 billion of long-term debt and finance lease obligations, including current maturities, and no short-term debt. We currently expect to use substantially all of the remaining net after-tax cash proceeds from the BPS divestiture to continue to repay indebtedness through the first half of 2024. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.

Our ability to generate cash flows from operations and issue debt on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in market conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support our growth objectives and reduce our post-Hillrom acquisition debt levels as we take actions consistent with our capital allocation priorities. In January 2024, Fitch revised our senior debt credit rating from BBB to BBB-, our senior debt credit rating outlook rating from rating watch negative to stable and our short-term debt credit rating from F2 to F3. There have been no changes to our investment grade credit ratings that we disclosed in our 2023 Annual Report.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2023 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2023 Annual Report.
The valuation of goodwill and other long-lived assets is one of our critical accounting policies. In connection with our November 1, 2023 annual goodwill impairment tests, we determined that no goodwill impairments had occurred. The fair values of the Front Line Care reporting unit within our Healthcare Systems and Technologies segment and the Chronic Therapies reporting unit within our Kidney Care segment exceeded their carrying values by approximately 5% and 6%, respectively. While no triggering events were identified during the three months ended March 31, 2024, we are continuing to closely monitor the performance of those reporting units, and if there is a significant adverse change in our outlook for those businesses in the future, a goodwill impairment could arise at that time. As of March 31, 2024, the carrying amounts of goodwill for our Front Line Care and Chronic Therapies reporting units were $2.41 billion and $430 million, respectively.
There have been no significant changes in the application of our critical accounting policies during the first three months of 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for our annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
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
Certain statements contained in this quarterly report on Form 10-Q may constitute “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements by their nature address matters that are uncertain to different degrees. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements may include statements with respect to the proposed separation of our Kidney Care business and other portfolio management activities we may undertake in the future, the costs, structure, and timing associated with strategic initiatives including the proposed separation, the viability and accuracy of anticipated benefits of our strategic actions, accounting estimates and assumptions (including with respect to goodwill and other intangible asset impairments), global economic conditions, litigation-related matters, future regulatory filings (or the withdrawal or resubmission of any pending submissions) and our R&D pipeline (including anticipated product approvals or clearances), sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency, interest rate and credit risks, our net interest expense, the impact of inflation on our business, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances and refinancings, the adequacy of tax provisions and reserves, the effective income tax rate, and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:

•	our ability to execute and complete strategic initiatives, asset dispositions, and other transactions, including the proposed separation of our Kidney Care business, our plans to simplify our manufacturing footprint and the timing for such transactions, the ability to satisfy any applicable conditions, and the expected proceeds, consideration, and benefits;

•	failure to accurately forecast or achieve our short-and long-term financial performance and goals (including with respect to our strategic initiatives and other actions) and related impacts on our liquidity;
•	our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds, and, if we proceed with the separation of the Kidney Care business in the form of a spinoff, the capital structure of the public company that would be formed (and the resulting capital structure for the remaining company);
•	our ability to successfully integrate acquisitions;
•	the impact of global economic conditions (including, among other things, inflation levels, interest rates, financial market volatility, banking crises, the potential for a recession, the war in Ukraine, the conflict in the Middle East (including recent attacks on merchant ships in the Red Sea), tensions amongst China, Taiwan, and the U.S. and the potential for escalation of these conflicts, the related economic sanctions being imposed globally in response to the conflicts and potential trade wars and global public health crises, pandemics and epidemics, such as the COVID-19 pandemic, or the anticipation of any of the foregoing, on our operations and our employees, customers, suppliers, and foreign governments in countries in which we operate;
•	downgrades to our credit ratings or ratings outlooks, and the related impact on our funding costs and liquidity;
•	product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements or the withdrawal or resubmission of any pending applications), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•	product quality or patient safety issues leading to product recalls, withdrawals, launch delays, warning letters, import bans, sanctions, seizures, litigation, or declining sales, including the focus on evaluating product portfolios for the potential presence or formation of nitrosamines;
•	future actions of, or failures to act or delays in acting by FDA, the European Medicines Agency, or any other regulatory body or government authority (including the SEC, DOJ, or the Attorney General of any state) that could delay, limit, or suspend product development, manufacturing, or sale, or result in seizures, recalls, injunctions, monetary sanctions, or criminal or civil liabilities;
•
demand and market acceptance risks for, and competitive pressures related to, new and existing products, challenges with accurately predicting changing customer preferences and future expenditures and inventory levels and with being able to monetize new and existing products and services, the impact of those products on quality and patient safety concerns, and the need for ongoing training and support for our products;

•	breaches, including by cyber-attack, data leakage, unauthorized access or theft, or failures of or vulnerabilities in, our information technology systems, or products;
•
the continuity, availability, and pricing of acceptable raw materials and component parts, our ability to pass some or all of these costs to our customers through price increases or otherwise, and the related continuity of our manufacturing and distribution and those of our suppliers;

•	inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization, or supply difficulties, including as a result of natural disaster, war, terrorism, global public health crises and epidemics/pandemics, regulatory actions, or otherwise;
•	our ability to finance and develop new products or enhancements on commercially acceptable terms or at all;
•	loss of key employees, the occurrence of labor disruptions (including as a result of labor disagreements under bargaining agreements or national trade union agreements or disputes with works councils) or the inability to attract, develop, retain, and engage employees;
•	failures with respect to our quality, compliance, or ethics programs;
•	future actions of third parties, including third-party payors and our customers and distributors (including GPOs and IDNs);

•	changes to legislation and regulation and other governmental pressures in the United States and globally, including the cost of compliance and potential penalties for purported noncompliance thereof, including new or amended laws, rules, and regulations, as well as the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification, and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation, and rebate policies;
•	the outcome of pending or future litigation;
•	the impact of competitive products and pricing, including generic competition, drug reimportation, and disruptive technologies;
•	global regulatory, trade, and tax policies, including with respect to climate change and other sustainability matters;
•	the ability to protect or enforce our patents or other proprietary rights (including trademarks, copyrights, trade secrets, and know-how) or where the patents of third parties prevent or restrict our manufacture, sale, or use of affected products or technology;
•	the impact of any goodwill, intangible asset, or other long-lived asset impairments on our operating results;
•	fluctuations in foreign exchange and interest rates;
•	any changes in law concerning the taxation of income (whether with respect to current or future tax reform);
•	actions by tax authorities in connection with ongoing tax audits;
•	other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, all of which are available on our website.

Actual results may differ materially from those projected in the forward-looking statements, which are more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements are not exclusive and are in addition to other factors discussed elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023. Further, other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Except as required by law, we assume no obligation, and expressly disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information or future events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Renminbi, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, Indian Rupee, and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of March 31, 2024 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of March 31, 2024, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $11 million with respect to those contracts would change by $127 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of March 31, 2024 by replacing the actual exchange rates as of March 31, 2024 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of March 31, 2024, our subsidiary in Turkey had net monetary assets of $16 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2023 Annual Report. There were no significant changes during the quarter ended March 31, 2024.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2023 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the first quarter of 2024, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of March 31, 2024. This program does not have an expiration date.
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

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

10.1
Fourth Amendment, dated as of March 21, 2024, to the Credit Agreement, dated as of September 30, 2021, as amended by that certain First Amendment, dated as of September 28, 2022, that certain Second Amendment, dated as of September 28, 2022, and that certain Third Amendment, dated as of March 13, 2023, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 21, 2024).

10.2
Fourth Amendment, dated as of March 21, 2024, to the Five-Year Credit Agreement, dated as of September 30, 2021, as amended by that certain First Amendment, dated as of September 28, 2022, that certain Second Amendment, dated as of September 28, 2022, and that certain Third Amendment, dated as of March 13, 2023, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 21, 2024).

10.3
Third Guaranty Amendment, dated as of March 21, 2024, to the Amended and Restated Guaranty, dated as of October 1, 2021, as amended by that certain Second Amendment, dated as of September 28, 2022, and that certain Second Guaranty Amendment, dated as of March 13, 2023, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, J.P. Morgan SE, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 21, 2024).

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
Date: May 2, 2024
	By:	/s/ Joel T. Grade
Joel T. Grade Executive Vice President and Chief Financial Officer, (duly authorized officer and principal financial officer)