Form 10-Q
period 2024-06-30
BAXTER INTERNATIONAL INC
filed 2024-08-06
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 31, 2024 was 510,177,606 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$2,095	$3,194
Accounts receivable, net of allowances of $123 in 2024 and $129 in 2023	2,639	2,690
Inventories	2,985	2,824
Prepaid expenses and other current assets	874	892
Total current assets	8,593	9,600
Property, plant and equipment, net	4,314	4,433
Goodwill	6,001	6,514
Other intangible assets, net	5,741	6,079
Operating lease right-of-use assets	524	524
Other non-current assets	1,139	1,126
Total assets	$26,312	$28,276
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$2,468	$2,668
Accounts payable	1,251	1,241
Accrued expenses and other current liabilities	2,412	2,594
Total current liabilities	6,131	6,503
Long-term debt and finance lease obligations, less current portion	10,436	11,130
Operating lease liabilities	439	438
Other non-current liabilities	1,598	1,737
Total liabilities	18,604	19,808
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2024 and 2023	683	683
Common stock in treasury, at cost, 173,429,843 shares in 2024 and 175,861,893 shares in 2023	(11,104)	(11,230)
Additional contributed capital	6,353	6,389
Retained earnings	15,539	16,114
Accumulated other comprehensive loss	(3,828)	(3,554)
Total Baxter stockholders’ equity	7,643	8,402
Noncontrolling interests	65	66
Total equity	7,708	8,468
Total liabilities and equity	$26,312	$28,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Loss (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$3,812	$3,707	$7,404	$7,220
Cost of sales	2,381	2,596	4,586	4,834
Gross margin	1,431	1,111	2,818	2,386
Selling, general and administrative expenses	1,021	964	2,048	1,959
Research and development expenses	173	165	349	329
Goodwill impairment	430	—	430	—
Other operating income, net	(1)	(1)	(4)	(14)
Operating income (loss)	(192)	(17)	(5)	112
Interest expense, net	85	124	163	241
Other (income) expense, net	(20)	42	(27)	40
Loss from continuing operations before income taxes	(257)	(183)	(141)	(169)
Income tax expense	54	10	131	24
Loss from continuing operations	(311)	(193)	(272)	(193)
Income from discontinued operations, net of tax	—	54	—	99
Net loss	(311)	(139)	(272)	(94)
Net income attributable to noncontrolling interests	3	2	5	3
Net loss attributable to Baxter stockholders	$(314)	$(141)	$(277)	$(97)
Loss from continuing operations per common share
Basic	$(0.62)	$(0.39)	$(0.54)	$(0.39)
Diluted	$(0.62)	$(0.39)	$(0.54)	$(0.39)
Income from discontinued operations per common share
Basic	$0.00	$0.11	$0.00	$0.20
Diluted	$0.00	$0.11	$0.00	$0.20
Loss per common share
Basic	$(0.62)	$(0.28)	$(0.54)	$(0.19)
Diluted	$(0.62)	$(0.28)	$(0.54)	$(0.19)
Weighted-average number of shares outstanding
Basic	510	506	509	506
Diluted	510	506	509	506
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Loss from continuing operations	$(311)	$(193)	$(272)	$(193)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $2 and $4 for the three months ended June 30, 2024 and 2023, respectively, and $13 and ($9) for the six months ended June 30, 2024 and 2023, respectively.	(108)	(76)	(292)	5
Pension and other postretirement benefits, net of tax expense (benefit) of ($1) and ($2) for the three months ended June 30, 2024 and 2023, respectively, and $2 and ($3) for the six months ended June 30, 2024 and 2023, respectively.	(1)	(5)	3	(11)
Hedging activities, net of tax expense (benefit) of $1 and $2 for the three months ended June 30, 2024 and 2023, respectively and $3 and $1 for the six months ended June 30, 2024 and 2023, respectively.	3	7	11	5
Total other comprehensive loss from continuing operations, net of tax	(106)	(74)	(278)	(1)
Comprehensive loss from continuing operations	(417)	(267)	(550)	(194)
Income from discontinued operations, net of tax	—	54	—	99
Other comprehensive income (loss) from discontinued operations, net of tax - currency translation adjustments	—	(1)	—	20
Comprehensive income from discontinued operations	—	53	—	119
Comprehensive loss	(417)	(214)	(550)	(75)
Less: Comprehensive income attributable to noncontrolling interests	3	2	5	3
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(4)	—
Comprehensive loss attributable to Baxter stockholders	$(420)	$(216)	$(551)	$(78)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended June 30, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2024	683	$683	174	$(11,130)	$6,339	$16,003	$(3,722)	$8,173	$62	$8,235
Net loss	—	—	—	—	—	(314)	—	(314)	3	(311)
Other comprehensive income (loss)	—	—	—	—	—	—	(106)	(106)	—	(106)
Stock issued under employee benefit plans and other	—	—	(1)	26	14	—	—	40	—	40
Dividends declared on common stock	—	—	—	—	—	(150)	—	(150)	—	(150)
Balance as of June 30, 2024	683	$683	173	$(11,104)	$6,353	$15,539	$(3,828)	$7,643	$65	$7,708

	For the six months ended June 30, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2024	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
Net loss	—	—	—	—	—	(277)	—	(277)	5	(272)
Other comprehensive income (loss)	—	—	—	—	—	—	(274)	(274)	(4)	(278)
Stock issued under employee benefit plans and other	—	—	(3)	126	(36)	—	—	90	—	90
Dividends declared on common stock	—	—	—	—	—	(298)	—	(298)	—	(298)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2024	683	$683	173	$(11,104)	$6,353	$15,539	$(3,828)	$7,643	$65	$7,708

	For the three months ended June 30, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2023	683	$683	178	$(11,324)	$6,312	$13,947	$(3,739)	$5,879	$62	$5,941
Net loss	—	—	—	—	—	(141)	—	(141)	2	(139)
Other comprehensive income (loss)	—	—	—	—	—	—	(75)	(75)	—	(75)
Stock issued under employee benefit plans and other	—	—	(1)	28	29	—	—	57	—	57
Dividends declared on common stock	—	—	—	—	—	(151)	—	(151)	—	(151)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2023	683	$683	177	$(11,296)	$6,341	$13,655	$(3,814)	$5,569	$62	$5,631

	For the six months ended June 30, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2023	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net loss	—	—	—	—	—	(97)	—	(97)	3	(94)
Other comprehensive income (loss)	—	—	—	—	—	—	19	19	—	19
Stock issued under employee benefit plans and other	—	—	(2)	93	19	—	—	112	—	112
Dividends declared on common stock	—	—	—	—	—	(298)	—	(298)	—	(298)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2023	683	$683	177	$(11,296)	$6,341	$13,655	$(3,814)	$5,569	$62	$5,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operations
Net loss	$(272)	$(94)
Less: Income from discontinued operations, net of tax	—	99
Loss from continuing operations	(272)	(193)
Adjustments to reconcile net loss to cash flows from operations:
Depreciation and amortization	623	628
Deferred income taxes	(135)	(156)
Stock compensation	53	62
Net periodic pension and other postretirement costs	(11)	(8)
Goodwill impairment	430	—
Other long-lived asset impairments	11	271
Other	24	31
Changes in balance sheet items:
Accounts receivable, net	(23)	102
Inventories	(229)	(209)
Prepaid expenses and other current assets	(44)	(39)
Accounts payable	64	157
Accrued expenses and other current liabilities	(165)	160
Other	(48)	(26)
Cash flows from operations - continuing operations	278	780
Cash flows from operations - discontinued operations	—	50
Cash flows from operations	278	830
Cash flows from investing activities
Capital expenditures	(292)	(328)
Acquisitions of developed technology and investments	(7)	(3)
Proceeds from sale of marketable equity securities	34	—
Other investing activities, net	8	5
Cash flows from investing activities - continuing operations	(257)	(326)
Cash flows from investing activities - discontinued operations	—	(17)
Cash flows from investing activities	(257)	(343)
Cash flows from financing activities
Repayments of debt	(824)	(142)
Net (decreases) increases in debt with original maturities of three months or less	—	(51)
Cash dividends on common stock	(295)	(292)
Proceeds from stock issued under employee benefit plans	52	54
Other financing activities, net	(9)	(61)
Cash flows from financing activities	(1,076)	(492)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(47)	9
Increase (decrease) in cash, cash equivalents and restricted cash	(1,102)	4
Cash, cash equivalents and restricted cash at beginning of period (1)	3,198	1,722
Cash, cash equivalents and restricted cash at end of period (1)	$2,096	$1,726
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of June 30, 2024, December 31, 2023, and June 30, 2023 (in millions):

	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$2,095	$3,194	$1,722
Restricted cash included in other non-current assets	1	4	4
Cash, cash equivalents and restricted cash	$2,096	$3,198	$1,726
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
In January 2023, we announced our intention to separate our Kidney Care business into a new, publicly traded company. In March 2024, we announced that we have been in recent discussions with select private equity investors to explore a potential sale of our Kidney Care business in lieu of the proposed spinoff. Regardless of the separation structure ultimately selected, the separation of our Kidney Care business is currently expected to be completed in late 2024 or early 2025, subject to the satisfaction of customary conditions.
Risks and Uncertainties
Supply Constraints and Global Economic Conditions
We have experienced significant challenges to our global supply chain (which we experienced most acutely in 2022), including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), and higher transportation costs, resulting from the pandemic and other exogenous factors including significant weather events, elevated inflation levels, disruptions to certain ports of call and access to shipping lanes around the world, the war in Ukraine, the conflict in the Middle East (including attacks on merchant ships in the Red Sea), tensions amongst China, Taiwan, and the U.S., and other geopolitical events. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand. While we have seen meaningful improvements in the availability of certain component parts and improved pricing of certain raw materials and on certain transportation costs, these challenges may have a negative impact on our results of operations in the future.
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
We concluded that our BPS business met the criteria to be classified as held-for-sale in May 2023. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our BPS business, including its significance to our overall net income and earnings per share, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying condensed consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.

At closing of the transaction, Baxter entered into a Transition Services Agreement (TSA) and a Master Commercial Manufacturing and Supply Agreement (MSA) with the divested entities. Pursuant to the TSA, Baxter and the divested entities provide to each other, on an interim basis, specific transition services for up to 24 months post-closing to help ensure business continuity and minimize disruptions. Services provided under the TSA include finance, information technology, human resources, integrated supply chain, and certain other administrative services. Pursuant to the MSA, the divested entities provide development, manufacturing, regulatory, and other related services for certain Baxter pharmaceutical products for up to 5 years post-closing (with certain extension rights as provided therein).
Results of Discontinued Operations
The following table summarizes the major classes of line items included in income from discontinued operations, net of tax, for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2023	2023
Net sales	$142	$278
Cost of sales	71	135
Gross margin	71	143
Selling, general and administrative expenses	14	29
Research and development expenses	1	1
Other (income) expense, net	(1)	—
Income from discontinued operations before income taxes	57	113
Income tax expense	3	14
Income from discontinued operations, net of tax	$54	$99
For the three and six months ended June 30, 2023, selling, general and administrative expenses (SG&A) include $8 million and $15 million, respectively, of separation-related costs incurred in connection with the sale of BPS.
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$121	$122	$129	$114
Charged to costs and expenses	3	9	2	16
Write-offs	(1)	(5)	(7)	(6)
Currency translation adjustments	—	2	(1)	4
Balance at end of period	$123	$128	$123	$128
Inventories

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$750	$731
Work in process	308	285
Finished goods	1,927	1,808
Inventories	$2,985	$2,824

Property, Plant and Equipment, Net

(in millions)	June 30, 2024	December 31, 2023
Property, plant and equipment, at cost	$10,774	$11,223
Accumulated depreciation	(6,460)	(6,790)
Property, plant and equipment, net	$4,314	$4,433
Impairment of Manufacturing Facility
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
As a result of our decision to cease dialyzer production at this manufacturing facility, we performed a trigger-based recoverability assessment of its long-lived assets, which consist of a building and manufacturing equipment, including specialized equipment used in the production of dialyzers. The carrying amount of that asset group exceeded the estimated undiscounted cash flows expected to be generated, and we recognized an impairment charge of $243 million, classified within cost of sales in the accompanying condensed consolidated statements of loss, during the second quarter of 2023 to reduce the carrying amounts to their estimated fair values.
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
Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Interest expense, net of capitalized interest	$104	$132	$207	$259
Interest income	(19)	(8)	(44)	(18)
Interest expense, net	$85	$124	$163	$241
Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Foreign exchange losses, net	$—	$22	$14	36
Pension and other postretirement benefit plans	(10)	(11)	(22)	(21)
Change in fair value of marketable equity securities	—	11	(4)	6
Non-marketable investment impairments	—	23	—	23
Other, net	(10)	(3)	(15)	(4)
Other (income) expense, net	$(20)	$42	$(27)	$40
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the six months ended June 30, 2024 and 2023 were $47 million and $45 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of June 30, 2024 and 2023 were $52 million and $57 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products and Therapies	Healthcare Systems and Technologies	Pharmaceuticals	Kidney Care	Total
Balance as of December 31, 2023	$1,241	$3,989	$563	$721	$6,514
Impairment	—	—	—	(430)	(430)
Currency translation	(37)	(8)	(16)	(22)	(83)
Balance as of June 30, 2024	$1,204	$3,981	$547	$269	$6,001
Goodwill Impairment
In March 2024, we announced that we had been in recent discussions with select private equity investors to explore a potential sale of our Kidney Care business in lieu of the previously announced proposed spinoff of that business. While we have not finalized our decision with respect to the ultimate structure of the proposed Kidney Care separation at the time of this filing, we received bids from prospective buyers in June 2024 following the completion of a related due diligence process in connection with a potential sale transaction. If we were to sell our overall Kidney Care business at a price consistent with the bid we received that we believe to be most representative of fair value, we would recognize a significant gain, although the expected net pre-tax proceeds would be less than the sum of the individual fair values that we previously estimated for the two reporting units within our Kidney Care segment in connection with our most recent goodwill impairment assessments. Additionally, the fair value of our Chronic Therapies reporting unit within our Kidney Care segment exceeded its carrying value by only 6% as of November 1, 2023, the date of our most recent goodwill impairment test for that reporting unit. As a result of those factors, we performed an interim goodwill impairment assessment of our Chronic Therapies reporting unit in the second quarter of 2024, which resulted in a pre-tax goodwill impairment charge of $430 million, representing all of the goodwill of that reporting unit.
The fair value of our Chronic Therapies reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair value of the reporting unit included forecasted cash flows, discount rates, terminal growth rates, and earnings multiples. The discounted cash flow model used to determine the fair value of our Chronic Therapies reporting unit included our most recent cash flow projections, a 12.5% discount rate, and a 2.5% terminal growth rate, and multiples of forward-looking EBITDA ranged from 4.75 to 5.00. Our Chronic Therapies reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.
The fair value of the remaining reporting unit within our Kidney Care segment, Acute Therapies, significantly exceeded its carrying value as of its most recent goodwill impairment test and we determined that an interim goodwill impairment test of that reporting unit was not required. However, in connection with the interim goodwill impairment test of our Chronic Therapies reporting unit during the second quarter of 2024, we also performed a fair value measurement of our Acute Therapies reporting unit and we calibrated the sum of the fair values of those two Kidney Care reporting units to the bid we received for the overall Kidney Care business that we believe to be most representative of fair value.

Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
June 30, 2024
Gross other intangible assets	$3,442	$3,806	$1,097	$118	$680	$157	$9,300
Accumulated amortization	(802)	(2,451)	(206)	(100)	—	—	(3,559)
Other intangible assets, net	$2,640	$1,355	$891	$18	$680	$157	$5,741
December 31, 2023
Gross other intangible assets	$3,446	$3,823	$1,106	$120	$680	$157	$9,332
Accumulated amortization	(689)	(2,285)	(180)	(99)	—	—	(3,253)
Other intangible assets, net	$2,757	$1,538	$926	$21	$680	$157	$6,079
Intangible asset amortization expense was $167 million and $157 million for the three months ended June 30, 2024 and 2023, respectively, and $333 million and $319 million for the six months ended June 30, 2024 and 2023, respectively.
5. FINANCING ARRANGEMENTS
Credit Facilities
On July 17, 2024, we entered into a credit agreement in which a group of banks have committed to provide us senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("the bridge facility"). Borrowings under the bridge facility will be available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the proposed separation of our Kidney Care business. Borrowings under the bridge facility will bear interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We will also incur a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks’ funding commitments under the bridge facility will terminate upon the earliest to occur of: (i) our consummation of the debt repayments and tax payments described above without us having borrowed under the bridge facility, (ii) our election to terminate the commitments under the bridge facility, (iii) our receipt of net cash proceeds from certain transactions (including from the separation of our Kidney Care business), (iv) the occurrence of three drawings under the bridge facility, and (v) December 31, 2024. Outstanding borrowings under the bridge facility will mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we are required to use the net cash proceeds from certain transactions (including from the separation of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. The bridge facility contains financial and other covenants, including a net leverage covenant, and provides for customary events of default.
In the first quarter of 2024, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility to increase the maximum net leverage ratio covenant for the six fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. The amendment further provides for the reduction of the capacity under our U.S dollar-denominated revolving credit facility from $2.50 billion to $2.00 billion on the earlier of September 30, 2024 or the date of the sale or spinoff of our Kidney Care business. Costs incurred in connection with the amendment were not material.
In addition to our U.S. dollar-denominated revolving credit facility with a current capacity of $2.50 billion, our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of June 30, 2024 or December 31, 2023. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of June 30, 2024 we have capacity to draw on the full amounts under our credit facilities.
In the first six months of 2024, we repaid $822 million of senior notes at maturity.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2024 and December 31, 2023, our total recorded reserves with respect to legal and environmental matters were $30 million and $31 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of June 30, 2024 and December 31, 2023, our environmental reserves, which are measured on an undiscounted basis, were $14 million and $15 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached an agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. On December 16, 2022, we filed a motion to dismiss and for a more definite statement. In response, Plaintiffs filed a First Amended Complaint on January 6, 2023. We answered the First Amended Complaint on January 27, 2023. The parties reached an agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023. Since December 2023, 24 lawsuits have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. The plaintiffs seek damages in an unspecified amount. On July 16, 2024, Plaintiffs' counsel filed an omnibus motion seeking leave to add certain defendants to hundreds of previously-filed lawsuits, including Baxter with respect to 40 cases. The motion was denied on July 25, 2024, without prejudice to refiling multiple motions each addressing smaller groupings of cases and defendants.
We acquired Hill-Rom Holdings, Inc. (Hillrom) on December 13, 2021. In July 2021, Hill-Rom, Inc., a wholly-owned subsidiary of Hillrom, received a subpoena from the United States Office of Inspector General for the Department of Health and Human Services (the DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. The subpoena was related to a lawsuit brought under the qui tam provisions of the False Claims Act. The allegations included in the unsealed complaint relate to conduct prior to our acquisition of Hillrom, and the division involved is no longer operational. Hillrom voluntarily began a related internal review, and Hillrom and Baxter cooperated fully with the DHHS and the Department of Justice (DOJ) with respect to this matter. In January 2024, the parties reached an agreement to settle the allegations. We paid the settlement amounts, which were not material to our financial results, in January 2024 and the matter was dismissed in February 2024. In October 2022, the DOJ issued a separate Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. Baxter is cooperating fully with the DOJ in responding to the CID. The DHHS and DOJ often issue these types of requests when investigating alleged violations of the False Claims Act.
On December 28, 2021, Linet Americas, Inc. (Linet) filed a complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Northern District of Illinois, captioned Linet Americas, Inc. v. Hill-Rom Holdings, Inc.; Hill-Rom Company, Inc.; Hill-Rom Services, Inc. Linet alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act of 1890, Section 3 of the Clayton Act, and the Illinois Antitrust Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. Hillrom filed an answer to the complaint on January 28, 2022 and filed a motion challenging certain aspects of plaintiff's case on May 27, 2022, which was denied on January 17, 2024, subject to further discovery.
On June 20, 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act and Section 3 of the Clayton Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended June 30, 2024 and 2023 were $0.29 and for the six months ended June 30, 2024 and 2023 were $0.58.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first six months of 2024 and 2023 we did not repurchase any shares under this authority. We had $1.30 billion remaining available under the authorization as of June 30, 2024.
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

The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the six months ended June 30, 2024 and 2023.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
Other comprehensive income (loss) before reclassifications	(288)	5	9	—	(274)
Amounts reclassified from AOCI (a)	—	(2)	2	—	—
Net other comprehensive income (loss)	(288)	3	11	—	(274)
Balance as of June 30, 2024	$(3,273)	$(449)	$(109)	$3	$(3,828)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	25	(4)	8	—	29
Amounts reclassified from AOCI (a)	—	(7)	(3)	—	(10)
Net other comprehensive income (loss)	25	(11)	5	—	19
Balance as of June 30, 2023	$(3,361)	$(342)	$(114)	$3	$(3,814)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income (loss) during the three and six months ended June 30, 2024 and 2023.

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$1	$3	Other (income) expense, net
Less: Tax effect	—	(1)	Income tax expense
	$1	$2	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$3	$5	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
Fair value hedges	(2)	(5)	Other (income) expense, net
	(1)	(3)	Total before tax
Less: Tax effect	1	1	Income tax expense
	$—	$(2)	Net of tax
Total reclassifications for the period	$1	$—	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$5	$10	Other (income) expense, net
Less: Tax effect	(1)	(3)	Income tax expense
	$4	$7	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$3	$7	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
	1	4	Total before tax
Less: Tax effect	—	(1)	Income tax expense
	$1	$3	Net of tax
Total reclassifications for the period	$5	$10	Total net of tax
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
As of June 30, 2024, we had $4.16 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Products and Therapies and Kidney Care segments. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 35% of this amount as revenue over the remainder of 2024, 30% in 2025, 25% in 2026, and 10% in 2027.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and six months ended June 30, 2024 and 2023 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $2.37 billion and $2.43 billion as of June 30, 2024 and December 31, 2023, respectively.
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

The following table summarizes our contract assets:

(in millions)	June 30, 2024	December 31, 2023
Contract manufacturing services	$6	$5
Software sales	45	44
Bundled equipment and consumable medical products contracts	102	117
Contract assets	$153	$166
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
The following table summarizes contract liability activity for the six months ended June 30, 2024 and 2023. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Six Months Ended June 30,
(in millions)	2024	2023
Balance at beginning of period	$194	$194
New revenue deferrals	254	271
Revenue recognized upon satisfaction of performance obligations	(266)	(267)
Currency translation	1	1
Balance at end of period	$183	$199
For the six months ended June 30, 2024 and 2023, $80 million and $64 million of revenue was recognized that was included in contract liabilities as of December 31, 2023 and 2022, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	June 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$53	$53
Other non-current assets	100	113
Contract assets	$153	$166

Accrued expenses and other current liabilities	$142	$148
Other non-current liabilities	41	46
Contract liabilities	$183	$194
Disaggregation of Net Sales
Refer to Note 16 for additional information on our net sales including the disaggregation of net sales within each of our segments and net sales by geographic location.

Lease Revenue
We lease medical equipment, such as smart beds, renal dialysis equipment, and infusion pumps, to customers, often in conjunction with arrangements to provide consumable medical products such as dialysis therapies, IV fluids, and inhaled anesthetics. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term, vary by customer. We allocate revenue between equipment leases and medical products based on their standalone selling prices.
The components of lease revenue for the three and six months ended June 30, 2024 and 2023 were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Sales-type lease revenue	$3	$3	$6	$7
Operating lease revenue	105	132	249	256
Variable lease revenue	14	14	30	29
Total lease revenue	$122	$149	$285	$292
Our net investment in sales-type leases was $70 million as of June 30, 2024, of which $29 million originated in 2020 and prior, $15 million in 2021, $11 million in 2022, $10 million in 2023, and $5 million in 2024.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The related costs of those actions consisted primarily of employee termination costs, implementation costs, contract termination costs, and asset impairments. We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $7 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our newly implemented operating model, intended to simplify and streamline our operations, and to the extent further cost savings opportunities are identified (including after completion of the proposed Kidney Care separation), we would incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and six months ended June 30, 2024 and 2023, we recorded the following charges related to business optimization programs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Restructuring charges	$9	$287	$56	$397
Costs to implement business optimization programs	11	6	21	30
Total business optimization charges	$20	$293	$77	$427
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and six months ended June 30, 2024 and 2023, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and six months ended June 30, 2024 and 2023, we recorded the following restructuring charges.

	Three months ended June 30, 2024
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$(2)	$3	$(3)	$(2)
Contract termination and other costs	3	—	—	3
Asset impairments	8	—	—	8
Total restructuring charges	$9	$3	$(3)	$9

	Three months ended June 30, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$9	$19	$—	$28
Contract termination and other costs	—	2	—	2
Asset impairments	257	—	—	257
Total restructuring charges	$266	$21	$—	$287

	Six months ended June 30, 2024
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$3	$18	$13	$34
Contract termination and other costs	4	5	—	9
Asset impairments	13	—	—	13
Total restructuring charges	$20	$23	$13	$56

	Six months ended June 30, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$26	$82	$7	$115
Contract termination and other costs	3	2	—	5
Asset impairments	269	8	—	277
Total restructuring charges	$298	$92	$7	$397
For the three months ended June 30, 2024, $6 million of the restructuring charges reflected in the table above, consisting of asset impairments, related to a transfer of a manufacturing production line as part of our initiatives to optimize our global manufacturing and supply chain organization. For the six months ended June 30, 2024, $27 million of the restructuring charges reflected in the table above were related to a program to centralize certain of our R&D activities into a new location, and to our recent implementation of a new operating model intended to simplify and streamline our operations.
For the three and six months ended June 30, 2023, $19 million and $97 million, respectively, of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to the implementation of our previously announced new operating model intended to simplify and streamline our operations. For the three and six months ended June 30, 2023, $253 million of the restructuring charges reflected in the table above, consisting of $243 million of long-lived asset impairment charges and $10 million of employee termination costs, were related to our decision to cease production at one of our dialyzer manufacturing facilities in connection with our initiatives to streamline our manufacturing footprint and improve our profitability. See Note 3 for additional information.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2023	$128
Charges	60
Payments	(64)
Reserve adjustments	(17)
Currency translation	7
Liability balance as of June 30, 2024	$114

Substantially all of our restructuring liabilities as of June 30, 2024 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2025.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Pension benefits
Service cost	$4	$7	$11	$13
Interest cost	38	35	76	72
Expected return on plan assets	(49)	(43)	(99)	(87)
Amortization of net losses and prior service costs	4	1	7	2
Net periodic pension cost	$(3)	$—	$(5)	$—
OPEB
Interest cost	$2	$2	$4	$4
Amortization of net loss and prior service credit	(5)	(6)	(10)	(12)
Net periodic OPEB cost (income)	$(3)	$(4)	$(6)	$(8)
12. INCOME TAXES
Our effective income tax rate was (21.0)% and (5.5)% for the three months ended June 30, 2024 and 2023, respectively, and (92.9)% and (14.2)% for the six months ended June 30, 2024 and 2023, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended June 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a non-deductible goodwill impairment, an increase in income tax expense resulting from internal reorganization transactions related to the proposed separation of our Kidney Care segment, separation costs that are partially non-deductible, and an unfavorable geographic earnings mix.
For the six months ended June 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a non-deductible goodwill impairment, an increase in income tax expense resulting from internal reorganization transactions related to the proposed separation of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, an increase in our liabilities for various uncertain tax positions, an unfavorable geographic earnings mix, and separation costs that are partially non-deductible.
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

The following table is a reconciliation of income (loss) from continuing operations to net income (loss) attributable to Baxter stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Loss from continuing operations	$(311)	$(193)	$(272)	$(193)
Less: Net income attributable to noncontrolling interests	3	2	5	3
Loss from continuing operations attributable to Baxter stockholders	(314)	(195)	(277)	(196)
Income from discontinued operations	—	54	—	99
Net loss attributable to Baxter stockholders	$(314)	$(141)	$(277)	$(97)

The following table is a reconciliation of basic shares and diluted shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2023	2022
Basic shares	510	506	509	506
Effect of dilutive securities	—	—	—	—
Diluted shares	510	506	509	506
Basic and diluted shares are the same for the three and six months ended June 30, 2024 and 2023 due to our loss from continuing operations attributable to Baxter stockholders. The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 25 million shares issuable under equity awards for the three and six months ended June 30, 2024, and 27 million and 25 million shares issuable under equity awards for the three and six months ended June 30, 2023, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $252 million and $340 million as of June 30, 2024 and December 31, 2023, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at June 30, 2024 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2024 and December 31, 2023.
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
There were no outstanding interest rate contracts designated as fair value hedges as of June 30, 2024 and December 31, 2023.
In October 2023, we entered into a foreign currency forward contract with a notional amount of $798 million and designated that derivative as a fair value hedge of our €750 million of 0.40% senior notes due May 2024. This forward contract matured in May 2024.
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
As of June 30, 2024, we had an accumulated pre-tax unrealized translation gain in AOCI of $86 million related to the Euro-denominated senior notes.
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

There were no cash flow hedge dedesignations in the first six months of 2024 or 2023 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2024 or 2023.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first six months of 2024 or 2023.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $741 million as of June 30, 2024 and $709 million as of December 31, 2023.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended June 30, 2024 and 2023.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2024	2023		2024	2023
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(2)	$(2)
Foreign exchange contracts	4	10	Cost of sales	3	3
Fair value hedges
Foreign exchange contracts	(1)	—	Other (income) expense, net	(2)	—
Net investment hedges	11	10	Other (income) expense, net	—	—
Total	$14	$20		$(1)	$1

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2024	2023
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$(1)	$—
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	4	(15)
Total		$3	$(15)

The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the six months ended June 30, 2024 and 2023.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2024	2023		2024	2023
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(3)	$(3)
Foreign exchange contracts	14	10	Cost of sales	5	7
Fair value hedges
Foreign exchange contracts	(3)	—	Other (income) expense, net	(5)	—
Net investment hedges	49	(38)	Other (income) expense, net	—	—
Total	$60	$(28)		$(3)	$4

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2024	2023
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$(24)	$—
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	(13)	(18)
Total		$(37)	$(18)
As of June 30, 2024, $2 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2024.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1	Accrued expenses and other current liabilities	$6
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	6	Accrued expenses and other current liabilities	—
Total derivative instruments		$7		$6

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

	June 30, 2024		December 31, 2023
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$7	$6	$51	$5
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(1)	(1)	(5)	(5)
Total	$6	$5	$46	$—
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of June 30, 2024	Balance as of December 31, 2023	Balance as of June 30, 2024	Balance as of December 31, 2023
Long-term debt	$100	$100	$3	$3
(a) These fair value hedges were terminated in 2018 and earlier periods.

15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$7	$—	$7	$—
Available-for-sale debt securities	22	—	—	22
Marketable equity securities	12	12	—	—
Total	$41	$12	$7	$22
Liabilities
Foreign exchange contracts	$6	$—	$6	$—
Contingent payments related to acquisitions	14	—	—	14
Total	$20	$—	$6	$14

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$51	$—	$51	$—
Available-for-sale debt securities	22	—	—	22
Marketable equity securities	44	44	—	—
Total	$117	$44	$51	$22
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	14	—	—	14
Total	$19	$—	$5	$14
As of June 30, 2024 and December 31, 2023, cash and cash equivalents of $2.10 billion and $3.19 billion, respectively, included money market funds of approximately $628 million and $1.63 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three Months Ended June 30,
	2024		2023
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$14	$22	$70	$42
Change in fair value recognized in earnings	—	—	(1)	(5)
Payments	—	—	(48)	—
Fair value at end of period	$14	$22	$21	$37

	Six Months Ended June 30,
	2024		2023
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$14	$22	$84	$47
Change in fair value recognized in earnings	—	—	(14)	(5)
Transfers out of Level 3	—	—	—	(5)
Payments	—	—	(49)	—
Fair value at end of period	$14	$22	$21	$37
During the six months ended June 30, 2023, available-for-sale debt securities were reclassified from Level 3, upon conversion to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon initial public offerings of the investees.
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of June 30, 2024 and December 31, 2023.

	Book values		Fair values(a)
(in millions)	2024	2023	2024	2023
Liabilities
Current maturities of long-term debt and finance lease obligations	$2,468	$2,668	$2,442	$2,621
Long-term debt and finance lease obligations	10,436	11,130	9,256	10,067
(a)    These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.
The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments not presented in the above table, such as accounts receivable and accounts payable, approximate their fair values due to the short-term maturities of most of those assets and liabilities.
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $67 million as of June 30, 2024 and $66 million as of December 31, 2023. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. Those investments are included in Other non-current assets on our condensed consolidated balance sheets. During the quarter ended June 30, 2023, several of our investees either completed or were in the process of undertaking new financing rounds at lower enterprise valuations as compared to their valuations at the time of our investments. As a result, we recognized $18 million of impairments of equity investments without readily determinable fair values in the prior year period. In addition, we recognized a $5 million impairment of a convertible debt investment, which is accounted for as an available-for-sale security, during the second quarter of 2023. The fair value measurements of investments in non-marketable equity and convertible debt securities are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
16. SEGMENT INFORMATION
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies, Pharmaceuticals, and Kidney Care (which we are planning to divest through either a sale or spinoff, as discussed in Note 1). Our segments were changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segment presentation.
The Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products. The Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices, and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia, and drug compounding. The Kidney Care segment includes sales of chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. Other sales not allocated to a segment primarily include sales of products and services provided directly through certain of our manufacturing facilities and royalty income under a business development arrangement that ended in early 2023 when we acquired the related product rights.
Disaggregation of Net Sales
The following tables present our U.S. and International disaggregated net sales. Intersegment sales, which are eliminated in consolidation, are not presented in the table below.

	Three Months Ended June 30,
	2024			2023
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$579	$466	$1,045	$570	$434	$1,004
Advanced Surgery	150	127	277	150	122	272
Medical Products and Therapies	729	593	1,322	720	556	1,276
Care and Connectivity Solutions	332	120	452	311	125	436
Front Line Care	218	78	296	227	80	307
Healthcare Systems and Technologies	550	198	748	538	205	743
Injectables and Anesthesia	197	144	341	182	150	332
Drug Compounding	—	261	261	—	218	218
Pharmaceuticals	197	405	602	182	368	550
Chronic Therapies[1]	228	689	917	230	698	928
Acute Therapies[1]	77	124	201	64	124	188
Kidney Care	305	813	1,118	294	822	1,116
Other[1]	16	6	22	16	6	22
Total Baxter	$1,797	$2,015	$3,812	$1,750	$1,957	$3,707

	Six Months Ended June 30,
	2024			2023
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$1,105	$906	$2,011	$1,084	$831	$1,915
Advanced Surgery	297	243	540	294	224	518
Medical Products and Therapies	1,402	1,149	2,551	1,378	1,055	2,433
Care and Connectivity Solutions	610	244	854	609	256	865
Front Line Care	413	148	561	448	161	609
Healthcare Systems and Technologies	1,023	392	1,415	1,057	417	1,474
Injectables and Anesthesia	388	281	669	355	282	637
Drug Compounding	—	511	511	—	436	436
Pharmaceuticals	388	792	1,180	355	718	1,073
Chronic Therapies[1]	454	1,351	1,805	459	1,353	1,812
Acute Therapies[1]	162	253	415	128	248	376
Kidney Care	616	1,604	2,220	587	1,601	2,188
Other[1]	27	11	38	40	12	52
Total Baxter	$3,456	$3,948	$7,404	$3,417	$3,803	$7,220
1     In connection with our segment change in the third quarter of 2023, we reclassified $8 million and $16 million of sales for the three and six months ended June 30, 2023, respectively, from Chronic Therapies to Acute Therapies to conform to the current period presentation.
Geographic Sales Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$1,797	$1,750	$3,456	$3,417
Emerging markets[1]	844	839	1,622	1,596
Rest of world[2]	1,171	1,118	2,326	2,207
Total Baxter	$3,812	$3,707	$7,404	$7,220
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Medical Products and Therapies	$238	$264	$465	$461
Healthcare Systems and Technologies	120	100	187	212
Pharmaceuticals	75	89	153	176
Kidney Care	83	55	242	112
Other	9	6	13	13
Total	525	514	1,060	974
Unallocated corporate costs	(3)	(25)	(23)	(46)
Intangible asset amortization expense	(167)	(157)	(333)	(319)
Goodwill impairment	(430)	—	(430)	—
Business optimization items	(20)	(293)	(77)	(427)
Acquisition and integration items	(6)	(7)	(11)	—
Separation-related costs	(81)	(37)	(173)	(46)
European Medical Devices Regulation	(10)	(12)	(18)	(24)
Total operating income (loss)	(192)	(17)	(5)	112
Interest expense, net	85	124	163	241
Other (income) expense, net	(20)	42	(27)	40
Loss from continuing operations before income taxes	$(257)	$(183)	$(141)	$(169)
Our chief operating decision maker does not receive any asset information by reportable segment and, accordingly, we do not report asset information by reportable segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023.
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
Proposed Separation of Kidney Care Business
In January 2023, we announced a proposed spinoff of our Kidney Care business into an independent publicly traded company. In March 2024, we announced that we have been in recent discussions with select private equity investors to explore a potential sale of our Kidney Care business in lieu of the proposed spinoff. Regardless of the separation structure ultimately selected, the separation of our Kidney Care business is currently expected to be completed in late 2024 or early 2025, subject to the satisfaction of customary conditions. During the three and six months ended June 30, 2024, we generated $1.12 billion and $2.22 billion, respectively, of net sales from our Kidney Care segment, representing approximately 29% and 30%, respectively, of our consolidated net sales.
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
There can be no guarantees that the proposed separation or our cost savings initiatives will be completed in the manner or over the timeframe described above, or at all.
Implementation of New Operating Model and Resulting Segment Change
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies, Pharmaceuticals, and Kidney Care (which we are planning to divest through either a sale or spinoff, as discussed above). Our segments were changed during the third quarter of 2023 to align with our new operating model and prior period segment disclosures have been revised to reflect the new segment presentation. See Note 16 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Sale of BioPharma Solutions (BPS) Business
On September 29, 2023, we completed the sale of our BioPharma Solutions (BPS) business and received cash proceeds of $3.96 billion from that transaction. The results of operations and cash flows of our BPS business for the three and six months ended June 30, 2023 are reported as discontinued operations in the accompanying condensed consolidated financial statements. We intend to use substantially all of the after-tax proceeds from this transaction to repay certain of our debt obligations, including $514 million of commercial paper borrowings and $2.28 billion of long-term debt that we repaid during the fourth quarter of 2023, as well as €750 million of senior notes that we repaid during the second quarter of 2024. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for additional information.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Supply Constraints, Global Economic Conditions, and Regulatory Matters
We have experienced significant challenges to our global supply chain (which we experienced most acutely in 2022), including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), and higher transportation costs, resulting from the COVID-19 pandemic and other exogenous factors including significant weather events, elevated inflation levels, increased interest rates, disruptions to certain ports of call and access to shipping ports around the world, the war in Ukraine, the conflict in the Middle East (including attacks on merchant ships in the Red Sea), tensions amongst China, Taiwan, and the U.S., and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing facilities, which often require us to transport our products long distances, we may be more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. While we have seen meaningful improvements in the availability of certain component parts and improved pricing in certain raw materials and on certain transportation costs, these challenges may have a negative impact on our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories (including those acquired in our December 2021 acquisition of Hill-Rom Holdings, Inc. (Hillrom)) due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.

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
RESULTS OF OPERATIONS
For the three months ended June 30, 2024, net loss attributable to Baxter stockholders was $314 million, or $0.62 per diluted share. For the three months ended June 30, 2023, net loss from continuing operations attributable to Baxter stockholders was $195 million, or $0.39 per diluted share, and net income from discontinued operations was $54 million, or $0.11 per diluted share. For the three months ended June 30, 2024, our results included special items that adversely impacted net loss attributable to Baxter stockholders by $659 million, or $1.30 per diluted share. For the three months ended June 30, 2023, our results included special items that adversely impacted loss from continuing operations attributable to Baxter stockholders by $475 million, or $0.94 per diluted share, and decreased net income from discontinued operations by $1 million, or $0.00 per diluted share.
For the six months ended June 30, 2024, net loss attributable to Baxter stockholders was $277 million, or $0.54 per diluted share. For the six months ended June 30, 2023, net loss from continuing operations attributable to Baxter stockholders was $196 million, or $0.39 per diluted share, and net income from discontinued operations was $99 million, or $0.20 per diluted share. For the six months ended June 30, 2024, our results included special items that adversely impacted net loss attributable to Baxter stockholders by $953 million, or $1.87 per diluted share. For the six months ended June 30, 2023, our results included special items that adversely impacted loss from continuing operations attributable to Baxter stockholders by $724 million, or $1.43 per diluted share, and decreased net income from discontinued operations by $5 million, or $0.01 per diluted share.
See the subsection entitled “Special Items” for information about special items for all periods presented.

CONSOLIDATED NET SALES

	Three Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
United States	$1,797	$1,750	3%	3%
Emerging markets[2]	844	839	1%	4%
Rest of world[3]	1,171	1,118	5%	7%
Total net sales	$3,812	$3,707	3%	4%

	Six Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
United States	$3,456	$3,417	1%	1%
Emerging markets[2]	1,622	1,596	2%	4%
Rest of world[3]	2,326	2,207	5%	6%
Total net sales	$7,404	$7,220	3%	3%
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
Foreign currency adversely impacted net sales by 1 percentage point during the three months ended June 30, 2024, compared to the prior year period, primarily due to the strengthening of the U.S. Dollar relative to the Turkish Lira, Chinese Renminbi, Japanese Yen, and Euro, partially offset by the weakening of the U.S. Dollar relative to the Colombian Peso, British Pound, and Mexican Peso.
NET SALES BY SEGMENT
Medical Products and Therapies
Our Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products.

	Three Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Infusion Therapies and Technologies	$1,045	$1,004	4%	5%
Advanced Surgery	277	272	2%	4%
Total Medical Product and Therapies net sales	$1,322	$1,276	4%	5%

	Six Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Infusion Therapies and Technologies	$2,011	$1,915	5%	5%
Advanced Surgery	540	518	4%	6%
Total Medical Product and Therapies net sales	$2,551	$2,433	5%	5%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product and Therapies segment net sales increased 4% in the second quarter and increased 5% in the first six months of 2024, as compared to the prior year periods.
Infusion Therapies and Technologies net sales increased 4% in the second quarter and increased 5% in the first six months of 2024, as compared to the prior year periods. Sales performance primarily reflected growth in IV solutions and nutrition product offerings and was attributable to both pricing initiatives and increased sales volume. Foreign currency exchange rates adversely impacted sales growth by 1% for the second quarter of 2024, as compared to the prior year period. In April 2024, we received U.S. Food and Drug Administration (FDA) 510(k) clearance of our Novum IQ large volume infusion pump (LVP) and we shipped our first Novum IQ LVP's in the United States in June 2024. The launch of that product in the United States is expected to favorably impact the net sales generated by our Infusion Therapies and Technologies business during the second half of 2024.
Advanced Surgery net sales increased 2% in the second quarter and increased 4% in the first six months of 2024, as compared to the prior year periods. Sales performance primarily reflected growth in hemostats and sealants and was primarily attributable to increased sales volume. Foreign currency exchange rates adversely impacted sales growth by 2% for the second quarter and the first six months of 2024, as compared to the prior year periods.
Healthcare Systems and Technologies
Our Healthcare Systems and Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices, and other accessories.

	Three Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$452	$436	4%	4%
Front Line Care	296	307	(4)%	(4)%
Total Healthcare Systems and Technologies net sales	$748	$743	1%	1%

	Six Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$854	$865	(1)%	(2)%
Front Line Care	561	609	(8)%	(8)%
Total Healthcare Systems and Technologies net sales	$1,415	$1,474	(4)%	(4)%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems and Technologies segment net sales increased 1% in the second quarter and decreased 4% in the first six months of 2024, as compared to the prior year periods.
Care and Connectivity Solutions net sales increased 4% in the second quarter and decreased 1% in the first six months of 2024, as compared to the prior year periods. The growth in the second quarter was primarily driven by increased order volume associated with capital spending as compared to the prior year quarterly period, partially offset by declines in care communications products driven by the shifting of installations to future periods and lower rental revenues. The decline in the first six months of 2024 was primarily driven by declines in capital order volume during the first quarter, declines in sales of connected care products driven by the shifting of installations to future periods, and lower rental revenues. We were also impacted by commercial execution challenges in the first quarter that we are continuing to address to improve the performance of this business. Foreign currency exchange rates favorably impacted sales growth by 1% for the first six months of 2024, as compared to the prior year period.
Front Line Care net sales decreased 4% in the second quarter and decreased 8% in the first six months of 2024, as compared to the prior year periods. Sales performance primarily reflected declines in our connected monitoring and intelligent diagnostics product offerings, partially offset by growth in our cardiology product offerings. The sales decline as compared to the prior year was primarily driven by a backlog increase in the current year period, compared with a backlog reduction in the prior year period, as well as softer demand in the primary care market and lower government orders.
We currently expect the growth rate of our Healthcare Systems and Technologies segment to improve during the second half of 2024 as compared to growth rates during the first half of 2024.

Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

	Three Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Injectables and Anesthesia	$341	$332	3%	4%
Drug Compounding	261	218	20%	20%
Total Pharmaceuticals net sales	$602	$550	9%	11%

	Six Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Injectables and Anesthesia	$669	$637	5%	6%
Drug Compounding	511	436	17%	18%
Total Pharmaceuticals net sales	$1,180	$1,073	10%	11%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Pharmaceuticals segment net sales increased 9% in the second quarter and increased 10% in the first six months of 2024, as compared to the prior year periods.
Injectables and Anesthesia net sales increased 3% in the second quarter and increased 5% for the first six months of 2024, as compared to the prior year periods, primarily due to growth in our U.S. specialty injectable products, driven by strong sales volume in our core portfolio and, to a lesser extent, recent product launches, partially offset by lower sales of inhaled anesthesia products. Foreign currency exchange rates adversely impacted sales growth by 1% for the second quarter and the first six months of 2024, as compared to the prior year periods.
Drug Compounding net sales increased 20% in the second quarter and increased 17% for the first six months of 2024, as compared to the prior year periods. The increase in the current year periods was driven by increased demand for our international pharmacy compounding offerings due, in part, to customer capacity constraints that resulted in increased outsourcing of compounding activities, which is not currently expected to be as significant in the second half of the year. Foreign currency exchange rates adversely impacted sales growth by 1% for the first six months of 2024, as compared to the prior year period.
Kidney Care
Our Kidney Care segment includes Chronic Therapies, comprised of peritoneal dialysis (PD) and hemodialysis (HD), and Acute Therapies, comprised of continuous renal replacement therapies (CRRT) and other organ support therapies.

	Three Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Chronic Therapies	$917	$928	(1)%	1%
Acute Therapies	201	188	7%	9%
Total Kidney Care net sales	$1,118	$1,116	0%	3%

	Six Months Ended June 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Chronic Therapies	$1,805	$1,812	(0)%	1%
Acute Therapies	415	376	10%	12%
Total Kidney Care net sales	$2,220	$2,188	1%	3%

1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Kidney Care segment net sales were flat in the second quarter and increased 1% in the first six months of 2024, as compared to the prior year periods.
Chronic Therapies net sales decreased 1% in the second quarter and were flat in the first six months of 2024, as compared to the prior year periods. Sales performance in the current year periods was primarily due to lower sales in China, driven by government-based procurement initiatives and the impact of COVID-19 on that country’s renal patient population, and select product and market exits, including the closure of a dialyzer manufacturing facility in late 2023, partially offset by PD patient growth, particularly in the United States. Foreign currency exchange rates adversely impacted sales growth by 2% for the second quarter and 1% for the first six months of 2024, as compared to the prior year periods.
Acute Therapies net sales increased 7% in the second quarter and increased 10% in the first six months of 2024, as compared to the prior year periods. The increases in the current year periods were primarily driven by higher sales volume resulting from strong demand for our CRRT offerings, particularly in the United States. Foreign currency exchange rates adversely impacted sales growth by 2% for the second quarter and the first six months of 2024, as compared to the prior year periods.
Other
Other sales, which represent sales not attributable to our reportable segments, were $22 million for both the three months ended June 30, 2024 and 2023, and $38 million and $52 million for the six months ended June 30, 2024 and 2023, respectively. In the current and prior year periods, Other sales primarily represent revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The six-month period ended June 30, 2023 also included royalty income under a business development arrangement. The decrease in other sales for the six months ended June 30, 2024 as compared to the prior year period primarily reflects lower contract manufacturing volume and, to a lesser extent, termination of the royalty arrangement following our acquisition of the rights to the underlying product.

COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Gross Margin
Intangible asset amortization expense	$(115)	$(105)	$(229)	$(215)
Business optimization items[1]	(12)	(266)	(26)	(301)
Acquisition and integration items[2]	—	—	(1)	—
European medical devices regulation[3]	(10)	(12)	(18)	(24)
Separation-related costs[4]	(1)	(4)	(5)	(5)
Total Special Items	$(138)	$(387)	$(279)	$(545)
Impact on Gross Margin Ratio	(3.7) pts	(10.4) pts	(3.7) pts	(7.6) pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$52	$52	$104	$104
Business optimization items[1]	11	27	38	119
Acquisition and integration items[2]	6	8	10	14
Separation-related costs[4]	79	$33	167	41
Total Special Items	$148	$120	$319	$278
Impact on SG&A Ratio	3.9 pts	3.2 pts	4.3 pts	3.8 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$(3)	$—	$13	$7
Separation-related costs[4]	1	—	1	—
Total Special Items	$(2)	$—	$14	$7
Impact on R&D Ratio	(0.1) pts	0.0 pts	0.2 pts	0.1 pts
Goodwill Impairment
Goodwill impairment[5]	$430	$—	$430	$—
Total Special Items	$430	$—	$430	$—
Other Operating Income, net
Acquisition and integration items[2]	$—	$(1)	—	(14)
Total Special Items	$—	$(1)	$—	$(14)
Other (Income) Expense, net
Investment impairments[6]	—	20	—	20
Total Special Items	$—	$20	$—	$20
Income Tax Expense
Tax matters[7]	$5	$34	$42	$34
Tax effects of special items[8]	(60)	$(85)	(131)	(146)
Total Special Items	$(55)	$(51)	$(89)	$(112)
Impact on Effective Tax Rate	(44.9) pts	(23.3) pts	(117.3) pts	(34.6) pts
1 Our results for second quarter of 2024 and 2023 included business optimization charges of $20 million and $293 million, respectively. Our results for the first six months of 2024 and 2023 included business optimization charges of $77 million and $427 million, respectively. These restructuring and other business optimization costs included third-party costs incurred to support the transformation of certain general and administrative functions, property, plant and equipment impairments in connection with the transfer of a manufacturing production line as part of our initiative to optimize our global manufacturing and supply chain organization, costs to centralize certain of our R&D activities, our implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities, our decision to close one of our U.S.-based manufacturing facilities in the second quarter of 2023, which resulted in a $243 million noncash impairment of property, plant and equipment and rationalization of certain other manufacturing and distribution facilities. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results for the second quarter of 2024 and 2023 included $6 million and $8 million, respectively, and for the first six months of 2024 and 2023 included $11 million and $14 million, respectively, of integration costs which primarily reflected third party consulting costs related to our integration of Hillrom. In 2023, those costs were partially offset by a $1 million benefit in the second quarter and fully offset by a $14 million benefit in the first six months related to changes in the estimated fair values of contingent consideration liabilities.
3Our results for the second quarter of 2024 and 2023 included $10 million and $12 million, respectively, and for the first six months of 2024 and 2023 included $18 million and $24 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
4Our results for the second quarter of 2024 and 2023 included $81 million and $37 million, respectively, and for the first six months of 2024 and 2023 included $173 million and $46 million, respectively, of separation-related costs primarily reflecting costs of external advisors supporting our activities to prepare for the proposed separation of our Kidney Care segment. We also incurred $8 million and $15 million of additional separation-related costs in the second quarter and first six months of 2023, respectively, related to the sale of our BPS business that are reported in discontinued operations and are not presented in the table above.
5Our results in the second quarter and first six months of 2024 included charges of $430 million for a goodwill impairment of the Chronic Therapies reporting unit within our Kidney Care segment. Refer to Note 4 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the impairment.
6Our results in 2023 included $20 million of pre-tax losses from non-marketable investments in several early stage companies in the second quarter, consisting of $23 million of noncash impairment write-downs, partially offset by a $3 million gain from the sale of an investment.
7Our results for the second quarter and first six months of 2024 included $5 million and $42 million, respectively, of income tax expenses resulting from internal reorganization transactions related to the proposed separation of our Kidney Care segment. Our results in 2023 included a $30 million valuation allowance recorded to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax reform legislation to reflect our current estimate of its recoverability and $4 million of tax costs from separation-related activities.
8This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Gross Margin and Expense Ratios

	Three Months Ended June 30,
	2024	% of net sales	2023	% of net sales	$ change	% change
Gross margin	$1,431	37.5%	$1,111	30.0%	$320	28.8%
SG&A	$1,021	26.8%	$964	26.0%	$57	5.9%
R&D	$173	4.5%	$165	4.5%	$8	4.8%

	Six Months Ended June 30,
	2024	% of net sales	2023	% of net sales	$ change	% change
Gross margin	$2,818	38.1%	$2,386	33.0%	$432	18.1%
SG&A	$2,048	27.7%	$1,959	27.1%	$89	4.5%
R&D	$349	4.7%	$329	4.6%	$20	6.1%

Gross Margin
Our gross margin ratio was 37.5% and 30.0% for the three months ended June 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.7 and 10.4 percentage points on the gross margin ratio for the three months ended June 30, 2024 and 2023, respectively. Our gross margin ratio was 38.1% and 33.0% for the six months ended June 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.7 and 7.6 percentage points on the gross margin ratio for the six months ended June 30, 2024 and 2023, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of special items, the gross margin ratio increased by 0.8 and 1.2 percentage points in the second quarter and first six months of 2024, respectively, compared to the prior year periods. Those gross margin improvements were primarily attributable to our Kidney Care segment, driven by initiatives to reduce our manufacturing and supply chain costs, a favorable product mix, reflecting select exits from lower margin products and markets, and Acute Therapies sales growth, partially offset by lower gross margins in the current year periods in our Pharmaceuticals and Medical Products and Therapies segments.

SG&A
Our SG&A expenses ratio was 26.8% and 26.0% for the three months ended June 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.9 and 3.2 percentage points on the SG&A expenses ratio for the three months ended June 30, 2024 and 2023, respectively. Our SG&A expenses ratio was 27.7% and 27.1% for the six months ended June 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 4.3 and 3.8 percentage points on the SG&A expenses ratio for the six months ended June 30, 2024 and 2023, respectively.
Excluding the impact of special items, the SG&A expenses ratio increased by 0.1 percentage point in the both second quarter and first six months of 2024, compared to the prior year periods. SG&A for the current year periods reflected annual compensation increases and higher accruals under our annual employee incentive compensation plans.
R&D
Our R&D expenses ratio was 4.5% for the three months ended June 30, 2024 and 2023, respectively. The special items identified earlier in this section had a favorable impact of 0.1 percentage points on the R&D expenses ratio in the second quarter of 2024. The R&D expenses ratio was 4.7% and 4.6% for the six months ended June 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 0.2 and 0.1 percentage points on the R&D expenses ratio for the six months ended June 30, 2024 and 2023, respectively.
Excluding the impact of special items, the R&D expenses ratio increased by 0.1 percentage points and remained flat in the second quarter and first six months of 2024, respectively, compared to the prior year periods.
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
For the three months ended months ended June 30, 2024, $6 million of the restructuring charges related to a transfer of a manufacturing production line as part of our initiatives to optimize our global manufacturing and supply chain organization. For the six months ended June 30, 2024, $27 million of the restructuring charges related to a program to centralize certain of our R&D activities into a new location, and to our recent implementation of a new operating model intended to simplify and streamline our operations.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $7 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified (including after the completion of the proposed Kidney Care separation), we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Goodwill Impairment
During the second quarter of 2024, we recognized a $430 million goodwill impairment related to our Chronic Therapies reporting unit within our Kidney Care segment. See Note 4 for additional information.
Other Operating Income, Net
Other operating income, net was $1 million for the three months ended June 30, 2024 and 2023. In the second quarter of 2024, this amount was comprised of income from transition services arrangements related to the divestiture of our BPS business. In the second quarter of 2023, this amount was comprised of gains from changes in the estimated fair value of contingent consideration arrangements. Other operating income, net was $4 million and $14 million for the six months ended June 30, 2024 and 2023, respectively. In the first six months of 2024, this amount was comprised of income from transition services arrangements related to the divestiture of our BPS business. In the first six months of 2023, this amount was comprised of gains from changes in the estimated fair value of contingent consideration arrangements.
Interest Expense, Net
Interest expense, net was $85 million and $124 million in the second quarter of 2024 and 2023, respectively and $163 million and $241 million for the first six months of 2024 and 2023, respectively. The decrease in 2024 was driven by debt repayments in the fourth quarter of 2023 and, to a lesser extent, higher interest income due to a higher average cash balance and higher interest rates during the current year period.
Other (Income) Expense, net
Other (income) expense, net was income of $20 million and expense of $42 million for the three months ended June 30, 2024 and 2023, respectively, and income of $27 million and expense of $40 million for the six months ended June 30, 2024 and 2023, respectively. In the current year periods, other income, net was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses. In the prior year periods, other expense, net was primarily driven by foreign exchange losses, non-marketable investment impairments and decreases in the fair value of marketable equity securities, partially offset by pension and postretirement benefits.
Income Taxes
Our effective income tax rate was (21.0)% and (5.5)% in the second quarter of 2024 and 2023, respectively, and (92.9)% and (14.2)% for the first six months of 2024 and 2023, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards. Our effective income tax rate during interim periods reflects our estimated annual effective tax rate and discrete items.
For the three months ended June 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a non-deductible goodwill impairment, an increase in income tax expense resulting from internal reorganization transactions related to the proposed separation of our Kidney Care segment, separation costs that are partially non-deductible, and an unfavorable geographic earnings mix.
For the six months ended June 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a non-deductible goodwill impairment, an increase in income tax expense resulting from internal reorganization transactions related to the proposed separation of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, an increase in our liabilities for various uncertain tax positions, an unfavorable geographic earnings mix, and separation costs that are partially non-deductible.
For the three and six months ended June 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $30 million increase in the valuation allowance related to a deferred tax asset basis step-up that arose from previously enacted Swiss tax reform legislation and a favorable geographic earnings mix.
The Organization of Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) has put forth two proposals—Pillar One and Pillar Two—that (i) revise the existing profit allocation and nexus rules and (ii) ensure a minimal level of taxation, respectively. On December 12, 2022, the EU member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries both within and outside the EU have enacted new laws implementing Pillar Two or have draft legislation proposed for adoption. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation occurring in 2024. We currently expect that the impact of the Pillar Two legislation on our income tax expense for the year ending December 31, 2024 will be approximately $5 million to $10 million. We are continuing to evaluate the potential impacts of the Inclusive Framework for 2025 and future years, pending legislative adoption by individual countries, which could result in further adverse impacts on our income tax expense and cash flows.

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
SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Medical Products and Therapies	$238	$264	$465	$461
% of Segment Net Sales	18.0%	20.7%	18.2%	18.9%
Healthcare Systems and Technologies	120	100	187	212
% of Segment Net Sales	16.0%	13.5%	13.2%	14.4%
Pharmaceuticals	75	89	153	176
% of Segment Net Sales	12.5%	16.2%	13.0%	16.4%
Kidney Care	83	55	242	112
% of Segment Net Sales	7.4%	4.9%	10.9%	5.1%
Other	9	6	13	13
Total	525	514	1,060	974
Unallocated corporate costs	(3)	(25)	(23)	(46)
Intangible asset amortization expense	(167)	(157)	(333)	(319)
Goodwill impairment	(430)	—	(430)	—
Business optimization items	(20)	(293)	(77)	(427)
Acquisition and integration items	(6)	(7)	(11)	—
Separation-related costs	(81)	(37)	(173)	(46)
European Medical Devices Regulation	(10)	(12)	(18)	(24)
Total operating income	(192)	(17)	(5)	112
Interest expense, net	85	124	163	241
Other (income) expense, net	(20)	42	(27)	40
Loss from continuing operations before income taxes	$(257)	$(183)	$(141)	$(169)
Medical Products and Therapies
Segment operating income was $238 million and $264 million for the second quarter of 2024 and 2023, respectively, and $465 million and $461 million for the first six months of 2024 and 2023, respectively. The decrease in segment operating income in the second quarter compared to the prior year period was primarily due to increased allocations of Corporate shared costs, increased investments in R&D activities, increased shipping and fulfillment costs, annual compensation increases, and higher accruals under our annual employee incentive compensation plans, partially offset by higher sales in the current year period. The increased segment operating income for the six months ended June 30, 2024 compared to the prior year period was primarily driven by higher sales in the current year period, partially offset by increased operating costs due to the factors described above.
Healthcare Systems and Technologies
Segment operating income was $120 million and $100 million for the three months ended June 30, 2024 and 2023, respectively, and $187 million and $212 million for the six months ended June 30, 2024 and 2023, respectively. Segment operating income increased in the second quarter compared to the prior year period primarily due to lower operating expenses from cost savings initiatives and increased gross profit from higher sales of Care and Connectivity Solutions product offerings, partially offset by lower sales of our Front Line Care product offerings. Segment operating income decreased in the six months ended June 30, 2024 compared to the prior year period primarily due to decreased gross profit from lower sales, partially offset by lower operating expenses from cost savings initiatives.
Pharmaceuticals
Segment operating income was $75 million and $89 million for the three months ended June 30, 2024 and 2023, respectively, and $153 million and $176 million for the six months ended June 30, 2024 and 2023, respectively. The decreases in segment operating income for these periods were driven by lower gross margin percentages, reflecting the increased cost of certain inventory manufactured by our former BPS business, which now includes a third-party mark-up following our divestiture of that business in September 2023, and increased operating expenses, including marketing-related costs in connection with recent product launches.
Kidney Care
Segment operating income was $83 million and $55 million for the three months ended June 30, 2024 and 2023, respectively, and $242 million and $112 million for the six months ended June 30, 2024 and 2023, respectively. The increases in segment operating income for these periods were driven by higher gross margins, primarily as a result of initiatives to reduce our manufacturing and supply chain costs, a favorable product mix, reflecting select exits from lower margin products and markets, Acute Therapies sales growth, and, for the six-month period, improved margins on dialyzers sold in the first quarter of 2024 driven by higher production volumes and better absorption in advance of our closure of a dialyzer manufacturing facility at the end of 2023. These gross margin improvements were partially offset by higher operating expenses, including annual compensation increases and higher accruals under our annual employee incentive compensation plans.
Other
Other operating income, which represents operating income not attributable to our reportable segments, was $9 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and $13 million for both the six months ended June 30, 2024 and 2023. In the current and prior year periods, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The prior year period also includes royalty income under a business development arrangement. The increase in the second quarter of 2024 as compared to the prior year period reflects improved gross margins from contract manufacturing. Other operating income for the six months ended June 30, 2024 was flat to the prior year period, as improved gross margins from contract manufacturing were offset by termination of the royalty arrangement following our acquisition of the rights to the underlying product.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the six-month periods ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operations - continuing operations	$278	$780
Cash flows from investing activities - continuing operations	(257)	$(326)
Cash flows from financing activities	(1,076)	$(492)
Cash Flows from Operations - Continuing Operations
For the six months ended June 30, 2024 and 2023, operating cash flows from continuing operations were $278 million and $780 million, respectively. Operating cash flows from continuing operations in the current year period were unfavorably impacted, as compared to the prior year period, by higher annual payouts under our employee incentive compensation plans, which were determined based on our 2023 performance, payments for costs incurred in connection with the separation of our Kidney Care business, and by the timing of accounts receivable collections and accounts payable payments.
Cash Flows from Investing Activities - Continuing Operations
For the first six months ended June 30, 2024, cash used in investing activities from continuing operations primarily included capital expenditures of $292 million, partially offset by $34 million of proceeds from sales of marketable securities. For the six months ended June 30, 2023, cash used in investing activities from continuing operations primarily included capital expenditures of $328 million.
Cash Flows from Financing Activities
For the first six months ended June 30, 2024, cash used in financing activities included debt repayments of $824 million and dividend payments of $295 million, partially offset by proceeds from stock issued under employee benefit plans of $52 million. For the six months ended June 30, 2023, cash used for financing activities included dividend payments of $292 million and debt repayments of $142 million and a net decrease in commercial paper borrowings of $51 million, partially offset by proceeds from stock issued under employee benefit plans of $54 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first six months of 2024. We had $1.30 billion remaining available under this authorization as of June 30, 2024.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of June 30, 2024, we had a U.S. dollar-denominated term loan credit facility, which had two tranches of term loans outstanding, a U.S. dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility.
As of June 30, 2024, we had $130 million outstanding under one tranche of our U.S. dollar-denominated term loan credit facility that matures in 2024 and $1.64 billion outstanding under the other tranche of our U.S. dollar-denominated term loan credit facility that matures in 2026. Borrowings under the term loan credit facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin plus a credit spread adjustment or a “base rate” plus an applicable margin. The term loan credit facility contains various covenants, including a maximum net leverage ratio. We have the option to prepay outstanding amounts under the term loan credit facility in whole or in part at any time.
As of June 30, 2024, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.50 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of June 30, 2024 or December 31, 2023. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.

On July 17, 2024, we entered into a credit agreement in which a group of banks have committed to provide us senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("the bridge facility"). Borrowings under the bridge facility will be available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the proposed separation of our Kidney Care business. Borrowings under the bridge facility will bear interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We will also incur a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks’ funding commitments under the bridge facility will terminate upon the earliest to occur of: (i) our consummation of the debt repayments and tax payments described above without us having borrowed under the bridge facility, (ii) our election to terminate the commitments under the bridge facility, (iii) our receipt of net cash proceeds from certain transactions (including from the separation of our Kidney Care business), (iv) the occurrence of three drawings under the bridge facility, and (v) December 31, 2024. Outstanding borrowings under the bridge facility will mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we are required to use the net cash proceeds from certain transactions (including from the separation of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. The bridge facility contains financial and other covenants, including a net leverage covenant, and provides for customary events of default.
In the first quarter of 2024, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility to increase the maximum net leverage ratio covenant for the six fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. The amendment further provides for the reduction of the capacity under our U.S dollar-denominated revolving credit facility from $2.50 billion to $2.00 billion on the earlier of September 30, 2024 or the date of the sale or spinoff of our Kidney Care business. As of June 30, 2024, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of June 30, 2024, we had capacity to draw on the full amounts under our credit facilities. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on our credit facilities.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the revolving credit facilities; however, electing to do so would result in higher interest expense. We had no commercial paper borrowings outstanding as of June 30, 2024.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, and potentially by issuing debt, which could include commercial paper, bond issuances, or other financing arrangements, including the bridge facility. We had $2.10 billion of cash and cash equivalents as of June 30, 2024, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of June 30, 2024, we had approximately $12.90 billion of long-term debt and finance lease obligations, including current maturities, and no short-term debt. We used substantially all of the remaining net after-tax cash proceeds from the BPS divestiture to repay indebtedness in the first half of 2024. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure.
Our ability to generate cash flows from operations and issue debt on acceptable terms or at all could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings, or other significantly unfavorable changes in market conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support our growth objectives and reduce our post-Hillrom acquisition debt levels as we take actions consistent with our capital allocation priorities and strategic initiatives (including completion of the proposed Kidney Care separation).

In January 2024, Fitch revised our senior debt credit rating from BBB to BBB-, our senior debt credit rating outlook from rating watch negative to stable and our short-term debt credit rating from F2 to F3. In May 2024, our contract with Fitch expired. In June 2024, Fitch affirmed and withdrew ratings and coverage on us. As a result they no longer maintain ratings on our senior debt or our short-term debt. There have been no changes to our investment grade credit ratings from Standard & Poor's and Moody's that we disclosed in our 2023 Annual Report.
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
Impairment of Goodwill and Other Long-Lived Assets
Chronic Therapies Reporting Unit
In March 2024, we announced that we had been in recent discussions with select private equity investors to explore a potential sale of our Kidney Care business in lieu of the previously announced proposed spinoff of that business. While we have not finalized our decision with respect to the ultimate structure of the proposed Kidney Care separation at the time of this filing, we received bids from prospective buyers in June 2024 following the completion of a related due diligence process in connection with a potential sale transaction. If we were to sell our overall Kidney Care business at a price consistent with the bid we received that we believe to be most representative of fair value, we would recognize a significant gain, although the expected net pre-tax proceeds would be less than the sum of the individual fair values that we previously estimated for the two reporting units within our Kidney Care segment in connection with our most recent goodwill impairment assessments. Additionally, the fair value of our Chronic Therapies reporting unit within our Kidney Care segment exceeded its carrying value by only 6% as of November 1, 2023, the date of our most recent goodwill impairment test for that reporting unit. As a result of those factors, we performed an interim goodwill impairment assessment of our Chronic Therapies reporting unit in the second quarter of 2024, which resulted in a pre-tax goodwill impairment charge of $430 million, representing all of the goodwill of that reporting unit.
The fair value of our Chronic Therapies reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair value of the reporting unit included forecasted cash flows, discount rates, terminal growth rates, and earnings multiples. The discounted cash flow model used to determine the fair value of our Chronic Therapies reporting unit included our most recent cash flow projections, a 12.5% discount rate, and a 2.5% terminal growth rate, and multiples of forward-looking EBITDA ranged from 4.75 to 5.00. Our Chronic Therapies reporting unit fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.
The fair value of the remaining reporting unit within our Kidney Care segment, Acute Therapies, significantly exceeded its carrying value as of its most recent goodwill impairment test and we determined that an interim goodwill impairment test of that reporting unit was not required. However, in connection with the interim goodwill impairment test of our Chronic Therapies reporting unit during the second quarter of 2024, we also performed a fair value measurement of our Acute Therapies reporting unit and we calibrated the sum of the fair values of those two Kidney Care reporting units to the bid we received for the overall Kidney Care business that we believe to be most representative of fair value.
The discounted cash flow projections used in the valuation of our Chronic Therapies reporting unit for the goodwill impairment test as of June 30, 2024 did not change significantly from the projections used in connection with the November 1, 2023 test. However, for purposes of the June 30, 2024 valuation, the discount rate used in the discounted cash flow model was increased and the earnings multiples used in the guideline public company model were decreased to reflect our current understanding, based on the bids received during the proposed sale process, of how market participants view the risks associated with the business.

We also evaluated whether to perform impairment testing for other long-lived assets within our Kidney Care segment, including property, plant, and equipment related to our HD business. However, given the significant impairment that we recently recognized for the long-lived assets of the HD business during the third quarter of 2023, improvements in undiscounted cash flow projections for that business since that time, and the significant excess of fair value over carrying value for the remaining asset groups within our Kidney Care segment at the time of their most recent valuations during the second half of 2023, we determined that a quantitative impairment test of other long-lived assets was not required in the current period.

Front Line Care Reporting Unit
In connection with our November 1, 2023 annual goodwill impairment tests, we determined that the fair value of the Front Line Care reporting unit within our Healthcare Systems and Technologies segment exceeded its carrying value by approximately 5%. While no triggering events were identified during the six months ended June 30, 2024, we are continuing to closely monitor the performance of this reporting unit, and if there is a significant adverse change in our outlook for this business in the future, a goodwill impairment could arise at that time. As of June 30, 2024, the carrying amount of goodwill for our Front Line Care reporting unit was $2.42 billion.
There have been no significant changes in the application of our critical accounting policies during the first six months of 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for our annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. Upon adoption of this standard, we expect to disclose additional income statement information for our reportable segments.
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
Certain statements contained in this quarterly report on Form 10-Q may constitute “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements by their nature address matters that are uncertain to different degrees. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements may include statements with respect to the proposed separation of our Kidney Care business and other portfolio management activities we may undertake in the future, the costs, structure, and timing associated with strategic initiatives including the proposed separation, the viability and accuracy of anticipated benefits of our strategic actions, the expected growth rates for our segments, accounting estimates and assumptions (including with respect to goodwill and other intangible asset impairments), global economic conditions, litigation-related matters, future regulatory filings (or the withdrawal or resubmission of any pending submissions) and our R&D pipeline (including anticipated product approvals or clearances), sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency, interest rate and credit risks, our net interest expense, the impact of inflation on our business, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances and refinancings, the adequacy of tax provisions and reserves, the effective income tax rate, and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:
•our ability to execute and complete strategic initiatives, asset dispositions, and other transactions, including the proposed separation of our Kidney Care business, our plans to simplify our manufacturing footprint and the timing for such transactions, the ability of the parties to secure any required regulatory approvals or satisfy any applicable conditions, and our ability to realize the expected proceeds, consideration, and benefits of these transactions (including with respect to any post-separation arrangements or cost savings initiatives);
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
•the impact of global economic conditions (including, among other things, inflation levels, interest rates, financial market volatility, banking crises, the potential for a recession, the war in Ukraine, the conflict in the

Middle East (including recent attacks on merchant ships in the Red Sea), tensions amongst China, Taiwan, and the U.S. and the potential for escalation of these conflicts, the related economic sanctions being imposed globally in response to the conflicts and potential trade wars and global public health crises, pandemics and epidemics, or the anticipation of any of the foregoing, on our operations and our employees, customers, suppliers, and foreign governments in countries in which we operate;
•downgrades to our credit ratings or ratings outlooks, or withdrawals by rating agencies from rating us and our indebtedness, and the related impact on our funding costs and liquidity;
•the impact of any goodwill, intangible asset, or other long-lived asset impairments on our operating results;
•product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements or the withdrawal or resubmission of any pending applications), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•regulatory agency inspections, product quality or patient safety issues leading to product recalls, withdrawals, labeling changes, launch delays, warning letters, import bans, denial of import certifications, sanctions, seizures, litigation, or declining sales, including the focus on evaluating product portfolios for the potential presence or formation of nitrosamines;
•future actions of, or failures to act or delays in acting by FDA, the European Medicines Agency, or any other regulatory body or government authority (including the SEC, DOJ, or the Attorney General of any state) that could delay, limit, or suspend product development, manufacturing, or sale, or result in seizures, recalls, injunctions, monetary sanctions, or criminal or civil liabilities;
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
•the continuity, availability, and pricing of acceptable raw materials and component parts, our ability to pass some or all of these costs to our customers through price increases or otherwise, and the related continuity of our manufacturing and distribution and those of our suppliers;
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
•loss of key employees (including those involved with any key strategic actions), the occurrence of labor disruptions (including as a result of labor disagreements under bargaining agreements or national trade union agreements or disputes with works councils) or the inability to attract, develop, retain, and engage employees;
•failures with respect to our quality, compliance, or ethics programs;
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
•the impact of competitive products and pricing, including generic competition, drug reimportation, and disruptive technologies;
•global regulatory, trade, and tax policies, including with respect to climate change and other sustainability matters;

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
•other factors identified elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, all of which are available on our website.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Chinese Renminbi, Korean Won, Australian Dollar, Canadian Dollar, Japanese Yen, Colombian Peso, Brazilian Real, Mexican Peso, Indian Rupee, and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce our net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of June 30, 2024 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of June 30, 2024, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $1 million with respect to those contracts would change by $40 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of June 30, 2024 by replacing the actual exchange rates as of June 30, 2024 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of June 30, 2024, our subsidiary in Turkey had net monetary assets of $16 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2023 Annual Report. There were no significant changes during the quarter ended June 30, 2024.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2023 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the second quarter of 2024, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of June 30, 2024. This program does not have an expiration date.
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

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Baxter International Inc. (incorporated by reference to Exhibit 3.1 to Baxter International Inc's Form S-8, filed on May 7, 2024).

10.1
Baxter International Inc. Amended and Restated 2021 Incentive Plan (incorporated by reference to Appendix A to Baxter International Inc.'s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2024).

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
Date: August 6, 2024
	By:	/s/ Joel T. Grade
Joel T. Grade Executive Vice President and Chief Financial Officer, (duly authorized officer and principal financial officer)