Form 10-Q
period 2024-09-30
BAXTER INTERNATIONAL INC
filed 2024-11-12
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 31, 2024 was 510,587,581 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$1,420	3,078
Accounts receivable, net of allowances of $65 in 2024 and $62 in 2023	1,729	1,719
Inventories	2,103	1,918
Prepaid expenses and other current assets	720	706
Current assets of discontinued operations	2,892	2,179
Total current assets	8,864	9,600
Property, plant and equipment, net	2,833	2,871
Goodwill	5,783	5,793
Other intangible assets, net	5,449	5,918
Operating lease right-of-use assets	327	336
Other non-current assets	886	809
Non-current assets of discontinued operations	2,534	2,949
Total assets	$26,676	$28,276
Current liabilities:
Current maturities of long-term debt and finance lease obligations	$2,498	$2,667
Accounts payable	841	881
Accrued expenses and other current liabilities	1,772	1,915
Current liabilities of discontinued operations	1,089	1,040
Total current liabilities	6,200	6,503
Long-term debt and finance lease obligations, less current portion	10,437	11,089
Operating lease liabilities	259	265
Other non-current liabilities	1,263	1,400
Non-current liabilities of discontinued operations	575	551
Total liabilities	18,734	19,808
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2024 and 2023	683	683
Common stock in treasury, at cost, 173,032,822 shares in 2024 and 175,861,893 shares in 2023	(11,084)	(11,230)
Additional contributed capital	6,391	6,389
Retained earnings	15,529	16,114
Accumulated other comprehensive loss	(3,647)	(3,554)
Total Baxter stockholders’ equity	7,872	8,402
Noncontrolling interests	70	66
Total equity	7,942	8,468
Total liabilities and equity	$26,676	$28,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$2,699	$2,599	$7,883	$7,634
Cost of sales	1,666	1,543	4,858	4,584
Gross margin	1,033	1,056	3,025	3,050
Selling, general and administrative expenses	754	744	2,206	2,270
Research and development expenses	129	133	379	391
Other operating income, net	(5)	—	(9)	(14)
Operating income	155	179	449	403
Interest expense, net	87	127	251	367
Other (income) expense, net	(1)	(12)	(34)	15
Income from continuing operations before income taxes	69	64	232	21
Income tax expense	8	27	70	59
Income (loss) from continuing operations	61	37	162	(38)
Income (loss) from discontinued operations, net of tax	83	2,474	(290)	2,455
Net income (loss)	144	2,511	(128)	2,417
Net income attributable to noncontrolling interests included in continuing operations	—	—	—	—
Net income attributable to noncontrolling interests included in discontinued operations	4	3	9	6
Net income attributable to noncontrolling interests	4	3	9	6
Net income (loss) attributable to Baxter stockholders	$140	$2,508	$(137)	$2,411
Income (loss) from continuing operations per common share
Basic	$0.12	$0.07	$0.32	$(0.08)
Diluted	$0.12	$0.07	$0.32	$(0.08)
Income (loss) from discontinued operations per common share
Basic	$0.15	$4.88	$(0.59)	$4.84
Diluted	$0.15	$4.86	$(0.59)	$4.84
Income (loss) per common share
Basic	$0.27	$4.95	$(0.27)	$4.76
Diluted	$0.27	$4.93	$(0.27)	$4.76
Weighted-average number of shares outstanding
Basic	510	507	509	506
Diluted	512	509	511	506
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations	$61	$37	$162	$(38)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($19) and $12 for the three months ended September 30, 2024 and 2023, respectively, and ($3) and $2 for the nine months ended September 30, 2024 and 2023, respectively.	106	(36)	(61)	(39)
Pension and other postretirement benefits, net of tax expense (benefit) of ($2) and zero for the three months ended September 30, 2024 and 2023, respectively, and zero and ($3) for the nine months ended September 30, 2024 and 2023, respectively.	(6)	(1)	(2)	(11)
Hedging activities, net of tax expense (benefit) of ($3) and $2 for the three months ended September 30, 2024 and 2023, respectively and zero and $3 for the nine months ended September 30, 2024 and 2023, respectively.	(9)	5	2	10
Total other comprehensive income (loss) from continuing operations, net of tax	91	(32)	(61)	(40)
Comprehensive loss from continuing operations	152	5	101	(78)
Income (loss) from discontinued operations, net of tax	83	2,474	(290)	2,455
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of $(11) and $(1) for the three months ended September 30, 2024 and 2023, respectively, and $(15) and $(1) for the nine months ended September 30, 2024 and 2023, respectively.	90	134	(35)	162
Pension and other postretirement benefits, net of tax expense (benefit) of zero for the three and nine months ended September 30, 2024 and 2023	—	(4)	(1)	(5)
Total other comprehensive income (loss) from discontinued operations	90	130	(36)	157
Comprehensive income (loss) from discontinued operations	173	2,604	(326)	2,612
Comprehensive income (loss)	325	2,609	(225)	2,534
Less: Comprehensive income attributable to noncontrolling interests	4	3	9	6
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(4)	—
Comprehensive income (loss) attributable to Baxter stockholders	$321	$2,606	$(230)	$2,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2024	683	$683	173	$(11,104)	$6,353	$15,539	$(3,828)	$7,643	$65	$7,708
Net income	—	—	—	—	—	140	—	140	4	144
Other comprehensive income (loss)	—	—	—	—	—	—	181	181	—	181
Stock issued under employee benefit plans and other	—	—	—	20	38	—	—	58	—	58
Dividends declared on common stock	—	—	—	—	—	(150)	—	(150)	—	(150)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of September 30, 2024	683	$683	173	$(11,084)	$6,391	$15,529	$(3,647)	$7,872	$70	$7,942

	For the nine months ended September 30, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2024	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
Net loss	—	—	—	—	—	(137)	—	(137)	9	(128)
Other comprehensive income (loss)	—	—	—	—	—	—	(93)	(93)	(4)	(97)
Stock issued under employee benefit plans and other	—	—	(3)	146	2	—	—	148	—	148
Dividends declared on common stock	—	—	—	—	—	(448)	—	(448)	—	(448)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2024	683	$683	173	$(11,084)	$6,391	$15,529	$(3,647)	$7,872	$70	$7,942

	For the three months ended September 30, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2023	683	$683	177	$(11,296)	$6,341	$13,655	$(3,814)	$5,569	$62	$5,631
Net income	—	—	—	—	—	2,508	—	2,508	3	2,511
Other comprehensive income (loss)	—	—	—	—	—	—	98	98	—	98
Stock issued under employee benefit plans and other	—	—	(1)	47	27	—	—	74	—	74
Dividends declared on common stock	—	—	—	—	—	(148)	—	(148)	—	(148)
Balance as of September 30, 2023	683	$683	176	$(11,249)	$6,368	$16,015	$(3,716)	$8,101	$65	$8,166

	For the nine months ended September 30, 2023
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2023	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net income	—	—	—	—	—	2,411	—	2,411	6	2,417
Other comprehensive income (loss)	—	—	—	—	—	—	117	117	—	117
Stock issued under employee benefit plans and other	—	—	(3)	140	46	—	—	186	—	186
Dividends declared on common stock	—	—	—	—	—	(446)	—	(446)	—	(446)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2023	683	$683	176	$(11,249)	$6,368	$16,015	$(3,716)	$8,101	$65	$8,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operations
Net income (loss)	$(128)	$2,417
Less: Income (loss) from discontinued operations, net of tax	(290)	2,455
Income (loss) from continuing operations	162	(38)
Adjustments to reconcile net loss to cash flows from operations:
Depreciation and amortization	752	720
Deferred income taxes	(136)	(239)
Stock compensation	75	90
Net periodic pension and other postretirement costs	(21)	(19)
Other long-lived asset impairments	42	3
Other	20	25
Changes in balance sheet items:
Accounts receivable, net	(17)	52
Inventories	(180)	(120)
Prepaid expenses and other current assets	(61)	(41)
Accounts payable	3	161
Accrued expenses and other current liabilities	(192)	261
Other	(71)	(63)
Cash flows from operations - continuing operations	376	792
Cash flows from operations - discontinued operations	155	403
Cash flows from operations	531	1,195
Cash flows from investing activities
Capital expenditures	(314)	(340)
Acquisitions of developed technology and investments	(9)	(4)
Proceeds from sale of marketable equity securities	34	—
Other investing activities, net	8	19
Cash flows from investing activities - continuing operations	(281)	(325)
Cash flows from investing activities - discontinued operations	(140)	3,768
Cash flows from investing activities	(421)	3,443
Cash flows from financing activities
Repayments of debt	(827)	(353)
Net increases in debt with original maturities of three months or less	—	214
Cash dividends on common stock	(443)	(439)
Proceeds from stock issued under employee benefit plans	63	86
Other financing activities, net	(15)	(62)
Cash flows from financing activities	(1,222)	(554)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	(45)	(37)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	39	23
Increase (decrease) in cash, cash equivalents and restricted cash	(1,118)	4,070
Cash, cash equivalents and restricted cash at beginning of period (1)	3,198	1,722
Cash, cash equivalents and restricted cash at end of period (1)	2,080	5,792
Less cash and cash equivalents of discontinued operations	658	72
Cash, cash equivalents and restricted cash of continuing operations	$1,422	$5,720
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of September 30, 2024, December 31, 2023, and September 30, 2023 (in millions):

	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents	$1,420	$3,078	$5,716
Restricted cash included in other non-current assets	2	4	4
Cash, cash equivalents and restricted cash	$1,422	$3,082	$5,720
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
In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The disclosures presented in our notes to the consolidated financial statements are presented on a continuing operations basis. The results of operations for the current interim period are not necessarily indicative of the results of operations to be expected for the full year.
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business, which will be known as Vantive, for an aggregate purchase price of $3.80 billion. After giving effect to certain closing adjustments, we currently expect to receive approximately $3.50 billion in cash with net after-tax proceeds currently estimated to be in the range of $3.15 billion to $3.25 billion. The transaction is currently expected to close in late 2024 or early 2025, subject to the receipt of customary regulatory approvals and satisfaction of other closing conditions. We determined that our Kidney Care business met the criteria to be classified as held-for-sale in August 2024, and we also concluded that it met the conditions to be reported as a discontinued operation at that time. Accordingly, our Kidney Care business is reported in discontinued operations in the accompanying condensed consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations presentation. See Note 2 for additional information.
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, N.C. and disrupted operations at that facility. We are actively working with customers, regulators and other stakeholders to manage inventory and minimize disruption to patient care as we work to fully restore our North Cove manufacturing operations. Our insurance policies generally cover the repair or replacement of our assets that suffer loss or damage, less applicable deductibles and subject to any coverage limits and exclusions, and we are working closely with our insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and the loss we suffered as a result of Hurricane Helene (which proceeds are likely to be less than the applicable losses). Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the third quarter of 2024, we recorded $25 million of pre-tax net charges related to damages caused by Hurricane Helene. This consisted of $44 million related to the write-off of damaged inventory and fixed assets offset by a receivable of $19 million, which is the amount of the loss, net of our insurance deductible, related to insurance recoveries expected as a result of those asset write-offs. These amounts were recorded as a component of cost of sales in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2024. At this time, the full amount of combined property damage and business interruption costs cannot be estimated and any additional insurance recoveries are not realizable, and accordingly, no additional amounts have been recorded as of September 30, 2024. On November 1, 2024, we received $101 million of cash related to insurance proceeds which included recoveries for expenses incurred after the balance sheet date. We expect to receive additional related insurance proceeds in the future.
Risks and Uncertainties
Supply Constraints and Global Economic Conditions
In recent years, we have experienced significant challenges to our global supply chain, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), higher transportation costs, adverse impacts from significant weather events (including Hurricane Helene and the flooding of our North Cove facility), elevated inflation levels and interest rates, disruptions to certain ports of call and access to shipping lanes around the world, the war in Ukraine, the conflict in the Middle East, tensions amongst China, Taiwan, and the U.S., and other geopolitical events. While we have seen improvements in the availability of component parts and improved pricing of raw materials and on transportation costs, some of these challenges (such as additional transportation costs resulting from Hurricane Helene as we transfer product across our global network in the interest of increasing the availability of intravenous and peritoneal dialysis solutions for our customers while we work to fully remediate our North Cove facility) are expected to have a negative impact on our results of operations in the future.
2. DISCONTINUED OPERATIONS
A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The condensed consolidated financial statements reflect discontinued operations presentation for two strategic actions, as described below.
Discontinued Operations - Kidney Care
On August 12, 2024, we entered into an EPA to sell our Kidney Care business, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions. That business, which is comprised of our Kidney Care segment, provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. Pursuant to the EPA, we expect to sell the Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion. After giving effect to certain adjustments, we currently expect to receive approximately $3.50 billion of net pre-tax cash proceeds (approximately $3.15 billion to $3.25 billion after tax). The transaction is currently expected to close in late 2024 or early 2025, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions. We intend to use the net after-tax proceeds from this transaction to repay certain of our debt obligations, consistent with our stated capital allocation priorities.
We concluded that our Kidney Care business met the criteria to be classified as held-for-sale in August 2024. We analyzed the quantitative and qualitative factors relevant to the pending sale of our Kidney Care business, including its significance to our overall net income (loss), earnings (loss) per share, and net assets, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying condensed consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.
Upon closing of the pending sale of the Kidney Care business, Baxter and Vantive will enter into several agreements, including a Manufacturing and Supply Agreement (Kidney Care MSA), a long-term Master Services Agreement, a Distribution Agreement, a Transition Services Agreement (Kidney Care TSA), and an Intellectual Property Agreement. Pursuant to the Kidney Care MSA, Baxter and the Kidney Care divested entities will provide each other with certain dialysis-related products, other products, product components and fulfillment services for a period up to 10 years post-closing (with certain extension rights as provided therein). Pursuant to the Kidney Care TSA, Baxter and the entities that will be divested in connection with the pending Kidney Care sale (the Kidney Care divested entities) will provide each other, on an interim basis, certain transitional services for up to 30 months post-closing (with certain extension rights as provided therein) to help ensure business continuity and help minimize disruptions to the entities' operations post-closing. Services to be provided under the TSA include IT, supply chain and certain other corporate and administrative services. Pursuant to the EPA, Baxter will retain (i) the manufacture and sale of saline solutions and (ii) the plastics operations of Baxter and its subsidiaries at its Mountain Home, Arkansas facility, which is not part of the Kidney Care segment.
Discontinued Operations - BioPharma Solutions
On September 29, 2023, we sold our BioPharma Solutions (BPS) business to Advent International and Warburg Pincus (collectively, the BPS buyers).
The BPS business, which was historically reported within our former Americas segment, provided contract manufacturing and development services, which include sterile fill-finish manufacturing and support services across clinical and commercial applications, primarily serving customers in the pharmaceutical industry. BPS was historically operated through our former, wholly-owned subsidiaries Baxter Pharmaceutical Solutions LLC, a Delaware limited liability company, and Baxter Oncology GmbH, a German limited liability company (collectively, the BPS divested entities).
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
At closing of the transaction, Baxter entered into a Transition Services Agreement (BPS TSA) and a Master Commercial Manufacturing and Supply Agreement (BPS MSA) with the divested entities. Pursuant to the BPS TSA, Baxter and the BPS divested entities provide to each other, on an interim basis, specific transition services for up to 24 months post-closing to help ensure business continuity and minimize disruptions. Services provided under the BPS TSA include finance, information technology, human resources, integrated supply chain, and certain other administrative services. Pursuant to the BPS MSA, the BPS divested entities provide development, manufacturing, regulatory, and other related services for certain Baxter pharmaceutical products for up to 5 years post-closing (with certain extension rights as provided therein).
Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following tables summarize the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2024 and 2023:

	Kidney Care		BioPharma Solutions		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023
Net sales	$1,155	$1,109	$—	$191	$1,155	$1,300
Cost of sales	731	1,048	—	81	731	1,129
Gross margin	424	61	—	110	424	171
Selling, general and administrative expenses	278	258	—	15	278	273
Research and development expenses	41	33	—	1	41	34
Other operating income, net	(1)	—	—	—	(1)	—
Operating income (loss)	106	(230)	—	94	106	(136)
Interest expense, net	1	1	—	—	1	1
Other (income) expense, net	(8)	5	—	2	(8)	7
Income (loss) from discontinued operations before gain on disposition and income taxes	113	(236)	—	92	113	(144)
Gain on disposition	—	—	—	2,890	—	2,890
Income tax expense (benefit)	30	(250)	—	522	30	272
Income from discontinued operations, net of tax	83	14	—	2,460	83	2,474
Less: Net income attributable to noncontrolling interest included in discontinued operations	4	3	—	—	4	3
Net income attributable to Baxter stockholders included in discontinued operations	$79	$11	$—	$2,460	$79	$2,471

	Kidney Care		BioPharma Solutions		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Net sales	$3,375	$3,294	$—	$469	$3,375	$3,763
Cost of sales	2,125	2,841	—	216	2,125	3,057
Gross margin	1,250	453	—	253	1,250	706
Selling, general and administrative expenses	874	691	—	44	874	735
Research and development expenses	140	104	—	2	140	106
Goodwill impairment	430	—	—	—	430	—
Other operating income, net	(1)	—	—	—	(1)	—
Operating income (loss)	(193)	(342)	—	207	(193)	(135)
Interest expense, net	—	2	—	—	—	2
Other (income) expense, net	(2)	18	—	2	(2)	20
Income (loss) from discontinued operations before income taxes	(191)	(362)	—	205	(191)	(157)
Gain on disposition	—	—	—	2,890	—	2,890
Income tax expense (benefit)	99	(258)	—	536	99	278
Income (loss) from discontinued operations, net of tax	(290)	(104)	—	2,559	(290)	2,455
Less: Net income attributable to noncontrolling interests included in discontinued operations	9	6	—	—	9	6
Net income (loss) attributable to Baxter stockholders included in discontinued operations	$(299)	$(110)	$—	$2,559	$(299)	$2,449
For the three and nine months ended September 30, 2024, selling, general and administrative expenses (SG&A) includes $69 million and $236 million, respectively, of separation-related costs incurred in connection with the pending sale of our Kidney Care business. For the three months ended September 30, 2023, SG&A includes separation-related costs of $67 million and $8 million, incurred in connection with the pending sale of our Kidney Care business and the sale of BPS, respectively. For the nine months ended September 30, 2023, SG&A includes separation-related costs of $108 million and $15 million, incurred in connection with the pending sale of our Kidney Care business and the sale of BPS, respectively.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations, related to our Kidney Care business, in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$658	$116
Accounts receivable, net of allowances	1,045	971
Inventories	960	906
Prepaid expenses and other current assets	229	186
Current assets of discontinued operations	2,892	2,179
Property, plant and equipment, net	1,542	1,562
Goodwill	276	721
Other intangible assets, net	147	161
Operating lease right-of-use assets	209	188
Other non-current assets	360	317
Non-current assets of discontinued operations	2,534	2,949
Assets of discontinued operations	$5,426	$5,128
Current maturities of finance lease obligations	$—	$1
Accounts payable	396	360
Accrued expenses and other current liabilities	693	679
Current liabilities of discontinued operations	1,089	1,040
Long-term finance lease obligations, less current portion	40	41
Operating lease liabilities	186	173
Other non-current liabilities	349	337
Non-current liabilities of discontinued operations	575	551
Liabilities of discontinued operations	$1,664	$1,591

3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$67	$61	$62	$50
Charged to costs and expenses	4	2	4	17
Write-offs	(3)	1	(6)	(2)
Currency translation adjustments	(3)	2	5	1
Balance at end of period	$65	$66	$65	$66

Inventories

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$532	$530
Work in process	256	234
Finished goods	1,315	1,154
Inventories	$2,103	$1,918
Property, Plant and Equipment, Net

(in millions)	September 30, 2024	December 31, 2023
Property, plant and equipment, at cost	$7,605	$7,650
Accumulated depreciation	(4,772)	(4,779)
Property, plant and equipment, net	$2,833	$2,871
Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest expense, net of capitalized interest	$101	$136	$308	$394
Interest income	(14)	(9)	(57)	(27)
Interest expense, net	$87	$127	$251	$367
Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Foreign exchange losses, net	$7	$10	$21	49
Pension and other postretirement benefit plans	(9)	(15)	(34)	(37)
Change in fair value of marketable equity securities	—	(3)	(3)	3
Non-marketable investment impairments	—	—	—	13
Other, net	1	(4)	(18)	(13)
Other (income) expense, net	$(1)	$(12)	$(34)	$15
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2024 and 2023 were $54 million and $55 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of September 30, 2024 and 2023 were $34 million and $30 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products and Therapies	Healthcare Systems and Technologies	Pharmaceuticals	Total
Balance as of December 31, 2023	$1,241	$3,989	$563	$5,793
Currency translation	(7)	—	(3)	(10)
Balance as of September 30, 2024	$1,234	$3,989	$560	$5,783
Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
September 30, 2024
Gross other intangible assets	$3,390	$3,182	$963	$87	$680	$157	$8,459
Accumulated amortization	(824)	(2,027)	(92)	(67)	—	—	(3,010)
Other intangible assets, net	$2,566	$1,155	$871	$20	$680	$157	$5,449
December 31, 2023
Gross other intangible assets	$3,390	$3,181	$964	$86	$680	$157	$8,458
Accumulated amortization	(654)	(1,782)	(38)	(66)	—	—	(2,540)
Other intangible assets, net	$2,736	1,399	926	20	680	157	5,918
Intangible asset amortization expense was $159 million and $147 million for the three months ended September 30, 2024 and 2023, respectively, and $471 million and $434 million for the nine months ended September 30, 2024 and 2023, respectively.
5. FINANCING ARRANGEMENTS
Credit Facilities
On July 17, 2024, we entered into a credit agreement in which a group of banks have committed to provide us senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("the bridge facility"). Borrowings under the bridge facility will be available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the pending sale of our Kidney Care business. Borrowings under the bridge facility will bear interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We will also incur a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks’ funding commitments under the bridge facility will terminate upon the earliest to occur of: (i) our consummation of the debt repayments and tax payments described above without us having borrowed under the bridge facility, (ii) our election to terminate the commitments under the bridge facility, (iii) our receipt of net cash proceeds from certain transactions (including from the pending sale of our Kidney Care business), (iv) the occurrence of three drawings under the bridge facility, and (v) December 31, 2024. Outstanding borrowings under the bridge facility will mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we are required to use the net cash proceeds from certain transactions (including from the pending sale of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. The bridge facility contains financial and other covenants, including a net leverage covenant, and provides for customary events of default. There were no borrowings outstanding under this bridge facility as of September 30, 2024.

In the first quarter of 2024, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility to increase the maximum net leverage ratio covenant for the six fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. The amendment further provided for the reduction of the capacity under our U.S dollar-denominated revolving credit facility from $2.50 billion to $2.00 billion on the earlier of September 30, 2024 or the date of the sale of our Kidney Care business. Costs incurred in connection with the amendment were not material.
In addition to our U.S. dollar-denominated revolving credit facility with a current capacity of $2.00 billion, our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities matures in 2026. There were no borrowings outstanding under these credit facilities as of September 30, 2024 or December 31, 2023. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of September 30, 2024 we have capacity to draw on the full amounts under our credit facilities.
In the first nine months of 2024, we repaid $822 million of senior notes at maturity.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, employment and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2024 and December 31, 2023, our total recorded reserves with respect to legal and environmental matters were $41 million and $25 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Additionally, we are a defendant in a separate matter regarding a seventh Superfund site. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of September 30, 2024 and December 31, 2023, our environmental reserves, which are measured on an undiscounted basis, were $30 million and $15 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached an agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. On December 16, 2022, we filed a motion to dismiss and for a more definite statement. In response, Plaintiffs filed a First Amended Complaint on January 6, 2023. We answered the First Amended Complaint on January 27, 2023. The parties reached an agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023. Since December 2023, 25 lawsuits (after giving effect to the amendment referenced below) have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. The plaintiffs seek damages in an unspecified amount. On July 16, 2024, Plaintiffs' counsel filed an omnibus motion seeking leave to add certain defendants to hundreds of previously-filed lawsuits, including Baxter with respect to 40 cases. The motion was denied on July 25, 2024, without prejudice to refiling multiple motions each addressing smaller groupings of cases and defendants. On September 11, 2024, the court granted leave to amend one previously-filed complaint to add Baxter as a defendant.
We acquired Hill-Rom Holdings, Inc. (Hillrom) on December 13, 2021. In July 2021, Hill-Rom, Inc., a wholly-owned subsidiary of Hillrom, received a subpoena from the United States Office of Inspector General for the Department of Health and Human Services (the DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. The subpoena was related to a lawsuit brought under the qui tam provisions of the False Claims Act. The allegations included in the unsealed complaint relate to conduct prior to our acquisition of Hillrom, and the division involved is no longer operational. Hillrom voluntarily began a related internal review, and Hillrom and Baxter cooperated fully with the DHHS and the Department of Justice (DOJ) with respect to this matter. In January 2024, the parties reached an agreement to settle the allegations. We paid the settlement amounts, which were not material to our financial results, in January 2024 and the matter was dismissed in February 2024. In October 2022, the DOJ issued a separate Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. In October 2024, the DOJ issued a subpoena (2024 Subpoena), pursuant to 18 U.S.C. 3846, to Hillrom. The 2024 Subpoena substantially overlaps with the CID and requests additional documents relating to Hillrom's respiratory health business. Baxter is cooperating fully with the DOJ in responding to the CID and the 2024 Subpoena. The DHHS and DOJ often issue these types of requests when investigating alleged violations of the federal health care laws.
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
On June 20, 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act and Section 3 of the Clayton Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. On September 30, 2024, the plaintiff filed a First Amended Complaint.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended September 30, 2024 and 2023 were $0.29 and for the nine months ended September 30, 2024 and 2023 were $0.87.

Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first nine months of 2024 and 2023 we did not repurchase any shares under this authority. We had $1.30 billion remaining available under the authorization as of September 30, 2024.
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
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the nine months ended September 30, 2024 and 2023.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
Other comprehensive income (loss) before reclassifications	(92)	—	2	—	(90)
Amounts reclassified from AOCI (a)	—	(3)	—	—	(3)
Net other comprehensive income (loss)	(92)	(3)	2	—	(93)
Balance as of September 30, 2024	$(3,077)	$(455)	$(118)	$3	$(3,647)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	(62)	—	15	—	(47)
Amounts reclassified from AOCI (a)	185	(16)	(5)	—	164
Net other comprehensive income (loss)	123	(16)	10	—	117
Balance as of September 30, 2023	$(3,263)	$(347)	$(109)	$3	$(3,716)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income (loss) during the three and nine months ended September 30, 2024 and 2023.

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$1	$4	Other (income) expense, net
Less: Tax effect	—	(1)	Income tax expense
	$1	$3	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$4	$9	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
Fair value hedges	—	(5)	Other (income) expense, net
	3	—	Total before tax
Less: Tax effect	(1)	—	Income tax expense
	$2	$—	Net of tax
Total reclassifications for the period	$3	$3	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from BPS divestiture	$(185)	$(185)	Income from discontinued operations, net of tax
Less: Tax effect	—	—	Income from discontinued operations, net of tax
	$(185)	$(185)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$5	$15	Other (income) expense, net
Pension settlement from BPS divestiture	4	4	Income from discontinued operations, net of tax
	9	19	Total before tax
Less: Tax effect	—	(3)	Income tax expense
	$9	$16	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$3	$10	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
	2	6	Total before tax
Less: Tax effect	—	(1)	Income tax expense
	$2	$5	Net of tax
Total reclassifications for the period	$(174)	$(164)	Total net of tax
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
Our primary customers are hospitals, healthcare distribution companies, and government agencies that purchase healthcare products on behalf of providers. Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. We earn revenues from sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products; smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space. For most of those offerings, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
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
As of September 30, 2024, we had $2.75 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Products and Therapies segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 25% of this amount as revenue over the remainder of 2024, 25% in 2025, 20% in each of 2026 and 2027 and 10% thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which include estimates of variable consideration primarily related to rebates and wholesaler chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and nine months ended September 30, 2024 and 2023 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.54 billion as of September 30, 2024 and December 31, 2023.
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
The following table summarizes our contract assets:

(in millions)	September 30, 2024	December 31, 2023
Contract manufacturing services	$4	$4
Software sales	46	45
Bundled equipment and consumable medical products contracts	95	116
Contract assets	$145	$165
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
The following table summarizes contract liability activity for the nine months ended September 30, 2024 and 2023. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Nine Months Ended September 30,
(in millions)	2024	2023
Balance at beginning of period	$169	$173
New revenue deferrals	383	401
Revenue recognized upon satisfaction of performance obligations	(389)	(407)
Currency translation	(3)	2
Balance at end of period	$160	$169
For the nine months ended September 30, 2024 and 2023, $94 million and $111 million of revenue was recognized that was included in contract liabilities as of December 31, 2023 and 2022, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	September 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$54	$53
Other non-current assets	91	112
Contract assets	$145	$165

Accrued expenses and other current liabilities	$124	$128
Other non-current liabilities	36	41
Contract liabilities	$160	$169
Disaggregation of Net Sales
Refer to Note 16 for additional information on our net sales including the disaggregation of net sales within each of our segments and net sales by geographic location.

Lease Revenue
We lease medical equipment, such as smart beds and infusion pumps, to customers, often in conjunction with arrangements to provide consumable medical products such as IV fluids and inhaled anesthetics. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term, vary by customer. We allocate revenue between equipment leases and medical products based on their standalone selling prices.
The components of lease revenue for the three and nine months ended September 30, 2024 and 2023 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Sales-type lease revenue	$3	$2	$8	$6
Operating lease revenue	102	98	288	302
Variable lease revenue	10	3	22	15
Total lease revenue	$115	$103	$318	$323
Our net investment in sales-type leases was $36 million as of September 30, 2024, of which $5 million originated in 2020 and prior, $10 million in 2021, $5 million in 2022, $7 million in 2023, and $9 million in 2024.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The related costs of those actions consisted primarily of employee termination costs, implementation costs, contract termination costs, and asset impairments. We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $5 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those related to our newly implemented operating model, intended to simplify and streamline our operations, and to the extent further cost savings opportunities are identified (including after completion of the pending Kidney Care sale), we would incur additional restructuring charges and costs to implement business optimization programs in future periods.

During the three and nine months ended September 30, 2024 and 2023, we recorded the following charges related to business optimization programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Restructuring charges	$15	$41	$36	$140
Costs to implement business optimization programs	3	7	13	27
Total business optimization charges	$18	$48	$49	$167
For segment reporting purposes, business optimization charges are unallocated expenses.
Costs to implement business optimization programs for the three and nine months ended September 30, 2024 and 2023, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and nine months ended September 30, 2024 and 2023, we recorded the following restructuring charges.

	Three months ended September 30, 2024
(in millions)	COGS	SG&A	Total
Employee termination costs	$2	$10	$12
Contract termination and other costs	—	3	3
Total restructuring charges	$2	$13	$15

	Three months ended September 30, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$6	$29	$4	$39
Contract termination and other costs	—	2	—	2
Total restructuring charges	$6	$31	$4	$41

	Nine months ended September 30, 2024
(in millions)	COGS	SG&A	Total
Employee termination costs	$4	$25	$29
Contract termination and other costs	1	6	7
Total restructuring charges	$5	$31	$36

	Nine months ended September 30, 2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$25	$89	$10	$124
Contract termination and other costs	—	5	—	5
Asset impairments	3	8	—	11
Total restructuring charges	$28	$102	$10	$140
For the three and nine months ended September 30, 2024, $7 million and $14 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to business optimization initiatives within our Healthcare Systems and Technologies segment. Additionally, for the nine months ended September 30, 2024, $7 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to our recent implementation of a new operating model intended to simplify and streamline our operations.
For the three and nine months ended September 30, 2023, $11 million and $79 million, respectively, of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to the implementation of our previously announced new operating model intended to simplify and streamline our operations.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2023	$95
Charges	42
Payments	(59)
Reserve adjustments	(8)
Currency translation	4
Liability balance as of September 30, 2024	$74
Substantially all of our restructuring liabilities as of September 30, 2024 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2025.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Pension benefits
Service cost	$4	$6	$13	$18
Interest cost	33	45	123	137
Expected return on plan assets	(43)	(57)	(160)	(166)
Amortization of net losses and prior service costs	4	1	11	4
Net periodic pension cost	$(2)	$(5)	$(13)	$(7)
OPEB
Interest cost	$2	$2	$6	$6
Amortization of net loss and prior service credit	(5)	(6)	(14)	(18)
Net periodic OPEB cost (income)	$(3)	$(4)	$(8)	$(12)
12. INCOME TAXES
Our effective income tax rate was 11.6% and 42.2% for the three months ended September 30, 2024 and 2023, respectively, and 30.2% and 281.0% for the nine months ended September 30, 2024 and 2023, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended September 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix, the tax impacts of the write-off of damaged inventory and fixed assets at our North Cove facility caused by Hurricane Helene, and a change in our assertion on the reinvested foreign earnings related to the pending sale of our Kidney Care segment allocated to continuing operations, partially offset by a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the pending sale of our Kidney Care segment.
For the nine months ended September 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the pending sale of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, an increase in income tax expense resulting from internal reorganization transactions related to the pending sale of our Kidney Care segment, and an increase in our liabilities for various uncertain tax positions, partially offset by a favorable geographic earnings mix.
For the three months ended September 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to an increase in the valuation allowance in a foreign jurisdiction resulting from changes in future projected income, partially offset by a favorable geographic earnings mix.
For the nine months ended September 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $30 million increase in the valuation allowance related to a deferred tax asset from a tax basis step-up that arose from previously enacted Swiss tax reform legislation, an increase in the valuation allowance in a foreign jurisdiction resulting from changes in future projected income, and excess tax shortfalls on stock compensation awards.
13. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income (loss) attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.

The following table is a reconciliation of income (loss) from continuing operations to net income (loss) attributable to Baxter stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Income (loss) from continuing operations	$61	$37	$162	$(38)
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	—	—
Income (loss) from continuing operations attributable to Baxter stockholders	61	37	162	(38)
Income (loss) from discontinued operations	83	2,474	(290)	2,455
Less: Net income attributable to noncontrolling interests included in discontinued operations	4	3	9	6
Income (loss) from discontinued operations attributable to Baxter stockholders	79	2,471	(299)	2,449
Net income (loss) attributable to Baxter stockholders	$140	$2,508	$(137)	$2,411

The following table is a reconciliation of basic shares and diluted shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Basic shares	510	507	509	506
Effect of dilutive securities	2	2	2	—
Diluted shares	512	509	511	506
Basic and diluted shares are the same for nine months ended September 30, 2023 due to our loss from continuing operations attributable to Baxter stockholders. The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 18 million and 19 million shares issuable under equity awards for the three and nine months ended September 30, 2024, and 18 million and 25 million shares issuable under equity awards for the three and nine months ended September 30, 2023, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Renminbi, Japanese Yen, Swedish Krona, Mexican Peso, Australian Dollar, Canadian Dollar, Turkish Lira, and Indian Rupee. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce our net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $225 million and $340 million as of September 30, 2024 and December 31, 2023, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at September 30, 2024 is 12 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2024 and December 31, 2023.
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
There were no outstanding interest rate contracts designated as fair value hedges as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, we had an accumulated pre-tax unrealized translation gain in AOCI of $18 million related to the Euro-denominated senior notes.

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
There were no cash flow hedge dedesignations in the first nine months of 2024 or 2023 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2024 or 2023.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first nine months of 2024 or 2023.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $527 million as of September 30, 2024 and $305 million as of December 31, 2023.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended September 30, 2024 and 2023.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2024	2023		2024	2023
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	(9)	9	Cost of sales	4	3
Net investment hedges	(68)	48	Other (income) expense, net	—	—
Total	$(77)	$57		$3	$2

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2024	2023
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	6	(1)
Total		$6	$(1)

The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2024	2023		2024	2023
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(4)	$(4)
Foreign exchange contracts	5	19	Cost of sales	9	10
Fair value hedges
Foreign exchange contracts	(3)	—	Other (income) expense, net	(5)	—
Net investment hedges	(19)	10	Other (income) expense, net	—	—
Total	$(17)	$29		$—	$6

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2024	2023
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$(24)	$—
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	—	(9)
Total		$(24)	$(9)
As of September 30, 2024, $8 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2024.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$2	Accrued expenses and other current liabilities	$2
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	5
Total derivative instruments		$2		$7

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2023.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$41	Accrued expenses and other current liabilities	$—
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	4	Accrued expenses and other current liabilities	5
Total derivative instruments		$45		$5
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

	September 30, 2024		December 31, 2023
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$2	$7	$45	$5
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(1)	(1)	(4)	(4)
Total	$1	$6	$41	$1
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of September 30, 2024	Balance as of December 31, 2023	Balance as of September 30, 2024	Balance as of December 31, 2023
Long-term debt	$100	$100	$3	$3
(a) These fair value hedges were terminated in 2018 and earlier periods.

15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$2	$—	$2	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	13	13	—	—
Total	$16	$13	$2	$1
Liabilities
Foreign exchange contracts	$7	$—	$7	$—
Contingent payments related to acquisitions	12	—	—	12
Total	$19	$—	$7	$12

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$45	$—	$45	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	44	44	—	—
Total	$90	$44	$45	$1
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	14	—	—	14
Total	$19	$—	$5	$14
As of September 30, 2024 and December 31, 2023, cash and cash equivalents of $1.42 billion and $3.08 billion, respectively, included money market funds of approximately $427 million and $1.63 billion, respectively, which are considered Level 2 in the fair value hierarchy.
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

	Three Months Ended September 30,
	2024		2023
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$14	$1	$21	$17
Payments	(2)	—	(2)	—
Fair value at end of period	$12	$1	$19	$17

	Nine Months Ended September 30,
	2024		2023
(in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$14	$1	$84	$27
Change in fair value recognized in earnings	—	—	(14)	(5)
Transfers out of Level 3	—	—	—	(5)
Payments	(2)	—	(51)	—
Fair value at end of period	$12	$1	$19	$17
During the nine months ended September 30, 2023, available-for-sale debt securities were reclassified from Level 3, upon conversion to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon initial public offerings of the investees.
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of September 30, 2024 and December 31, 2023.

	Book values		Fair values(a)
(in millions)	2024	2023	2024	2023
Liabilities
Current maturities of long-term debt and finance lease obligations	$2,498	$2,667	$2,493	$2,621
Long-term debt and finance lease obligations	10,437	11,089	9,612	10,026
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
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $33 million as of September 30, 2024 and December 31, 2023. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. Those investments are included in Other non-current assets on our condensed consolidated balance sheets. During the first nine months of 2023, several of our investees either completed or were in the process of undertaking new financing rounds at lower enterprise valuations as compared to their valuations at the time of our investments. As a result, we recognized $8 million of impairments of equity investments without readily determinable fair values in the prior year period. In addition, we recognized a $5 million impairment of a convertible debt investment, which is accounted for as an available-for-sale security, during the first nine months of 2023. The fair value measurements of investments in non-marketable equity and convertible debt securities are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
16. SEGMENT INFORMATION
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is currently comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies, Pharmaceuticals, and Kidney Care (which we are planning to divest through the pending sale and accordingly, the results are reported in discontinued operations as discussed in Note 1).
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

	Three Months Ended September 30,
	2024			2023
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$613	$457	$1,070	$570	$433	$1,003
Advanced Surgery	149	123	272	139	116	255
Medical Products and Therapies	762	580	1,342	709	549	1,258
Care and Connectivity Solutions	335	121	456	317	126	443
Front Line Care	222	74	296	234	67	301
Healthcare Systems and Technologies	557	195	752	551	193	744
Injectables and Anesthesia	178	143	321	195	156	351
Drug Compounding	—	267	267	—	229	229
Pharmaceuticals	178	410	588	195	385	580
Other	3	14	17	12	5	17
Total Baxter	$1,500	$1,199	$2,699	$1,467	$1,132	$2,599

	Nine Months Ended September 30,
	2024			2023
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$1,718	$1,363	$3,081	$1,654	$1,264	$2,918
Advanced Surgery	446	366	812	433	340	773
Medical Products and Therapies	2,164	1,729	3,893	2,087	1,604	3,691
Care and Connectivity Solutions	945	365	1,310	926	381	1,307
Front Line Care	635	222	857	681	230	911
Healthcare Systems and Technologies	1,580	587	2,167	1,607	611	2,218
Injectables and Anesthesia	566	424	990	550	437	987
Drug Compounding	—	778	778	—	665	665
Pharmaceuticals	566	1,202	1,768	550	1,102	1,652
Other	30	25	55	56	17	73
Total Baxter	$4,340	$3,543	$7,883	$4,300	$3,334	$7,634

Geographic Sales Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$1,500	$1,467	$4,340	$4,300
Emerging markets[1]	347	353	1,001	985
Rest of world[2]	852	779	2,542	2,349
Total Baxter	$2,699	$2,599	$7,883	$7,634
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
Most global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. With the results of our Kidney Care segment reported in discontinued operations, corporate costs that had previously been allocated to the Kidney Care segment which will not convey with the Kidney Care segment in the pending sale, are now presented as unallocated corporate costs. The following table presents our segment operating income and reconciliations of segment operating income to income from continuing operations before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Medical Products and Therapies	$268	$245	$733	$706
Healthcare Systems and Technologies	136	115	323	327
Pharmaceuticals	58	108	211	284
Other	2	6	15	19
Total	464	474	1,282	1,336
Unallocated corporate costs	(73)	(73)	(227)	(285)
Intangible asset amortization expense	(159)	(147)	(471)	(434)
Legal matters	(17)	(13)	(17)	(13)
Business optimization items	(18)	(48)	(49)	(167)
Acquisition and integration items	(5)	(2)	(16)	(2)
European Medical Devices Regulation	(9)	(12)	(25)	(32)
Hurricane Helene costs	(25)	—	(25)	—
Product-related items	(3)	—	(3)	—
Total operating income	155	179	449	403
Interest expense, net	87	127	251	367
Other (income) expense, net	(1)	(12)	(34)	15
Income from continuing operations before income taxes	$69	$64	$232	$21
Our chief operating decision maker does not receive any asset information by reportable segment and, accordingly, we do not report asset information by reportable segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023.
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
Pending Sale of Kidney Care Business
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business for an aggregate purchase price of $3.80 billion. After giving effect to certain closing adjustments, we currently expect to receive approximately $3.50 billion in cash with net after-tax proceeds currently estimated to be in the range of $3.15 billion to $3.25 billion. The transaction is currently expected to close in late 2024 or early 2025, subject to the receipt of customary regulatory approvals and satisfaction of other closing conditions. We determined that our Kidney Care business met the criteria to be classified as held-for-sale in August 2024, and we also concluded that it met the conditions to be reported as a discontinued operation at that time. Accordingly, our Kidney Care business is reported in discontinued operations in the accompanying condensed consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations presentation.
Since the initial announcement of the proposed separation of our Kidney Care business (which is now structured as a pending sale), we have incurred significant separation-related costs, which are reflected in discontinued operations, that have adversely impacted our earnings and cash flows. We expect to continue to incur significant separation costs, which will continue to adversely impact our earnings and cash flows, in connection with the pending sale transaction. Additionally, upon completion of the pending sale transaction, we expect to incur some amount of dis-synergies due to the reduced size of our company and, as a result, we will need to undertake various actions, including cost savings initiatives, to help ensure that our cost structure is appropriate to support our remaining businesses.
There can be no guarantees that the pending sale of our Kidney Care business or our proposed cost savings initiatives will be completed in the manner or over the timeframe described above, or at all, or that they will achieve their intended results.
Implementation of New Operating Model and Resulting Segment Change
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this new operating model, our business is currently comprised of four segments: Medical Products and Therapies, Healthcare Systems and Technologies, Pharmaceuticals, and Kidney Care (which we are planning to divest through the pending sale and accordingly, the results are reported in discontinued operations as discussed in Note 1 in Item 1 of this Quarterly Report on Form 10-Q). Our segments were changed during the third quarter of 2023 to align with our new operating model. See Note 16 in Item 1 of this Quarterly Report on Form 10-Q for additional information. As discussed above, we have entered into the EPA to sell our Kidney Care business in a transaction that is currently expected to close in late 2024 or early 2025, subject to the receipt of customary regulatory approvals and satisfaction of other closing conditions.
Sale of BioPharma Solutions (BPS) Business
On September 29, 2023, we completed the sale of our BioPharma Solutions (BPS) business and received cash proceeds of $3.96 billion from that transaction. The results of operations and cash flows of our BPS business for the three and nine months ended September 30, 2023 are reported as discontinued operations in the accompanying condensed consolidated financial statements. We used substantially all of the after-tax proceeds from this transaction to repay certain of our debt obligations, including $514 million of commercial paper borrowings and $2.28 billion of long-term debt that we repaid during the fourth quarter of 2023, as well as €750 million of senior notes that we repaid during the second quarter of 2024. See Note 2 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, N.C. and disrupted operations at that facility. We are actively working with customers, regulators and other stakeholders to manage inventory and minimize disruption to patient care as we work to fully restore our North Cove manufacturing operations. Given the temporary disruptions to our facility as a result of the storm, we currently expect net sales in the fourth quarter to be negatively impacted by approximately $200 million, including an estimated $40 million to $50 million impact on Kidney Care sales and an estimated $150 million to $160 million impact on Medical Products & Therapies sales. We also expect to incur an estimated $350 million to $400 million of charges in the fourth quarter primarily consisting of remediation costs, air freight (as we transfer product across our global network in the interest of increasing the availability of intravenous and peritoneal dialysis solutions for our customers while we work to fully remediate our North Cove facility) and other charges, which we expect to be partially offset by insurance recoveries. Refer to Footnote 1 for further discussion of insurance recoveries related to Hurricane Helene.
Supply Constraints, Global Economic Conditions, and Regulatory Matters
In recent years, we have experienced significant challenges to our global supply chain, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), higher transportation costs, adverse impacts from significant weather events (including Hurricane Helene and the flooding of our North Cove facility), elevated inflation levels and interest rates, disruptions to certain ports of call and access to shipping ports around the world, the war in Ukraine, the conflict in the Middle East, tensions amongst China, Taiwan, and the U.S., and other geopolitical events. While we have seen improvements in the availability of component parts and improved pricing in raw materials and on transportation costs, some of these challenges (including certain of those set forth above as we work to fully remediate our North Cove facility) are expected to have a negative impact on our results of operations in the future.

Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The war in Ukraine, the conflict in the Middle East, tensions amongst China, Taiwan, and the U.S., and the sanctions and other measures being imposed in response to these conflicts (and the potential for escalation of these conflicts) have increased the levels of economic and political uncertainty and we continue to closely monitor the developing situations. While we have substantially completed our wind down efforts related to our business in Russia, a significant escalation or expansion of economic disruption or the current scope of the war in Ukraine could have an adverse effect on our operations (including our supply chain) in the region.

The existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and may in the future result in, higher interest rates, shipping costs, labor costs, and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased, and could continue to increase, our costs of sourcing certain raw materials in some jurisdictions. We have experienced and may in the future experience inflationary increases in manufacturing costs and operating expenses and we may not be able to pass these cost increases on to our customers in a timely manner or at all, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations (as described in Item 1, Government Regulation, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023) require that we obtain specific approval from the Food and Drug Administration (FDA) or applicable non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals or clearances (including temporary importation authorizations) could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, the FDA in the United States, the European Medicines Agency in Europe, the China Food and Drug Administration in China, and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, pricing, distribution, and post-market surveillance of our products. Our failure to comply with these requirements may subject us to various actions, including warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses, and may have a material adverse impact on our results of operations.
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
RESULTS OF OPERATIONS
Net income attributable to Baxter stockholders for the three months ended September 30, 2024 was $140 million, or $0.27 per diluted share compared to $2.51 billion, or $4.93 per diluted share for the three months ended September 30, 2023. For the three months ended September 30, 2024, our results included special items that adversely impacted net income attributable to Baxter stockholders by $271 million, or $0.53 per diluted share. For the three months ended September 30, 2023, our results included special items which increased net income attributable to Baxter stockholders by $2.09 billion, or $4.11 per diluted share. Net income (loss) attributable to Baxter stockholders for the nine months ended September 30, 2024 as $(137) million, or $(0.27) per diluted share compared to $2.41 billion, or $4.76 per diluted share for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our results included special items that adversely impacted net income attributable to Baxter stockholders by $1.22 billion, or $2.40 per diluted share. For the nine months ended September 30, 2023, our results included special items which increased net income attributable to Baxter stockholders by $1.36 billion, or $2.69 per diluted share.
Net income from continuing operations for the three months ended September 30, 2024 was $61 million, or $0.12 per diluted share compared to $37 million, or $0.07 per diluted share for the three months ended September 30, 2023. Net income from continuing operations for the three months ended September 30, 2024 included special items that adversely impacted net income by $191 million, or $0.37 per diluted share. Net income from continuing operations for the three months ended September 30, 2023 included special items that adversely impacted net income by $184 million, or $0.36 per diluted share. Net income (loss) from continuing operations for the nine months ended September 30, 2024 was $162 million, or $0.32 per diluted share compared to $(38) million, or $(0.08) per diluted share for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our results included special items that adversely impacted net income (loss) from continuing operations by $507 million, or $0.99 per diluted share. For the nine months ended September 30, 2023, our results included special items that impacted net income (loss) from continuing operations by $571 million, or $1.13 per diluted share.
See the subsection entitled “Special Items” for information about special items for all periods presented.

CONSOLIDATED NET SALES

	Three Months Ended September 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
United States	$1,500	$1,467	2%	2%
Emerging markets[2]	347	353	(2)%	1%
Rest of world[3]	852	779	9%	8%
Total net sales	$2,699	$2,599	4%	4%

	Nine Months Ended September 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
United States	$4,340	$4,300	1%	1%
Emerging markets[2]	1,001	985	2%	3%
Rest of world[3]	2,542	2,349	8%	8%
Total net sales	$7,883	$7,634	3%	3%
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
As set forth above, foreign currency had no impact on net sales during the three months ended September 30, 2024, compared to the prior year period, due to the strengthening of the U.S. Dollar relative to the Turkish Lira, Mexican Peso, and Brazilian Real, offset by the weakening of the U.S. Dollar relative to the Euro, British Pound, Australian Dollar and Chinese Renminbi. Foreign currency had no impact on net sales during the nine months ended September 30, 2024, compared to the prior year period, due to the strengthening of the U.S. Dollar relative to Turkish Lira, Japanese Yen, Chinese Renminbi, and Brazilian Real, offset by the weakening of the U.S. Dollar relative to the Colombian Peso, British Pound, and Euro.
NET SALES BY SEGMENT
Medical Products and Therapies
Our Medical Products and Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products.

	Three Months Ended September 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Infusion Therapies and Technologies	$1,070	$1,003	7%	7%
Advanced Surgery	272	255	7%	7%
Total Medical Product and Therapies net sales	$1,342	$1,258	7%	7%

	Nine Months Ended September 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Infusion Therapies and Technologies	$3,081	$2,918	6%	6%
Advanced Surgery	812	773	5%	6%
Total Medical Product and Therapies net sales	$3,893	$3,691	5%	6%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product and Therapies segment net sales increased 7% in the third quarter and increased 5% in the first nine months of 2024, as compared to the prior year periods.

Infusion Therapies and Technologies net sales increased 7% in the third quarter and increased 6% in the first nine months of 2024, as compared to the prior year periods. Sales performance in the third quarter primarily reflected growth in Infusion Systems as a result of our Novum IQ large volume infusion and syringe pump sales in the U.S., and to a lesser extent, sales of IV solutions and nutrition product offerings, which collectively were attributable to both pricing initiatives and increased sales volume.
Advanced Surgery net sales increased 7% in the third quarter and increased 5% in the first nine months of 2024, as compared to the prior year periods. Sales performance primarily reflected growth in hemostats and sealants and was primarily attributable to increased sales volume. Foreign currency exchange rates adversely impacted sales growth by 1% for the first nine months of 2024, as compared to the prior year period.
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

	Three Months Ended September 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$456	$443	3%	3%
Front Line Care	296	301	(2)%	(2)%
Total Healthcare Systems and Technologies net sales	$752	$744	1%	1%

	Nine Months Ended September 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$1,310	$1,307	0%	0%
Front Line Care	857	911	(6)%	(6)%
Total Healthcare Systems and Technologies net sales	$2,167	$2,218	(2)%	(3)%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems and Technologies segment net sales increased 1% in the third quarter and decreased 2% in the first nine months of 2024, as compared to the prior year periods.
Care and Connectivity Solutions net sales increased 3% in the third quarter and were flat in the first nine months of 2024, as compared to the prior year periods. The growth in the third quarter was primarily driven by increased order volume associated with capital spending as compared to the prior year quarterly period, partially offset by declines in care communications products driven by the shifting of installations to future periods and lower sales outside of the U.S.
Front Line Care net sales decreased 2% in the third quarter and decreased 6% in the first nine months of 2024, as compared to the prior year periods. The sales decline as compared to the prior year periods was primarily driven by a backlog reduction in the prior year period, as well as softer demand in the primary care market and lower government orders, partially offset by growth in our cardiology products.

Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

	Three Months Ended September 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Injectables and Anesthesia	$321	$351	(9)%	(9)%
Drug Compounding	267	229	17%	14%
Total Pharmaceuticals net sales	$588	$580	1%	1%

	Nine Months Ended September 30,		Percent change
(in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Injectables and Anesthesia	$990	$987	0%	1%
Drug Compounding	778	665	17%	17%
Total Pharmaceuticals net sales	$1,768	$1,652	7%	7%
1     Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Pharmaceuticals segment net sales increased 1% in the third quarter and increased 7% in the first nine months of 2024, as compared to the prior year periods.
Injectables and Anesthesia net sales decreased 9% in the third quarter and were flat for the first nine months of 2024, as compared to the prior year periods. The decrease in the third quarter was driven by the the timing of certain orders shifting to the fourth quarter, a delay of an anticipated new product launch, as well as supply constraints impacting international sales. Despite the decrease in the third quarter, we believe the Injectables fundamentals and growth prospects remain strong driven largely driven by strength in both core products and recent new product launches in the U.S., partially offset by inhaled anesthesia products. Foreign currency exchange rates adversely impacted sales growth by 1% for the first nine months of 2024, as compared to the prior year period.
Drug Compounding net sales increased 17% in the third quarter and for the first nine months of 2024, as compared to the prior year periods. The increase in the current year periods was driven by increased demand for our international pharmacy compounding offerings due, in part, to customer capacity constraints that resulted in increased outsourcing of compounding activities. Foreign currency exchange rates favorably impacted sales growth by 3% for the third quarter of 2024, as compared to the prior year period.
Other
Other sales, which represent sales not attributable to our reportable segments, were $17 million for both the three months ended September 30, 2024 and 2023, and $55 million and $73 million for the nine months ended September 30, 2024 and 2023, respectively. In the current and prior year periods, Other sales primarily represent revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The nine-month period ended September 30, 2023 also included royalty income under a business development arrangement. The decrease in other sales for the nine months ended September 30, 2024 as compared to the prior year period primarily reflects lower contract manufacturing volume and, to a lesser extent, termination of the royalty arrangement following our acquisition of the rights to the underlying product.

COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Gross Margin
Intangible asset amortization expense	$(108)	$(96)	$(316)	$(279)
Business optimization items[1]	(2)	—	(8)	(23)
Acquisition and integration items[2]	—	(1)	(1)	(1)
European medical devices regulation[3]	(9)	(12)	(25)	(32)
Product related items[4]	(3)	—	(3)	—
Hurricane Helene costs[5]	(25)	—	(25)	—
Total Special Items	$(147)	$(109)	$(378)	$(335)
Impact on Gross Margin Ratio	(5.4) pts	(4.2) pts	(4.8) pts	(4.3) pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$51	$51	$155	$155
Business optimization items[1]	16	44	41	134
Acquisition and integration items[2]	5	1	15	15
Legal matters[6]	17	13	17	13
Total Special Items	$89	$109	$228	$317
Impact on SG&A Ratio	3.3 pts	4.2 pts	2.9 pts	4.1 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$—	$4	$—	$10
Total Special Items	$—	$4	$—	$10
Impact on R&D Ratio	(0.0) pts	0.1 pts	(0.0) pts	0.1 pts
Other Operating Income, net
Acquisition and integration items[2]	$—	$—	$—	$(14)
Total Special Items	$—	$—	$—	$(14)
Other (Income) Expense, net
Investment impairments[7]	$—	$—	$—	$10
Total Special Items	$—	$—	$—	$10
Income Tax Expense
Tax matters[8]	$11	$16	$45	$67
Tax effects of special items[9]	(56)	(54)	(144)	(154)
Total Special Items	$(45)	$(38)	$(99)	$(87)
Impact on Effective Tax Rate	(5.8) pts	19.5 pts	10.0 pts	259.5 pts
1Our results for third quarter of 2024 and 2023 included business optimization charges of $18 million and $48 million, respectively. Our results for the first nine months of 2024 and 2023 included business optimization charges of $49 million and $167 million, respectively. These restructuring and other business optimization costs included costs primarily related to our implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities, third-party costs incurred to support the transformation of certain general and administrative functions, and rationalization of certain other manufacturing and distribution facilities. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results for the third quarter of 2024 and 2023 included $5 million and $2 million, respectively, and for both the first nine months of 2024 and 2023 included $16 million, of integration costs which primarily reflected third party consulting costs related to our integration of Hillrom. In 2023, those costs were partially offset by a $14 million benefit in the first nine months related to changes in the estimated fair values of contingent consideration liabilities.
3Our results for the third quarter of 2024 and 2023 included $9 million and $12 million, respectively, and for the first nine months of 2024 and 2023 included $25 million and $32 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
4Our results for the third quarter and first nine months of 2024 included charges of $3 million related to a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022.
5Our results in the third quarter and first nine months of 2024 included net charges of $25 million related to Hurricane Helene. This amount consisted of a charge of $44 million related to the write-off of damaged inventory and fixed assets, partially offset by a $19 million benefit related to insurance recoveries expected as a result of those asset write-offs. Refer to Note 1 in Item 1 of this Quarterly Report on Form 10-Q for further information.
6Our results in the third quarter and first nine months of 2024 included charges of $17 million related to environmental reserves for remediation actions associated with historic operations at certain of our facilities. Our results in the third quarter and first nine months of 2023 included costs, including associated legal fees, of $13 million related to matters involving alleged violations of the False Claims Act related to a now-discontinued legacy Hillrom sales line and alleged injury from environmental exposure.
7Our results in 2023 included $10 million of pre-tax losses from non-marketable investments in several early stage companies in the first nine months, consisting of $13 million of noncash impairment write-downs, partially offset by a $3 million gain from the sale of an investment.
8Our results for the third quarter of 2024 included $11 million of income tax expense consisting of a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the pending sale of our Kidney Care segment, partially offset by application of the intraperiod tax allocation between continuing operations and discontinued operations. Our results for the third quarter of 2023 included $16 million of income tax expense resulting from separation-related income tax costs associated with the sale of our BPS business. Our results for the first nine months of 2024 included $45 million of income tax expense consisting of a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. and internal reorganization transactions related to the pending sale of our Kidney Care segment. Our results for the first nine months of 2023 included $67 million of income tax expense consisting of a $30 million valuation allowance recorded to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax reform legislation to reflect our current estimate of its recoverability and separation-related income tax costs associated with the sale of our BPS business.
9This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Gross Margin and Expense Ratios

	Three Months Ended September 30,
	2024	% of net sales	2023	% of net sales	$ change	% change
Gross margin	$1,033	38.3%	$1,056	40.6%	$(23)	(2.2)%
SG&A	$754	27.9%	$744	28.6%	$10	1.3%
R&D	$129	4.8%	$133	5.1%	$(4)	(3.0)%

	Nine Months Ended September 30,
	2024	% of net sales	2023	% of net sales	$ change	% change
Gross margin	$3,025	38.4%	$3,050	40.0%	$(25)	(0.8)%
SG&A	$2,206	28.0%	$2,270	29.7%	$(64)	(2.8)%
R&D	$379	4.8%	$391	5.1%	$(12)	(3.1)%

Gross Margin
Our gross margin ratio was 38.3% and 40.6% for the three months ended September 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 5.4 and 4.2 percentage points on the gross margin ratio for the three months ended September 30, 2024 and 2023, respectively. Our gross margin ratio was 38.4% and 40.0% for the nine months ended September 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 4.8 and 4.3 percentage points on the gross margin ratio for the nine months ended September 30, 2024 and 2023, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of special items, the gross margin ratio decreased by 1.1 percentage points in both the third quarter and first nine months of 2024, respectively, compared to the prior year periods. The lower gross margins were driven by an unfavorable product mix, partially offset by initiatives to reduce our manufacturing and supply chain costs.
SG&A
Our SG&A expenses ratio was 27.9% and 28.6% for the three months ended September 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.3 and 4.2 percentage points on the SG&A expenses ratio for the three months ended September 30, 2024 and 2023, respectively. Our SG&A expenses ratio was 28.0% and 29.7% for the nine months ended September 30, 2024 and 2023, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 2.9 and 4.1 percentage points on the SG&A expenses ratio for the nine months ended September 30, 2024 and 2023, respectively.
Excluding the impact of special items, the SG&A expenses ratio increased by 0.2 percentage points in the third quarter compared to the prior year period, due to higher corporate function costs and annual compensation increases, partially offset by lower accruals under our annual employee incentive compensation plans. Excluding the impact of special items, the SG&A expenses ratio decreased 0.5 percentage points in first nine months of 2024 compared to the prior year period, due to lower accruals under our annual employee incentive compensation plans, partially offset by annual compensation increases.
R&D
Our R&D expenses ratio was 4.8% and 5.1% for the three months ended September 30, 2024 and 2023, respectively. The special items identified earlier in this section had no impact and an unfavorable impact of 0.1 percentage points on the R&D expense ratio in the third quarter of 2024 and 2023, respectively. The R&D expenses ratio was 4.8% and 5.1% for the nine months ended September 30, 2024 and 2023, respectively. The special items identified earlier in this section had no impact and an unfavorable impact of 0.1 percentage points on the R&D expenses ratio for the nine months ended September 30, 2024 and 2023, respectively.
Excluding the impact of special items, the R&D expenses ratio decreased by 0.2 percentage points in both the third quarter and first nine months of 2024, compared to the prior year periods.
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
For the three months ended months ended September 30, 2024, $7 million and $14 million of the restructuring charges, consisting of employee termination costs, related to business optimization initiatives within our Healthcare Systems and Technologies segment. Additionally, for the nine months ended September 30, 2024, $7 million of the restructuring charges, consisting of employee termination costs, related to our recent implementation of a new operating model intended to simplify and streamline our operations.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $5 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified (including after the completion of the pending sale of our Kidney Care business), we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $5 million for the three months ended September 30, 2024. In the third quarter of 2024, this amount was comprised of income from transition services arrangements related to the divestiture of our BPS business. Other operating income, net was $9 million and $14 million for the nine months ended September 30, 2024 and 2023, respectively. In the first nine months of 2024, this amount was comprised of income from transition services arrangements related to the divestiture of our BPS business. In the first nine months of 2023, this amount was comprised of gains from changes in the estimated fair value of contingent consideration arrangements.
Interest Expense, Net
Interest expense, net was $87 million and $127 million for the three months ended September 30, 2024 and 2023, respectively and $251 million and $367 million for the nine months ended September 30, 2024 and 2023, respectively.

The decrease in 2024 was driven by debt repayments in the fourth quarter of 2023 and, to a lesser extent, higher interest income due to a higher average cash balance and higher interest rates during the current year period.
Other (Income) Expense, net
Other (income) expense, net was income of $1 million and income of $12 million for the three months ended September 30, 2024 and 2023, respectively, and income of $34 million and expense of $15 million for the nine months ended September 30, 2024 and 2023, respectively. In the current year periods, other income, net was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses. In the three months ended September 30, 2023, other income, net was primarily driven by pension and other postretirement benefits. In the nine months ended September 30, 2023, other expense, net was primarily driven by foreign exchange losses, non-marketable investment impairments and decreases in the fair value of marketable equity securities, partially offset by pension and postretirement benefits.
Income Taxes
Our effective income tax rate was 11.6% and 42.2% in the third quarter of 2024 and 2023, respectively, and 30.2% and 281.0% for the first nine months of 2024 and 2023, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards. Our effective income tax rate during interim periods reflects our estimated annual effective tax rate and discrete items.
For the three months ended September 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix, the tax impacts of the write-off of damaged inventory and fixed assets at our North Cove facility caused by Hurricane Helene, and a change in our assertion on the reinvested foreign earnings related to the pending sale of our Kidney Care segment allocated to continuing operations, partially offset by a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the pending sale of our Kidney Care segment.
For the nine months ended September 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the pending sale of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, an increase in income tax expense resulting from internal reorganization transactions related to the pending sale of our Kidney Care segment, and an increase in our liabilities for various uncertain tax positions, partially offset by a favorable geographic earnings mix.
For the three months ended September 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to an increase in the valuation allowance in a foreign jurisdiction resulting from changes in future projected income, partially offset by a favorable geographic earnings mix.
For the nine months ended September 30, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $30 million increase in the valuation allowance related to a deferred tax asset from a tax basis step-up that arose from previously enacted Swiss tax reform legislation, an increase in the valuation allowance in a foreign jurisdiction resulting from changes in future projected income, and excess tax shortfalls on stock compensation awards.
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

Discontinued Operations
In August 2024, we entered into a definitive agreement to sell our Kidney Care business and its results have been presented as discontinued operations for the three and nine months ended September 30, 2024 and 2023. On September 29, 2023, we completed the sale of our BPS business and it's results have been presented as discontinued operations for the three and nine months ended September 30, 2023. Income from discontinued operations, net of tax was $83 million in the third quarter of 2024, compared to $2.47 billion in the third quarter of 2023. Income (loss) from discontinued operations, net of tax was $(290) million in the first nine months of 2024, compared to $2.46 billion in the first nine months of 2023. The decreases were primarily driven by the $2.89 billion pre-tax gain from the sale of BPS ($2.60 billion net of tax). Refer to Note 2 within Item 1 for additional information.
SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Medical Products and Therapies	$268	$245	$733	$706
% of Segment Net Sales	20.0%	19.5%	18.8%	19.1%
Healthcare Systems and Technologies	136	115	323	327
% of Segment Net Sales	18.1%	15.5%	14.9%	14.7%
Pharmaceuticals	58	108	211	284
% of Segment Net Sales	9.9%	18.6%	11.9%	17.2%
Other	2	6	15	19
Total	464	474	1,282	1,336
Unallocated corporate costs	(73)	(73)	(227)	(285)
Intangible asset amortization expense	(159)	(147)	(471)	(434)
Legal matters	(17)	(13)	(17)	(13)
Business optimization items	(18)	(48)	(49)	(167)
Acquisition and integration items	(5)	(2)	(16)	(2)
European Medical Devices Regulation	(9)	(12)	(25)	(32)
Product-related items	(3)	—	(3)	—
Hurricane Helene Costs	(25)	—	(25)	—
Total operating income	155	179	449	403
Interest expense, net	87	127	251	367
Other (income) expense, net	(1)	(12)	(34)	15
Loss from continuing operations before income taxes	$69	$64	$232	$21
Medical Products and Therapies
Segment operating income was $268 million and $245 million for the third quarter of 2024 and 2023, respectively, and $733 million and $706 million for the first nine months of 2024 and 2023, respectively. The increase in segment operating income in the third quarter and the nine months ended September 30, 2024 compared to the prior year periods was primarily driven by higher sales in the current year periods, partially offset by increased allocations of manufacturing and supply chain overheads, annual compensation increases, and higher corporate shared costs.
Healthcare Systems and Technologies
Segment operating income was $136 million and $115 million for the three months ended September 30, 2024 and 2023, respectively, and $323 million and $327 million for the nine months ended September 30, 2024 and 2023, respectively. Segment operating income increased in the third quarter compared to the prior year period primarily due to increased gross profit and lower operating expenses from margin improvement initiatives and increased gross profit from higher sales of Care and Connectivity Solutions product offerings, partially offset by lower sales of our Front Line

Care product offerings. Segment operating income decreased in the nine months ended September 30, 2024 compared to the prior year period primarily due to decreased gross profit from lower sales.
Pharmaceuticals
Segment operating income was $58 million and $108 million for the three months ended September 30, 2024 and 2023, respectively, and $211 million and $284 million for the nine months ended September 30, 2024 and 2023, respectively. The decreases in segment operating income for these periods were driven by lower gross margin percentages, due to an unfavorable product mix in the third quarter and reflecting the increased cost of certain inventory manufactured by our former BPS business, which now includes a third-party mark-up following our divestiture of that business in September 2023, and increased operating expenses, including marketing-related costs in connection with recent product launches.
Other
Other operating income, which represents operating income not attributable to our reportable segments, was $2 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $15 million and $19 million for both the nine months ended September 30, 2024 and 2023, respectively. In the current and prior year periods, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The prior year period also includes royalty income under a business development arrangement. The decrease in the third quarter of 2024 as compared to the prior year periods reflects the termination of the royalty arrangement following our acquisition of the rights to the underlying product, partially offset by improved gross margins from contract manufacturing.
Unallocated Corporate Costs
Under our new operating model, most global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. With the results of our Kidney Care segment reported in discontinued operations, corporate costs that had previously been allocated to the Kidney Care segment which will not convey with the Kidney Care segment in the pending sale, are now presented as unallocated corporate costs. Additionally, intangible asset amortization and other special items are not allocated to our segments. Prior to the implementation of our new operating model in the third quarter of 2023, more costs were maintained at corporate and were not allocated to our previous segments. Certain of the costs that were previously maintained at corporate under our prior segment structure that are now allocated to our segments include manufacturing variances and centrally managed supply chain costs, certain R&D costs, product category support costs, stock compensation expense, and certain employee benefit plan costs.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the nine-month periods ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operations - continuing operations	$376	$792
Cash flows from investing activities - continuing operations	(281)	$(325)
Cash flows from financing activities	(1,222)	$(554)
Cash Flows from Operations - Continuing Operations
For the nine months ended September 30, 2024 and 2023, operating cash flows from continuing operations were $376 million and $792 million, respectively. Operating cash flows from continuing operations in the current year period were unfavorably impacted, as compared to the prior year period, by higher annual payouts under our employee incentive compensation plans, which were determined based on our 2023 performance and the timing of accounts receivable collections and accounts payable payments.

Cash Flows from Investing Activities - Continuing Operations
For the nine months ended September 30, 2024, cash used in investing activities from continuing operations primarily included capital expenditures of $314 million, partially offset by $34 million of proceeds from sales of marketable securities. For the nine months ended September 30, 2023, cash used in investing activities from continuing operations primarily included capital expenditures of $340 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, cash used in financing activities included debt repayments of $827 million and dividend payments of $443 million, partially offset by proceeds from stock issued under employee benefit plans of $63 million. For the nine months ended September 30, 2023, cash used for financing activities included dividend payments of $439 million and debt repayments of $353 million and a net increase in commercial paper borrowings of $214 million, partially offset by proceeds from stock issued under employee benefit plans of $86 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first nine months of 2024. We had $1.30 billion remaining available under this authorization as of September 30, 2024.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of September 30, 2024, we had a U.S. dollar-denominated term loan credit facility, which had two tranches of term loans outstanding, a U.S. dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility.
As of September 30, 2024, we had $130 million outstanding under one tranche of our U.S. dollar-denominated term loan credit facility that matures in 2024 and $1.64 billion outstanding under the other tranche of our U.S. dollar-denominated term loan credit facility that matures in 2026. Borrowings under the term loan credit facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin plus a credit spread adjustment or a “base rate” plus an applicable margin. The term loan credit facility contains various covenants, including a maximum net leverage ratio. We have the option to prepay outstanding amounts under the term loan credit facility in whole or in part at any time.
As of September 30, 2024, our U.S. dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.00 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of September 30, 2024 or December 31, 2023. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
On July 17, 2024, we entered into a credit agreement in which a group of banks have committed to provide us senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("the bridge facility"). Borrowings under the bridge facility will be available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the pending sale of our Kidney Care business. Borrowings under the bridge facility will bear interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We will also incur a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks’ funding commitments under the bridge facility will terminate upon the earliest to occur of: (i) our consummation of the debt repayments and tax payments described above without us having borrowed under the bridge facility, (ii) our election to terminate the commitments under the bridge facility, (iii) our receipt of net cash proceeds from certain transactions (including from the pending sale of our Kidney Care business), (iv) the occurrence of three drawings under the bridge facility, and (v) December 31, 2024. Outstanding borrowings under the bridge facility will mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we are required to use the net cash proceeds from certain transactions (including from the pending sale of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. The bridge facility contains financial and other covenants, including a net leverage covenant, and provides for customary events of default. There were no borrowings outstanding under this bridge facility as of September 30, 2024.
In the first quarter of 2024, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility to increase the maximum net leverage ratio covenant for the six fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. The amendment further provides for the reduction of the capacity under our U.S dollar-denominated revolving credit facility from $2.50 billion to $2.00 billion on the earlier of September 30, 2024 or the date of the sale or spinoff of our Kidney Care business. As of September 30, 2024, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of September 30, 2024, we had capacity to draw on the full amounts under our credit facilities. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on our credit facilities.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the revolving credit facilities; however, electing to do so would result in higher interest expense. We had no commercial paper borrowings outstanding as of September 30, 2024.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, and potentially by issuing debt, which could include commercial paper, bond issuances, or other financing arrangements, including the bridge facility. We had $1.42 billion of cash and cash equivalents as of September 30, 2024, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of September 30, 2024, we had approximately $12.94 billion of long-term debt and finance lease obligations, including current maturities, and no short-term debt. We used substantially all of the remaining net after-tax cash proceeds from the BPS divestiture to repay indebtedness in the first half of 2024. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure. We intend to use the net after-tax proceeds from the pending sale of our Kidney Care business to repay certain of our debt obligations, consistent with our stated capital allocation priorities. Prior to the pending sale of our Kidney Care business, we plan to bring back a portion of the cash related to our Kidney Care business after giving effect to any applicable taxes and which is currently classified in discontinued operations.
Our ability to generate cash flows from operations and issue debt on acceptable terms or at all could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings, or other significantly unfavorable changes in market conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support our growth objectives and reduce our post-Hillrom acquisition debt levels as we take actions consistent with our capital allocation priorities and strategic initiatives (including completion of the pending Kidney Care sale).
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
Impairment of Goodwill and Other Long-Lived Assets

Front Line Care Reporting Unit
In connection with our November 1, 2023 annual goodwill impairment tests, we determined that the fair value of the Front Line Care reporting unit within our Healthcare Systems and Technologies segment exceeded its carrying value by approximately 5%. While no triggering events were identified during the nine months ended September 30, 2024, we are continuing to closely monitor the performance of this reporting unit, and if there is a significant adverse change in our outlook for this business in the future, a goodwill impairment could arise at that time. As of September 30, 2024, the carrying amount of goodwill for our Front Line Care reporting unit was $2.42 billion.
There have been no significant changes in the application of our critical accounting policies during the first nine months of 2024.
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
Certain statements contained in this quarterly report on Form 10-Q may constitute “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements by their nature address matters that are uncertain to different degrees. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements may include statements with respect to the pending sale of our Kidney Care business and other portfolio management activities we may undertake in the future, the costs, structure, and timing associated with strategic initiatives including the pending sale, the viability and accuracy of anticipated benefits of our strategic actions, our ability to successfully integrate acquisitions and complete divestitures, the expected growth rates for our segments, accounting estimates and assumptions (including with respect to goodwill and other intangible asset impairments), global economic conditions, severe storms and storm-related impacts, litigation-related matters, future regulatory filings (or the withdrawal or resubmission of any pending submissions) and our R&D pipeline (including anticipated product approvals or clearances), sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency, interest rate and credit risks, our net interest expense, the impact of inflation on our business, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances and refinancings, the adequacy of tax provisions and reserves, the effective income tax rate, and all other statements that do not relate to historical facts.

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:
•our ability to execute and complete strategic initiatives, asset dispositions, and other transactions, including the pending sale of our Kidney Care business, our plans to simplify our manufacturing footprint and the timing for such transactions, the ability of the parties to secure any required regulatory approvals or satisfy any applicable conditions, and our ability to realize the expected proceeds, consideration, and benefits of these transactions (including with respect to any post-sale arrangements or cost savings initiatives);
•failure to accurately forecast or achieve our short-and long-term financial performance and goals (including with respect to our strategic initiatives and other actions), market and category growth rates, and related impacts on our liquidity;
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
•demand and market acceptance risks for, and competitive pressures related to, new and existing products, challenges with accurately predicting changing customer preferences and future expenditures and inventory levels and with being able to monetize new and existing products and services (and to sustain any related price increases), the impact of those products on quality and patient safety concerns, and the need for ongoing training and support for our products;
•our ability to successfully integrate acquisitions including the acquisition of Hillrom, and the related impact on our organization structure, senior leadership, culture, functional alignment, outsourcing and other areas, our management of resulting related personnel capacity constraints and potential institutional knowledge loss, and our ability to achieve anticipated performance or financial targets and maintain our reputation following integration;
•our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds (including those resulting from the pending Kidney Care sale);
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
•the impact of physical effects of climate change, severe storms (including Hurricane Helene) and storm-related events, including our ability to import and distribute product from other facilities in connection with temporary importation authorizations, the reallocation of manufacturing capacity, the ability to receive necessary regulatory or other approvals required to reopen all or a portion of impacted facilities, the ability to resume production at our North Cove facility on the expected time frame or at all and physical, environmental or other obstacles identified during the course of remediation, including with respect to the availability of third party contractors and any equipment, transportation or other supplies needed to support the remediation efforts;
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
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of September 30, 2024 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of September 30, 2024, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $5 million with respect to those contracts would change by $5 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of September 30, 2024 by replacing the actual exchange rates as of September 30, 2024 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2023 Annual Report. There were no significant changes during the quarter ended September 30, 2024.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2023 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the third quarter of 2024, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of September 30, 2024. This program does not have an expiration date.
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

2.1
Equity Purchase Agreement, dated August 12, 2024, by and among Baxter International Inc., Spruce Bidco I, Inc., Spruce Bidco II, Inc., Spruce Bidco I Limited and CP Spruce Holdings, S.C.Sp. (incorporated by reference to Exhibit 2.1 to Baxter International Inc.'s Form 8-K, filed on August 13, 2024).

10.1
Credit Agreement, dated as of July 17, 2024, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association as Administrative Agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Form 8-K, filed on July 18, 2024).

C 10.2*	Baxter International Inc. Non-Employee Director Compensation Plan (as amended and restated effective January 1, 2025).

C 10.3*	Baxter International Inc. Executive Severance Plan (as amended and restated effective July 15, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)
_____________________________________
*    Filed herewith.
**    Furnished herewith. This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
C     Management contract or compensatory plan or arrangement

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXTER INTERNATIONAL INC.
(Registrant)
Date: November 12, 2024
	By:	/s/ Joel T. Grade
Joel T. Grade Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer, (duly authorized officer, principal financial officer and principal accounting officer)