Form 10-K
period 2024-12-31
BAXTER INTERNATIONAL INC
filed 2025-02-21
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $17 billion. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of February 13, 2025 was 511,624,996.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2024 proxy statement for use in connection with its Annual Meeting of Stockholders expected to be held on May 6, 2025 are incorporated by reference into Part III of this report.

PART I
Item 1.    Business.
Company Overview
Baxter International Inc., through its subsidiaries, provides a broad portfolio of essential healthcare products, including sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products, advanced surgical equipment; smart bed systems; patient monitoring and diagnostic technologies; and respiratory health devices. These products are used by hospitals, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices, kidney dialysis centers and patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. As of December 31, 2024, after giving effect to the recent sale of our Kidney Care business (as discussed below), we manufactured products in over 20 countries and sold them in over 100 countries.
Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “Baxter International” means Baxter International Inc. and “we", "our” or "us" means Baxter International and its consolidated subsidiaries, unless the context otherwise requires.
Recent Strategic Actions
In mid-2022, our Board of Directors authorized a strategic review of our business portfolio, with the goal of increasing stockholder value. As part of that review process, we identified and evaluated a range of potential strategic actions, including opportunities for sales and other separation transactions. In January 2023, following the completion of that review, we announced a number of planned strategic actions, as discussed below, which are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value. We completed the last of these strategic actions on January 31, 2025 in connection with the sale of our Kidney Care business.
Sale of Kidney Care Business
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds currently estimated to be approximately $3.4 billion, subject to certain post-closing adjustments. We determined that our Kidney Care business met the criteria to be classified as held-for-sale in August 2024, and we also concluded that it met the conditions to be reported as a discontinued operation at that time. Accordingly, our Kidney Care business is reported in discontinued operations in the accompanying consolidated financial systems, and our prior period results have been adjusted to reflect discontinued operations presentation.
Implementation of New Operating Model and Resulting Segment Change
Our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for the Hill-Rom Holdings, Inc. (Hillrom) business we acquired in December 2021. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this operating model, our business is currently comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. Our segment reporting was changed during the third quarter of 2023 to align with our new operating model, and all periods presented are under the new operating model.

Sale of BPS Business
On September 29, 2023, we completed the sale of our BioPharma Solutions (BPS) business and received cash proceeds of $3.96 billion from that transaction. The results of operations and cash flows of our BPS business, including the $2.88 billion pre-tax gain ($2.59 billion net of tax) from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying consolidated financial statements. We used substantially all of the after-tax proceeds from this transaction to repay certain of our debt obligations, including $514 million of commercial paper borrowings and $2.28 billion of long-term debt that we repaid during the fourth quarter of 2023, as well as €750 million of senior notes that we repaid during the second quarter of 2024.
Business Segments and Products
We currently manage our global operations based on three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies and Pharmaceuticals.
The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthetics and drug compounding services.
For financial information about our segments, see Note 18 in Item 8 of this Annual Report on Form 10-K.
Business Strategy
Our business strategy is focused on driving sustainable growth and innovation aligned with our mission to save and sustain lives and our vision to transform healthcare with a customer focus to help improve patient outcomes, enhance workflow efficiency, and enable cost-effective care. Our diversified and broad portfolio of medical products that treat acute or chronic conditions and our global presence are core components of our strategy as we work to achieve these objectives. We are focused on key strategic pillars as part of our pursuit of industry leading performance: innovation; operational efficiency; and capital allocation.
Innovation
Our innovation strategy, which encompasses both organic and inorganic initiatives, is focused on accelerating our sales growth through the introduction of new connected care and core therapy offerings. Connected care offerings include devices or software that can digitally connect, communicate and/or analyze data to help transform healthcare and improve patient outcomes, and we are continuing to build out our connected care portfolio offerings, which includes smart bed systems, infusion pumps, patient monitoring and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space. Our core therapy product offerings include pharmaceuticals and consumable medical products designed to address essential patient and provider needs across the continuum of care.
As part of this strategy, we are prioritizing investments that drive innovation in product areas where we believe we have compelling opportunities to better serve patients and healthcare professionals, particularly in markets with higher growth rates. We are working to accelerate the pace at which we bring these advances to market to support our future growth. We are in the midst of launching (or have recently launched) several new products, geographic expansions and line extensions in areas such as smart pump technology, hospital pharmaceuticals and nutritionals, surgical sealants, smart beds, respiratory vests and more. These comprise a mix of entirely new product offerings and meaningful improvements to existing technologies.
Portfolio Optimization
Our strategy also involves active portfolio management in the interest of maximizing value for Baxter stockholders and best positioning Baxter for long-term success. The recent Kidney Care sale has given us enhanced flexibility to deploy (or in some cases redeploy) capital toward opportunities that seek to accelerate our growth objectives, whether as a result of innovation or expanding our portfolio geographically or as a result of channel expansion or market development activities.
Operational Excellence
As discussed above under “Recent Strategic Actions,” in the third quarter of 2023, we implemented a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. We believe these changes will allow us to be a more integrated and nimble organization that can respond more effectively to operational challenges and changes in the macroeconomic environment while enhancing our ability to drive innovation in our product portfolio. We also continue to focus on increasing efficiencies through automation and digitization. We intend to continue to actively manage our cost structure and strive to commit resources to the highest value uses. Such high value activities include supporting innovation, actively managing the portfolio, expanding patient access and accelerating growth for our stockholders.
Maintaining Disciplined and Balanced Capital Allocation
Subject to market conditions and our investment grade targets, our capital allocation strategies currently include the following:
•debt repayments to support our deleveraging commitments;
•active portfolio management through the identification of attractive acquisition and divestiture transactions, including the recent divestitures of our BPS and Kidney Care businesses; and
•returning capital to stockholders through dividends, while balancing any returns with other strategic actions we take. We also intend to reinstate share repurchases over the longer term.
We paid down $3.65 billion of net debt during 2024 and through February 21, 2025 using proceeds from the sales of our BPS and Kidney Care businesses, and we are committed to retaining our investment grade rating, including taking actions toward achieving a net leverage target of approximately 3.0x by the end of 2025 through ongoing debt repayment and financing activities. During this deleveraging period, we currently intend to continue paying a dividend (which we reduced in November 2024), not make any share repurchases and be highly selective with respect to any potential acquisitions.
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
Sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2024, giving effect to the sale of our Kidney Care business.
International Operations
A significant portion of our revenues are generated outside of the United States and thoughtful geographic expansion remains a key component of our strategy. Our international presence includes operations in Europe, the Middle East, Africa, Asia-Pacific, Latin America and Canada. We are subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “Risks Relating to Our Business—We are subject to risks associated with doing business globally” and “—Changes in foreign currency exchange rates and interest rates have had, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows and liquidity” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, many hospitals and other customers of medical products in the United States have joined group purchasing organizations (GPOs), or formed integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors and the negotiated prices are made available to members. We have purchasing agreements with several of the major GPOs in the United States, which are subject to renewal from time to time. GPOs may have agreements with more than one supplier for certain products. Accordingly, in these cases, we face competition from other suppliers even where a customer is a member of a GPO under contract with us, which may constrain our ability to secure negotiated price increases. Purchasing power is similarly consolidated in many other countries. For example, public contracting authorities often act as the purchasing entities for the hospitals and other customers of medical products in their region and many hospitals and other customers have joined joint procurement entities and buying consortia. The result is that demand for healthcare products is increasingly concentrated across our markets globally. Additionally, our contractual pricing arrangements with GPOs, IDNs and public contracting authorities can sometimes limit our ability to increase prices in order to offset raw materials or component price increases or otherwise. Some of these agreements contain failure to supply clauses with varying remedies, inclusive of limited termination rights.
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
We are not always able to recover cost increases for raw materials and component parts through customer pricing due to contractual limits, where applicable, and market forces. For example, during 2022 and 2023, our profit margins were adversely impacted because we were unable to fully offset all related cost increases resulting from the high inflationary environment through customer pricing adjustments or other pricing actions. Additionally, our profit margins were negatively impacted in the fourth quarter of 2024 (and may continue to be negatively impacted in the short term) because we were unable to fully offset the increased supply chain costs associated with our ongoing North Cove recovery efforts (including as a result of importing additional product from outside the United States to support IV solutions demand). We seek to utilize long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. Our ability to do so in the face of limited supply of certain raw materials and component parts and inflationary environment has been and may in the future be limited.
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

Although no single company competes with us in all of our businesses, we face substantial competition in each of our segments from international and domestic healthcare, medical products and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. We believe customer purchasing decisions are primarily focused on cost-effectiveness, price, service, product performance and technological innovation. There has been consolidation in our customer base and by our competitors, which has resulted and continues to result in pricing and market pressures.
1.Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In the United States, the federal government and many states have adopted or proposed initiatives relating to Medicaid and other health programs that may limit reimbursement or increase rebates that we and other providers are required to pay to the state. In addition to government regulation, managed care organizations in the United States, which include medical insurance companies, medical plan administrators, health-maintenance organizations, hospital and physician alliances and pharmacy benefit managers, continue to put pressure on the price and usage of healthcare products. Managed care organizations seek to contain healthcare expenditures, and their purchasing strength has been increasing due to their consolidation into fewer, larger organizations and a growing number of enrolled patients. We face similar issues outside of the United States. In Europe and Latin America, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products. Additionally, China has been implementing volume-based procurement policies and a series of centralized reforms on both a national and regional basis which have resulted in significant price cuts for pharmaceuticals and medical consumables. For further discussion, refer to Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Research and Development

We believe our investment in research and development (R&D), consistent with our portfolio optimization and capital allocation strategies, will help fuel our future growth and our ability to remain competitive. Accordingly, we continue to focus our investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for our R&D activities were $590 million in 2024, $518 million in 2023, and $450 million in 2022. These expenditures include costs associated with R&D activities performed at our R&D centers located around the world, which include facilities in Belgium, India, Italy, Malta and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations. As discussed above in under "Recent Strategic Actions," in the third quarter of 2023, we implemented a new operating model intended to simplify and streamline our operations, including with respect to our R&D activities. We are also working to create a more resilient supply chain and better align our manufacturing footprint and supply chain to our commercial activities. These activities may result in the consolidation of one or more R&D facilities.
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
Corporate Responsibility
Driven by our mission to save and sustain lives, Baxter's corporate responsibility strategy focuses on addressing corporate responsibility matters that affect our patients, customers, employees, communities and other critical stakeholders worldwide. Advancing our corporate responsibility goals contributes to business, social and economic value, including attraction and retention of employees, enhanced operational efficiency and implementation of enterprise risk management strategies, among others.
In 2021, we launched our 2030 Corporate Responsibility Commitment featuring strategic goals for focused action. Our Commitment is anchored by three pillars - Empower our Patients, Protect our Planet and Champion our People and Communities. The 2030 Corporate Responsibility Commitment and Goals highlight Baxter's corporate responsibility focus and help to further advance our corporate responsibility performance. We expect to announce a refreshed Corporate Responsibility commitment and goal set after the issuance of our 2024 Corporate Responsibility Report (to be issued in June 2025), either in a separate announcement or as part of the 2025 Corporate Responsibility Report. This timing should allow for a new, permanent CEO to have the opportunity to review and contribute to our commitment and goals and to reflect recent operational and other developments (including the recent Kidney Care sale). Our progress against our current goals and commitments is published annually in our Corporate Responsibility Report which is available on our website under "Our Story-Corporate Responsibility." The Corporate Responsibility Report is not incorporated by reference into this Annual Report on Form 10-K or any other document filed with the SEC.
Government Regulation
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. The Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) and the Medicines &

Healthcare products Regulatory Agency (MHRA) in Europe, the National Medical Products Administration (NMPA) in China and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products. We must obtain specific clearance, approval or other marketing authorization from FDA and non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Even after we obtain regulatory authorization to market a product, additional regulatory authorization may be necessary to maintain the product in the market, including additional 501(k) clearances, new drug approval (NDA) supplements, and other regulatory submissions. In addition, the raw materials, manufacturing facilities, processes and quality systems used in the manufacture of a product are subject to continued review by FDA and other regulatory authorities globally. State agencies in the United States also regulate our facilities, operations, employees, products and services within their respective states. We, along with our facilities, are subject to periodic inspections and possible administrative and legal actions by FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. As situations require, we take steps to ensure the safety and efficacy of our products, such as removing products from the market that are found not to meet applicable requirements and improving the effectiveness of quality systems. For more information on compliance actions taken by us, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
We are also subject to various laws inside and outside the United States concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of our products and services, the importation and exportation of products, the operation of our facilities and the distribution of products. In the United States, we are subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), Environmental Protection Agency, Department of Defense and Customs and Border Protection in addition to others. We supply products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare. As a result, our activities are subject to regulation by CMS and enforcement by OIG and DOJ. In each jurisdiction outside the United States, our activities are subject to regulation by government agencies including the EMA and MHRA in Europe, NMPA in China and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally.
Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. Our environmental policies require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.
Human Capital Management
As of December 31, 2024, after giving effect to the Kidney Care sale, we employed approximately 38,000 people globally, with approximately 15,000 employees in the United States and approximately 23,000 employees outside of the United States. Our employees set the foundation for our ability to achieve our strategic objectives. They contribute to our success and are instrumental in driving operational execution and our ability to deliver strong financial performance, advancing innovation and maintaining a strong quality and compliance program across our organization.

The success and growth of our business depends in large part on our ability to attract, retain and develop talented and high-performing employees at all levels of our organization with a myriad of backgrounds and experiences, including the individuals who comprise our global workforce as well as executive officers and other key personnel. To succeed in a competitive labor market, we have developed recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form our human capital management framework and are advanced through the following programs, policies and initiatives:

•Competitive Pay and Benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.
•Health and Safety. Health and safety are firmly rooted across our global footprint. We aim for a zero-harm workplace and prioritize the elimination of risks and incident precursors to drive improvement. In 2024, Baxter focused on employee engagement, hazard identification and accelerated technology deployment to better understand and address top health and safety risk areas. We have continued to mobilize our hazard identification program for our operational workforce, in concert with a centralized corrective action tracking tool. These improvements have enabled us to harvest actionable insights, support ergonomic evaluations and implement safety control technology for improved operation of our powered industrial vehicles.
•Recruitment, Training and Development. We use recruitment vehicles to attract talent to our organization and we prioritize learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning platform known as BaxU and virtual workshops that support our culture, strategy and the development of crucial skills. To assess the impact of the investments we make in our people, and to help us consistently improve our human resources programs, we regularly conduct anonymous surveys of our global workforce to seek feedback on a variety of topics including confidence in our leadership, competitiveness of our compensation and benefits packages, career growth opportunities and improvements on how we can make our company an employer of choice. Administered and analyzed by an independent third-party, the survey results are reviewed by our senior leaders, which include our executive officers. Summaries of select surveys are also provided to our Board of Directors. The results of this engagement survey are also shared with individual managers, who are then tasked with taking action based on their employees’ anonymous feedback.
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
Risks Relating to Our Strategic Actions
•We are exposed to risks as a result of our strategic actions, including the recent sale of our Kidney Care business.
•We may continue to experience difficulties with our ongoing integration of Hillrom or fail to realize the anticipated benefits of the Hillrom acquisition.
•If our business strategy and development activities are unsuccessful, our business, results of operations, financial condition and cash flows could be adversely affected.

Risks Relating to Our Financial Performance and Our Common Stock
•Global economic conditions, including inflation and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.
•Our operating results and financial condition have fluctuated and may in the future continue to fluctuate.
•We may not achieve our financial goals.
•Our common stock price has fluctuated significantly and may continue to do so.
•Our significant indebtedness requires us to use a substantial amount of our cash flow for debt service and could constrain our flexibility in responding to unanticipated or adverse business conditions and adversely affect our business, results of operations, financial condition and cash flows.
•Changes in foreign currency exchange rates and interest rates have had, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows and liquidity.
•Future material impairments in the value of our goodwill, intangible assets and other long-lived assets, would negatively affect our operating results.
•We cannot guarantee that in the future we will not further reduce the amount of dividends we pay.
Risks Relating to Our Business
•If we are unable to successfully introduce or monetize new and existing products or services, or fail to keep pace with changing consumer preferences and needs or advances in technology, our business, results of operations, financial condition and cash flows could be adversely affected.
•Issues with quality management or product quality could, among other things, have an adverse effect on our business or cause a loss of customer confidence in us or our products.
•There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our business, results of operations, financial condition and cash flows.
•If we fail to attract, develop, retain and engage key employees, including a permanent Chief Executive Officer (CEO) and other members of our senior management, our business may suffer.
•Pandemics and other public health emergencies, or the fear thereof, have had, and may in the future have, a material adverse effect on our business.
Risks Relating to Our Operations
•Segments of our business are significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.
•We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions and may experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.
•If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization, supply or distribution difficulties, our business, results of operations, financial condition and cash flows may be adversely affected.
•Breaches and breakdowns affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage, could have a material adverse effect on us.
•Incorporating artificial intelligence, machine learning and other emerging technologies into our products, services and operations exposes us to legal and regulatory risks and could result in reputational harm or have other adverse consequences to our business, financial condition or results of operations.

•Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations, financial condition and cash flows.
•Our commitments, goals and disclosures related to corporate responsibility matters, and the perception of our activities in these areas, may adversely impact the company, including through reputational harm.
•We are subject to risks associated with doing business globally.
•A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Risks Relating to Legal and Regulatory Matters
•We are subject to a number of laws and regulations, and we are susceptible to a changing regulatory environment.
•Increasing regulatory focus on, and expanding laws relating to, privacy, artificial intelligence and cybersecurity could impact our business and expose us to increased liability.
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
•Our Amended and Restated By-Laws could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees.
Risks Relating to Our Recent and Ongoing Strategic Actions
We are exposed to risks as a result of our strategic actions, including the recent sale of our Kidney Care business.
Our businesses have begun to face, and will continue to face, material challenges in connection with the sale of our Kidney Care business and the other strategic actions we have undertaken (including the implementation of a simplified operating model and the ongoing simplification of our manufacturing footprint). The success of the sale of our Kidney Care business depends on, among other things, our ability to effectively transition the Kidney Care business to Carlyle in a manner that: minimizes disruption to our customers, employees, other personnel and operations; realizes the expected tax benefits; avoids potential liabilities or claims; and enables us to achieve related cost savings initiatives. The Kidney Care sale may result in challenges such as: the diversion of management’s attention from our ongoing business concerns and any newly identified strategic initiatives; attracting, retaining and motivating key management and other employees; retaining existing, or attracting new, business and operational relationships, including with customers, suppliers, employees and other counterparties; maintaining our relationships with regulators; the potential for disputes or litigation with Carlyle or Vantive, as applicable, arising from the transaction, the EPA or the various agreements (including a transition services agreement and a manufacturing and supply agreement) that we entered into with Vantive in connection with the Kidney Care closing (as further described below) and liabilities and obligations otherwise related to the transaction, the EPA or the other agreements described in this paragraph; the potential for exposure related to certain pre-closing Kidney Care liabilities we retained; the potential for adverse tax consequences or changes in tax laws or regulations that could affect our remaining businesses; the potential for regulatory actions or investigations related to the transaction or the businesses involved; and potential negative reactions from the financial markets, ratings agencies, customers, employees, other personnel or other stakeholders.
In addition, in the last few years, we have undertaken other strategic and business transformation actions (including the divestiture of our BPS business, the acquisition of Hillrom and cost reduction initiatives) that have entailed changes across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas. These actions pose risks in the form of personnel capacity constraints and institutional knowledge loss that has led to, and could in the future lead to, missed performance of financial targets (including those related to cost savings initiatives) and harm to our reputation.
In connection with the closing of the Kidney Care sale, we entered into certain agreements as described above (including a transition services agreement and a manufacturing and supply agreement). These agreements provide for the performance of services, and the provision of certain dialysis-related products, other products and product components, by each company for the benefit of the other for a period of time. If Vantive is unable to satisfy its obligations under these agreements, including its supply and indemnification obligations, we could incur losses. Additionally, in the event that Vantive asserts claims for breaches of any of these agreements, our indemnity obligations and other liabilities to Vantive under these agreements could be significant. These arrangements could also lead to disputes over rights to certain shared property and rights and over the allocation of costs and revenues for products and operations. Our inability to effectively manage these activities and related events could adversely affect our business, financial condition or results of operations.
We have incurred, and will continue to incur, significant expenses in connection with the sale of our Kidney Care business. For example, we will continue to incur the costs of providing transition services, products and product components to Vantive under the agreements described above and other stranded costs that we will no longer be able to share with the Kidney Care business and which we may not be able to fully offset. Such expenses have been significant, and may continue to grow. In addition, the anticipated benefits of the sale are based on a number of assumptions, some of which may prove incorrect, and we cannot predict with certainty when the expected benefits will occur, or the extent to which they will be achieved. As a result, even with the completed sale of the Kidney Care business, we may not achieve some or all of the anticipated strategic, financial, operational or other benefits in the expected timeframe, or at all, which could adversely impact our business, results of operations, financial condition and cash flows. Further, the sale of the Kidney Care business results in a smaller, less diversified company, with more limited and concentrated businesses than before the transaction, which may leave us more vulnerable to changing market conditions.
Additionally, until the market has fully analyzed our valuation following the sale of the Kidney Care business, the price of our common stock may continue to fluctuate even after a sufficient amount of time has passed for the market to fully analyze our valuation following the sale of the Kidney Care business. Our common stock may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, causing certain investors to sell their shares, which could in turn lead to declines in the trading price of such stock. Furthermore, with the sale having decreased the diversification of our revenues, costs and cash flows, our operations, cash flows, working capital, effective tax rate and financing requirements may be subject to increased volatility, and our ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished.
We may continue to experience difficulties with our ongoing integration of Hillrom or fail to realize the anticipated benefits of the Hillrom acquisition.
During 2021, we completed the acquisition of Hillrom. The success of this acquisition depends on, among other things, our ability to complete the integration of Hillrom in a manner that facilitates growth opportunities, realizes anticipated cost and revenue synergies and achieves certain previously communicated net leverage targets without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives (including completing the ongoing integration), the anticipated benefits of the Hillrom acquisition may not be realized fully, or at all, or may take longer to realize than expected.
There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. The integration of Hillrom into our operations is complex and time-consuming and certain aspects have taken longer than originally anticipated and have required more effort than was originally planned. Challenges associated with our integration efforts are also heightened due to the other strategic actions we have recently completed (including the sale of our Kidney Care business). This has resulted in, and may continue to result in, additional expenses and other difficulties as we work to complete the integration, including challenges consolidating certain operations and functions (including regulatory and other corporate functions), integrating technologies

(including differing information technology systems and processes), organizations, procedures, policies and operations and addressing differences in the business cultures of the two companies, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition. The integration process and other disruptions resulting from the Hillrom acquisition and our recently completed strategic initiatives also disrupt our ongoing businesses and could cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings. Any failure to successfully or cost-effectively integrate Hillrom could have a material adverse effect on our business and cause reputational harm.
If our business strategy and development activities are unsuccessful, our business, results of operations, financial condition and cash flows could be adversely affected.
While we remain committed to deleveraging, we expect to engage in significant business development activities over the longer term in a manner that is consistent with our net leverage targets, including evaluating acquisitions, joint development opportunities, technology licensing arrangements and other opportunities, such as potential divestitures and targeted market exits as we look to optimize our product portfolio and improve our operating margins. These activities may result in substantial investment of our resources. Our success developing products, expanding into new markets and optimizing our market presence from such activities will depend on a number of factors, including our ability to find suitable opportunities or partners for acquisition, investment, alliance or divestiture; competition from other companies in the industries in which we operate that are seeking similar opportunities; whether we are able to complete an acquisition, investment, alliance or divestiture on terms that are satisfactory to us or at all; the strength of the underlying technology and products of any of the other parties involved in a transaction, as well as their ability to execute their business strategies; any intellectual property and litigation related to any other party’s products or technology; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations (or to divest such company, business, product, technology or research from our existing operations), including the ability to adequately fund acquired in-process R&D projects and to maintain adequate controls over the combined operations. Certain of these activities are subject to antitrust and competition laws, which could impact our ability to pursue strategic transactions and could result in mandated divestitures in the context of proposed acquisitions. Additionally, certain divestitures could result in negative market or regulatory reactions. If we are unsuccessful in our business development activities, we may not realize the intended benefits of such activities, including that acquisition and integration or divestiture costs may be greater than expected or the possibility that the expected return on investment, synergies and accretion will not be realized or will not be realized within the expected timeframes. For more information, see Note 3 in Item 8 of this Annual Report on Form 10-K.
Risks Relating to Our Financial Performance and Our Common Stock
Global economic conditions, including inflation and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.
General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, changes in monetary policy and economic slowdown or recession, have resulted in, and may continue to result in, unfavorable conditions that negatively affect demand for our products and exacerbate other risks described in this “Risk Factors” section that affect our business, results of operations, financial condition and cash flows. Both domestic and international markets have been experiencing significant inflationary pressures in recent years and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near term. In addition, increases in interest rates and volatility in currency exchange rates have negatively impacted, and may continue to negatively impact, our results of operations. See “Risks Relating to Our Financial Performance and Our Common Stock – Changes in foreign currency exchange rates and interest rates have had, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows and liquidity”.
We have experienced significant challenges to our global supply chain in recent periods, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), heightened inventory levels to reduce the risk of patient supply disruption and higher transportation and labor costs, resulting from significant weather events (including Hurricane Helene), elevated inflation levels, disruptions to certain ports of call around the world, the war in Ukraine, the conflict in the Middle East and other geopolitical events. Due to the nature of our products, which include dense consumable medical products such as IV fluids, and the geographic locations of our manufacturing, storage and distribution facilities, which were further consolidated in anticipation of the recent Kidney Care sale and which often require us to transport our products long distances, we may be more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers. We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future. They have also made it increasingly difficult to model accurately our short-term and long-term financial objectives and may continue to do so in the future.
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
Our operating results and financial condition have fluctuated and may in the future continue to fluctuate.
Our operating results and financial condition have, and may in the future, fluctuate from quarter-to-quarter and year-to-year for a number of reasons. Events, such as changes to our expectations, strategy or forecasts (including as a result of evolving global macroeconomic conditions, updated expectations regarding the timing of new regulatory approvals or the impact or timing of our cost savings initiatives) or even a relatively small revenue shortfall or increase in supply chain or other costs which we are unable to offset have, and may in the future, cause financial results for a period to be below our expectations or projections. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, nor should they be relied upon as an indication of future performance. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial condition and our stock price.
We may not achieve our financial goals.
We continue to evaluate and refine both our short-term and long-term financial objectives, including our stated commitment to achieve certain net leverage targets and to fully offset the stranded costs related to the recent sale of our Kidney Care business. Our ability to achieve these anticipated benefits depends, in part, on our ability to realize the anticipated benefits of the Hillrom acquisition and Kidney Care sale (and related cost and revenue synergy targets) while working to execute on our stated portfolio management initiatives. We may fail to achieve our targeted financial results if we are unsuccessful in implementing our strategies or if our estimates or assumptions change or for any other reason. Our failure to achieve our financial goals could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our common stock price has fluctuated significantly and may continue to do so in the future.
The price of our common stock has fluctuated significantly and may continue to do so in the future for a number of reasons, including the following:
•market perceptions of any strategic actions or other developments related to our business including, for example, the Kidney Care sale;
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

In addition, prices in the stock market have generally been volatile in recent years, and may continue to be volatile. In certain cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could also fluctuate in the future without regard to our operating performance.
Our significant indebtedness requires us to use a substantial amount of our cash flow for debt service and could constrain our flexibility in responding to unanticipated or adverse business conditions and adversely affect our business, results of operations, financial condition and cash flows.
As of December 31, 2024, we had approximately $13.13 billion of indebtedness outstanding and, as of February 21, 2025 have paid down approximately $3.13 billion. Our significant level of indebtedness and our future financial performance requires us to use a substantial amount of our cash flow for debt service and reduces funds available (under our credit facilities or otherwise) for investments in product development, capital expenditures, dividend payments, acquisitions, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our level of indebtedness can also constrain our flexibility in responding to unanticipated or adverse business conditions. If we are unable to repay our indebtedness in accordance with our stated objectives, or at all, or if credit ratings agencies do not believe we are repaying our indebtedness promptly, they may further reduce our senior debt credit ratings. In addition, until we achieve our stated commitment regarding the reduction of our indebtedness, our capital allocation activities and operational flexibility is limited. There can be no assurance that we will be successful in achieving that commitment on a timely basis or at all. Further, difficulties in, or the inability to, refinance our indebtedness, or to do so upon attractive terms, could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.
Changes in foreign currency exchange rates and interest rates have had, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows and liquidity.
We generate a meaningful portion of our net sales and profit outside the United States and currency exchange rates have been especially volatile in recent years. As a result, currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows and results of operations We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We have experienced, and may continue to experience, additional volatility as a result of inflation and other macroeconomic factors, including in emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets on terms that are favorable to us, or at all, could be impeded if market conditions are not favorable. For example, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, has had, and may continue to have, the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation have resulted in, and may continue to result in, recessionary pressures in many parts of the world. For more information see “Financial Instrument Market Risk” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Future material impairments in the value of our goodwill, intangible assets and other long-lived assets would negatively affect our operating results.
We regularly review our goodwill, intangible assets and property, plant and equipment for potential impairment. Goodwill and indefinite-lived intangible assets are subject to impairment reviews on an annual basis or whenever potential impairment indicators are present. Intangible assets subject to amortization and property, plant and equipment are reviewed for potential impairment when there is an indication that an impairment may have occurred. Adverse changes to macroeconomic conditions or our earnings forecasts, as well as changes in our strategic goals or business direction, could lead to impairment charges. In addition, we may, from time to time, pursue the sale of assets that we determine are not critical to our strategy, including in connection with strategic exits, such as the Kidney Care sale. Such transactions could result in impairment charges if the estimated fair value of the assets, less costs to sell, is less than their related carrying amount. Material impairment charges would negatively affect our results of operations.
For example, as described in more detail in Note 5 of Item 8 of this Annual Report, we recorded a $425 million goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment and an impairment charge of $50 million to reduce the carrying amount of an in-process research & development (IPR&D) asset to its fair value during 2024. Previously, as described in more detail in Note 3 of Item 8 of this Annual Report, we recognized $2.81 billion of goodwill impairments and $332 million of indefinite-lived intangible asset impairments during 2022, both related to Healthcare Systems & Technologies assets acquired in connection with our December 2021 acquisition of Hillrom. Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations. For more information on the valuation of goodwill and intangible assets, see “Critical Accounting Policies” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
We cannot guarantee that in the future we will not further reduce the amount of dividends we pay.
The timing, declaration, amount and payment of any future dividends fall within the discretion of our Board of Directors and will depend on many factors, including our available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. In November 2024, we announced a reduction in our quarterly dividend in anticipation of the sale of our Kidney Care business and the corresponding reduction to our earnings and cash flows. Any further change in our dividend program could have an adverse effect on the market price of our common stock.
Risks Relating to Our Business
If we are unable to successfully introduce or monetize new and existing products or services, or fail to keep pace with changing consumer preferences and needs or advances in technology, our business, results of operations, financial condition and cash flows could be adversely affected.
We need to successfully introduce or monetize new and existing products and services to achieve our strategic business objectives. We can provide no assurances that we will be able to develop new products and services, that our new products and services will achieve commercial acceptance in the marketplace, or that we will be able to separately bill for new or existing services. In addition, difficulties in manufacturing or in obtaining or maintaining regulatory approvals have delayed, and may in the future delay or prohibit, the introduction of new or maintenance of existing products into the marketplace. We may not be able to obtain patent protection on our new products or be able to defend our intellectual property rights globally. See “Risks Relating to Legal and Regulatory Matters – If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.” Warranty claims and service costs relating to our new products might be greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. In addition, the introduction of new products and services might also cause customers to defer purchases of existing products or services. Our future financial performance will also depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We might not correctly anticipate or identify trends in customer preferences or needs or might identify or react to them later than competitors do.
In order to successfully introduce or monetize new and existing products and services, we must commit, and continue to commit, substantial funds and other resources to R&D and innovation initiatives. Failure to successfully introduce new products or services in a cost-effective manner, or delays in customer purchasing decisions related to the evaluation of new products or services, could cause us to lose market share and could materially adversely affect our business. Furthermore, product development requires substantial investment and there is inherent risk in the R&D process. A successful product development process further depends on many other factors, including our ability to adapt to new technologies, demonstrate satisfactory clinical results and differentiate our products from those of our competitors. If we cannot successfully introduce new competitive products or adapt to changing technologies, our products may become obsolete and our net sales and profitability could suffer.
Issues with quality management or product quality could have an adverse effect on our business or cause a loss of customer confidence in us or our products, among other negative consequences.
The development of new or enhanced products involves a lengthy regulatory process and is capital intensive. As a result, our ability to match our production levels and capacity to market demand is imprecise and may result in a failure to meet market demand or satisfy customer requirements for our products or, alternatively, an oversupply of inventory. Increased costs relating to freight, raw materials or component parts and difficulties hiring and retaining staff have had, and may continue to have, a negative impact on product supply. Failure to meet market demand may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

Our success also depends on our ability to maintain and routinely improve product quality and our quality management program. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. While we have a quality system that covers the lifecycle of our products, quality and safety issues have occurred, and may in the future occur, with respect to our products. For example, we have experienced certain recalls, including related to our Novum IQ Syringe and infusion systems, SIGMA Spectrum pump and Life2000 Ventilator. New or unintended uses of our products (for example, in response to changing clinical practice) may also raise quality or safety issues. In addition, our customers’ use of third parties to service or repair our products has caused, and may in the future cause, quality or safety issues, including due to such third parties’ lack of knowledge of or training on our products. A quality or safety issue may result in negative publicity, product recalls (either voluntary or required by FDA or similar governmental authorities in other countries), adverse regulatory site inspection reports, voluntary or official action indicated classifications, warning letters, import bans or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions (which may include corporate integrity agreements), costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. See “Risks Relating to Legal and Regulatory Matters.” An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, potentially leading to a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made, and could in the future make, significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict us from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.
Unaffiliated third-party suppliers provide a number of goods and services to our R&D, clinical and manufacturing organizations, many of whom do so on a spot basis and not pursuant to a contractual arrangement. Our ability to receive goods or services at all, or on reasonable financial terms, from these third parties will be impacted if they are unable or refuse to supply or service us. Moreover, we may have limited or no recourse if the goods or services are not subject to contractual terms. If we are unable to identify or secure regulatory approval for an alternative provider on reasonable terms, our ability to meet our obligations to our customers could be negatively impacted, which could adversely affect our financial results and our reputation. Additionally, third-party suppliers are required to comply with our quality standards and those of applicable regulatory bodies. Failure of a third-party supplier to provide compliant raw materials, component parts or supplies, give us adequate notice of issues or help us secure all required regulatory approvals for the use of their products or services has resulted in delays, service interruptions and quality-related issues, and may do so again in the future, and may negatively impact our business results and results of operations.
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
Competition may increase further as additional companies begin to enter our markets, launch new products or modify their existing products to compete directly with ours. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements, or we do not introduce new versions or upgrades to our product portfolio in response to those requirements, our products may be rendered obsolete or non-competitive. If our competitors develop more effective or affordable products or achieve earlier patent protection or product commercialization than we do, our business, results of operations, financial condition and cash flows will likely be negatively affected. For example, innovations in technology and care delivery models could materially adversely affect the demand for and future pricing and sale of our products and services. Furthermore, if we are forced to reduce our prices due to increased competition, our business could become less profitable.
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
Demand for our products and services, and our overall growth, depend in large part on overall demand and growth in the healthcare market. With the healthcare market’s increased focus on asset and resource efficiency, as well as reimbursement constraints and competitive dynamics, we have seen margins for some of our products decline and they may continue to do so over time. Any decline or lower-than-expected growth in the markets (or portions thereof) in which we operate or intend to operate could diminish demand for our products and services, which may adversely affect our financial performance. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our commercial investments or reduce our prices, which could adversely impact our operating results. These factors, along with possible legislative, regulatory, macroeconomic and other developments, might result in significant shifts in market share among the industry’s major participants, which includes us. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of new products and diversification of our product portfolio, then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.
If we fail to attract, develop, retain and engage key employees, including a permanent CEO and other members of our senior management, our business may suffer.
Our ability to compete effectively depends on our ability to attract, develop, retain and engage key employees, including people in senior management, sales, marketing, information technology and R&D positions. Competition for top talent in the healthcare industry can be intense, especially for experienced management and technical and professional employees, which could increase costs associated with identifying, attracting and retaining such individuals. Our ability to recruit, develop, retain and engage such talent depends on a number of factors, including hiring practices of our competitors, compensation and benefits (as may be impacted by any financial performance challenges, including any related impact on outstanding equity awards), work location, work environment (including our competitors’ policies regarding remote or hybrid work arrangements), the market’s perception of our strategic initiatives, including the recently completed Kidney Care sale, and industry economic conditions. Further, a lack of employee engagement could lead to loss of productivity and increased employee burnout, turnover, absenteeism, product quality incidents and decreased customer and patient satisfaction.
In addition, the loss of services of our senior management or other key employees could delay or prevent the achievement of our financial, operating or strategic objectives. In February 2025, we announced that José Almeida had ceased serving as Chair, President and CEO and the appointment of Brent Shafer, the former lead independent director of our Board of Directors, as Chair and interim CEO. We also announced the Board’s initiation of a search for a permanent CEO. The timeline for identifying, retaining and integrating a new CEO is currently unknown. Any failure to timely identify and hire a new CEO and successfully integrate and transition that person into their new role within our company could adversely impact our ability to achieve our long-term financial, operating or strategic objectives. We have also experienced, and may continue to experience, attrition among our senior management team and key employees in recent years, including during the CEO search process. These leadership changes may be difficult to manage and may result in additional costs, uncertainty concerning our future direction, changes to our corporate culture, lower employee morale or the loss of personnel with deep institutional knowledge and industry relationships. Further, we have increased our dependency on the remaining members of our executive management team during the transition process. Our executive officers could terminate their employment with us at any time, and any such departure could be particularly disruptive in light of the recent leadership changes. The replacement of any of our senior management or other key employees involves significant time and costs, and any loss of services of any such key employee for any reason could significantly delay or prevent the achievement of our financial, operating or strategic objectives. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.
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
The COVID-19 pandemic adversely affected our business in many ways, including significant reductions and increases in demand for certain products, increased difficulty in serving customers, disruptions to manufacturing and supply chains, and negative effects on certain of the company’s operations as well as the operations of its suppliers, distributors, customers, manufacturers and other third-party vendors. Further, pandemics or other public health emergencies may impact, and during COVID-19 impacted, the global economy, including negatively impacting economic growth, financial and capital markets, inflation rates, foreign currency exchange rates, interest rates, and the global supply chain. Any of these and other impacts have had, and could in the future have, a material adverse effect on our business, results of operations, financial condition and cash flows. The scope and duration of any future public health emergency will depend on a number of factors, including the potential emergence of a new or extended pandemic, the pace at which government restrictions are imposed and lifted and the extent of such restrictions, the scope of additional actions taken to mitigate the spread of disease and the availability and effectiveness and acceptance of vaccines. The effect of such a health emergency on our business will also vary based on the speed with and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health emergency. The impact of these and other factors on our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted with confidence.
Risks Relating to Our Operations
Segments of our business are significantly dependent on major contracts with GPOs, IDNs and certain other distributors and purchasers.
A portion of our U.S. hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids, negotiating and renewing expiring GPO agreements, some of which contain failure to supply clauses with varying remedies, inclusive of limited termination rights. Failure to be awarded or to maintain certain of these agreements could have a material adverse effect on our business, including product sales and service and rental revenue. In addition, we have faced and continue to face challenges related to increasing costs associated with these agreements (associated with ongoing supply chain challenges and inflation), which have negatively impacted our revenues and may continue to do so in the future.
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
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions and may experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.
Portions of our business have been, and may in the future be, the subject of restructuring, realignment and cost reduction initiatives. For example, we recently divested our BPS and Kidney Care businesses and have implemented a simplified operating model. While we are undertaking these actions, as well as any future initiatives, with the goal of realizing potential efficiencies, we may not be successful in achieving efficiencies and cost reduction benefits we expect in full or at all. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other business plans might be adversely affected, and we could experience business disruptions, if our restructuring and realignment efforts and our cost reduction activities prove ineffective. These actions, the resulting costs, and potential delays or potential lower than anticipated benefits might also impact our foreign tax positions and might require us to record tax reserves against certain deferred tax assets in our international business.
If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, sterilization, supply or distribution difficulties, our business, results of operations, financial condition and cash flows may be adversely affected.
The manufacture of our products requires, among other things, the timely supply or delivery of sufficient amounts of quality components and raw materials. We manufacture our products in approximately 40 principal manufacturing locations. We acquire our components, raw materials and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from ourselves for self-supplied requirements. We endeavor, either alone or working closely with our suppliers, to ensure the continuity of our inputs and supplies, but these efforts may not always be successful.
Further, while efforts are made to diversify certain of our sources of components and raw materials, in certain instances we have made a strategic determination to use a single source or supplier or there is only a sole source or supplier with no acceptable alternatives yet identified and, as applicable, qualified. This reliance on sole or limited source suppliers exposes us to several risks that could adversely affect our business, financial condition and results of operations. The disruption or termination of the supply of these components could cause significant production interruptions, delays and inefficiencies. In the event of a disruption, establishing additional or replacement suppliers for such materials or components may not be timely or cost-effective due to market constraints or regulatory requirements. The process of qualifying new suppliers may be lengthy and complex, requiring approval of materials and components prior to their use in our products from governmental agencies, such as FDA and other worldwide regulatory agencies. As a result, we may experience lengthy delays in resuming production of affected products, which could lead to lost sales, loss of market share and harm to our reputation. Our reliance on sole source suppliers may also lead to increased costs. If we are unable to pass these cost increases on to our customers, our business and results of operations could be adversely impacted.
Additionally, we obtain certain components and materials on a spot basis from third-party suppliers with whom we do not have contractual arrangements. A reduction, interruption or suspension in supply, other supply chain issues, including those due to the revocation of distribution facilities’ licenses or as a result of our recently completed strategic initiatives (including the recent sale of our Kidney Care business), and our inability to quickly develop acceptable alternative sources for such supply could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner. Such supply chain issues could also prevent us from satisfying obligations under one or more of our customer contracts or arrangements, which could result in significant failure to supply penalties, which in some instances include contract termination rights or may prevent us from participating in future tenders. We have faced, and may in the future face, difficulties obtaining supplies of key materials, such as electromechanical components, active ingredients for pharmaceuticals and resins, due to supply chain disruptions and global pandemics. Moreover, changes in regulation, world trade policies, international taxes and government-to-government relations and issues with export and import activities could negatively impact our ability to distribute products within a country and across countries. See “Risks Relating to Legal and Regulatory Matters.”
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
Many of our products are difficult to manufacture. This is due to the complex nature of manufacturing devices and pharmaceuticals, including biologics, as well as the strict regulatory regime governing our manufacturing operations. Variations in the manufacturing process may result in production failures, which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue of the type discussed in the “Risk Factors” section.
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
Some of our products are manufactured at a single manufacturing facility or stored at a single storage site. Additionally, some of our manufacturing facilities are located in the same geographic area. Loss or damage to, or closure of, a manufacturing facility or storage site due to a natural disaster, such as we experienced as a result of Hurricane Helene, war, acts of terrorism or otherwise has adversely affected, and could in the future adversely affect, our ability to manufacture sufficient quantities of key products or deliver products to meet customer demand or contractual requirements, which has resulted, and may in the future result, in a loss of revenue and other adverse business consequences, including those identified in the paragraphs above. We may be unable to transfer manufacturing of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for several reasons, including a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of FDA or other governmental regulatory bodies. Such an event could materially negatively impact our business, results of operations, financial condition and cash flows.
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
For example, in September 2024, Hurricane Helene brought unprecedented rain and extensive flooding to Western North Carolina, which impacted our North Cove facility. We temporarily closed our North Cove facility to undertake remediation efforts, some of which remain ongoing. Further, in 2021, our facility in Mountain Home, Arkansas entered into a Consent Administrative Order with the Arkansas Division of Environmental Quality relating to certain air emissions control technology used to reduce ethylene oxide emissions from sterilization equipment. These and other events or disruptions of manufacturing or sterilization processes that we or third parties may experience, whether due to a lack of capacity, environmental, regulatory or compliance issues (including evolving regulatory requirements), catastrophic events or otherwise, have resulted in, and could in the future result in, product shortage, unanticipated costs, loss of revenues, operational restrictions, additional capital expenditure requirements, litigation and damage to our reputation, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Breaches and breakdowns affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position.
We rely upon information technology systems and infrastructure, including services provided by our partners and third parties, to support our business, facilities, products and customers. For example, we routinely rely on technology systems and infrastructure in the collection, use, storage and transfer, disclosure and other processing of voluminous amounts of protected information, including personal data, protected health information, and sensitive data (of patients, employees, customers and third parties) as well as confidential, business, financial, and other sensitive information (collectively, Protected Information). We also rely on systems for our business model, including product development, manufacturing, order management, distribution, customer service, regulatory compliance and various other matters. Certain of our products and systems collect Protected Information regarding patients and their therapies and some are internet enabled or connect to our systems for maintenance and other purposes. The acquisition of Hillrom in December 2021 meaningfully increased the number of these products and systems within our portfolio. Some of our products connect to the internet, hospital networks, electronic medical record systems or electronic health record systems. Further, we expect that the breadth and complexity of our information and technology systems and infrastructure will increase as we expand our product offerings to utilize and generate data analytics and potentially artificial intelligence (AI) (which create emerging enterprise risks, including cybersecurity, monitoring, and oversight). See “Risks Relating to Our Operations – Incorporating artificial intelligence, machine learning and other emerging technologies into our products, services and operations may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business, financial condition or results of operations”. The continuing evolution of technology we use, including cloud-based computing and data hosting as well as AI, and reliance on third parties and Software as a Service solutions, whom may also use cloud-based computing and data hosting or AI tools, create additional opportunities for the unintentional, intentional, unauthorized or unlawful disclosure, exposure, dissemination, loss, alteration, access or destruction of Protected Information stored or processed in our devices, systems, servers, infrastructure and products (collectively, Technology). Security threats, including cyber and other attacks, have become very sophisticated, frequent and adaptive.
Our Technology is vulnerable to breakdown, interruption, cyber and other security attacks, system malfunction, unauthorized access, inadvertent exposure or disclosure of information, theft and other events and requires at times requires the manual application of security upgrades or patches on each machine or device that utilizes the Technology. Third-party systems and solutions that we rely upon are also vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems and products. Any such vulnerability could compromise our Technology and could expose Protected Information to unauthorized third parties and/or cause temporary or permanent loss or unavailability of such Protected Information. In addition, our Technology may cause product functionality issues that could result in risk to patient safety, field actions or product recalls. We, like other global companies, have experienced cyber incidents in the past (including ones related to the unauthorized access to or disclosure of data), and may experience them in the future. These events have exposed and may continue to expose vulnerabilities in our information technology systems. There is no assurance that our investments in the protection of data and Technology (i) have prevented or will prevent future breakdowns, attacks or breaches in our Technology, cyber incidents or other incidents or (ii) ensure compliance with all applicable cybersecurity and privacy laws, regulations and standards, including with respect to third-party service providers that host or process Protected Information on our behalf. Any failure to protect against such incidents or non-compliance with applicable security and privacy laws, regulations and standards could lead to substantial and material regulatory fines and penalties, business disruption, reputational harm, financial loss or litigation, as well as other damages. Misappropriation or other loss of our intellectual property from any of the foregoing may have an adverse effect on our competitive position and may cause us to incur substantial litigation costs. See “Risks Relating to Legal and Regulatory Matters.” As our customers and FDA and other global regulators, including data protection authorities or supervisory bodies, become more sensitive to risks related to cybersecurity, our ability to meet certain information technology safety standards or evolving customer demands could affect our products’ marketability and competitiveness. We could also suffer strained relationships with customers, business partners, physicians and other healthcare professionals, increased costs (for security measures, remediation or otherwise), litigation (including class actions and stockholder derivative actions) or other negative consequences (including a decline in stock price) as a result of breaches, cyber and other security attacks, industrial espionage, ransomware, phishing scams, malware or other cyber incidents, which could compromise our system infrastructure and/or lead to data leakage, including at our third-party providers or other business partners. The insurance we have procured related to cybersecurity risks may not cover a particular cyber incident or such coverage may be insufficient.
In addition, Technology management issues arise from time-to-time as we continue to consolidate and outsource certain information technology support activities and certain computer operations and application support activities as a result of our ongoing business transformation activities and cost saving initiatives.
Additionally, our ongoing integration of Hillrom and the recent sale of our Kidney Care business, as well as a number of our employees having fully remote or hybrid work arrangements expose us to, among other things, heightened risks related to our information technology systems and networks, including cyber attacks, computer viruses, malicious software, security breaches and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. We also face all of the same risks listed above and other heightened risks when acquiring a company, in particular if we need to transition or implement certain processes or controls with the acquired company. For example, as we continue to integrate Hillrom into our business, we have identified certain potential areas of vulnerability as we transition its information technology systems, products and processes to our processes and controls, including with respect to cybersecurity and privacy matters. We are also subject to risks associated with Vantive’s information technology systems, which we will help support during the period of the related transition services agreement. For example, there may be additional risks during the term of such agreement related to data protection, cyber attacks and information technology system provisioning relating to Vantive, its customers and its vendors. While we are working to fully address those vulnerabilities (consistent with our processes and controls), any such vulnerabilities (or any others) if unidentified or unremediated could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Incorporating artificial intelligence, machine learning and other emerging technologies into our products, services and operations may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business, financial condition or results of operations.
We use AI and machine learning (ML) technologies to support our operations and anticipate integrating such technology in select products and services in the future. We further anticipate that AI and ML will become increasingly important to our innovation and competitiveness in the future. However, we face risks and uncertainties related to the development, adoption and use of AI, ML and other emerging technologies, including complying with an increasingly large amount of complex global regulations related specifically to AI and ML.
We may not be able to successfully develop, integrate or deploy AI or ML technologies in our products and services, or we may face delays, increased costs or technical difficulties in doing so. We may also encounter difficulties in obtaining or maintaining the necessary regulatory approvals or clearances for these products and services, or face increased scrutiny or liability from regulators, customers, or other stakeholders regarding the safety, effectiveness, accuracy, reliability, security or ethical implications of such technology. We also may have more difficulty protecting or enforcing our data and intellectual property rights as a result of these technologies, and there may be a risk of infringing on the intellectual property rights of others which could lead to litigation, arbitration or other disputes over the ownership, validity, scope or enforcement of our or others’ patents, trademarks, copyrights, trade secrets or other proprietary rights related to AI and ML technologies. Such disputes could be costly, time-consuming and disruptive to our business. See “Risks Relating to Legal and Regulatory Matters – If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged”
We may experience breaches, failures or disruptions of information technology systems or products (whether ours or those of third parties on which we rely) that use or rely on AI, ML or emerging technologies We have also experienced and may experience in the future unauthorized or unlawful access, use, disclosure, alteration or destruction of the data or information that we collect, store, process or transmit for our applications, including data or information provided to us by third parties. These events could result from cyber attacks, human error, natural disasters, power outages, sabotage or other causes, and could compromise the confidentiality, integrity or availability of our or our customers' data or information, or the functionality or performance of our AI and ML-enabled products and services. These events could result in loss of customer confidence, reputational harm, regulatory investigations or actions, legal claims or liabilities, remediation costs or other negative consequences.
Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations, financial condition and cash flows.
The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as water scarcity, rising sea levels or frequency and severity of extreme weather conditions, including natural disasters such as hurricanes, cyclones and typhoons), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (including due to regulatory or technology changes), shifts in market trends (for example if customers increasingly prioritize purchasing products that are sustainably made and that can be reused or recycled) and other adverse effects. Such impacts, such as damage to manufacturing facilities (including as a result of Hurricane Helene), local infrastructure and utilities have disrupted, and may in the future disrupt, our supply chain and manufacturing operations by adversely affecting our ability to procure goods or services required for the operation of our business at the quantities and levels we require due to impairment of the availability and increases in the cost of certain products, materials, commodities and energy. For example, material or sustained increases in the price of oil have had an adverse impact on the cost of many of the plastic materials or resins we use to make and package our products, as well as our transportation/freight costs. Further, the impacts of climate change, particularly severe weather events and droughts, may have negatively impacted, and may in the future negatively impact, our ability to obtain material energy and water sources and other resources, including employee availability and access to shipping routes. Any of these outcomes may, in turn, result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences, such as a decline in stock price. Further, any perceived increase in the potential of severe weather events and business interruption may put an upward pressure on the cost of our risk insurance premiums, which could adversely impact our business, results of operations, financial condition and cash flows.
In addition, the increasing concern over climate change has resulted in, and may continue to result in, more local, state, regional, federal and global legal and regulatory requirements relating to climate change, including regulating greenhouse gas emissions and related reporting requirements (and the establishment of enhanced internal processes or systems to track them), alternative energy policies and sustainability initiatives. Legislation and regulations have been, and may continue to be, enacted and promulgated in the United States, United Kingdom, EU or in any other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations (as a result of our publicly disclosed corporate responsibility (CR) goals or otherwise), we may experience disruptions in, or increases in the costs associated with research, development, sourcing, manufacturing and distributing our products. Additionally, rising climate change concerns have led to, and could continue to lead to, additional regulation that could increase our compliance costs. As a result, any such regulatory changes could have a significant adverse effect on our business, financial condition, result of operations and cash flows.
Furthermore, companies across all industries are facing increasing scrutiny from investors, regulators, and other stakeholders related to their CR commitments, performance, and disclosures, including those related to climate change, social matters, and governance standards. See “Risks Relating to Our Operations – Our commitments, goals and disclosures related to corporate responsibility matters, and the perception of our activities in these areas, may adversely impact the company, including reputational harm.”
Our commitments, goals and disclosures related to corporate responsibility matters, and the perception of our activities in these areas, may adversely impact us, including through reputational harm.
Governmental authorities, investors, customers, employees, certain institutional investors, lenders and other stakeholders are increasingly focused on CR commitments, practices, performance and disclosures, and in recent years have placed increasing importance on social costs and related implications of their investments. Our CR goals, some of which may be reset or reframed or reset in connection with the issuance of our 2024 Corporate Responsibility Report or otherwise, reflect our current plans and aspirations and are not guarantees that we will be able to achieve them.
We risk negative stockholder reaction, as well as damage to our brand and reputation and other potential costs, if we fail to meet our goals and initiatives, if we fail to accurately measure or report our progress with respect to our goals and initiatives or if we are perceived to not be acting responsibly in key CR areas, including product quality and safety, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. Responding to these CR considerations and implementation of our CR goals and initiatives involves risks and uncertainties, requires investments (some of which still need to be funded or identified), and depends in part on our relative performance (or perceived performance) against third-parties that is beyond our control.
Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their respective approaches to CR matters, which are increasingly being employed by investors, lenders, and customers to inform their investment, financing, or purchasing decisions. A failure to adequately meet stakeholder expectations, which may differ or conflict, may result in the loss of business, reputational impacts, diluted market valuation, an inability to attract customers, and an inability to attract and retain talent.
In addition, some stakeholders may disagree with our CR goals and initiatives. If we do not meet the evolving and varied CR expectations of our investors, customers, employees and other stakeholders, we could experience reduced demand for our products, loss of customers and employees and suffer other negative impacts to our business and results of operations.
We are subject to risks associated with doing business globally.
Our operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials and component parts, changes in taxation, tariffs, sanctions, embargos, export control restrictions, changes in or violations of U.S. or local laws, dependence on a few government entities as customers, pricing restrictions, economic and political instability, monetary or currency volatility or instability (including as it relates to the U.S. Dollar, the Euro, the Mexican Peso and currencies in emerging market countries), disputes between countries, trade relationships and conflicts, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including natural disaster, pandemic, power loss, cyber attack, data breach, war, terrorism, riot, labor disruption, civil insurrection or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, results of operations, financial condition and cash flows.

The escalating global economic competition and trade tensions among the United States and its trading partners (including China and Russia) could have an adverse effect on our business, results of operations, financial condition and cash flows, and there is risk of additional tariffs and other kinds of restrictions, including in connection with the transition to new political administrations. Tariff exclusions awarded to us by the United States Government require annual renewal, and policies for granting exclusions could shift. The United States and other countries could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to the markets. See also “Risks Relating to Legal and Regulatory Matters—We are subject to a number of laws and regulations, non-compliance with which could adversely affect our business, results of operations, financial condition and cash flows, and we are susceptible to a changing regulatory environment.”
More generally, several governments have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies and greater national production. If such steps triggered retaliation in other markets, such as by restricting access to foreign products by their government-owned healthcare systems, the outcomes could have an adverse effect on our business, results of operations, financial condition and cash flows.
A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Some of our employees both in and outside of the United States work under collective bargaining agreements or national trade union agreements or are subject to works councils. Significant work stoppages as a result of labor disagreements may occur in the future, including as a result of any failure to maintain the collective bargaining agreements we have in place for one of our U.S. manufacturing facilities (which are scheduled to expire in January 2027 and January 2029). Our inability to negotiate satisfactory new agreements or a labor disturbance at any of our manufacturing facilities could have a material adverse effect on our operations.
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
Laws and regulations, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the Healthcare Reform Act), aim to decrease costs through comparative effectiveness research and pilot programs to evaluate alternative payment methodologies. Compliance with these and similar regulations could result in pricing pressure or negatively impact the demand for our products. In a number of situations, even though specific laws and regulations may not directly apply to us, our products must be capable of being used by our customers in a manner that complies with those laws and regulations.
The manufacture, distribution, marketing and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally, and such regulations require that we obtain specific approval, clearance, or certifications from FDA or applicable non-U.S. regulatory authorities or notified bodies before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals, clearances or certifications have had, and could in the future have, an adverse impact on our business, including with respect to our ability to compete in the product markets in which we currently operate. Specific new products must undergo lengthy and rigorous testing and other extensive, costly, and time-consuming procedures mandated by FDA and foreign regulatory authorities. The same testing and procedures sometimes apply to our products that require authorization or renewal or are subject to changes in laws or regulations. For example, our medical devices that are sold or distributed in the EU have to comply with the EU Medical Device Regulation that entered into force in May 2021. This Medical Device Regulation currently provides a staggered phase-in period for manufacturers to comply with related regulations through December 2028. These regulations require companies that wish to manufacture and distribute medical devices in EU member states to meet certain quality system and safety requirements and ongoing product monitoring responsibilities and obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area) for their products. Various penalties exist for non-compliance with the laws implementing the European Medical Device Regulations which, if incurred, could have a material adverse impact on portions of our business, results of operations, financial condition and cash flows. Changes to current products may be subject to vigorous review, including FDA 510(k) and other regulatory submissions, and marketing authorization or the time needed to secure approvals are not certain. We may not be able to obtain such approvals on the timing or conditions we expect, or at all. Our facilities must be registered, approved and/or licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including requirements related to good manufacturing practice and adverse event reporting, has resulted in, and could in the future result in, warning letters, import restrictions, product recalls or seizures, monetary sanctions, reputational damage, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. The failure of our suppliers to comply with applicable regulations could also adversely affect segments of our business as regulatory actions taken by FDA or other regulatory authorities against those manufacturers, or actions we are required to take to comply with regulatory requirements with respect to services and goods furnished by our suppliers, can result in product shortages, recalls or modifications. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. Further, legislation in the European Union is being enacted to require companies to conduct risk assessments on the sustainability practices and procedures of their suppliers and mitigate certain sustainability risks, including the EU Deforestation Regulation and EU Corporate Sustainability Due Diligence Directive. If our suppliers, including those outside of the European Union, are unable or unwilling to comply with the sustainability standards under the legislation, or if we fail to comply with the risk assessment requirements, we may experience an adverse impact on our ability to manufacture or supply certain products as well as increased costs and interruptions in the supply chain. We could be subject to litigation, substantial fines and other damages if we fail to comply with the risk assessment requirements, which could adversely impact our financial condition and results of operations.
Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements (including those resulting from the transition to new political administrations) relating to the materials we import, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports and the nature of materials that can be used in our products, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. For example, the United States has recently enacted and proposed to enact significant new tariffs, including a 25% tariff on imports from Mexico and Canada into the United States. While these tariffs are currently suspended while negotiations take place for a long-term agreement, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries (including China) with respect to trade policies, treaties and tariffs. These developments, or the perception that they could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted countries. Additionally, as we currently have manufacturing operations in Mexico in support of our Healthcare Systems & Technologies and Medical Products & Therapies businesses, a 25% tariff on all imports from Mexico would increase the cost of our products manufactured in Mexico and adversely impact our business, results of operations, financial condition and cash flows.
We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs and any retaliatory counter measures, taxes or other charges or restrictions, requirements as to where raw materials and component parts must be purchased, additional workplace regulations or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Recently imposed or future quotas, duties or tariffs and any retaliatory counter measures may have a material adverse effect on the cost of our products and the related components and raw materials and our ability to sell products and services outside the United States. Future trade agreements or modifications to existing trade agreements could also provide our competitors with an advantage over us, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. The ultimate impact of any tariffs and any retaliatory counter measures will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs. See also “Risks Relating to Our Operations—We are subject to risks associated with doing business globally.”
The sales, marketing and pricing of products and relationships that medical device and pharmaceutical companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare-related laws, as well as competition and export and import laws, is under increased focus by the agencies charged with overseeing such activities. The Department of Justice and the SEC are focused on the enforcement of the U.S. Foreign Corrupt Practices Act ( FCPA), particularly as it relates to the conduct of medical product and pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments are also focused on examining medical product and pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, pricing, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Physician Payments Sunshine Act, are complicated, subject to frequent change and may be violated unknowingly. Compliance with these and similar laws (or failure to comply with these laws) could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, failure to comply with applicable laws or our internal policies has resulted in, and may in the future result in, the departure or termination of key personnel, which has the potential of disrupting our operations or future performance. Furthermore, governments have chosen (as in the case of the Chinese government) or may choose to prioritize anti-corruption efforts in the healthcare sector as part of their law enforcement activities.
We are also subject to environmental laws, which are becoming more stringent throughout the world. For example, the Environmental Protection Agency regulates the use of ethylene oxide for sterilization of medical devices and is increasingly focused on reducing emissions from the ethylene oxide sterilization process, which has increased our costs of operations and necessitated changes to our manufacturing plants and processes. Additionally, the European Economic Area (EEA) has banned the use of Bis(2-ethylhexyl) phthalate (DEHP) in the immediate packaging of medicinal products, unless an authorization is granted. There is no guarantee that we will be able to obtain and maintain such authorization. The EEA is also phasing out the use of DEHP in medical devices by 2030 and is considering imposing restrictions on the use of per- and polyfluoroalkyl substances, and polyvinyl chloride and its additives. Further, the EEA has prohibited the use of desflurane as an inhalation anesthetic by 2026, except in instances where alternatives cannot be used for medical grounds, and this legislation also requires fluorinated gases to be captured. Other governments globally have limited or prohibited, or are considering limiting or prohibiting, the use of certain chemicals, including polyvinyl chloride, diethyl phthalate and DEHP. These regulatory changes could materially adversely impact our ability to manufacture or supply certain products. Moreover, increased regulatory scrutiny around potential impurities, such as nitrosamines, in our products could lead to regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in new product approvals or line extensions or supplemental approvals of current products pending resolution of the issues, and reputational harm, any of which could adversely affect our business. Other environmental laws may have similar consequences for us or our suppliers, or result in liability to us.
Additionally, the U.S. Department of the Treasury’s Office of Foreign Assets Control and the Bureau of Industry and Security at the U.S. Department of Commerce administer laws and regulations that restrict U.S. persons and, in some instances, non- U.S. persons, in conducting activities, transacting business or making investments in certain countries or regions, or with governments, entities and individuals subject to U.S. economic sanctions. From time to time, certain of our subsidiaries have limited business dealings with and/or provide humanitarian donations to jurisdictions subject to sanctions and/or embargoes. These dealings represent an insignificant amount of our combined net sales and income but expose us to an increased risk of operating in these jurisdictions, including foreign exchange risks or restrictions or limitations on our ability to access funds generated in these jurisdictions or the risk of violating applicable sanctions or regulations, which are complex and subject to frequent change.
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
Increasing regulatory focus on privacy, artificial intelligence and cybersecurity issues and expanding laws could impact our business and expose us to increased liability.
As a global company, we are subject to global data privacy, AI and cybersecurity laws, regulations and codes of conduct that apply to our businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements and frameworks in the United States and in other countries that govern not only the collection, use, storage, security, transfer, disclosure and other processing of protected health information and personal and sensitive data, but also the development and use of AI, the sharing of certain data and timely disclosure of cybersecurity incidents. Further, new and emerging digital and technology laws are gradually being implemented globally and have a strong interplay with data, privacy, AI and cybersecurity rules, which contributes to the complexity of the regulatory landscape. In the United States, we are subject to the Health Insurance Portability and Accountability Act, as amended (HIPAA), the Health Information Technology for Economic and Clinical Health Act and the California Consumer Privacy Act (the CCPA) and California Privacy Rights Act as well as other new and emerging state laws. HIPAA imposes stringent data privacy and security requirements, and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. The CCPA provides consumers with a private right of action against companies that have a security breach due to a lack of appropriate security measures. In addition, to the U.S. Department of Health and Human Services and the Federal Trade Commission’s enforcement activity has become more intense, with higher fines, in areas related to heath data that are out of scope of HIPAA. Further, we are, or will be, subject to the EU’s General Data Protection Regulation (the GDPR) the EU Data Act, the Artificial Intelligence Act, and the NIS2 Directive, an EU wide cybersecurity legislation, which became fully in force in 2024. The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance, including heightened fines as compared to prior years. The EU Data Act sets regulatory requirements for data access, sharing, and usage while the AI Act will impose significant obligations on the development and use of AI systems, both of which will impact how we develop medical devices for the EU market. Governmental bodies are increasingly imposing AI related regulation as well as cyber incident disclosure regulations with differing criteria for what incidents must be reported as well as the timelines in which to report them.
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
Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world continue to use various mechanisms to control healthcare expenditures, such as price controls, the formation of public contracting authorities, product formularies, which are lists of recommended or approved products, and competitive tenders, which require the submission of a bid to sell products. Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In much of Europe, Latin America, Asia and Australia, governments provide healthcare at low cost to patients and control their expenditures by various means, such as purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders and limiting reimbursement or patient access to certain products. For example, China has been implementing volume-based procurement policies, a series of centralized reforms being instituted in China on both a national and regional basis that has resulted in significant price cuts for pharmaceuticals and medical consumables. Additionally, austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products. In addition, operations within our Healthcare Systems & Technologies segment increase our exposure to risks related to reimbursement as certain portions of that business directly bill various government agencies.
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
Patent and other proprietary rights are essential to our business. Our success depends to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the United States and in other countries. Our pending patent applications, and any future patent applications, may not result in issued patents, our patents issued or licensed may be challenged or circumvented by competitors, our patents may be found to be invalid or the intellectual property rights of others may prevent us from selling certain products or including key features in our products.
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
Our employees, consultants, parties to collaboration agreements and other business partners are generally subject to confidentiality or similar agreements to protect our confidential and proprietary information. These agreements may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Furthermore, our intellectual property, proprietary technology and sensitive company data is potentially vulnerable to loss, damage and misappropriation from system malfunction, computer viruses and unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events, including events connected with the use of AI and ML technologies. While we have invested to protect our intellectual property, confidential information and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures have prevented or will prevent future breakdowns, breaches, cyber incidents or other events. See “Risks Relating to Our Operations—Breaches and breakdowns affecting our information technology systems or protected information, including from cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position” and “Incorporating artificial intelligence, machine learning and other emerging technologies into our products, services and operations may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business, financial condition or results of operations.” Any of the events referenced above could have a material adverse effect on our reputation, business, results of operations, financial condition and cash flows.
Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results.
Changes to the tax laws in the United States or other countries in which we operate could have an adverse effect on our operating results. For example, the Organization of Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules and ensure a minimal level of taxation, respectively. On December 12, 2022, the EU member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries both within and outside the EU have enacted new laws implementing Pillar Two or have draft legislation proposed for adoption. The OECD continues to release additional guidance on the two-pillar framework. We are continuing to evaluate the potential impact of the Inclusive Framework on future periods, which could have an adverse impact on our effective tax rate, income tax expense and cash flows.
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
We are party to a number of pending lawsuits, settlement discussions, mediations, arbitrations and other disputes, some of which are set forth in Note 8 in Item 8 of this Annual Report on Form 10-K. In addition, in the future we may be party to additional lawsuits, disputes or other matters, including patent, product liability, commercial, employment, and other legal matters that arise in the normal course of our business. These current and future matters may result in a loss of patent protection, reduced net sales, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Given the uncertain nature of litigation and other disputes generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in our current matters. In view of these uncertainties, the outcome of these current matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. The unavailability or inadequacy of third-party insurance coverage for current or future liability claims could increase our potential exposure to unanticipated claims and adverse decisions. Protracted litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, results of operations, financial condition and cash flows. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.
Our Amended and Restated Bylaws could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees.
Our Amended and Restated Bylaws (Bylaws) provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware (or, if no state court located in the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum, to the fullest extent permitted by law, to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of the company to the company or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or these Bylaws, as either may be amended from time to time, or (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or Bylaws or (v) any other action asserting a claim governed by the internal affairs doctrine or that is otherwise an “internal corporate claim” as defined in Section 115 of the Delaware General Corporation Law. Additionally, our Bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.
Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have received notice of and consented to the foregoing provisions of our Bylaws described above. The choice of forum provision may result in increased costs for investors to bring a claim. Further, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees, or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees, or stockholders. Alternatively, if a court were to find the exclusive choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
We assess, identify and manage risks from cybersecurity threats through our Global Cybersecurity and Compliance Program (Cybersecurity Program). Cybersecurity risks identified in the Cybersecurity Program are integrated into our Enterprise Risk Management Program. In addition, the Cybersecurity Program seeks to incorporate consideration of cybersecurity risk into our product development, business strategy, financial planning and capital allocation decisions.
The Cybersecurity Program is currently overseen by the Board of Directors (Board) and is managed by a dedicated Chief Information Security Officer (CISO), who in turn reports to the Chief Information Officer (CIO), who currently reports to the CEO. The CISO's organization has oversight responsibilities for cybersecurity strategy, policy, standards, architecture and processes for the security of our corporate and manufacturing enterprise network, information assets and medical device technologies. Our current CISO has over 20 years of experience in cybersecurity and risk and technology management, and has held numerous positions in the cybersecurity sector, including serving as Global Cyber Risk Officer at another Fortune 500 medical products and equipment company and CISO at other healthcare companies and health care delivery organizations. Our current CIO has over 30 years of experience in information technology and has served in a number of professional services leadership roles, including as CIO over the past 15 years at three companies. The CISO’s organization monitors and manages, and works to identify and assess, cybersecurity risk through various technologies, resources, processes and policies that are updated as necessary to align with the changing threat landscape, our evolving business needs as well as global regulatory requirements. In addition, from time to time, we also utilize external auditors and assessors to help evaluate our Cybersecurity Program, including conducting penetration testing and vulnerability, risk and maturity assessments. We also actively engage with industry experts, regulatory agencies, advocacy groups, industry peers, intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our Cybersecurity Program and to stay abreast of the emerging cybersecurity landscape.
We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce the time it takes to detect a cybersecurity threat and improve our recoverability capabilities. These defenses include the ongoing monitoring of our systems (including with the assistance of third-party vendors), conducting response and recovery exercises with employees and senior management (including our executive officers) to promote awareness of related matters and improve internal processes, and engaging with external cybersecurity rating agencies that assess our cyber risk. In addition, to help promote privacy and security awareness throughout the company, the CISO maintains a Cyber Awareness and Engagement Program. As part of this program, all employees with a Baxter email address receive annual training on the recognition and prevention of cybersecurity threats as well as training on how to report suspicious activity or potential breaches through the appropriate channels. Our Cyber Awareness team communicates cybersecurity best practices to our employees through internal communications, including the company intranet, newsletters and global virtual seminars, and also hosts ongoing cybersecurity awareness campaigns, including phishing simulations. Further, our Third-Party Risk Management Program utilizes a managed service that uses a standard framework to help identify, assess and monitor potential cybersecurity risks posed by third parties. Third-party cybersecurity risks (including reputational ones) are assessed by evaluating the third party's security practices (including those associated with data protection), compliance with applicable regulations and planning associated with business continuity and incident detection and response.
The Cybersecurity Program maintains a cybersecurity governance and oversight framework that seeks to drive accountability for all levels of employees, including senior management and executive officers. Cybersecurity matters are generally managed by a combination of working groups that report to the cybersecurity compliance committee and ultimately the cybersecurity executive oversight committee, as appropriate. Our cross functional cybersecurity compliance committee, which is led by the CISO, is composed of members of senior management, including the CIO, and reviews matters such as cybersecurity escalations, critical remediations and disclosure recommendations. The output from the cybersecurity compliance committee meetings is discussed at meetings of Baxter’s cybersecurity executive oversight committee, which is led by the CISO and includes the CIO and other members of management.
In February 2024, we amended the charters of the Audit Committee and Quality and Regulatory Compliance (QRC) Committee of our Board to provide for the realignment of oversight over the company’s innovation strategy and cybersecurity to the full Board, as these responsibilities now sit within the vertically integrated segments and are part of the business strategies themselves. The Board oversees information technology functions generally, including product related cybersecurity matters (which had previously been subject to the oversight of the QRC Committee). The Audit Committee is responsible for the oversight of certain significant cybersecurity incidents, including ones related to our products and services and receives related updates from management on those incidents. Consistent with this oversight responsibility, the Audit Committee is responsible for reviewing proposed disclosures in connection with any material cybersecurity incident consistent with our disclosure obligations under Item 1.05 of Form 8-K. The full Board receives periodic updates on information technology and cybersecurity matters from company management (including the CIO and CISO) and external advisors from time to time and the Audit Committee receives periodic updates (including as part of continuing director education) on the evolving cybersecurity landscape and regulatory reporting requirements.
The CISO maintains and annually updates a Cybersecurity Incident Response Plan which is a guide for our Cyber Security Incident Response Team and business to respond to cybersecurity incidents in a coordinated manner. Additionally, the CISO, in partnership with a third-party consultant, facilitates periodic cyber-crisis tabletop exercises with members of senior management (including our executive officers) to help us prepare for the occurrence of a significant cybersecurity event and our related response activities. Cybersecurity risks and threats, including any previous cybersecurity incidents, have not materially impacted us or our operations to date. However, we cannot provide any assurance that we will not be subject to a material cybersecurity incident in the future. See "Risks Relating to Our Operations—Breaches and breakdowns affecting our information technology systems or protected information, including from cyber security breaches and data leakage, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and competitive position” in Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of cybersecurity-related risks.

Item 2.    Properties.
Our corporate offices are owned and located at One Baxter Parkway, Deerfield, Illinois 60015.
We manage our global operations based on three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. We own or have long-term leases on all of our manufacturing facilities and the location of the principal manufacturing facilities of each of our segments are listed below:

Segments	Location	Owned/Leased
Medical Products & Therapies
	Aibonito, Puerto Rico	Leased
	Alliston, Canada	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Haina, Dominican Republic	Leased
	Hayward, California	Leased
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Jayuya, Puerto Rico	Leased
	Sao Paulo, Brazil	Owned
	North Cove, North Carolina	Owned
	St. Paul, Minnesota	Leased
	Irvine, California	Owned
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Marsa, Malta	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Leased
	Thetford, United Kingdom	Owned
	Tel Aviv, Israel	Leased
	Elstree, United Kingdom	Leased
	Shanghai, China	Owned
	Mountain Home, Arkansas	Owned/Leased (1)

Healthcare Systems & Technologies
	Batesville, Indiana	Owned
	Charleston, South Carolina	Leased
	Milwaukee, Wisconsin	Owned
	St. Paul, Minnesota	Leased
	Skaneateles Falls, New York	Owned
	Suzhou, China	Leased
	Taicang, China	Leased
	Pluvigner, France	Owned
	Saalfeld, Germany	Owned
	Tijuana, Mexico	Leased
	Monterrey, Mexico	Owned
	Luleå, Sweden	Owned

Pharmaceuticals
	Guayama, Puerto Rico	Owned
	Round Lake, Illinois	Owned
	Ahmedabad, India	Owned

(1) Includes both owned and leased facilities
We also own or operate shared distribution facilities throughout the world. In the United States and Puerto Rico, there are five shared distribution facilities with the principal facilities located in Memphis, Tennessee; Cataño, Puerto
Rico; and North Cove, North Carolina. Internationally, we have more than 75 shared distribution facilities located in Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Costa Rica, the Czech Republic, Ecuador, France, Germany, Greece, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Mexico, New Zealand, Panama, Poland, Portugal, Russia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.
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
Item 3.    Legal Proceedings.
Incorporated by reference to Note 8 in Item 8 of this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Information about our Executive Officers
As of February 21, 2025, the following serve as Baxter’s executive officers:
Brent Shafer, age 67, is Chair and Interim Chief Executive Officer. He was appointed to his role on February 3, 2025, in connection with Mr. José Almeida's separation from Baxter. He is the former Chair and Chief Executive Officer of Cerner Corporation (Cerner), a leading provider of various health information technologies, ranging from medical devices to electronic health records to hardware, serving in this role from 2018 to 2021. Prior to Cerner, Mr. Shafer held a number of roles at Philips, including Chief Executive Officer of Philips North America, a leader in diagnostic imaging, image-guided therapy, patient monitoring and health informatics, as well as in consumer health and home care. Mr. Shafer was also the Chief Executive Officer of Philips Home Healthcare Solution business. Before joining Philips, Mr. Shafer was Vice President and General Manager of Hillrom’s Patient Care Environment Division and worked at GE Medical Systems where he served in key positions in sales, marketing, and general management. Mr. Shafer has also held senior roles at Hewlett Packard’s Medical Products Group and Johnson & Johnson. Mr. Shafer currently serves as a director of Tactile Systems Technology, Inc. and Veracyte, Inc.
James Borzi, age 62, is Executive Vice President and Chief Supply Chain Officer. He joined Baxter in August 2020 from GE Healthcare, where he served as Vice President, Chief Supply Chain Officer from 2019 to 2020. Prior to joining GE Healthcare, he served in various manufacturing operations leadership roles at Becton Dickinson, including Executive Vice President of Global Operations and Chief Supply Chain Officer from 2013 to 2019. Earlier in his career, he was Senior Vice President of Operations & Technology at Hydro Aluminum and Executive Vice President of Worldwide Operations at Lennox International. Prior to that, he was the Chief Operating Officer at AEES Inc. and Senior Vice President of Americas Operations at Alcoa Corporation. Mr. Borzi is a senior advisor to the NAI Group, a Pritzker Private Capital company.
Joel T. Grade, age 54, is Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer. Mr. Grade joined Baxter in 2023 as Executive Vice President, Chief Financial Officer. Additionally, he was elected as our interim Chief Accounting Officer and Principal Accounting Officer (CAO) in September 2024 and will cease serving in that interim capacity as of February 21, 2025. Mr. Grade joined Baxter following a 25-year career with Sysco Corporation (Sysco), the world’s global foodservice leader. He most recently served as Sysco’s Executive Vice President, Corporate Development from 2020 to 2023. His previous roles at Sysco included Executive Vice President and Chief Financial Officer from 2015 to 2020, Senior Vice President of Finance and Chief Accounting Officer, and Senior Vice President of foodservice operations. He currently serves as a member of Northwestern University-Kellogg School of Business Financial Network Advisory Board and the Dean’s External Advisory Board of the University of Wisconsin School of Business.
Heather Knight, age 53, is Executive Vice President, Chief Operating Officer and Interim Group President, Medical Products & Therapies. She was appointed to her role on February 3, 2025. Ms. Knight has led our Medical Products & Therapies segment since 2023. From 2021 through 2023, she served as president of our former Americas region and our Acute Therapies, Clinical Nutrition, and Medication Delivery business units. She joined Baxter in 2019 as general manager, U.S. Hospital Products. Throughout her 30-year career in the healthcare industry, Ms. Knight has held numerous roles of increasing leadership in general management, global upstream and commercial capacities at companies including Medtronic plc (Medtronic), Covidien plc, Tyco International plc and Kendall Healthcare

Products Company. Prior to joining Baxter, she most recently served as vice president and general manager in Medtronic's Surgical Innovations business. Ms. Knight earned her bachelor's degree in Biological Sciences from the University of Buffalo and completed the Executive Sales and Management program from the University of Chicago Booth School of Management. Ms. Knight currently serves as a director of Waters Corporation.
Jeanne K. Mason, Ph.D., age 69, is Executive Vice President and Chief Human Resources Officer having served in that capacity since 2006. Ms. Mason joined Baxter in 2006 from GE Insurance Solutions, a primary insurance and reinsurance business, where she was responsible for global human resource functions. Ms. Mason began her career with General Electric (GE) in 1988 after serving with the U.S. General Accounting Office in Washington, D.C. Her GE experience included leadership roles in Europe for GE Information Services and GE Capital Real Estate. She is a member of the Board of Directors of Family Service of Lake County and is a member of the Executive Advisory Council for the Chicago Chapter of National Association of African Americans in Human Resources.
Reazur Rasul, age 48, is Executive Vice President and Group President, Healthcare Systems & Technologies. He was appointed to his current role in 2023 after serving as President of Front Line Care since 2022. Prior to that, Mr. Rasul served as General Manager for the Acute Therapies & Medication Delivery businesses from 2021 to 2022, and General Manager, for the Acute Therapies business from 2017 to 2021. Before joining Baxter in 2017, he worked with Hewlett Packard Enterprise where he was Vice President and General Manager of the Global Cloud infrastructure business. Previously, he worked with GE Healthcare where he held several roles of increasing responsibility in business leadership and strategy, including General Manager of the Global Interventional Cardiology business. Mr. Rasul began his professional career with Toyota Motor Corporation and ultimately held multiple leadership positions in strategy, product development and operations.
David S. Rosenbloom, age 65, is Executive Vice President and General Counsel. Mr. Rosenbloom joined Baxter from McDermott Will & Emery (McDermott), where he served as a partner for 24 years and Global Head of the Litigation Practice Group from 2017 to 2022. Prior to McDermott, he served for eight years in the U.S. Attorney’s Office for the Northern District of Illinois. Mr. Rosenbloom is a member of the Board of the Digestive Health Foundation, which supports research at Northwestern Digestive Health Center, which is part of Northwestern Medicine at Northwestern Memorial Hospital.
Alok Sonig, age 52, is Executive Vice President and Group President, Pharmaceuticals. He was appointed to his role in 2023 after serving as President since 2022. Mr. Sonig joined Baxter in 2022 from Lupin, Inc. (Lupin), where he served as U.S. CEO and Global Head of R&D and Biosimilars from 2018 to 2022. He brings more than 25 years of experience in the life sciences industry. Prior to Lupin, Mr. Sonig served as CEO of Developed Markets (U.S., Canada, Europe, and Japan) at Dr. Reddy’s Laboratories. He also spent more than 15 years at Bristol Myers Squibb, where he held several positions of increasing responsibility in general management, global strategy and marketing. Mr. Sonig is currently a member of the Advisory Boards for the American University, Kogod School of Business, and Sentry Sciences, Inc., and is a member of the Board of the Southern Asian Pharmaceutical Council.
All executive officers hold office until the next annual election of officers or until their respective successors are elected and qualified.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the fourth quarter of 2024, we did not repurchase any shares under this authority. The remaining authorization under this program totaled approximately $1.30 billion at December 31, 2024. This program does not have an expiration date.

Market Information and Holders of our Common Stock
Our common stock is listed on the New York and Chicago stock exchanges. The New York Stock Exchange is the principal market on which our common stock is traded under the symbol “BAX”. As of February 13, 2025, there were 18,094 holders of record of our common stock.
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

EXECUTIVE OVERVIEW
Description of the Company, Recent Strategic Actions and Business Segments
Baxter International Inc. is a global medical technology with approximately 38,000 employees worldwide who are engaged in the development, manufacture and sale of a broad range of products, digital health solutions and therapies used by hospitals, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices and patients at home under physician supervision. Our global footprint and the critical nature of our products and services, which are sold in over 100 countries as of December 31, 2024, after giving effect to the Kidney Care sale, play a key role in expanding access to healthcare in emerging and developed countries.
In mid-2022, our Board of Directors authorized a strategic review of our business portfolio, with the goal of increasing stockholder value. As part of that review process, we identified and evaluated a range of potential strategic actions, including opportunities for sales and other separation transactions. In January 2023, following the completion of that review, we announced a number of planned strategic actions, as discussed below, which are intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value. We completed the last of these strategic actions on January 31, 2025 in connection with the sale of our Kidney Care business.
Sale of Kidney Care Business
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA ) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business, which will be known as Vantive. That business, which is comprised of our Kidney Care segment, provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds currently estimated to be approximately $3.4 billion, subject to certain post-closing adjustments. As of February 21, 2025, we repaid $3.13 billion of short- and long-term indebtedness primarily with the net after-tax cash proceeds from the sale of our Kidney Care business, and we expect to use substantially all of the remaining net after-tax proceeds to continue to repay indebtedness through the second quarter of 2025.
We determined that our Kidney Care business met the criteria to be classified as held-for-sale in August 2024, and we also concluded that it met the conditions to be reported as a discontinued operation at that time. Accordingly, our Kidney Care business is reported in discontinued operations in the accompanying consolidated financial systems, and our prior period results have been adjusted to reflect discontinued operations presentation. The fair value and carrying value of assets held for sale are evaluated each period and a loss on sale is recognized when the fair value less costs to sell are below the carrying value. There has been no loss on sale recognized for the period ending December 31, 2024. We will recognize a gain or loss upon disposition of the business depending on the carrying value at that date, including any tax impacts of the sale, which may be material.
We expect to incur dis-synergies following our sale of our Kidney Care business due to the reduced size of our company and, as a result, we have begun to undertake certain actions (and will need to undertake additional actions) to ensure that our cost structure is appropriate to support our remaining businesses.
See Notes 2 and 6 in Item 8 of this Annual Report on Form 10-K for additional information.
Implementation of New Operating Model and Resulting Segment Change
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this operating model, our business is currently comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. Our segments were changed during the third quarter of 2023 to align with our new operating model.
The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthetics and drug compounding services. Other sales not allocated to a segment primarily include sales of products and services provided directly through certain of our manufacturing facilities and royalty income under a business development arrangement that ended in early 2023 when we acquired the related product rights.
For financial information about our segments, see Note 18 in Item 8 of this Annual Report on Form 10-K.
Sale of BPS Business
On September 29, 2023, we completed the sale of our BPS business and received cash proceeds of $3.96 billion from that transaction. The results of operations and cash flows of our BPS business, including the $2.88 billion pre-tax gain ($2.59 billion net of tax) from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying consolidated financial statements. We used substantially all of the after-tax proceeds from this transaction to repay certain of our debt obligations, including $514 million of commercial paper borrowings and $2.28 billion of long-term debt that we repaid during the fourth quarter of 2023, as well as €750 million of senior notes that we repaid during the second quarter of 2024.
See Notes 2 and 6 in Item 8 of this Annual Report on Form 10-K for additional information.
Financial Results
Our global net sales totaled $10.64 billion in 2024, an increase of 3% over 2023 on a reported basis and 3% on a constant currency basis. International sales totaled $4.79 billion in 2024, an increase of 5% compared to 2023 on a reported basis and 6% on a constant currency basis. Sales in the United States totaled $5.85 billion in 2024, an increase of 1% compared to 2023. Refer to the Net Sales discussion in the Results of Operations section below for more information related to changes in net sales on a constant currency basis.
Net income (loss) attributable to Baxter stockholders totaled $(649) million, or $(1.27) per diluted share, in 2024. Net income (loss) attributable to Baxter stockholders in 2024 included special items which adversely impacted net income (loss) by $2.13 billion, or $4.17 per diluted share. See our special items subsection, in the Results of Operations section below, for information about special items for all periods present.
Net income (loss) from continuing operations totaled $(326) million, or $(0.64) per diluted share, in 2024. Net income (loss) from continuing operations in 2024 included special items which adversely impacted our results by $1.29 billion, or $2.53 per diluted share.
Our financial results included research and development (R&D) expenses totaling $590 million in 2024, which reflects our focus on balancing investments to support our new product pipeline with efforts to optimize overall R&D spending (including with respect to the maintenance of our portfolio).
While have faced and may continue to face operational and global macroeconomic challenges, our financial position remains strong, with operating cash flows from continuing operations totaling $819 million in 2024. We have continued to execute on our disciplined capital allocation framework, as discussed in the "Business Strategy" section in Item 1. Business of this Annual Report on Form 10-K, which is designed to optimize stockholder value creation through reinvestment in our businesses, dividends and share repurchases, as well as acquisitions and other business development initiatives and debt repayments, consistent with our previously stated commitment to achieve our net leverage targets.
Capital expenditures totaled $446 million in 2024 as we continued to invest across our businesses to support future growth, including additional investments in support of new and existing product capacity expansions. Our investments in capital expenditures in 2024 were focused on projects that improve production efficiency, enhance our quality systems and optimize manufacturing capabilities to support our business growth.
We also continued to return value to our stockholders. During 2024, we paid cash dividends to our stockholders totaling $590 million.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, N.C. and disrupted operations at that facility. As we work to fully remediate the facility, we currently expect to incur an estimated $50 million of charges in the first quarter of 2025 primarily consisting of remediation costs, air freight (as we transfer product across our global network in the interest of increasing the availability of intravenous solutions for our customers) and other charges. See Note 1 for further discussion of insurance recoveries related to Hurricane Helene.
Supply Constraints and Global Economic Conditions
In recent years, we have experienced significant challenges to our global supply chain, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), higher transportation costs, adverse impacts from significant weather events (including Hurricane Helene and the flooding of our North Cove facility), elevated inflation levels and interest rates, disruptions to certain ports of call and access to shipping ports around the world, the war in Ukraine, the conflict in the Middle East, and other geopolitical events. While we have seen improvements in the availability of component parts and improved pricing in raw materials and on transportation costs, some of these challenges (including certain of those set forth above as we work to fully remediate our North Cove facility) are expected to have a negative impact on our results of operations in the future.
Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The war in Ukraine, the conflict in the Middle East, other geopolitical events, the sanctions and other measures being imposed in response to these conflicts (and the potential for escalation of these conflicts), recently imposed or future quotas, duties or tariffs and any retaliatory counter measures, and recent political changes to trade policies, have increased the levels of economic and political uncertainty and we continue to closely monitor the developing situations. While we have substantially completed our wind down efforts related to our business in Russia, a significant escalation or expansion of economic disruption or the current scope of the war in Ukraine could have an adverse effect on our operations (including our supply chain) in the region.
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
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations (as described in Item 1, Government Regulation, of this Annual Report on Form 10-K) require that we obtain specific approval from FDA or applicable non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals or clearances (including temporary importation authorizations) could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, FDA in the United States, the EMA and MHRA in Europe, the NMPA in China, and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, pricing, distribution, and post-market surveillance of our products. Our failure to comply with these requirements may subject us to various actions, including warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses, and may have a material adverse impact on our results of operations.
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
Hillrom
In 2021, we acquired Hillrom. In 2024, 2023 and 2022 our Healthcare Systems & Technologies segment (formerly referred to as our Hillrom segment) generated net sales of $2.95 billion, $3.01 billion, and $2.94 billion, respectively. During 2024, we recorded a $425 million goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment. During 2022, we also recognized $2.81 billion of goodwill impairments and $332 million of indefinite-lived intangible asset impairments related to goodwill and trade name intangible assets that arose from the Hillrom acquisition. See Notes 3, 5 and 18 in Item 8 of this Annual Report on Form 10-K for additional information about the Hillrom acquisition, goodwill and intangible asset impairments, and our Healthcare Systems & Technologies segment results, respectively.
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
RESULTS OF OPERATIONS
CONSOLIDATED NET SALES

				Percent change
				At actual currency rates		At constant currency rates [3]
years ended December 31 (in millions)	2024	2023	2022	2024	2023	2024	2023
United States	$5,850	$5,802	$5,769	1%	1%	1%	1%
Emerging markets [1]	1,350	1,343	1,253	1%	7%	3%	8%
Rest of world [2]	3,436	3,215	3,035	7%	6%	7%	6%
Total net sales	$10,636	$10,360	$10,057	3%	3%	3%	3%
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

As set forth above, foreign currency had no material impact on net sales during the year ended December 31, 2024, as compared to the prior year period, primarily due to the strengthening of the U.S. Dollar relative to the Turkish Lira, Japanese Yen, Brazilian Real, Mexican Peso, and the Canadian Dollar, offset by the weakening of the U.S. Dollar relative to the British Pound and Colombian Peso. Foreign currency had no material impact on net sales during the year ended December 31, 2023, as compared to the prior year period, primarily due to the strengthening of the U.S. Dollar relative to the Euro, Turkish Lira, Australian Dollar, Japanese Yen and Chinese Renminbi offset by the weakening of the U.S. Dollar relative to the Mexican Peso and Brazilian Real.

NET SALES BY SEGMENT
Medical Products & Therapies
Our Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products.

			Percent change
years ended December 31 (in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Infusion Therapies & Technologies	$4,103	$3,960	4%	4%
Advanced Surgery	1,104	1,051	5%	6%
Total Medical Product & Therapies net sales	$5,207	$5,011	4%	5%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product & Therapies segment net sales increased 4% for the year ended December 31, 2024, as compared to the prior year period.
Infusion Therapies & Technologies net sales increased 4% for the year ended December 31, 2024, as compared to the prior year period. Sales performance in 2024 primarily reflected growth in Infusion Systems as a result of sales of our Novum IQ large volume infusion and syringe pump in the U.S., and sales of Nutrition product offerings, which was attributable to both pricing initiatives and increased sales volume. In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, N.C. and disrupted operations at that facility. This facility, which manufactures IV Solutions primarily for the U.S. market, was not fully operational for most of the fourth quarter. As a consequence, Hurricane Helene had an estimated $110 million adverse impact on sales, which offset price and underlying volume gains during the year.
Advanced Surgery net sales increased 5% for the year ended December 31, 2024, as compared to the prior year period, driven by growth in hemostats and sealants and was primarily attributable to increased sales volume. Foreign currency exchange rates adversely impacted net sales by 1% for the year ended December 31, 2024, as compared to the prior year period.

			Percent change
years ended December 31 (in millions)	2023	2022	At actual currency rates	At constant currency rates [1]
Infusion Therapies & Technologies	$3,960	$3,817	4%	4%
Advanced Surgery	1,051	998	5%	6%
Total Medical Product & Therapies net sales	$5,011	$4,815	4%	4%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product & Therapies segment net sales increased 4% for the year ended December 31, 2023, as compared to the prior year period.
Infusion Therapies & Technologies net sales increased 4% for the year ended December 31, 2023, as compared to the prior year period. Sales performance in 2023 reflected strong demand for our infusion systems and administration sets, as well as growth in IV solutions and international nutrition compounding, partially offset by lower sales of parenteral nutrition products in the U.S. as compared to the prior year.
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
Healthcare Systems & Technologies
Our Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories.

			Percent change
years ended December 31 (in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$1,814	$1,800	1%	1%
Front Line Care	1,137	1,213	(6)%	(6)%
Total Healthcare Systems & Technologies net sales	$2,951	$3,013	(2)%	(2)%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales decreased 2% for the year ended December 31, 2024, as compared to the prior year period.
Care and Connectivity Solutions net sales increased 1% for the year ended December 31, 2024, driven by increased order volume associated with capital spending in the U.S. as compared to the prior year, partially offset by declines in care communication products driven by the shifting of installations to future periods and lower sales outside of the U.S.
Front Line Care net sales decreased 6% for the year ended December 31, 2024, as compared to the prior year period, primarily driven by a backlog reduction in the prior year period which increased sales in the prior year, reduced demand in the primary care market, lower government orders, certain product exits and select supply constraints impacting product availability. These declines were partially offset by growth in our cardiology products.

			Percent change
years ended December 31 (in millions)	2023	2022	At actual currency rates	At constant currency rates [1]
Care and Connectivity Solutions	$1,800	$1,791	1%	1%
Front Line Care	1,213	1,148	6%	6%
Total Healthcare Systems & Technologies net sales	$3,013	$2,939	3%	3%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales increased 3% for the year ended December 31, 2023, as compared to the prior year period.
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

Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthetics and drug compounding services.

			Percent change
years ended December 31 (in millions)	2024	2023	At actual currency rates	At constant currency rates [1]
Injectables and Anesthesia	$1,373	$1,347	2%	3%
Drug Compounding	1,038	902	15%	15%
Total Pharmaceuticals net sales	$2,411	$2,249	7%	7%
1 Percent change in net sales at constant currency rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Pharmaceuticals segment net sales increased 7% for the year ended December 31, 2024, as compared to the prior year period.
Injectables and Anesthesia net sales increased 2% for the year ended December 31, 2024, as compared to the prior year period, primarily due to growth in our U.S. specialty injectable products, driven by strong sales volume in our core portfolio and recent product launches, partially offset by declines for inhaled anesthetics. Foreign currency exchange rates adversely impacted net sales by 1% for the year ended December 31, 2024, as compared to the prior year period.
Drug Compounding net sales increased 15% for the year ended December 31, 2024, as compared to the prior year period, driven by increased demand for our international pharmacy compounding offerings, due in part, to customer capacity constraints that resulted in increased outsourcing of compounding activities.

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
Other
During the years ended December 31, 2024, 2023 and 2022, we earned $67 million, $87 million and $177 million, respectively, of revenues that were not attributable to our reportable segments. In the current and prior year periods, Other sales primarily represent revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The years ended December 31, 2023 and 2022 also included royalty income under a business development arrangement. The decrease in Other sales for the year ended December 31, 2024 as compared to the prior year period reflects lower contract manufacturing volume. The decrease for the year ended December 31, 2023 as compared to the prior year period was primarily driven by lower contract manufacturing volume and, to a lessor extent, termination of the royalty arrangement following our acquisition of the rights to the underlying product.
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

The following table provides a summary of our special items and the related impact by line item on our consolidated results of operations for 2024, 2023 and 2022.

years ended December 31 (in millions)	2024	2023	2022
Gross Margin
Intangible asset amortization expense	$(419)	$(383)	$(392)
Long-lived asset impairments[1]	—	—	(344)
Business optimization items[2]	(67)	(27)	(16)
Product related items[3]	(15)	—	(44)
Acquisition and integration items[4]	(1)	(1)	(170)
European medical devices regulation[5]	(33)	(41)	(42)
Hurricane Helene costs[6]	(110)	—	—
Total Special Items	$(645)	$(452)	$(1,008)
Impact on Gross Margin Ratio	(6.0 pts)	(4.3 pts)	(10.0 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$206	$207	$287
Business optimization items[2]	65	137	174
Acquisition and integration items[4]	22	18	82
Legal matters[7]	17	15	—
Total Special Items	$310	$377	$543
Impact on SG&A Expense Ratio	2.9 pts	3.6 pts	5.4 pts
R&D Expenses
Business optimization items[2]	$30	$10	$3
Long-lived asset impairments[1]	50	—	—
Total Special Items	$80	$10	$3
Impact on R&D Expense Ratio	0.7 pts	0.1 pts	0.1 pts
Goodwill Impairments
Goodwill impairments[8]	$425	$—	$2,812
Total Special Items	$425	$—	$2,812
Other Operating Expense (Income), Net
Acquisition and integration items[4]	$—	$(19)	$(39)
Legal matters[7]	—	(8)	—
Loss on product divestiture arrangement[9]	—	—	54
Loss on subsidiary liquidation[10]	—	—	21
Total Special Items	$—	$(27)	$36
Other (Income) Expense, Net
Pension curtailment[11]	$—	$—	$(11)
Reclassification of cumulative translation loss to earnings[12]	—	—	65
Investment impairments[13]	—	31	—
Total Special Items	$—	$31	$54
Income Tax Expense (Benefit)
Tax matters[14]	$80	$65	$25
Tax effects of special items[15]	(248)	(226)	(375)
Total Special Items	$(168)	$(161)	$(350)
Impact on Effective Tax Rate	(30.3) pts	4.7 pts	(13.6) pts
1Our results in 2024 included a long-lived asset impairment charge of $50 million to reduce the carrying amount of an IPR&D asset to its fair value. Our results in 2022 included long-lived asset impairment charges related to assets acquired in our December 2021 acquisition of Hillrom, comprised of (i) $332 million of indefinite-lived intangible assets and (ii) $12 million of developed technology intangible asset impairments. Refer to Notes 3 and 5 in Item 8 of this Annual Report on Form 10-K for further information regarding the impairments. Long-lived asset impairments presented within this special item do not include impairments of long-lived assets related to restructuring actions, which are presented within the business optimization special item described in footnote 2 below.

2Our results in 2024, 2023 and 2022 were impacted by costs associated with our execution of programs to optimize our organization and cost structure. In 2024, these restructuring and other business optimization costs included costs primarily related to initiatives to reduce our cost structure following the sale of our Kidney Care segment, initiatives within our Healthcare Systems & Technologies segment including the discontinuance of a product line and rationalization of certain other manufacturing and distribution facilities. In 2023 and 2022, these restructuring and other business optimization costs included actions related to our implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities, and our ongoing integration of Hillrom. Our results in 2024 and 2023 and 2021 included business optimization charges of $162 million, $174 million, $193 million, respectively. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for further information regarding these charges and related liabilities.
3Our results in 2024 included charges of $15 million, comprised of (i) $12 million related to warranty and remediation activities arising from field corrective actions on Healthcare Systems & Technologies products and (ii) $3 million related to a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022. Our results in 2022 included charges of $44 million related to warranty and remediation activities arising from two field corrective actions on certain of our infusion pumps.
4Our results in 2024 included $23 million of integration costs which primarily reflected third-party consulting costs related to our integration of Hillrom. Our results in 2023 included $19 million of integration-related costs, primarily related to our integration of Hillrom, offset by a $19 million benefit from changes in the estimated fair values of contingent consideration liabilities. Our results in 2022 included $213 million of acquisition and integration-related items, which reflected $93 million of integration-related costs and $159 million of incremental cost of sales from the fair value step-ups on acquired Hillrom inventory that was sold in 2022, partially offset by a $39 million benefit from changes in the estimated fair value of contingent consideration liabilities. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for further information regarding business and asset acquisitions.
5Our results in 2024, 2023 and 2022 included $33 million, $41 million and $42 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
6Our results in 2024 included pre-tax net charges of $110 million related damages caused by Hurricane Helene. This amount consisted of $44 million related to the write-off of damaged inventory and fixed assets, as well as $317 million of remediation, idle facility, air freight and other costs, partially offset by $251 million of insurance recoveries. Refer to Note 1 in Item 8 of this Annual Report on Form 10-K for further information.
7Our results in 2024 included charges of $17 million related to environmental reserves for remediation actions associated with historic operations at certain of our facilities. Our results in 2023 included $7 million of net costs from certain legal matters. These costs included $13 million, including related legal fees, related to matters involving alleged violations of the False Claims Act related to a now-discontinued legacy Hillrom sales line and alleged injury from environmental exposure, partially offset by $6 million of proceeds received, net of related legal fees, from a settlement related to an intellectual property dispute.
8Our results in 2024 included a goodwill impairment charge of $425 million related to the Front Line Care reporting unit within our Health Care Systems & Technologies segment. Our results in 2022 included goodwill impairment charges of $2.81 billion related to reporting units within our Health Care Systems & Technologies segment. Refer to Notes 3 and 5 in Item 8 of this Annual Report on Form 10-K for further information regarding these goodwill impairments.
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
13Our results in 2023 included $31 million of net pre-tax losses from non-marketable investments in several early-stage companies, consisting of $34 million of noncash impairment write-downs, partially offset by a $3 million gain from the sale of an investment.
14Our results in 2024 included a $80 million net income tax expense consisting of a $28 million valuation allowance recorded to reduce the carrying amount of tax attribute carryforwards in the U.S., $22 million of net income tax costs on internal reorganization transactions related to the sale of our Kidney Care segment, a $17 million income tax expense related to legislative changes under Internal Revenue Code of 1986 (IRC) Section 987 (which is the exchange gain or loss on foreign branch remittances in the U.S., effective in 2024), and a $13 million net revaluation of the Swiss basis step-up deferred tax asset and related valuation allowance that arose from Swiss tax reform legislation in 2019 that was partially offset by a decrease in such valuation allowance to reflect our current estimate of recoverability of the basis step-up deferred tax asset. Our results in 2023 included a $14 million income tax expense from separation related income tax costs associated with the sale of our BPS business, and a $9 million valuation allowance to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax reform legislation to reflect our current estimate of its recoverability with the remaining tax expense related to the tax effects of other special items. Our results in 2022 included a $25 million valuation allowance to reduce the carrying amount of a deferred tax asset for a tax basis step-up related to previously enacted Swiss tax reform legislation to reflect our current estimate of its recoverability.
15This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
COSTS AND EXPENSES

Gross Margin and Expense Ratios

							2024		2023
years ended December 31	2024	% of net sales	2023	% of net sales	2022	% of net sales	$ change	% change	$ change	% change
Gross margin	$3,984	37.5%	$4,150	40.1%	$3,549	35.3%	$(166)	(4.0)%	$601	16.9%
SG&A	$2,967	27.9%	$2,953	28.5%	$3,097	30.8%	$14	0.5%	$(144)	(4.6)%
R&D	$590	5.5%	$518	5.0%	$450	4.5%	$72	13.9%	$68	15.1%
Gross Margin
The gross margin ratio was 37.5%, 40.1% and 35.3% for the years ended 2024, 2023 and 2022, respectively. The special items identified earlier in this section had an unfavorable impact on gross margin ratio of 6.0, 4.3, and 10.0 percentage points in 2024. 2023, and 2022, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the gross margin ratio decreased 0.9 percentage points in 2024 compared to 2023 and decreased 0.9 percentage points in 2023 compared to 2022. The decrease in 2024 was driven by an unfavorable product mix, partially offset by initiatives to reduce our manufacturing and supply chain costs. The decrease in 2023 was primarily due to the adverse cost impacts of raw materials inflation driving higher manufacturing costs and higher bonus accruals under our annual employee incentive compensation plans, partially offset by manufacturing initiatives.
SG&A
The SG&A expense ratio was 27.9%, 28.5% and 30.8% for the years ended 2024, 2023 and 2022, respectively. The special items identified earlier in this section had an unfavorable impact on the SG&A expense ratio of 2.9, 3.6 and 5.4 percentage points in 2024, 2023 and 2022, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the SG&A expense ratio increased 0.1 percentage points in 2024 compared to 2023 and decreased 0.5 percentage points in 2023 compared to 2022. The increase in 2024 was primarily due to higher corporate function costs and annual compensation increases, partially offset by lower accruals under our annual employee incentive compensation plans. The decrease in 2023 was primarily due to savings from restructuring actions implemented in recent periods, partially offset by higher bonus accruals under our annual employee incentive compensation plans.
R&D
The R&D expense ratio was 5.5%, 5.0% and 4.5% for the years ended 2024, 2023 and 2022, respectively. The special items identified earlier in this section had an unfavorable impact on the R&D expense ratio of 0.7 percentage points in 2024, and 0.1 percentage points both in 2023 and 2022. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the R&D expense ratio decreased 0.1 percentage points in 2024 compared to 2023 and increased 0.5 basis points in 2023 compared to 2022. The decrease in 2024 was driven by lower bonus accruals under our annual employee incentive compensation plans. The increase in 2023 reflected higher outbound freight costs.
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
We incurred restructuring charges of $162 million, $174 million and $193 million in 2024, 2023 and 2022, respectively. In 2024, $45 million of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment. In addition, $46 million of the restructuring charges were related to business optimization initiatives within our Healthcare Systems & Technologies segment. These charges included $21 million of long-lived asset impairment charges, $9 million of other asset write-downs related to inventory and $2 million of employee termination costs related to our decision to discontinue a product line. Additionally, these charges included $14 million of employee termination costs related to other business optimization initiatives within this segment. In 2023, $81 million of the restructuring charges, consisting of employee termination costs, were related to the implementation of our new operating model intended to streamline our operations. In 2022, $85 million restructuring charges were related to integration activities for the Hillrom acquisition, consisting of $55 million of employee termination costs, $22 million of contract terminations and other costs and $8 million of asset impairments.
We currently expect to incur additional pre-tax cash costs, primarily related to the implementation of business optimization programs, of approximately $4 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies expected to arise as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 12 in Item 8 of this Annual Report on Form 10-K for additional information regarding our business optimization programs.
Goodwill Impairments
We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize a goodwill impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value.
In connection with our annual goodwill impairment assessment in the fourth quarter of 2024, we recorded a $425 million goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment. The reduction in value was primarily due to lower forecasted operating results and a lower terminal growth rate utilized in valuing this reporting unit which contributed to reduced expected future cash flows, as well as lower earnings multiples. The fair value of the Front Line Care reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair values of our reporting units generally include revenue growth rates, forecasted earnings before income, taxes, depreciation and amortization (EBITDA) margins, discount rates, terminal growth rates and earnings multiples. The discounted cash flow model used to determine the fair value of our Front Line Care reporting unit reflected our most recent cash flow projections, a discount rate of 9.5% and a terminal growth rate of 3.25%. Our reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs. As of December 31, 2024, the carrying amount of goodwill for our Front Line Care reporting unit was $1.99 billion. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their carrying amounts. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for additional information regarding this goodwill impairment charge.
We acquired Hillrom on December 13, 2021 and recognized $6.83 billion of goodwill and $6.03 billion of other intangible assets, including $1.91 billion of indefinite-lived intangible assets, in connection with that acquisition. During the third quarter of 2022, we performed trigger-based impairment tests for each of the reporting units within our Hillrom segment (currently referred to as our Healthcare Systems & Technologies segment), as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) current macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our three Hillrom reporting units, driven primarily by shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Those goodwill impairment tests resulted in total pre-tax goodwill impairment charges of $2.79 billion in the third quarter of 2022. In connection with our annual goodwill impairment assessment in the fourth quarter of 2022, we performed quantitative impairment tests for all our reporting units and recorded an additional $27 million goodwill impairment related to our Global Surgical Solutions reporting unit (now combined with our previous Patient Support Systems reporting unit in our Care and Connectivity

Solutions reporting unit). Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for additional information regarding these goodwill impairment charges.
Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill impairment charges in future periods and such charges could be material to our results of operations. For further discussion, refer to Item 1A. Risk Factors of this Annual Report on Form 10-K.
Other Operating Expense (Income), Net
Other operating expense (income), net was income of $12 million in 2024, income of $28 million in 2023 and expense of $35 million in 2022. The income in 2024 was comprised of income from transition services arrangements related to the divestiture of our BPS business. In 2023, this amount was comprised of gains from changes in the estimated fair value of contingent consideration arrangements and proceeds from a settlement related to an intellectual property dispute. In 2022, we recognized a loss of $54 million under an arrangement to divest certain product rights for an amount that was less than our cost of those product rights, which was triggered by U.S. and European Union regulatory approvals of the related products. Refer to Note 3 in Item 8 of this Annual Report on Form 10-K for further information about the related transactions. Additionally, we recognized a loss of $21 million related to the deconsolidation of a foreign subsidiary, including the derecognition of a related noncontrolling interest, upon its liquidation in December 2022 that was completed in connection with our legal entity rationalization activities. Those losses were partially offset by gains of $39 million from net decreases in the estimated fair values of contingent consideration liabilities.
Interest Expense, Net
Interest expense, net was $341 million, $439 million and $394 million in 2024, 2023 and 2022, respectively. The decrease in 2024 was driven by debt repayments in the fourth quarter of 2023 and, to a lesser extent, higher interest income due to a higher average cash balance and higher interest rates during the current year period. The increase in 2023 was driven by higher interest rates on our floating rate debt, partially offset by net repayments in the current year periods and higher interest income in 2023.
We expect that our net interest expense will decrease in future periods as a result of debt repayments during the fourth quarter of 2024 and debt repayments during the first quarter of 2025 using the proceeds we received from the recent sale of our Kidney Care business. Refer to Note 6 in Item 8 of this Annual Report on Form 10-K for a summary of the components of interest expense, net for 2024, 2023 and 2022.
Other (Income) Expense, Net
Other (income) expense, net was income of $38 million, expense of $26 million and expense of $9 million in 2024, 2023 and 2022, respectively. The net income in 2024 was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses. The net expense in 2023 was primarily driven by foreign exchange losses, non-marketable investment impairments, partially offset by pension and postretirement benefits. The net expense in 2022 was primarily due to the reclassification of a cumulative translation loss from accumulated other comprehensive income (loss) to earnings due to the substantial liquidation of our operations in Argentina, partially offset by pension and OPEB benefits, a pension curtailment gain and net increases in the fair value of marketable equity securities.
Income Taxes
Our effective income tax rate was (12.8)%, 25.2% and 4.2% in 2024, 2023 and 2022, respectively. The special items identified above impacted our effective tax rate by (30.3) percentage points, 4.7 percentage points and (13.6) percentage points in 2024, 2023 and 2022, respectively. Refer to the Special Items caption earlier in this section for additional detail. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including tax incentives, foreign rate differences, state income taxes, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, audit developments and legislative changes.
For the year ended December 31, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was adversely impacted by a non-deductible impairment of goodwill, legislative changes under IRC Section 987 (which is the exchange gain or loss on foreign branch remittances in the U.S., effective in 2024), and a net revaluation of the Swiss basis step-up deferred tax asset and related valuation allowance that arose from Swiss tax reform legislation in 2019, partially offset by a favorable geographic earnings mix, a decrease in valuation allowance mainly related to U.S. foreign tax credit carryforward, and a tax benefit related to research and development tax credits.
For the year ended December 31, 2023, the difference between our effective income tax rate and the U.S. federal statutory rate was impacted favorably by geographical earnings mix, a $50 million net tax benefit after related valuation allowances from notional interest deductions received by certain wholly-owned foreign subsidiaries that have financed their operations with equity capital and a $17 million tax benefit related to research and development tax credits, partially offset by tax shortfalls on stock compensation awards.
For the year ended December 31, 2022, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to non-deductible impairments of goodwill acquired in the Hillrom acquisition and valuation allowance increases, including the increase described above related to deferred tax assets from a tax basis step-up related to previously enacted Swiss tax legislation in 2019. Those items were partially offset by a $47 million net tax benefit after related valuation allowances from notional interest deductions.
Our tax provisions for 2024, 2023 and 2022 did not include any significant tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
The Organization of Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) has put forth two proposals—Pillar One and Pillar Two—that (i) revise the existing profit allocation and nexus rules and (ii) ensure a minimal level of taxation, respectively. On December 12, 2022, the EU member states agreed to implement the Inclusive Framework’s global corporate minimum tax rate of 15%, and various countries both within and outside the EU have enacted new laws implementing Pillar Two or have draft legislation proposed for adoption. The OECD continues to release additional guidance on the two-pillar framework, with widespread implementation occurring in 2024. The impact of the Pillar Two legislation on our income tax expense for the year ended December 31, 2024 was $11 million. We are continuing to evaluate the potential impacts of the Inclusive Framework for 2025 and future years, pending legislative adoption by individual countries, which could result in further adverse impacts on our income tax expense and cash flows.
Discontinued Operations
In August 2024, we entered into a definitive agreement to sell our Kidney Care business and its results have been presented as discontinued operations for the years ended December 31, 2024, 2023 and 2022 in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. On September 29, 2023, we completed the sale of our BPS business and its results have been presented as discontinued operations for the years ended December 31, 2023 and 2022 are reported as discontinued operations in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Income (loss) from discontinued operations, net of tax, was $(312) million, $2.48 billion and $692 million in 2024, 2023 and 2022, respectively. The decrease in the current year period was primarily driven by the $2.88 billion pre-tax gain from the sale of the BPS business ($2.59 billion net of tax). Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information.
Net Income (Loss) and Earnings (Loss) per Diluted Share
Net income (loss) for the total company, including discontinued operations, was $(638) million in 2024, $2.66 billion in 2023 and $(2.42) billion in 2022. Diluted earnings (loss) per share for the total company, including discontinued operations, was $(1.27) per share in 2024, $5.23 per share in 2023 and $(4.83) per share in 2022. The significant factors and events causing the net changes from 2023 to 2024 and from 2022 to 2023 are discussed above. Additionally, earnings (loss) per share was positively impacted by the repurchase of 0.5 million shares in 2022 through Rule 10b5-1 purchase plans. Refer to Note 9 in Item 8 of this Annual Report on Form 10-K for further information regarding our stock repurchases.

SEGMENT OPERATING INCOME (LOSS)
The following is a summary of operating income (loss) for our reportable segments.

for the years ended December 31 (in millions)	2024	2023	2022
Medical Products & Therapies	$950	$972	$962
% of Segment Net Sales	18.2%	19.4%	20.0%
Healthcare Systems & Technologies	468	483	494
% of Segment Net Sales	15.9%	16.0%	16.8%
Pharmaceuticals	313	401	391
% of Segment Net Sales	13.0%	17.8%	18.4%
Total reportable segment operating income	1,731	1,856	1,847
Other	18	18	77
Unallocated corporate costs	(275)	(355)	(367)
Intangible asset amortization expense	(625)	(590)	(679)
Business optimization items	(162)	(174)	(193)
European Medical Devices Regulation	(33)	(41)	(42)
Long-lived asset impairments	(50)	—	(344)
Legal matters	(17)	(7)	—
Acquisition and integration items	(23)	—	(213)
Product-related items	(15)	—	(44)
Hurricane Helene Costs	(110)	—	—
Loss on product divestiture arrangement	—	—	(54)
Goodwill impairments	(425)	—	(2,812)
Loss on subsidiary liquidation	—	—	(21)
Total operating income (loss)	14	707	(2,845)
Interest expense, net	341	439	394
Other (income) expense, net	(38)	26	9
Income (loss) from continuing operations before income taxes	$(289)	$242	$(3,248)
Medical Products & Therapies
Segment operating income was $950 million, $972 million and $962 million for the years ended 2024, 2023 and 2022, respectively. Segment operating income decreased in 2024 compared to the prior year due to increased allocations of manufacturing and supply chain overheads, annual compensation increases and higher corporate shared costs, partially offset by higher sales. In addition, we estimate that the North Cove flood resulting from Hurricane Helene had an adverse impact of $60 million on segment operating income in 2024. Segment operating income increased in 2023 compared to the prior year due to the gross profit from higher sales, partially offset by increases in SG&A and R&D expenses.
Healthcare Systems & Technologies
Segment operating income was $468 million, $483 million and $494 million for the years ended 2024, 2023 and 2022, respectively. Segment operating income decreased in 2024 primarily due to decreased gross profit from lower sales. Segment operating income decreased in 2023 primarily due to increased R&D expenses, particularly related to the connected care portfolio.
Pharmaceuticals
Segment operating income was $313 million, $401 million and $391 million for the years ended 2024, 2023 and 2022, respectively. The decreases in segment operating income in 2024 were driven by lower gross margin percentages, primarily driven by the increased cost of certain inventory manufactured by our former BPS business, which includes a third-party mark-up following our divestiture of that business in September 2023, an unfavorable product mix, and increased operating expenses, including marketing-related costs in connection with recent product launches. Segment operating income increased in 2023 primarily due to income from recent product launches, partially offset by a lower gross margin, primarily driven by raw materials inflation, and increased R&D expense.
Other
Other operating income, which represents operating income not attributable to our reportable segments, was $18 million for both the years ended December 31, 2024 and 2023 and $77 million for the year ended December 31, 2022. In the current and prior year periods, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities. Other operating income in 2022 also included royalty income under a business development arrangement. Other operating income in 2024 was flat as compared to the prior year period. The decrease in 2023 as compared to the prior year period reflects the termination of the royalty arrangement following our acquisition of the rights to the underlying product, partially offset by improved gross margins from contract manufacturing.
Unallocated Corporate Costs
Under our new operating model, most global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. With the results of our Kidney Care segment reported in discontinued operations, corporate costs that had previously been allocated to the Kidney Care segment which will not convey with the Kidney Care segment in the sale, are now presented as unallocated corporate costs. Additionally, intangible asset amortization and other special items are not allocated to our segments. Prior to the implementation of our operating model in the third quarter of 2023, more costs were maintained at corporate and were not allocated to our previous segments. Certain of the costs that were previously maintained at corporate under our prior segment structure that are now allocated to our segments include manufacturing variances and centrally managed supply chain costs, certain R&D costs, product category support costs, stock compensation expense, and certain employee benefit plan costs.
LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2024	2023	2022
Cash flows from operations - continuing operations	$819	$1,207	$528
Cash flows from investing activities - continuing operations	(410)	(410)	(624)
Cash flows from financing activities	(1,081)	(3,489)	(1,438)
Cash Flows from Operations — Continuing Operations
In 2024, 2023 and 2022, cash provided by operating activities from continuing operations was $819 million, $1.21 billion and $528 million, respectively.
Operating cash flows from continuing operations in the current year were unfavorably impacted as compared to 2023 due to an increase in our net loss from continuing operations and higher annual payouts under our employee incentive plans, which were determined based on our 2023 performance.
Operating cash flows from continuing operations increased in 2023 compared to 2022 primarily due to a decrease in our net loss from continuing operations, lower annual payouts under our employee incentive compensation plans, which were based on our 2022 results, the timing of accounts payable payments and lower increases in inventory as compared to the prior year.
Cash Flows from Investing Activities
In 2024, cash used for investing activities from continuing operations included capital expenditures of $446 million. In 2023, cash used for investing activities from continuing operations included capital expenditures of $432 million. In 2022, cash used for investing activities from continuing operations included capital expenditures of $377 million and payments for acquisitions and investments of $258 million, primarily related to our acquisition of the rights to Zosyn.
Cash Flows from Financing Activities
In 2024, cash used in financing activities included debt repayments of $2.66 billion, dividend payments of $590 million, partially offset by proceeds from borrowings on our delayed draw term loan of $1.83 billion, an increase in commercial paper borrowings of $296 million, and proceeds from stock issued under employee benefit plans of $71 million.
In 2023, cash used in financing activities included debt repayments of $2.63 billion and dividend payments of $586 million, and a decrease in commercial paper borrowings of $301 million, partially offset by proceeds from stock issued under employee benefit plans of $95 million.
In 2022, cash used in financing activities included debt repayments of $954 million and dividend payments of $573 million, partially offset by receipts from stock issued under employee benefit plans of $127 million and a net increase in commercial paper borrowings of $55 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in 2024 and had $1.30 billion remaining available under this authorization as of December 31, 2024.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of December 31, 2024, we had a U.S. Dollar-denominated term loan credit facility, which had one tranche of term loans outstanding, a U.S. Dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility.
As of December 31, 2024, we had $1.64 billion outstanding under our U.S. Dollar-denominated term loan credit facility that matures in 2026. Borrowings under the term loan credit facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin plus a credit spread adjustment or a “base rate” plus an applicable margin. The term loan credit facility contains various covenants, including a maximum net leverage ratio. We have the option to prepay outstanding amounts under the term loan credit facility in whole or in part at any time. In February 2025, we repaid $1.00 billion under our $1.64 billion five-year term loan facility maturing in 2026.
As of December 31, 2024, our U.S. Dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.00 billion and €200 million, respectively, and there were no borrowings under either of these revolving credit facilities as of December, 31, 2024 or December 31, 2023. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Each of the revolving credit facilities matures in 2026. The revolving credit facilities enable us to borrow funds on an unsecured basis at variable interest rates, and contain various covenants, including a maximum net leverage ratio. Based on our covenant calculations as of December 31, 2024 we have capacity to draw on the full amounts under our revolving credit facilities, less commercial paper borrowings which were $300 million at year-end. Facility fees under the credit facilities were 0.125% annually as of both December 31, 2024 and 2023 and are based on our credit ratings and the total capacity of the revolving credit facility.
On July 17, 2024, we entered into a credit agreement pursuant to which a group of banks provided us with senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("the bridge facility"). Borrowings under the bridge facility were available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the sale of our Kidney Care business. Borrowings under the bridge facility bore interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We also incurred a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks' funding commitments under the bridge facility terminated on December 31, 2024. Outstanding borrowings under the bridge facility were scheduled to mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we were required to use the net cash proceeds from certain transactions (including from the sale of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. The bridge facility contained financial and other covenants, including a net leverage covenant, and provided for customary events of default. In November 2024, we reduced the bridge facility capacity from $2.05 billion to $1.83 billion. Additionally, during the fourth quarter of 2024 we drew on the bridge facility to repay our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024 and the outstanding balance on our three-year term loan facility. There was $1.83 billion outstanding under this bridge facility as of December 31, 2024. In January 2025, we used a portion of the approximately $3.4 billion of net after-tax cash proceeds from the sale of our Kidney Care business to repay the $1.83 billion outstanding under the bridge facility, at which time it was terminated.
In the first quarter of 2024, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility to increase the maximum net leverage ratio covenant for the six fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. In accordance with the terms of the amendment, the capacity under our U.S dollar-denominated revolving credit facility was reduced from $2.50 billion to $2.00 billion on September 30, 2024. As of December 31, 2024, we were in compliance with the financial covenants in these agreements.
Based on our covenant calculations as of December 31, 2024, we have capacity to draw on the full amounts under our revolving credit facilities, less commercial paper borrowings which were $300 million at year-end. The non-performance of any financial institution supporting either of the revolving credit facilities would reduce the maximum capacity of the revolving credit facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may reduce our ability to draw on our revolving credit facilities.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the revolving credit facilities; however, electing to do so would result in higher interest expense. As of December 31, 2024, we had $300 million of commercial paper outstanding, which were repaid in full in January 2025.
We also maintain other credit arrangements, as described in Note 6 in Item 8 of this Annual Report on Form 10-K.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, including the proceeds from the recently completed sale of our Kidney Care business, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $1.76 billion of cash and cash equivalents as of December 31, 2024, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of December 31, 2024, we had $13.13 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. As of February 21, 2025, we repaid $3.13 billion of short- and long-term indebtedness primarily with the net after-tax cash proceeds from the sale of our Kidney Care business, and we expect to use substantially all of the remaining net after-tax proceeds to continue to repay indebtedness through the second quarter of 2025. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure (including with respect to the potential refinancing of our outstanding indebtedness).
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives and further reduce our debt levels as we take actions consistent with our capital allocation priorities.

Our credit ratings at December 31, 2024 were as follows:

	Standard & Poor’s	Moody’s
Ratings
Senior debt	BBB	Baa2
Short-term debt	A2	P2
Outlook	Negative	Stable
In May 2024, our contract with Fitch expired. In June 2024, Fitch affirmed and withdrew ratings and coverage on us. As a result they no longer maintain ratings on our senior debt or our short-term debt.
Contractual Obligations
As of December 31, 2024, we had contractual obligations, excluding accounts payable and accrued expenses and other current liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	More than one year
Long-term debt and finance lease obligations, including current maturities	$13,180	$2,757	$10,423
Interest on short- and long-term debt and finance lease obligations [1]	2,348	347	2,001
Operating leases	361	93	268
Other non-current liabilities[2]	323	—	323
Purchase obligations[3]	580	159	421
Contractual obligations[2]	$16,792	$3,356	$13,436
1.Interest payments on debt and finance lease obligations are calculated for future periods using interest rates in effect at the end of 2024. Certain of these projected interest payments may differ in the future based on foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2024. Refer to Note 6 and Note 7, respectively, in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments outstanding and finance lease obligations at December 31, 2024.
2.The primary components of other non-current liabilities in our consolidated balance sheet as of December 31, 2024 are pension and other postretirement benefits, deferred tax liabilities, long-term tax liabilities, and litigation and environmental reserves. We projected the timing of the related future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from our estimates.
We contributed $46 million and $27 million to our defined benefit pension plans in 2024 and 2023, respectively. The timing of funding in future periods is uncertain and is dependent on future movements in interest rates, investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes cash outflows related to our pension plans. The amount included within other non-current liabilities (and excluded from the table above) related to our pension plan liabilities was $553 million as of December 31, 2024. We have no obligation to fund our principal plans in the United States in 2025. We continually reassess the amount and timing of any discretionary contributions. In 2025, we expect to make contributions of at least $26 million to our Puerto Rico plan and $7 million to our foreign pension plans. We expect to have net cash outflows relating to our OPEB plans of $16 million in 2025. Additionally, we have excluded long-term tax liabilities, which include liabilities for unrecognized tax positions, and deferred tax liabilities from the table above because we are unable to estimate the timing of the related cash outflows. The amounts of long-term tax liabilities and deferred tax liabilities included within other non-current liabilities (and excluded from the table above) were $94 million and $103 million, respectively, as of December 31, 2024.
3.Includes our significant contractual unconditional purchase obligations. For cancellable agreements, any penalty due upon cancellation is included. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for raw material and component part purchases, utility agreements and service contracts.

Off-Balance Sheet Arrangements
We periodically enter into off-balance sheet arrangements. Certain contingencies arise in the normal course of business and are not recorded in the consolidated balance sheets in accordance with U.S. GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, we may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of our significant off-balance sheet arrangements, refer to Note 3 and Note 8 in Item 8 of this Annual Report on Form 10-K for information regarding joint development and commercialization arrangements, indemnifications and legal contingencies.
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
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Australian Dollar, Canadian Dollar, Chinese Renminbi, Japanese Yen, Mexican Peso, Indian Rupee and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of December 31, 2024 is 11 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of December 31, 2024, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $5 million with respect to those contracts would change by $5 million. A similar analysis performed with respect to contracts outstanding as of December 31, 2023 indicated that, on a pre-tax basis, the net asset balance of $40 million would change by $151 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of December 31, 2024 by replacing the actual exchange rates as of December 31, 2024 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of December 31, 2024, our subsidiary in Turkey had net monetary assets of $27 million.

Interest Rate Risk
We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt that we believe is appropriate at that time. To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. We also periodically use forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt. As of December 31, 2024, there were no interest rate derivative contracts outstanding and we had $3.48 billion of outstanding floating rate debt. A 100 basis point change in interest rates would impact our pre-tax earnings and cash flows by $35 million over a one-year period.
CHANGES IN ACCOUNTING STANDARDS
Refer to Note 1 in Item 8 of this Annual Report on Form 10-K for information on recently adopted accounting pronouncements.
RECENT ACCOUNTING PRONOUNCEMENTS
Recently issued accounting standards not yet adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain expenses on an interim and annual basis in the notes to the financial statements. This standard is effective for annual consolidated financial statements for the year ending December 31, 2027 and for interim periods beginning in 2028. We are currently evaluating the impact of this new standard on our consolidated financial statements.
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
Discount Rate Assumption
Effective for the December 31, 2024 measurement date, we utilized discount rates of 5.72% and 5.55%, respectively, to measure the benefit obligations for our most significant pension and OPEB plans, which cover U.S. and Puerto Rico employees. We used a broad population of approximately 200 Aa-rated corporate bonds as of December 31, 2024 to determine the discount rate assumption. All bonds were denominated in U.S. Dollars, with a minimum amount outstanding of $50 million. This population of bonds was narrowed from a broader universe of approximately 700 Moody’s Aa rated, non-callable (or callable with make-whole provisions) bonds by eliminating the top 10th percentile and bottom 40th percentile to adjust for any pricing anomalies and to represent the bonds we would most likely select if we were to actually annuitize our pension and OPEB plan liabilities. This portfolio of bonds was used to generate a yield curve and associated spot rate curve to discount the projected benefit payments for the U.S. and Puerto Rico plans. The discount rate is the single level rate that produces the same result as the spot rate curve.
For plans in Canada, Japan, the United Kingdom and other European countries, we use a method essentially the same as that described for the U.S. and Puerto Rico plans. For our other international plans, the discount rate is generally determined by reviewing country- and region-specific government and corporate bond interest rates.
To understand the impact of changes in discount rates on pension and OPEB plan cost, we perform a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase in the discount rate, global pre-tax pension and OPEB plan cost would decrease by $3 million, and for each 50 basis point decrease in the discount rate, global pre-tax pension and OPEB plan cost would increase by $1 million.
Return on Plan Assets Assumption
In measuring the net periodic cost for 2024, we used a long-term expected rate of return of 6.75% for our most significant pension plans, which cover U.S. and Puerto Rico employees. This assumption will remain the same in 2025. This assumption is not applicable to our OPEB plan because it is not funded.

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
To understand the impact of changes in the expected asset return assumption on net cost, we perform a sensitivity analysis. Holding all other assumptions constant, for each 50 basis point increase (decrease) in the asset return assumption, global pre-tax pension plan cost would decrease (increase) by approximately $14 million.
Other Assumptions
For the U.S. and Puerto Rico plans, we used the Pri-2012 combined mortality table with improvements projected using the MP-2021 projection scale adjusted to a long-term improvement of 0.8% as of December 31, 2024. For all other pension plans, we utilized country- and region-specific mortality tables to calculate the plans’ benefit obligations. We periodically analyze and update our assumptions concerning demographic factors such as retirement, mortality and turnover, considering historical experience as well as anticipated future trends.
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
Realization of our U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $536 million and $584 million was recognized as of December 31, 2024 and 2023, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration. After evaluating relevant U.S. tax laws, any elections or other opportunities that may be available, and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $131 million and $130 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2024 and 2023, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.

Impairment of Goodwill and Other Long-Lived Assets
Goodwill
Goodwill is initially measured as the excess of the purchase price over the fair value (or other measurement attribute required by U.S. GAAP) of acquired assets and liabilities in a business combination. Management performs an impairment test in the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test. In the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that the reporting unit’s carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
In a quantitative goodwill impairment test, the fair values of our reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in reporting unit fair value measurements generally include revenue growth rates, forecasted EBITDA margins, discount rates, terminal growth rates and earnings multiples. The discounted cash flow models used to determine the fair values of our reporting units during 2024 reflected our most recent cash flow projections, discount rates ranging from 9.0% to 9.5% and terminal growth rates ranging from 3.0% to 3.25%. Each of these inputs can significantly affect the fair values of our reporting units.
Our operating and reportable segments were changed in the third quarter of 2023 to align with our new operating model: Medical Products & Therapies, Healthcare Systems & Technologies (formerly referred to as our Hillrom segment) and Pharmaceuticals. As a result of this segment change, we reallocated the goodwill from our previous Americas, EMEA and APAC segments to the reporting units within our new Medical Products & Therapies and Pharmaceuticals segments based on the relative fair values of those reporting units. We performed impairment tests both before and after the reporting unit change and determined that no goodwill impairment had occurred.
In connection with our annual goodwill impairment assessment in the fourth quarter of 2024, we recorded a $425 million goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment. The reduction in value was primarily due to lower forecasted operating results and a lower terminal growth rate utilized in valuing this reporting unit which contributed to reduced expected future cash flows, as well as lower earnings multiples. The fair value of the Front Line Care reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair values of our reporting units generally include revenue growth rates, forecasted EBITDA margins, discount rates, terminal growth rates and earnings multiples. The discounted cash flow model used to determine the fair value of our Front Line Care reporting unit reflected our most recent cash flow projections, a discount rate of 9.5% and a terminal growth rate of 3.25%. In order to evaluate the sensitivity of the fair value calculations used in the Front Line Care reporting unit goodwill impairment test, we applied a hypothetical 5% decrease to the fair value and compared that hypothetical value to the underlying asset carrying value. The application of a hypothetical 5% decrease in fair value would result in an additional impairment of approximately $200 million. As of December 31, 2024, the carrying amount of goodwill for our Front Line Care reporting unit was $1.99 billion. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their carrying amounts.
We acquired Hillrom on December 13, 2021 and recognized $6.83 billion of goodwill and $6.03 billion of other intangible assets, including $1.91 billion of indefinite-lived intangible assets, in connection with that acquisition. In the second half of 2022, we recognized $2.81 of goodwill impairments related to the reporting units within our Hillrom segment (currently referred to as out Healthcare Systems & Technologies segment). As discussed below, we also recognized impairments of indefinite-lived intangible assets related to that business, consisting primarily of trade names.

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
In a quantitative indefinite-lived intangible asset impairment test, fair values are generally determined based on a discounted cash flow model. Significant assumptions used in valuations of indefinite-lived intangible assets include the forecasted cash flows, discount rates, the assessment of the asset’s life cycle, the stage in completion (for acquired IPR&D intangible assets), royalty rates, terminal growth rates and contributory asset charges. The relief from royalty models used in the determination of the fair values of our trade name intangible assets during 2024 reflected our most recent revenue projections, a discount rate of 9%, a royalty rate of 5% and a terminal growth rate of 3.0%. Each of these factors and assumptions can significantly affect the value of the intangible asset. We tested our indefinite-lived intangible trade name intangible asset for impairment during the fourth quarter of 2024 and determined that no impairment had occurred.
In connection with our annual IPR&D impairment assessment in the fourth quarter of 2024, we recognized a pre-tax impairment charge of $50 million to reduce the carrying amount of an IPR&D asset to its fair value. The reduction in value was primarily due to lower forecasted revenues and margins which contributed to reduced expected future cash flows. The intangible asset impairment charge is classified within research and development expenses in the accompanying consolidated statements of income (loss) for the year ended December 31, 2024. The fair value of the IPR&D asset was determined using the multi-period excess earnings method. Significant assumptions used in the determination of the fair value of the IPR&D asset included forecasted cash flows and the discount rate. The multi-period excess earnings model used in our determination of the fair value of the IPR&D asset reflected our most recent cash flow projections and a discount rate of 11%.
The total carrying amount of our indefinite-lived intangible assets was $787 million as of December 31, 2024, comprised of a trade name intangible asset and IPR&D.
During the fourth quarter of 2023, as a result of an update to our long-term branding strategy, we reclassified two trade name intangible assets with carrying amounts of $870 million and $21 million from indefinite-lived intangible assets to amortizing intangible assets. The estimated useful lives assigned to those assets were 15 years and 5 years, respectively. We performed impairment tests of those intangible assets at the time of the reclassification and determined that no impairment had occurred.
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
Certain statements contained in this Annual Report may constitute “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements by their nature address matters that are uncertain to different degrees. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements may include statements with respect to the anticipated benefits of our recent strategic actions, our ability to successfully integrate acquisitions, the expected growth rates for our segments, accounting estimates and assumptions (including with respect to goodwill and other intangible asset impairments), global economic conditions, litigation-related matters, future regulatory filings (or the withdrawal or resubmission of any pending submissions) and our R&D pipeline (including anticipated product approvals or clearances), sales from new product offerings, credit exposure to foreign governments, the adequacy of cash flows and credit facilities, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, our exposure to financial market volatility and foreign currency, interest rate and credit risks, our net interest expense, the impact of inflation on our business, the impact of any significant new tariffs or changes in trade policies and treaties, the impact of competition, future sales growth, business development activities, cost saving initiatives, future capital and R&D expenditures, future debt issuances and refinancings, the adequacy of tax provisions and reserves, the effective income tax rate, the impacts of severe weather events (including Hurricane Helene) and all other statements that do not relate to historical facts.
These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:
•our ability to achieve the intended benefits of our recent strategic actions, including the sale of our Kidney Care business, and cost saving initiatives;
•our ability to successfully integrate acquisitions, including the acquisition of Hillrom, and the related impact on our organization structure, senior leadership, culture, functional alignment, outsourcing and other areas, our management of resulting related personnel capacity constraints and potential institutional knowledge loss, and our ability to achieve anticipated performance or financial targets and maintain our reputation following integration;
•the impact of global economic conditions (including, among other things, changes in taxation, tariffs, trade policies and treaties, sanctions, embargos, export control restrictions, inflation levels and interest rates, financial market volatility, banking crises, the potential for a recession, the war in Ukraine, the conflict in the Middle East and other geopolitical events and the potential for escalation of these conflicts, the related economic sanctions being imposed globally in response to the conflicts and potential trade wars, global public health crises, pandemics and epidemics, or the anticipation of any of the foregoing, on our operations and our employees, customers, suppliers, and foreign governments in countries in which we operate;
•failure to accurately forecast or achieve our short-and long-term financial performance and goals, market and category growth rates, and related impacts on our liquidity;
•our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds;
•downgrades to our credit ratings or ratings outlooks, or withdrawals by rating agencies from rating us and our indebtedness, and the related impact on our funding costs and liquidity;
•fluctuations in foreign exchange and interest rates;
•the impact of any goodwill, intangible asset, or other long-lived asset impairments on our operating results;
•our ability to finance and develop new products or services, or enhancements thereto, on commercially acceptable terms or at all;
•product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements or the withdrawal or resubmission of any pending applications), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•demand and market acceptance risks for, and competitive pressures related to, new and existing products and services, challenges with accurately predicting changing customer preferences and future expenditures and inventory levels and with being able to monetize new and existing products and services (and to sustain any related price increases), the impact of those products and services on quality and patient safety concerns, and the need for ongoing training and support for our products and services;

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
•future actions of, or failures to act or delays in acting by FDA, the European Medicines Agency, or any other regulatory body or government authority (including the SEC, DOJ, or the Attorney General of any state) that could delay, limit or suspend product development, manufacturing or sale or result in seizures, recalls, injunctions, monetary sanctions or criminal or civil liabilities;
•failures with respect to our quality, compliance or ethics programs;
•loss of key employees, including senior management, the occurrence of labor disruptions (including as a result of labor disagreements under bargaining agreements or national trade union agreements or disputes with works councils) or the inability to attract, develop, retain and engage employees;
•inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization, or supply difficulties, including as a result of natural disaster (such as Hurricane Helene), war, terrorism, global public health crises and epidemics/pandemics, regulatory actions, or otherwise;
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
•ability to effectively develop, integrate or deploy artificial intelligence, machine learning and other emerging technologies into our products, services and operations in a manner that is compliant with existing and emerging regulations;
•the impact of physical effects of climate change, severe storms (including Hurricane Helene) and storm-related events, including our ability to resume production at our North Cove facility to pre-hurricane levels and to complete the remediation;
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
•ability meet evolving and varied corporate responsibility expectations of our stakeholders, including compliance with new and emerging sustainability regulations;
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
•the outcome of pending or future litigation;
•other factors discussed elsewhere in this Annual Report on Form 10-K, including those factors described in Item 1A. Risk Factors, and other filings with the SEC, all of which are available on our website.

Actual results may differ materially from those projected in the forward-looking statements, which are more fully discussed in Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report on Form 10-K. Further, other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement in this Annual Report on Form 10-K speaks only as of the date on which it is made. Except as required by law, we assume no obligation, and expressly disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information or future events.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Incorporated by reference to the section entitled “Financial Instrument Market Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)	2024	2023
Current assets:
Cash and cash equivalents	$1,764	$3,078
Accounts receivable, net of allowance of $71 in 2024 and $62 in 2023	1,679	1,719
Inventories	2,046	1,918
Prepaid expenses and other current assets	753	706
Current assets of discontinued operations	2,611	2,179
Total current assets	8,853	9,600
Property, plant and equipment, net	2,870	2,871
Goodwill	5,275	5,793
Other intangible assets, net	5,223	5,918
Operating lease right-of-use assets	306	336
Other non-current assets	755	809
Non-current assets of discontinued operations	2,500	2,949
Total assets	$25,782	$28,276
Current liabilities:
Short-term debt	$2,126	$—
Current maturities of long-term debt and finance lease obligations	626	2,667
Accounts payable	968	881
Accrued expenses and other current liabilities	1,861	1,915
Current liabilities of discontinued operations	930	1,040
Total current liabilities	6,511	6,503
Long-term debt and finance lease obligations, less current portion	10,374	11,089
Operating lease liabilities	243	265
Other non-current liabilities	1,076	1,400
Non-current liabilities of discontinued operations	554	551
Total liabilities	18,758	19,808
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2024 and 2023	683	683
Common stock in treasury, at cost, 172,567,636 shares in 2024 and 175,861,893 shares in 2023	(11,059)	(11,230)
Additional contributed capital	6,421	6,389
Retained earnings	14,929	16,114
Accumulated other comprehensive income (loss)	(4,010)	(3,554)
Total Baxter stockholders’ equity	6,964	8,402
Noncontrolling interests	60	66
Total equity	7,024	8,468
Total liabilities and equity	$25,782	$28,276
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

years ended December 31 (in millions, except per share data)	2024	2023	2022
Net sales	$10,636	$10,360	$10,057
Cost of sales	6,652	6,210	6,508
Gross margin	3,984	4,150	3,549
Selling, general and administrative expenses	2,967	2,953	3,097
Research and development expenses	590	518	450
Goodwill impairments	425	—	2,812
Other operating expense (income), net	(12)	(28)	35
Operating income (loss)	14	707	(2,845)
Interest expense, net	341	439	394
Other (income) expense, net	(38)	26	9
Income (loss) from continuing operations before income taxes	(289)	242	(3,248)
Income tax (benefit) expense	37	61	(135)
Income (loss) from continuing operations	(326)	181	(3,113)
Income (loss) from discontinued operations, net of tax	(312)	2,482	692
Net income (loss)	(638)	2,663	(2,421)
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	1
Less: Net income attributable to noncontrolling interests included in discontinued operations	11	7	11
Net income (loss) attributable to Baxter stockholders	$(649)	$2,656	$(2,433)
Income (loss) from continuing operations per common share
Basic	$(0.64)	$0.36	$(6.18)
Diluted	$(0.64)	$0.36	$(6.18)
Income (loss) from discontinued operations per common share
Basic	$(0.63)	$4.89	$1.35
Diluted	$(0.63)	$4.87	$1.35
Net Income (loss) per common share
Basic	$(1.27)	$5.25	$(4.83)
Diluted	$(1.27)	$5.23	$(4.83)
Weighted-average number of shares outstanding
Basic	510	506	504
Diluted	510	508	504
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

years ended December 31 (in millions)	2024	2023	2022
Income (loss) from continuing operations	$(326)	$181	$(3,113)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $1 in 2024, ($26) in 2023 and $35 in 2022	(648)	301	(647)
Pension and other postretirement benefit plans, net of tax expense of $(6) in 2024, $(25) in 2023 and $10 in 2022	(19)	(92)	(39)
Hedging activities, net of tax expense (benefit) of $3 in 2024, zero in 2023 and $2 in 2022	12	(1)	7
Available-for-sale debt securities, net of tax expense of zero in 2024 and 2023 and $1 in $2 in 2022	—	—	3
Total other comprehensive income (loss) from continuing operations, net of tax	(655)	208	(676)
Comprehensive income (loss) from continuing operations	(981)	389	(3,789)
Income (loss) from discontinued operations, net of tax	(312)	2,482	692
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of $(7) in 2024, $8 in 2023 and $6 in 2022	187	97	168
Pension and other postretirement benefit plans, net of tax expense of $3 in 2024, $(2) in 2023 and $2 in 2022	(4)	(29)	55
Total other comprehensive income from discontinued operations	183	68	223
Comprehensive income (loss) from discontinued operations	(129)	2,550	915
Comprehensive income (loss)	(1,110)	2,939	(2,874)
Less: Net income attributable to noncontrolling interests	11	7	12
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(16)	(3)	(5)
Comprehensive income (loss) attributable to Baxter stockholders	$(1,105)	$2,935	$(2,881)
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baxter International Inc. stockholders' equity
(in millions)	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	683	$683	182	$(11,488)	$6,197	$17,065	$(3,380)	$9,077	$44	$9,121
Net income (loss)	—	—	—	—	—	(2,433)	—	(2,433)	12	(2,421)
Other comprehensive income (loss)	—	—	—	—	—	—	(453)	(453)	(5)	(458)
Purchases of treasury stock	—	—	—	(32)	—	—	—	(32)	—	(32)
Stock issued under employee benefit plans and other	—	—	(3)	131	125	—	—	256	—	256
Dividends declared on common stock	—	—	—	—	—	(582)	—	(582)	—	(582)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	11	11
Balance as of December 31, 2022	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net income (loss)	—	—	—	—	—	2,656	—	2,656	7	2,663
Other comprehensive income (loss)	—	—	—	—	—	—	279	279	(3)	276
Stock issued under employee benefit plans and other	—	—	(3)	159	67	—	—	226	—	226
Dividends declared on common stock	—	—	—	—	—	(592)	—	(592)	—	(592)
Balance as of December 31, 2023	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
Net income (loss)	—	—	—	—	—	(649)	—	(649)	11	(638)
Other comprehensive income (loss)	—	—	—	—	—	—	(456)	(456)	(16)	(472)
Stock issued under employee benefit plans and other	—	—	(3)	171	32	—	—	203	—	203
Dividends declared on common stock	—	—	—	—	—	(536)	—	(536)	—	(536)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2024	683	$683	173	$(11,059)	$6,421	$14,929	$(4,010)	$6,964	$60	$7,024
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions)	2024	2023	2022
Cash flows from operations
Net income (loss)	$(638)	$2,663	$(2,421)
Less: Income (loss) from discontinued operations, net of tax	(312)	2,482	692
Income (loss) from continuing operations	(326)	181	(3,113)
Adjustments to reconcile net income (loss) to cash flows from operations:
Depreciation and amortization	997	984	1,072
Pension settlement and curtailment (gains) losses	—	1	(12)
Net periodic pension and other postretirement costs	(28)	(29)	42
Deferred income taxes	(262)	(256)	(260)
Stock compensation	114	115	140
Goodwill impairments	425	—	2,812
Intangible asset impairments	50	—	344
Other long-lived asset impairments	44	(11)	9
Loss on product divestiture arrangement	—	—	54
Reclassification of cumulative translation loss to earnings	—	—	65
Loss on subsidiary liquidation	—	—	21
Other	41	61	(40)
Changes in balance sheet items:
Accounts receivable, net	(35)	(38)	(48)
Inventories	(201)	(128)	(198)
Prepaid expenses and other current assets	(125)	(45)	(44)
Accounts payable	112	92	(67)
Accrued expenses and other current liabilities	44	293	(158)
Other	(31)	(13)	(91)
Cash flows from operations – continuing operations	819	1,207	528
Cash flows from operations – discontinued operations	200	519	683
Cash flows from operations	1,019	1,726	1,211
Cash flows from investing activities
Capital expenditures	(446)	(432)	(377)
Acquisitions of developed technology and investments	(14)	(4)	(258)
Proceeds from sale of marketable equity securities	34	—	—
Other investing activities, net	16	26	11
Cash flows from investing activities - continuing operations	(410)	(410)	(624)
Cash flows from investing activities - discontinued operations	(216)	3,623	(307)
Cash flows from investing activities	(626)	3,213	(931)
Cash flows from financing activities
Increase in short term debt	1,830	—	—
Repayments of debt	(2,657)	(2,634)	(954)
Net (decreases) increases in debt with original maturities of three months or less	296	(301)	55
Cash dividends on common stock	(590)	(586)	(573)
Proceeds from stock issued under employee benefit plans	71	95	127
Purchases of treasury stock	—	—	(32)
Other financing activities, net	(31)	(63)	(61)
Cash flows from financing activities	(1,081)	(3,489)	(1,438)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(96)	26	(76)
Increase (decrease) in cash, cash equivalents and restricted cash	(784)	1,476	(1,234)
Cash, cash equivalents and restricted cash at beginning of year (1)	3,198	1,722	2,956
Cash, cash equivalents and restricted cash at end of year (1)	2,414	3,198	1,722
Less cash and cash equivalents of discontinued operations	648	116	97
Cash, cash equivalents and restricted cash of continuing operations	$1,766	$3,082	$1,625
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash amounts as shown in the consolidated statement of cash flows to the amount reported in the consolidated balance sheet as of December 31, 2024, 2023, and 2022:

As of December 31 (in millions)	2024	2023	2022
Cash and cash equivalents	$1,764	$3,078	$1,621
Restricted cash included in prepaid expenses and other current assets	2	4	4
Cash, cash equivalents and restricted cash	$1,766	$3,082	$1,625
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baxter International Inc., through our subsidiaries (collectively, Baxter, we, our or us), provides a broad portfolio of essential healthcare products, including sterile intravenous (IV) solutions; infusion systems, administrative sets; parenteral nutrition therapies; surgical hemostat, sealant and adhesion prevention products; connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies; respiratory health devices; advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices and other accessories; injectable pharmaceuticals; inhaled anesthetics and drug compounding services. These products are used by hospitals, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices, kidney dialysis centers and patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. Our business is comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals which are described in Note 18.
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA ) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds currently estimated to be approximately $3.4 billion, subject to certain post-closing adjustments. We determined that our Kidney Care business met the criteria to be classified as held-for-sale in August 2024, and we also concluded that it met the conditions to be reported as a discontinued operation at that time. Accordingly, our Kidney Care business is reported in discontinued operations in the accompanying consolidated financial systems, and our prior period results have been adjusted to reflect discontinued operations presentation. See Note 2 for additional information.
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, N.C. and disrupted operations at that facility. Since then, we have actively worked with our customers, regulators and other stakeholders to manage inventory and minimize disruption to patient care as we worked towards resuming our North Cove manufacturing operations. Our insurance policies generally cover the repair or replacement of our assets that suffer loss or damage, less applicable deductibles and subject to any coverage limits and exclusions. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In 2024, we recorded $110 million of pre-tax net charges related to damages caused by Hurricane Helene. This consisted of $44 million related to the write-off of damaged inventory and fixed assets as well as $317 million of remediation, idle facility, air freight and other costs offset by $251 million of insurance recoveries. These amounts were recorded as a component of cost of sales in the consolidated statement of income (loss) for the year ended December 31, 2024.
Risks and Uncertainties
Supply Constraints and Global Economic Conditions
In recent years, we have experienced significant challenges to our global supply chain, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), higher transportation costs, adverse impacts from significant weather events (including Hurricane Helene and the flooding of our North Cove facility), elevated inflation levels and interest rates, disruptions to certain ports of call and access to shipping lanes around the world, the war in Ukraine, the conflict in the Middle East and other geopolitical events. While we have seen improvements in the availability of component parts and improved pricing of raw materials and on transportation costs, some of these challenges (such as additional transportation costs resulting from Hurricane Helene as we transfer product across our global network in the interest of increasing the availability of intravenous solutions for our customers while we work to fully remediate our North Cove facility) are expected to have a negative impact on our results of operations in the future.
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
Our primary customers are hospitals, healthcare distribution companies and government agencies that purchase healthcare products on behalf of providers. Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. We earn revenues from sterile IV solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products, smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space. For most of those offerings, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.
To a lesser extent, we enter into arrangements for which revenue may be recognized over time. For example, we lease medical equipment to customers under operating lease arrangements and recognize the related revenues on a monthly basis over the lease term. Our Healthcare Systems & Technologies segment includes connected care solutions and collaboration tools that are implemented over time. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. We also earn revenue from contract manufacturing activities, which is recognized over time as the services are performed. Revenue is recognized over time when we are creating or enhancing an asset that the customer controls as the asset is created or enhanced or our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed.
As of December 31, 2024, we had $5.47 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Product and Therapies segments. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 25% of this amount as revenue in 2025, 20% in 2026, 20% in 2027, 35% in 2028 and the remainder thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration, primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized in the years ended December 31, 2024, 2023 and 2022 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
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

Shipping and Handling Costs
Shipping costs incurred to physically move product from our premises to the customer’s premises are classified as selling, general and administrative (SG&A) expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $382 million in 2024, $358 million in 2023 and $388 million in 2022 of shipping costs were classified in SG&A expenses.
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
Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is initially measured as the excess of the purchase price over the fair value (or other measurement attribute required by U.S. GAAP) of acquired assets and liabilities in a business combination. Management performs an impairment test in the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. We have the option to assess goodwill for impairment by initially performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative goodwill impairment test.  In the quantitative impairment test, we calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the amount that its carrying amount, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In a quantitative goodwill impairment test, the fair values of our reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach). Significant assumptions in reporting unit fair value measurements generally include revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA) margins, discount rates, terminal growth rates and earnings multiples. Each of those assumptions can significantly affect the fair values of our reporting units.
Indefinite-lived intangible assets, such as IPR&D acquired in business combinations and certain trade names with indefinite lives, are subject to an impairment review annually in the fourth quarter and whenever indicators of impairment exist. We have the option to assess indefinite-lived intangible assets for impairment by first performing qualitative assessments to determine whether it is more-likely-than-not that the fair values of the indefinite-lived intangible assets are less than the carrying amounts. If we determine that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if we elect not to perform an initial qualitative assessment, we then perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, we write the carrying amount down to the fair value.
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
See Notes 3 and 5 for further information about impairments of goodwill and intangible assets recognized in the accompanying consolidated financial statements.
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
Foreign Currency Translation
Cumulative translation adjustments (CTA) related to foreign operations are included in OCI. For foreign operations in highly inflationary economies, translation gains and losses are included in other (income) expense, net, and were not material in 2024, 2023 and 2022.
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
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that the hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. If we remove a net investment hedge designation, any gain or loss recognized in AOCI are not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged.
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
New Accounting Standards
Recently issued accounting standards not yet adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain expenses on an interim and annual basis in the notes to the financial statements. This standard is effective for annual consolidated financial statements for the year ending December 31, 2027 and for interim periods beginning in 2028. We are currently evaluating the impact of this new standard on our consolidated financial statements.
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
Recently adopted accounting pronouncements
As of January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard became effective for our annual consolidated financial statements for the year ended December 31, 2024 and for interim periods beginning in 2025. See Note 18 for further information on our segment disclosures.
As of January 2024, we adopted ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. The standard became effective for our annual consolidated financial statements for the year ended December 31, 2024 and for interim periods beginning in 2025. The impact of the adoption of this ASU did not have a material effect on our consolidated financial statements.
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
NOTE 2
DISCONTINUED OPERATIONS
A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The consolidated financial statements reflect discontinued operations for two strategic actions, as described below.
Discontinued Operations - Kidney Care
On August 12, 2024, we entered into an EPA to sell our Kidney Care business, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions. That business, which is comprised of our former Kidney Care segment, provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds currently estimated to be approximately $3.4 billion, subject to certain post-closing adjustments.
We concluded that our Kidney Care business met the criteria to be classified as held-for-sale in August 2024. We analyzed the quantitative and qualitative factors relevant to the sale of our Kidney Care business, including its significance to our overall net income (loss), earnings (loss) per share, and net assets, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation. The fair value and carrying value of assets held for sale are evaluated each period and a loss on sale is recognized when the fair value less costs to sell are below the carrying value. There has been no loss on sale recognized for the period ending December 31, 2024. We will recognize a gain or loss upon disposition of the business depending on the carrying value at that date, including any tax impacts of the sale, which may be material.
Upon closing of the sale of the Kidney Care business, Baxter and Vantive entered into several agreements, including a Manufacturing and Supply Agreement (Kidney Care MSA), a long-term Master Services Agreement, a Distribution Agreement, a Transition Services Agreement (Kidney Care TSA), and an Intellectual Property Agreement. Pursuant to the Kidney Care MSA, Baxter and the Kidney Care divested entities will provide each other with certain dialysis-related products, other products, product components and fulfillment services for a period up to 10 years post-closing (with certain extension rights as provided therein). Pursuant to the Kidney Care TSA, Baxter and the entities that will be divested in connection with the Kidney Care sale (the Kidney Care divested entities) will provide each other, on an interim basis, certain transitional services for up to 30 months post-closing (with certain extension rights as provided therein) to help ensure business continuity and help minimize disruptions to the entities' operations post-closing. Services to be provided under the Kidney Care TSA include information technology applications and support, supply chain and certain other corporate and administrative services. Pursuant to the EPA, Baxter will retain (i) the manufacture and sale of saline solutions and (ii) the plastics operations of Baxter and its subsidiaries at its Mountain Home, Arkansas facility, which is not part of the Kidney Care segment.
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
At closing of the transaction, Baxter entered into a Transition Services Agreement (BPS TSA) and a Master Commercial Manufacturing and Supply Agreement (BPS MSA) with the divested entities. Pursuant to the BPS TSA, Baxter and the divested entities will provide to each other, on an interim basis, specific transition services for up to 24 months post-closing to help ensure business continuity and minimize disruptions. Services provided under the BPS TSA include finance, information technology, human resources, integrated supply chain and certain other administrative services. Pursuant to the BPS MSA, the divested entities will provide development, manufacturing, regulatory and other related services for certain Baxter pharmaceutical products for up to 5 years post-closing (with certain extension rights as provided therein).

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the years ended December 31, 2024, 2023 and 2022:

	Kidney Care			BioPharma Solutions			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net sales	$4,513	$4,453	$4,449	$—	$469	$607	$4,513	$4,922	$5,056
Cost of sales	2,812	3,628	2,932	—	216	276	2,812	3,844	3,208
Gross margin	1,701	825	1,517	—	253	331	1,701	1,078	1,848
Selling, general and administrative expenses	1,203	993	762	—	45	28	1,203	1,038	790
Research and development expenses	181	149	152	—	1	3	181	150	155
Goodwill impairments	430	—	—	—	—	—	430	—	—
Other operating expense (income), net	(1)	—	1	—	—	—	(1)	—	1
Operating income (loss)	(112)	(317)	602	—	207	300	(112)	(110)	902
Interest expense, net	13	3	1	—	(1)	—	13	2	1
Other (income) expense, net	10	25	3	—	1	3	10	26	6
Income (loss) from discontinued operations before gain on disposition and income taxes	(135)	(345)	598	—	207	297	(135)	(138)	895
Gain on disposition	—	—	—	—	2,882	—	—	2,882	—
Income tax expense (benefit)	177	(95)	139	—	357	64	177	262	203
Income (loss) from discontinued operations, net of tax	(312)	(250)	459	—	2,732	233	(312)	2,482	692
Less: Net income attributable to noncontrolling interest included in discontinued operations	11	7	11	—	—	—	11	7	11
Net income (loss) attributable to Baxter stockholders included in discontinued operations	$(323)	$(257)	$448	$—	$2,732	$233	$(323)	$2,475	$681
For the year ended December 31, 2024, SG&A expenses include $261 million of separation-related costs incurred in connection with the sale of our Kidney Care business. For the year ended December 31, 2023, SG&A expenses include $196 million and $17 million, respectively, of separation-related costs incurred in connection with the sale of our Kidney Care business and the sale of BPS, respectively.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the consolidated balance sheets as of December 31, 2024 and 2023:

as of December 31 (in millions)	2024	2023
Cash and cash equivalents	$648	$116
Accounts receivable, net of allowances	942	971
Inventories	821	906
Prepaid expenses and other current assets	200	186
Current assets of discontinued operations	2,611	2,179
Property, plant and equipment, net	1,516	1,562
Goodwill	265	721
Other intangible assets, net	148	161
Operating lease right-of-use assets	204	188
Other non-current assets	367	317
Non-current assets of discontinued operations	2,500	2,949
Assets of discontinued operations	$5,111	$5,128
Current maturities of finance lease obligations	$1	$1
Accounts payable	344	360
Accrued expenses and other current liabilities	585	679
Current liabilities of discontinued operations	930	1,040
Long-term finance lease obligations, less current portion	37	41
Operating lease liabilities	173	173
Other non-current liabilities	344	337
Non-current liabilities of discontinued operations	554	551
Liabilities of discontinued operations	$1,484	$1,591
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
Hillrom
In 2021, we completed our acquisition of all outstanding equity interests of Hillrom for a purchase price of $10.48 billion. Hillrom was a global medical technology leader whose products and services help enable earlier diagnosis and treatment, optimize surgical efficiency, and accelerate patient recovery while simplifying clinical communication and shifting care closer to home. Hillrom made those outcomes possible through digital and connected care solutions and collaboration tools, including smart bed systems, patient monitoring and diagnostic technologies, respiratory health devices, advanced equipment for the surgical space and more, delivering actionable, real-time insights at the point of care.
Impairment of Goodwill from Our Hillrom Acquisition
During 2024, we recorded a $425 million goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment. Refer to Note 5 for additional information regarding this goodwill impairment.
During the third quarter of 2022, we performed trigger-based impairment tests of the goodwill of each of the reporting units within our Hillrom segment (currently referred to as our Healthcare Systems & Technologies segment), as well as the indefinite-lived intangible assets, consisting primarily of trade names, that we acquired in connection with the Hillrom acquisition. We performed those tests as of September 30, 2022 due to (a) macroeconomic conditions, including the rising interest rate environment and broad declines in equity valuations, and (b) reduced earnings forecasts for our Hillrom reporting units, driven primarily by shortages of certain component parts used in our products, raw materials inflation and increased supply chain costs. Those impairment tests resulted in total pre-tax goodwill impairment charges of $2.79 billion in the third quarter of 2022. In connection with our annual goodwill impairment assessment in the fourth quarter of 2022, we performed quantitative impairment tests for all of our reporting units and recorded an additional $27 million goodwill impairment related to our Hillrom segment. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their carrying amounts
The fair values of the reporting units tested for impairment during 2022 were determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair values of our reporting units generally include forecasted cash flows, discount rates, terminal growth rates and earnings multiples. The discounted cash flow models used to determine the fair values of our reporting units during 2022 reflected our most recent cash flow projections, discount rates ranging from 9% to 10% and terminal growth rates ranging from 2% to 3%. Our reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs.
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
Other
Total consideration transferred for other acquisitions totaled $32 million in 2022 and primarily resulted in the recognition of goodwill and other intangible assets. These acquisitions did not materially affect our results of operations.

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
The related regulatory approvals were subsequently obtained for the generic version of liposomal doxorubicin and we recognized a loss of approximately $54 million in the third quarter of 2022, representing the difference between the amount we owed Celerity following those regulatory approvals and the proceeds that we were entitled to receive from our divestiture of those product rights. That loss is reported within other operating expense (income), net in our consolidated statements of income (loss) for the year ended December 31, 2022.
Other Asset Acquisitions
During 2021, we also entered into distribution license arrangements for multiple products that have not yet obtained regulatory approval. In addition to the cash paid at acquisition, we could make additional payments of up to $17 million upon the achievement of certain development, regulatory or commercial milestones.
Other
In addition to the arrangements described above, we have entered into several other collaborative arrangements. We could make additional payments of up to $20 million upon the achievement of certain development and regulatory milestones, in addition to future payments related to contingent commercialization milestones, profit-sharing and royalties.

NOTE 4

SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of changes in our allowance for doubtful accounts for the years ended December 31, 2024 and 2023.

years ended December 31 (in millions)	2024	2023	2022
Balance at beginning of period	$62	$50	$52
Charged to costs and expenses	7	7	3
Write-offs	(8)	(4)	(3)
Currency translation adjustments	10	9	(2)
Balance at end of period	$71	$62	$50
Inventories

as of December 31 (in millions)	2024	2023
Raw materials	$510	$530
Work in process	266	234
Finished goods	1,270	1,154
Inventories	$2,046	$1,918
Prepaid Expenses and Other Current Assets

as of December 31 (in millions)	2024	2023
Prepaid value added taxes	$167	$118
Prepaid income taxes	199	204
Spare parts	123	141
Contract assets	51	53
Derivative assets	8	45
Other	205	145
Prepaid expenses and other current assets	$753	$706
Property, Plant and Equipment, Net

as of December 31 (in millions)	2024	2023
Land and land improvements	$115	$119
Buildings and leasehold improvements	1,301	1,238
Machinery and equipment	5,047	4,909
Equipment on lease with customers	467	760
Construction in progress	718	624
Total property, plant and equipment, at cost	7,648	7,650
Accumulated depreciation	(4,778)	(4,779)
Property, plant and equipment, net	$2,870	$2,871
Depreciation expense was $372 million in 2024, $394 million in 2023 and $393 million in 2022.

Other Non-Current Assets

as of December 31 (in millions)	2024	2023
Deferred tax assets	$204	$263
Non-current receivables, net	50	42
Contract assets	82	112
Capitalized implementation costs in hosting arrangements	102	103
Pension and other postretirement benefits	56	46
Investments	109	136
Other	152	107
Other non-current assets	$755	$809
Accrued Expenses and Other Current Liabilities

as of December 31 (in millions)	2024	2023
Common stock dividends payable	$87	$147
Employee compensation and withholdings	447	477
Property, payroll and certain other taxes	96	92
Contract liabilities	131	128
Restructuring liabilities	112	81
Accrued rebates	214	240
Operating lease liabilities	80	92
Income taxes payable	121	78
Pension and other postretirement benefits	39	37
Contingent payments related to acquisitions	—	3
Other	534	540
Accrued expenses and other current liabilities	$1,861	$1,915
Other Non-Current Liabilities

as of December 31 (in millions)	2024	2023
Pension and other postretirement benefits	$678	$714
Deferred tax liabilities	103	403
Long-term tax liabilities	94	72
Contingent payments related to acquisitions	11	11
Contract liabilities	40	41
Litigation and environmental reserves	29	19
Restructuring liabilities	10	14
Other	111	126
Other non-current liabilities	$1,076	$1,400
Interest Expense, net

years ended December 31 (in millions)	2024	2023	2022
Interest costs	$421	$523	$423
Interest costs capitalized	(13)	(15)	(10)
Interest expense	408	508	413
Interest income	(67)	(69)	(19)
Interest expense, net	$341	$439	$394

Other (Income) Expense, net

years ended December 31 (in millions)	2024	2023	2022
Foreign exchange (gains) losses, net	$25	$53	$(3)
Change in fair value of marketable equity securities	(3)	(7)	(11)
Pension settlement and curtailment (gains) losses	—	—	(12)
Pension and other postretirement benefit (gains) losses	(39)	(48)	(30)
Reclassification of cumulative translation loss to earnings	—	—	65
Non-marketable investment impairments	—	34	—
Other, net	(21)	(6)	—
Other (income) expense, net	$(38)	$26	$9
Following the wind down of our operations in Argentina, we determined that the net assets of the related entities were substantially liquidated during the third quarter of 2022. As a result of that determination, we reclassified their $65 million cumulative translation loss from accumulated other comprehensive income (loss) to other (income) expense, net.
Supplemental Cash Flow Information
Non-Cash Investing Activities
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of December 31, 2024, 2023 and 2022 was $64 million, $58 million and $64 million, respectively.
Other Supplemental Information

year ended December 31 (in millions)	2024	2023	2022
Interest paid, net of portion capitalized	$401	$484	$355
Income taxes paid	$223	$174	$168
NOTE 5

GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Americas	EMEA	APAC	Medical Products & Therapies	Healthcare Systems & Technologies[1]	Pharmaceuticals	Total
December 31, 2022	$1,665	$78	$18	$—	$3,988	$—	$5,749
Currency translation and other	(19)	(3)	(2)	46	1	21	44
Reallocation of goodwill	(1,646)	(75)	(16)	1,195	—	542	—
December 31, 2023	$—	$—	$—	$1,241	$3,989	$563	$5,793
Impairment	—	—	—	—	(425)	—	(425)
Currency translation and other	—	—	—	(56)	(14)	(23)	(93)
December 31, 2024	$—	$—	$—	$1,185	$3,550	$540	$5,275
1Prior to the third quarter of 2023, our Healthcare Systems & Technologies segment was referred to as our Hillrom segment.
Change in Reportable Segments
Our reportable segments were previously comprised of the following geographic segments related to our legacy Baxter business: Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific), and a global segment for our Hillrom business. In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Our segments were changed during the third quarter of 2023 to align with our new operating model. Under this operating model, our business is comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies (formerly referred to as our Hillrom segment) and Pharmaceuticals. As a result of this segment change, we reallocated the goodwill from our previous Americas, EMEA and APAC segments to the reporting units within our Medical Products & Therapies and Pharmaceuticals segments based on the relative fair values of those reporting units. We performed goodwill impairment assessments both before and after the reporting unit change and we did not identify any goodwill impairments.
Goodwill Impairment
In connection with our annual goodwill impairment assessment in the fourth quarter of 2024, we recorded a $425 million goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment. The reduction in value was primarily due to lower forecasted operating results and a lower terminal growth rate utilized in valuing this reporting unit which contributed to reduced expected future cash flows, as well as lower earnings multiples. The fair value of the Front Line Care reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair values of our reporting units generally include revenue growth rates, forecasted EBITDA margins, discount rates, terminal growth rates and earnings multiples. The discounted cash flow model used to determine the fair value of our Front Line Care reporting unit reflected our most recent cash flow projections, a discount rate of 9.5% and a terminal growth rate of 3.25%. Our reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs. As of December 31, 2024, the carrying amount of goodwill for our Front Line Care reporting unit was $1.99 billion. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their carrying amounts.
Other Intangible Assets, Net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade Names	Other amortized intangible assets	Trade Names	In process Research and Development	Total
December 31, 2023
Gross other intangible assets	$3,390	$3,181	$964	$86	$680	$157	$8,458
Accumulated amortization	(654)	(1,782)	(38)	(66)	—	—	$(2,540)
Other intangible assets, net	$2,736	$1,399	$926	$20	$680	$157	$5,918
December 31, 2024
Gross other intangible assets	$3,387	$3,131	$958	$86	$680	$107	$8,349
Accumulated amortization	(878)	(2,075)	(107)	(66)	—	—	(3,126)
Other intangible assets, net	$2,509	$1,056	$851	$20	$680	$107	$5,223
Intangible asset amortization expense was $625 million in 2024, $590 million in 2023 and $679 million in 2022. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2024 is $586 million in 2025, $562 million in 2026, $412 million in 2027, $400 million in 2028 and $378 million in 2029.
During the fourth quarter of 2023, as a result of an update to our long-term branding strategy, we reclassified two trade name intangible assets with carrying amounts of $870 million and $21 million from indefinite-lived intangible assets to amortizing intangible assets. The estimated useful lives assigned to those assets were 15 years and 5 years, respectively. We performed impairment tests of those intangible assets at the time of the reclassification and determined that no impairment had occurred.

Intangible Asset Impairments
Impairment of Indefinite-Lived Intangible Assets from Our Claris Acquisition
In connection with our annual IPR&D impairment assessment in the fourth quarter of 2024, we recognized a pre-tax impairment charge of $50 million to reduce the carrying amount of an IPR&D asset to its fair value. The reduction in value was primarily due to lower forecasted revenues and margins which contributed to reduced expected future cash flows. The intangible asset impairment charge is classified within research and development expenses in the accompanying consolidated statements of income (loss) for the year ended December 31, 2024. The fair value of the IPR&D asset was determined using the multi-period excess earnings method. Significant assumptions used in the determination of the fair value of the IPR&D asset included forecasted cash flows and the discount rate. The multi-period excess earnings model used in our determination of the fair value of the IPR&D asset reflected our most recent cash flow projections and a discount rate of 11%. Our IPR&D intangible asset fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.

NOTE 6

DEBT AND CREDIT FACILITIES
Debt Outstanding
At December 31, 2024 and 2023, we had the following debt outstanding:

as of December 31 (in millions)	Effective interest rate as of December 31,2024¹	2024[1]	2023[1]
Commercial paper	4.8%	$300	$—
0.4% notes due 2024	—%	—	828
1.322% notes due 2024	—%	—	1,398
7.0% notes due 2024	—%	—	13
Floating-rate notes due 2024	—%	—	300
Term loan maturing 2024	—%	—	130
1.3% notes due 2025	1.5%	625	662
Delayed draw term loan due 2025	5.7%	1,826	—
2.6% notes due 2026	2.7%	749	748
Term loan maturing 2026	6.7%	1,643	1,643
7.65% debentures due 2027	7.7%	5	5
1.915% notes due 2027	2.0%	1,446	1,445
6.625% debentures due 2028	5.8%	94	95
2.272% notes due 2028	2.4%	1,245	1,244
1.3% notes due 2029	1.5%	776	828
3.95% notes due 2030	4.1%	497	496
1.73% notes due 2031	2.7%	646	646
2.539% notes due 2032	2.6%	1,541	1,540
6.25% notes due 2037	6.3%	266	265
3.65% notes due 2042	5.4%	6	6
4.5% notes due 2043	4.6%	256	256
3.5% notes due 2046	3.7%	441	440
3.132% notes due 2051	3.2%	743	741
Finance leases and other	4.2%	21	27
Total debt and finance lease obligations		13,126	13,756
Short-term debt		(2,126)	—
Current maturities of long-term debt and finance lease obligations		(626)	(2,667)
Long-term debt and finance lease obligations		$10,374	$11,089
1Book values include any discounts, premiums and adjustments related to hedging instruments and effective interest rates reflect amortization of those items.
Significant Debt Activity
In February 2025, we repaid $1.00 billion under our $1.64 billion five-year term loan facility maturing in 2026.
In 2024, we repaid our $13 million 7.0% notes due 2024, $809 million 0.4% notes due 2024, $1.40 billion 1.322% notes due 2024, $300 million floating rate notes due 2024 and $130 million three-year term loan facility due 2024.
In 2023, we repaid our $800 million 0.868% notes due 2023, our $300 million floating rate notes due 2023 and $1.54 billion under our $2.00 billion three-year term loan facility maturing in 2024.
The loss from our early extinguishments of debt in 2023 was not significant.

Credit Facilities
On July 17, 2024, we entered into a credit agreement pursuant to which a group of banks provided us with senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("the bridge facility"). Borrowings under the bridge facility were available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the sale of our Kidney Care business. Borrowings under the bridge facility bore interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We also incurred a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks' funding commitments under the bridge facility terminated on December 31, 2024. Outstanding borrowings under the bridge facility were scheduled to mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we were required to use the net cash proceeds from certain transactions (including from the sale of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. The bridge facility contained financial and other covenants, including a net leverage covenant, and provided for customary events of default. In November 2024, we reduced the bridge facility capacity from $2.05 billion to $1.83 billion. Additionally, during the fourth quarter of 2024 we drew on the bridge facility to repay our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024 and the outstanding balance on our three-year term loan facility. There was $1.83 billion outstanding under this bridge facility as of December 31, 2024. In January 2025, we used a portion of the approximately $3.4 billion of net after-tax cash proceeds from the sale of our Kidney Care business to repay the $1.83 billion outstanding under the bridge facility, at which time it was terminated.
In the first quarter of 2024, we amended the credit agreements governing our U.S. dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility to increase the maximum net leverage ratio covenant for the six fiscal quarters ending June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. In accordance with the terms of the amendment, the capacity under our U.S dollar-denominated revolving credit facility was reduced from $2.50 billion to $2.00 billion on September 30, 2024. As of December 31, 2024, we were in compliance with the financial covenants in these agreements. Costs incurred in connection with the amendment were not material. In the first quarter of 2023, we previously amended the credit agreements governing our U.S. Dollar-denominated term loan credit facility and revolving credit facility and the guaranty agreement with respect to our Euro-denominated revolving credit facility, in each case to amend the net leverage ratio covenant to increase the maximum net leverage ratio for the four fiscal quarters ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023.
As of December 31, 2024, we had a U.S. Dollar-denominated term loan credit facility, which had one tranche of term loans outstanding, a U.S. Dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility.
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
In addition to our U.S. dollar-denominated revolving credit facility with a current capacity of $2.00 billion, our Euro-denominated revolving credit facility has a capacity of €200 million. Fees under the credit facilities are 0.125% annually as of December 31, 2024 and 2023, and are based on our credit ratings and the total capacity of the facility. There were no borrowings outstanding under these credit facilities as of December 31, 2024 or 2023. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Each of the revolving credit facilities is scheduled to mature in 2026. The revolving credit facilities enable us to borrow funds on an unsecured basis at variable interest rates and contain various covenants, including a maximum net leverage ratio. Based on our covenant calculations as of December 31, 2024 we have capacity to draw on the full amounts under our revolving credit facilities, less commercial paper borrowings which were $300 million at year-end.
We also maintain other credit arrangements, which totaled approximately $412 million and $238 million as of December 31, 2024 and 2023, respectively. The increase over the prior year is due to additional credit arrangements entered into in preparation for the sale of our Kidney Care business. There were no amounts outstanding under these arrangements as of December 31, 2024 and 2023.

As of December 31, 2024, we were in compliance with the financial covenants in these agreements. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.
Commercial Paper
As of December 31, 2024, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 4.78% and an original term of 45 days. There was no commercial paper outstanding as of December 31, 2023. In 2025, we repaid the $300 million balance outstanding as of December 31, 2024.
Future Debt and Finance Lease Maturities

as of and for the years ended December 31 (in millions)	Debt maturities
2025	$2,757
2026	2,398
2027	1,458
2028	1,345
2029	784
Thereafter	4,438
Total debt and finance lease maturities	13,180
Discounts, premiums, and adjustments relating to hedging instruments	(54)
Total debt and finance lease obligations	$13,126
NOTE 7

LEASES
Lessee Activity
We have entered into operating and finance leases primarily for office, manufacturing, warehouse and R&D facilities, vehicles and equipment. Our leases have remaining terms from 1 to 38 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from 1 to 10 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.
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

The components of lease cost for the years ended December 31, 2024, 2023 and 2022 were:

(in millions)	2024	2023	2022
Operating lease cost	$89	$94	$93
Finance lease cost
Amortization of right-of-use assets	4	3	3
Interest on lease liabilities	1	1	1
Variable lease cost	54	45	44
Lease cost	$148	$143	$141
The following table contains supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100	$115	$108
Operating cash flows from finance leases	5	3	2
Financing cash flows from finance leases	2	1	1

Right-of-use operating lease assets obtained in exchange for lease obligations	64	66	59
Right-of-use finance lease assets obtained in exchange for lease obligations	1	15	—
Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 include:

(in millions)	2024	2023
Operating leases
Operating lease right-of-use assets	$306	$336

Accrued expenses and other current liabilities	$80	$92
Operating lease liabilities	243	265
Total operating lease liabilities	$323	$357

Finance leases
Property, plant and equipment, at cost	$33	$33
Accumulated depreciation	(15)	(13)
Property, plant and equipment, net	$18	$20

Current maturities of long-term debt and finance lease obligations	$2	$2
Long-term debt and finance lease obligations	19	25
Total finance lease liabilities	$21	$27

Lease term and discount rates as of December 31, 2024 and 2023 were:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	6	6
Finance leases	8	8
Weighted-average discount rate
Operating leases	3.1%	3.0%
Finance leases	4.2%	3.9%
Maturities of operating and finance lease liabilities as of December 31, 2024 were:

(in millions)	Finance Leases	Operating Leases
2025	$4	$93
2026	4	75
2027	4	63
2028	3	44
2029	3	24
Thereafter	10	62
Total minimum lease payments	28	361
Less: imputed interest	(7)	(38)
Present value of lease liabilities	$21	$323
Lessor Activity
We lease medical equipment, such as smart beds and infusion pumps, to customers, often in conjunction with arrangements to provide consumable medical products such as intravenous (IV) fluids and inhaled anesthetics. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options to shorten or extend the lease term, vary by customer. We allocate revenue between equipment leases and medical products based on their standalone selling prices.
The components of lease revenue for the years ended December 31, 2024, 2023 and 2022 were:

(in millions)	2024	2023	2022
Sales-type lease revenue	$10	$7	$8
Operating lease revenue	380	397	401
Variable lease revenue	28	21	17
Total lease revenue	$418	$425	$426
The components of our net investment in sales-type leases as of December 31, 2024 and 2023 were:

(in millions)	2024	2023
Minimum lease payments	$38	$50
Unguaranteed residual values	(1)	—
Net investment in leases	$37	$50

Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets as of December 31, 2024 and 2023:

(in millions)	2024	2023
Accounts receivable, net	$15	$25
Other non-current assets	22	26
Total	$37	$51
Our net investment in sales-type leases was $37 million as of December 31, 2024, of which $3 million originated in 2020 and prior, $10 million in 2021, $6 million in 2022, $8 million in 2023 and $10 million in 2024.
Maturities of sales-type and operating leases as of December 31, 2024 were:

(in millions)	Sales-type Leases[1]	Operating Leases
2025	$20	$13
2026	7	9
2027	5	3
2028	4	1
2029	1	7
Thereafter	—	—
Total minimum lease payments	$37	$33
1 Unamortized imputed interest on minimum lease payments was less than $1 million as of December 31, 2024.
NOTE 8

COMMITMENTS AND CONTINGENCIES
Refer to Note 3 for information regarding contingent payments associated with collaborative and other arrangements.
Indemnifications
During the normal course of business, we make indemnities, commitments and guarantees pursuant to which we may be required to make payments related to specific transactions. Indemnifications include: (i) intellectual property indemnities to customers in connection with the use, sales or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; (iv) indemnities involving the representations and warranties in certain contracts; and (v) contractual indemnities for our directors and our executive and corporate officers for services provided to or at the request of us. In addition, under our Amended and Restated Certificate of Incorporation, and consistent with Delaware General Corporation Law, we have agreed to indemnify our directors and officers for certain losses and expenses upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. To help address some of these risks, we maintain various insurance coverages. Based on historical experience and evaluation of the agreements, we do not believe that any payments related to our indemnities will have a material impact on our financial condition or results of operations.
Legal Contingencies
We are involved in product liability, patent, commercial, employment, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2024 and 2023, our total recorded reserves with respect to legal and environmental matters were $40 million and $25 million, respectively.

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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Additionally, we are a defendant in a separate matter regarding a seventh Superfund site. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of December 31, 2024 and 2023, our environmental reserves, which are measured on an undiscounted basis, were $29 million and $15 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached an agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. On December 16, 2022, we filed a motion to dismiss and for a more definite statement. In response, Plaintiffs filed a First Amended Complaint on January 6, 2023. We answered the First Amended Complaint on January 27, 2023. The parties reached an agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023. Since December 2023, 41 lawsuits (after giving effect to the amendment referenced below) have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. The plaintiffs seek damages in an unspecified amount. On July 16, 2024, Plaintiffs' counsel filed an omnibus motion seeking leave to add certain defendants to hundreds of previously-filed lawsuits, including Baxter with respect to 40 cases. The motion was denied on July 25, 2024, without prejudice to refiling multiple motions each addressing smaller groupings of cases and defendants. On September 11, 2024, the court granted leave to amend one previously-filed complaint to add Baxter as a defendant.
We acquired Hillrom on December 13, 2021. In July 2021, Hill-Rom, Inc., a wholly-owned subsidiary of Hillrom, received a subpoena from the United States Office of Inspector General for the Department of Health and Human Services (the DHHS) requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. The subpoena was related to a lawsuit brought under the qui tam provisions of the False Claims Act. The allegations included in the unsealed complaint relate to conduct prior to our acquisition of Hillrom, and the division involved is no longer operational. Hillrom voluntarily began a related internal review, and Hillrom and Baxter cooperated fully with the DHHS and the Department of Justice (DOJ) with respect to this matter. In

January 2024, the parties reached an agreement to settle the allegations. We paid the settlement amounts, which were not material to our financial results, in January 2024 and the matter was dismissed in February 2024. In October 2022, the DOJ issued a separate Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. In October 2024, the DOJ issued a subpoena (the 2024 Subpoena), pursuant to 18 U.S.C. 3846, to Hillrom. The 2024 Subpoena substantially overlaps with the CID and requests additional documents relating to Hillrom's respiratory health business. Baxter is cooperating fully with the DOJ in responding to the CID and the 2024 Subpoena. The DHHS and DOJ often issue these types of requests when investigating alleged violations of the federal health care laws.
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
On June 20, 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act and Section 3 of the Clayton Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. On September 30, 2024, the plaintiff filed a First Amended Complaint. On November 8, 2024, Hillrom filed a Motion to Dismiss Plaintiff's Amended Complaint. Briefing was completed in January 2025 and the motion is pending before the court.
NOTE 9

STOCKHOLDERS' EQUITY
Stock-Based Compensation
Our stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under our employee stock purchase plan. Shares issued relating to our stock-based plans are generally issued out of treasury stock.
As of December 31, 2024, approximately 48 million authorized shares are available for future awards under our stock-based compensation plans.
Stock Compensation Expense
Stock compensation expense was $114 million, $115 million and $140 million in 2024, 2023 and 2022, respectively. The related tax benefit recognized was $8 million in 2024, $10 million in 2023 and $31 million in 2022. Included in the benefit in 2024 and 2023 was tax expense for stock-based compensation shortfalls of $9 million and $11 million, respectively. Included in the benefit in 2022 were realized excess tax benefits for stock-based compensation $5 million.
Approximately 70% of stock compensation expense is classified in SG&A expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2024 and 2023 were not material.
Stock compensation expense is based on awards expected to vest and therefore has been reduced by estimated forfeitures.

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
The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2023	2022
Expected volatility	27%	24%
Expected life (in years)	6.0	5.5
Risk-free interest rate	4.2%	1.8%
Dividend yield	3.0%	1.3%
Fair value per stock option	$9	$18
The following table summarizes stock option activity for the year ended December 31, 2024 and the outstanding stock options as of December 31, 2024.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	19,467	$59.35
Granted	—	$—
Exercised	(760)	$37.43
Forfeited	(287)	$47.96
Expired	(1,039)	$65.21
Outstanding as of December 31, 2024	17,381	$60.15	3.83	$—
Vested or expected to vest as of December 31, 2024	17,236	$60.31	3.80	$—
Exercisable as of December 31, 2024	14,718	$62.66	3.32	$—
The aggregate intrinsic value in the table above represents the difference between the exercise price and our closing stock price on the last trading day of the year. The total intrinsic value of options exercised in 2024, 2023 and 2022 was $1 million, $5 million and $37 million, respectively.
As of December 31, 2024, $11 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.1 years.
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

The following table summarizes nonvested RSU activity for the year ended December 31, 2024.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2024	4,006	$49.77
Granted	5,179	$42.28
Vested	(1,565)	$53.64
Forfeited	(680)	$46.32
Nonvested RSUs as of December 31, 2024	6,940	$43.94
As of December 31, 2024, $123 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.8 years. The weighted-average grant-date fair value of RSUs granted in 2024, 2023 and 2022 was $42.37, $39.20 and $81.66, respectively. The fair value of RSUs vested in 2024, 2023 and 2022 was $46 million, $25 million and $69 million, respectively.
PSUs
Our annual equity awards stock compensation program for senior management includes the issuance of PSUs. PSUs awarded in 2024 (which grants were made solely to the CEO and Chief Financial Officer) were based on our stock performance relative to our peer group over the 3-year performance period. PSUs awarded in 2020 through 2023 were based on our compound annual sales growth rate (CAGR) performance, our adjusted return on invested capital (ROIC) performance and on our stock performance relative to our peer group. The vesting condition for these CAGR and ROIC PSUs was set at the beginning of the 3-year performance period. Compensation cost for the CAGR and adjusted ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each award are established and the fair value of the awards is determined based on the quoted price of our stock on the grant date of the award. The compensation cost for CAGR and adjusted ROIC PSUs is adjusted at each reporting date to reflect the estimated vesting outcome.
The fair value for PSUs based on our stock performance relative to our peer group is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2024	2023	2022
Baxter volatility	29%	27%	27%
Peer group volatility	20%-52%	23%-54%	24%-54%
Correlation of returns	0.12-0.51	0.23-0.48	0.21-0.61
Risk-free interest rate	4.3%	4.6%	1.6%
Fair value per PSU	$57	$30	$102

The following table summarizes nonvested PSU activity for the year ended December 31, 2024.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2024	729	$57.03
Granted	186	$57.22
Vested	(73)	$77.35
Forfeited	(240)	$87.85
Nonvested PSUs as of December 31, 2024	602	$42.36
Unrecognized compensation cost related to all unvested PSUs of $6 million at December 31, 2024 is expected to be recognized as expense over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
Nearly all employees are eligible to participate in our employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.
As of December 31, 2024, approximately 8 million shares of common stock were available for issuance to eligible participants.
During each of the years ended December 31, 2024 and 2023 we issued approximately 1.4 million shares and during the year ended December 31, 2022, we issued approximately 0.9 million shares under the employee stock purchase plan.
Cash Dividends
Total cash dividends declared per share for 2024, 2023, and 2022 were $1.04, $1.16 and $1.15, respectively.
A quarterly dividend of $0.29 per share ($1.16 on an annualized basis) was declared in February, May and July of 2024 and was paid in April, July and October of 2024, respectively. Our Board of Directors declared a quarterly dividend of $0.17 per share in November of 2024, which was paid in January of 2025.
Stock Repurchase Programs
As authorized by the Board of Directors, we repurchase our stock depending on our cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in 2024 or 2023. We repurchased 0.5 million shares under this authority pursuant to Rule 10b5-1 plans for $32 million in cash in 2022. We had $1.30 billion of repurchase authority available as of December 31, 2024.
Other
In addition to common stock, our authorized capital structure includes 100 million shares of preferred stock, no par value. As of December 31, 2024 and 2023, no shares of preferred stock were outstanding.
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

The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2024, 2023, and 2022.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
Other comprehensive income (loss) before reclassifications	(445)	(19)	10	—	(454)
Amounts reclassified from AOCI (a)	—	(4)	2	—	(2)
Net other comprehensive income (loss)	(445)	(23)	12	—	(456)
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	216	(106)	5	—	115
Amounts reclassified from AOCI (a)	185	(15)	(6)	—	164
Net other comprehensive income (loss)	401	(121)	(1)	—	279
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2021	$(2,907)	$(347)	$(126)	$—	$(3,380)
Other comprehensive income (loss) before reclassifications	(544)	(9)	22	3	(528)
Amounts reclassified from AOCI (a)	65	25	(15)	—	75
Net other comprehensive income (loss)	(479)	16	7	3	(453)
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
(a)    See table below for details about these reclassifications.

The following table is a summary of the amounts reclassified from AOCI to net income (loss) during the years ended December 31, 2024 and 2023.

	Amounts reclassified from AOCI (a)
(in millions)	2024	2023	2022	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings	$—	$—	$(65)	Other (income) expense, net
Reclassification of cumulative translation loss to earnings from BPS divestiture	—	(185)	$—	Income (loss) from discontinued operations, net of tax
	—	(185)	(65)	Total before tax
Less: Tax effect	—	—	—	Income tax expense (benefit)
	$—	$(185)	$(65)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$6	$18	$(30)	Other (income) expense, net
Settlement charges	—	(2)	(1)	Other (income) expense, net
Pension settlement from BPS divestiture	—	4	—	Income (loss) from discontinued operations, net of tax
	6	20	(31)	Total before tax
Less: Tax effect	(2)	(5)	6	Income tax expense (benefit)
	$4	$15	$(25)	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$8	$16	$26	Cost of sales
Interest rate contracts	(6)	(6)	(6)	Interest expense, net
Fair value hedges	(5)	(3)	—	Other (income) expense, net
	(3)	7	20	Total before tax
Less: Tax effect	1	(1)	(5)	Income tax expense (benefit)
	$(2)	$6	$15	Net of tax
Total reclassifications for the period	$2	$(164)	$(75)	Total net of tax
(a)Amounts in parentheses indicate reductions to net income.
Refer to Note 4 for additional information regarding the reclassification of a cumulative translation loss to earnings, Note 13 for additional information regarding the amortization of pension and OPEB items and Note 16 for additional information regarding hedging activity.
NOTE 11

REVENUES
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Net trade accounts receivable was $1.54 billion as of December 31, 2024 and 2023.
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
The following table summarizes our contract assets:

as of December 31 (in millions)	2024	2023
Contract manufacturing services	$2	$4
Software sales	44	45
Bundled equipment and consumable medical products contracts	87	116
Contract assets	$133	$165
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
The following table summarizes contract liability activity for the years ended December 31, 2024 and 2023. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

year ended December 31 (in millions)	2024	2023
Balance at beginning of period	$169	$173
New revenue deferrals	554	478
Revenue recognized upon satisfaction of performance obligations	(555)	(484)
Currency translation	3	2
Balance at end of period	$171	$169
In 2024 and 2023, $103 million and $117 million of revenue was recognized that was included in contract liabilities as of December 31, 2023 and 2022, respectively. In 2022, $110 million of revenue was recognized that was included in contract liabilities as of December 31, 2021.
The following table summarizes the classification of contract assets and contract liabilities as reported in the consolidated balance sheet:

as of December 31 (in millions)	2024	2023
Prepaid expenses and other current assets	$51	$53
Other non-current assets	82	112
Contract assets	$133	$165

Accrued expenses and other current liabilities	$131	$128
Other non-current liabilities	40	41
Contract liabilities	$171	$169
Disaggregation of Net Sales
Refer to Note 18 for additional information on our net sales including the disaggregation of net sales within each of our segments and net sales by geographic location.

NOTE 12

BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management and centralizing and streamlining certain support functions. We currently expect to incur additional pre-tax cash costs, primarily related to the implementation of business optimization programs, of approximately $4 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies expected to arise as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. For segment reporting, business optimization charges are unallocated expenses.
We recorded the following charges related to business optimization programs in 2024, 2023 and 2022:

years ended December 31 (in millions)	2024	2023	2022
Restructuring charges	$146	$141	$144
Costs to implement business optimization programs[1]	16	33	49
Total business optimization charges	$162	$174	$193
1 Costs to implement business optimization programs for the years ended December 31, 2024, 2023 and 2022, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were primarily included within cost of sales and SG&A expenses.
The costs of restructuring actions consisted primarily of employee termination costs, contract termination costs and asset impairments. During the years ended December 31, 2024, 2023 and 2022, we recorded the following restructuring charges:

	2024
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$20	$48	$30	$98
Contract termination and other costs	3	6	—	9
Asset impairments	39	—	—	39
Total restructuring charges	$62	$54	$30	$146
	2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$20	$91	$10	$121
Contract termination and other costs	(1)	3	—	2
Asset impairments	11	7	—	18
Total restructuring charges	$30	$101	$10	$141
	2022
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$15	$94	$3	$112
Contract termination and other costs	—	22	—	22
Asset impairments	—	10	—	10
Total restructuring charges	$15	$126	$3	$144
For the year ended December 31, 2024, $45 million of the restructuring charges reflected above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment. For the year ended December 31, 2024, $46 million of the restructuring charges reflected in the table above were related to business optimization initiatives within our Healthcare Systems & Technologies segment. These charges included $21 million of long-lived asset impairment charges, $9 million of other asset write-downs related to inventory and $2 million of employee termination costs related to our decision to discontinue a product line. Additionally, these charges included $14 million of employee termination costs related to other business optimization initiatives within this segment.

For the year ended December 31, 2023, $81 million of the restructuring charges reflected above, consisting of employee termination costs, were related to the implementation of our new operating model intended to streamline our operations.
For the year ended December 31, 2022, $85 million restructuring charges reflected in the table above were related to integration activities for the Hillrom acquisition, consisting of $55 million of employee termination costs, $22 million of contract terminations and other costs and $8 million of asset impairments.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2021	$75
Charges	152
Payments	(118)
Reserve adjustments	(18)
Currency translation	(5)
Liability balance as of December 31, 2022	86
Charges	146
Payments	(101)
Reserve adjustments	(23)
Currency translation	(13)
Liability balance as of December 31, 2023	95
Charges	116
Payments	(80)
Reserve adjustments	(9)
Currency translation	—
Liability balance as of December 31, 2024	$122
Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.
Substantially all of our restructuring liabilities as of December 31, 2024 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2024.
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

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2024	2023	2024	2023
Benefit obligations
Beginning of period	$2,901	$2,665	$154	$160
Service cost	11	19	—	—
Interest cost	136	148	8	8
Participant contributions	3	4	—	—
Actuarial (gain) loss	(129)	169	(3)	5
Benefit payments	(133)	(133)	(15)	(19)
Settlements	(8)	(14)	—	—
Acquisitions	—	2	—	—
Plan Amendments	—	3	(2)	—
Foreign exchange and other	(33)	38	(1)	—
End of period	2,748	2,901	141	154
Fair value of plan assets
Beginning of period	2,350	2,161	—	—
Actual return on plan assets	(4)	268	—	—
Employer contributions	46	27	15	19
Participant contributions	3	4	—	—
Benefit payments	(133)	(133)	(15)	(19)
Settlements	(8)	(14)	—	—
Foreign exchange and other	(26)	37	—	—
End of period	2,228	2,350	—	—
Funded status at December 31	$(520)	$(551)	$(141)	$(154)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$56	$46	$—	$—
Current liability	(23)	(20)	(16)	(17)
Noncurrent liability	(553)	(577)	(125)	(137)
Net liability recognized at December 31	$(520)	$(551)	$(141)	$(154)
Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial gains in 2024 and losses in 2023 related to plan benefit obligations were primarily the result of changes in discount rates.
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of our pension plans was $2.71 billion and $3.06 billion at the 2024 and 2023 measurement dates, respectively.

The information in the funded status table above represents the totals for all of our pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2024	2023
ABO	$2,403	$2,502
Fair value of plan assets	$1,843	$1,919
The following table presents information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets and are therefore also included in the table directly above).

as of December 31 (in millions)	2024	2023
PBO	$2,419	$2,561
Fair value of plan assets	$1,843	$1,961
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2025	$156	$17
2026	160	15
2027	172	14
2028	179	14
2029	183	13
2030 through 2034	973	55
Total expected net benefit payments for next 10 years	$1,823	$128
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
The following table is a summary of the pre-tax losses (gains) included in AOCI at December 31, 2024 and 2023.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$642	$(42)
Prior service credit and transition obligation	11	(10)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2024	$653	$(52)
Actuarial loss (gain)	$615	$(50)
Prior service credit and transition obligation	11	(16)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2023	$626	$(66)

Refer to Note 10 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

Year ended December 31 (in millions)	2024	2023	2022
Gain (loss) arising during the year, net of tax of $(6) in 2024, $31 in 2023 and $4 in 2022	$(15)	$(103)	$(61)
Amortization of gain (loss) to earnings, net of tax of zero in 2024, $(5) in 2023 and $6 in 2022	(4)	13	21
Settlement charges, net of tax of zero in 2024, $(1) in 2023 and zero 2022	—	(2)	1
Pension and other employee benefits	$(19)	$(92)	$(39)
In 2024, 2023 and 2022, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses.
Net Periodic Benefit Cost

Year ended December 31 (in millions)	2024	2023	2022
Pension benefits
Service cost	$11	$19	$71
Interest cost	136	148	94
Expected return on plan assets	(179)	(187)	(156)
Amortization of net losses and other deferred amounts	15	6	41
Curtailment gain	—	—	(12)
Settlement charges	—	1	—
Other	—	1	1
Net periodic pension benefit cost	$(17)	$(12)	$39
OPEB
Service cost	$—	$—	$1
Interest cost	8	8	4
Amortization of net losses and prior service credit	(19)	(24)	(14)
Curtailment gain	—	(1)	—
Net periodic OPEB cost	$(11)	$(17)	$(9)
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2024	2023	2024	2023
Discount rate
U.S. and Puerto Rico plans	5.71%	5.20%	5.54%	5.11%
International plans	3.67%	1.76%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.00%	2.60%	n/a	n/a
International plans	3.07%	2.59%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.75%	6.25%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2032	2029
The assumptions above, which were used in calculating the December 31, 2024 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2025.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2024	2023	2022	2024	2023	2022
Discount rate
U.S. and Puerto Rico plans	5.20%	5.55%	3.01%	5.11%	5.46%	2.76%
International plans	3.41%	4.11%	1.55%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	6.65%	6.43%	5.00%	n/a	n/a	n/a
International plans	4.86%	4.93%	3.89%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	2.60%	2.93%	3.68%	n/a	n/a	n/a
International plans	3.32%	3.43%	3.17%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.75%	6.25%	6.50%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2032	2029	2029
We established the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on our asset allocation), as well as an analysis of current market and economic information and future expectations. We plan to use a 6.65% assumption for our U.S. and Puerto Rico plans for 2025.
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
The following tables summarize our pension plan financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Cash	$52
Fixed income securities
Cash equivalents	$179	$—	$179	$—	$—
U.S. government and government agency issues	135	—	135	—	—
Corporate bonds	357	—	357	—	—
Equity securities
Common stock	353	353	—	—	—
Mutual funds	199	199	—	—	—
Common/collective trust funds	540	—	—	—	540
Partnership investments	198	—	—	—	198
Other holdings	215	9	79	127	—
Fair value of pension plan assets	$2,228	$561	$750	$127	$738
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Cash	$60
Fixed income securities
Cash equivalents	$399	$—	$399	$—	$—
U.S. government and government agency issues	95	—	95	—	—
Corporate bonds	265	—	265	—	—
Equity securities
Common stock	344	344	—	—	—
Mutual funds	192	192	—	—	—
Common/collective trust funds	540	—	—	—	540
Partnership investments	216	—	—	—	216
Other holdings	239	12	72	155	—
Fair value of pension plan assets	$2,350	$548	$831	$155	$756
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Other holdings
Balance at December 31, 2022	$7
Purchases[1]	148
Balance at December 31, 2023	155
Unrealized gains (losses)	(24)
Sales	(7)
Purchases	3
Balance at December 31, 2024	$127
1 Purchases in 2023 included $148 million for an insurance contract buy-in related to our pension plan in the United Kingdom.

The assets and liabilities of our pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash equivalents	These largely consist of a short-term investment fund, U.S. Dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value.

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges.

Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager.

Common/collective trust funds	Values are based on the net asset value of the units held at year end.

Partnership investments	Values are based on the net asset value of the participation by us in the investment as determined by the general partner or investment manager of the respective partnership.

Other holdings	Other holdings includes assets valued by pricing vendors using pricing matrices or models that use observable inputs and an insurance contract held by our pension plan in the United Kingdom, which is measured using a discounted cash flow model. In addition to observable market inputs such as interest rates, the fair value measurement of the insurance contract also reflects unobservable inputs, such as qualitative judgments about pricing of similar contracts in the insurance market.

Expected Pension and OPEB Plan Funding
Our funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by us, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. In 2025, we have no obligation to fund our principal plans in the United States, but we regularly reassess the amount and timing of any discretionary contributions. Conversely, we do expect to make contributions of at least $26 million to our Puerto Rico plan and $7 million to our foreign pension plans in 2025. Additionally, we expect to have net cash outflows relating to our OPEB plans of approximately $16 million in 2025.
The following table details the funded status percentage of our pension plans as of December 31, 2024, including certain plans that are unfunded in accordance with the guidelines of our funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2024 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$1,763	$ n/a	$465	$ n/a	$2,228
PBO	2,015	183	518	33	2,749
Funded status percentage	87%	n/a	90%	n/a	81%
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
U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. We recognized expense of $119 million in 2024, $116 million in 2023 and $96 million in 2022 related to contributions to this plan.
NOTE 14

INCOME TAXES
Income (Loss) Before Income Tax Expense (Benefit) by Category

years ended December 31 (in millions)	2024	2023	2022
United States	$(1,499)	$(1,057)	$(3,858)
International	1,210	1,299	610
Income (loss) from continuing operations before income taxes	$(289)	$242	$(3,248)
Income Tax Expense (Benefit)

years ended December 31 (in millions)	2024	2023	2022
Current
United States
Federal	$19	$1	$9
State and local	21	9	—
International	259	307	116
Current income tax expense (benefit)	299	317	125
Deferred
United States
Federal	(197)	(123)	(264)
State and local	(21)	(25)	(49)
International	(44)	(108)	53
Deferred income tax expense (benefit)	(262)	(256)	(260)
Income tax expense (benefit)	$37	$61	$(135)

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2024	2023
Deferred tax assets
Accrued liabilities and other	$310	$282
Pension and other postretirement benefits	131	135
Tax credit and net operating loss carryforwards	750	723
Swiss tax reform net asset basis step-up	92	157
Operating lease liabilities	139	140
Valuation allowances	(536)	(584)
Total deferred tax assets	886	853
Deferred tax liabilities
Subsidiaries’ unremitted earnings	21	81
Long-lived assets and other	632	783
Operating lease right-of-use assets	132	131
Total deferred tax liabilities	785	995
Net deferred tax asset (liability)	$101	$(142)
At December 31, 2024, we had U.S. state operating loss carryforwards totaling $58 million, U.S. federal operating loss carryforwards totaling $13 million and tax credit carryforwards totaling $282 million, which includes a U.S. foreign tax credit carryforward of $184 million. The U.S. federal and state operating loss and tax credit carryforwards expire between 2025 and 2044, with $14 million of the operating loss carryforwards having no expiration date.
At December 31, 2024, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $74 million and foreign tax credit carryforwards totaling $14 million. The foreign operating loss carryforwards expire between 2025 and 2041 with $50 million having no expiration date. All of the foreign tax credit carryforwards have no expiration date.
Realization of the U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. A valuation allowance of $536 million and $584 million was recognized as of December 31, 2024 and 2023, respectively, to reduce the deferred tax assets associated with net operating loss and tax credit carryforwards because we do not believe it is more likely than not that these assets will be fully realized prior to expiration.
After evaluating relevant U.S. tax laws, any elections or other opportunities that may be available and the future expiration of certain U.S. tax provisions that will impact the utilization of our U.S. foreign tax credit carryforwards, management expects to be able to realize some, but not all, of the U.S. foreign tax credit deferred tax assets up to its recurring and non-recurring foreign inclusions. Therefore, a valuation allowance of $131 million and $130 million was recognized with respect to the foreign tax credit carryforwards as of December 31, 2024 and 2023, respectively. We will continue to evaluate the need for additional valuation allowances and, as circumstances change, the valuation allowance may change.
As a result of Swiss tax reform legislation enacted during 2019, we recognized an $863 million net asset tax basis step-up that is amortizable as a tax deduction ratably over tax years 2025 through 2029. A deferred tax asset of $92 million and $157 million for the tax basis step-up was recognized as of December 31, 2024 and 2023, respectively. We expect to realize some, but not all, of the Swiss deferred tax assets for that tax basis step-up based on expected future earnings generated by our Swiss subsidiary during the period in which the tax basis will be amortized. Therefore, a valuation allowance of $42 million and $90 million was recognized on the Swiss deferred tax assets for the tax basis step-up as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, we recorded an adjustment to the tax rate originally applied to the Swiss net asset tax basis step-up, and as a result recorded a net tax expense of $25 million to decrease the deferred tax asset by $59 million and the related valuation allowance by $34 million as of December 31, 2024. We evaluated the impact on prior periods and determined the impact was immaterial.

The following table is a summary of changes in our deferred tax valuation allowance for the years ended December 31, 2024, 2023 and 2022.

years ended December 31 (in millions)	2024	2023	2022
Balance at beginning of period	$584	$631	$326
Charged to income tax expense	48	87	313
Deductions	(73)	(139)	(1)
Currency translation adjustments	(23)	5	(7)
Balance at end of period	$536	$584	$631
Income Tax Expense (Benefit) Reconciliation

years ended December 31 (in millions)	2024	2023	2022
Income tax expense (benefit) at U.S. statutory rate	$(61)	$51	$(682)
Tax incentives	(176)	(200)	(156)
State and local taxes, net of federal benefit	(9)	(2)	(27)
Impact of foreign taxes	137	190	78
Non-deductible goodwill impairments	86	—	591
Notional interest deduction expense (benefit)	(37)	31	(306)
Valuation allowances	(25)	(51)	312
Stock compensation (windfall) shortfall tax expense (benefit)	9	10	(4)
Research and development tax credits	(19)	(17)	(8)
Uncertain tax positions	9	6	(7)
Unutilized foreign tax credits	15	32	32
Subpart F income	18	26	11
Foreign tax credits	(5)	(7)	4
Pillar Two taxes	11	—	—
Revaluation of Swiss basis step-up deferred tax asset	58	—	—
Tax law changes on Section 987	17	—	—
Other, net	9	(8)	27
Income tax expense (benefit)	$37	$61	$(135)
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
In 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was adversely impacted by a non-deductible impairment of goodwill and legislative changes under IRC Section 987 (which is the exchange gain or loss on foreign branch remittances in the U.S., effective in 2024), and a net revaluation of the Swiss basis step-up deferred tax asset and related valuation allowance that arose from Swiss tax reform legislation in 2019, partially offset by a favorable geographic earnings mix, a decrease in valuation allowance mainly related to U.S. foreign tax credit carryforward, and a tax benefit related to research and development tax credits.

In 2023, our effective income tax rate was impacted favorably by geographic earnings mix, a $50 million net tax benefit after related valuation allowances from notional interest deductions that are received by certain wholly-owned foreign subsidiaries that have financed their operations with equity capital and a $17 million tax benefit related to research and development tax credits, partially offset by tax shortfalls on stock compensation awards.
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
We plan to repatriate our foreign earnings with the exception of approximately $607 million of accumulated earnings that are indefinitely reinvested as of December 31, 2024 related to three of our foreign operations. Additional withholding and capital gain taxes of $70 million would be incurred if such earnings were remitted currently.
Our tax provisions for 2024, 2023 and 2022 do not include any significant tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
Unrecognized Tax Benefits
We classify interest and penalties associated with income taxes in income tax expense (benefit) within the consolidated statements of income (loss). Net interest and penalties recognized were not significant during 2024, 2023 and 2022. The liability recognized related to interest and penalties was $21 million and $17 million as of December 31, 2024 and 2023, respectively. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate are $51 million, $47 million and $31 million as of December 31, 2024, 2023 and 2022, respectively. We believe that it is reasonably possible that our gross unrecognized tax benefits will be reduced within the next 12 months by $13 million.
The following table is a reconciliation of our unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022.

as of and for the years ended (in millions)	2024	2023	2022
Balance at beginning of the year	$89	$87	$106
Increase associated with tax positions taken during the current year	10	9	11
Increase (decrease) associated with tax positions taken during a prior year	5	3	14
Settlements	(1)	(2)	(7)
Decrease associated with lapses in statutes of limitations	(7)	(8)	(37)
Balance at end of the year	$96	$89	$87
Of the gross unrecognized tax benefits, $39 million and $33 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Tax Incentives
We have received tax incentives in Puerto Rico, Switzerland, Dominican Republic, and Costa Rica. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense (benefit) reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings (loss) per diluted share by $0.34 in 2024, $0.39 in 2023 and $0.31 in 2022. The above grants provide that our manufacturing operations are and will be partially exempt from local taxes with varying expirations from 2024 to 2034.
Examinations of Tax Returns
As of December 31, 2024, we had ongoing audits in the United States, Germany, Italy and other jurisdictions. During 2022, we closed U.S. tax years 2017-2018 with the IRS with no material adjustments to our financial statements. Tax years 2019 and 2020 remain under examination by the IRS, including with respect to transfer pricing matters, and tax years 2012 and forward remain under examination by various foreign taxing authorities. While the final outcome of these matters is inherently uncertain, we believe we have made adequate tax provisions for all years subject to examination.

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
The following table is a reconciliation of net income (loss) attributable to Baxter stockholders.

years ended December 31(in millions)	2024	2023	2022
Income (loss) from continuing operations	$(326)	$181	$(3,113)
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	1
Income (loss) from continuing operations attributable to Baxter stockholders	(326)	181	(3,114)
Income (loss) from discontinued operations	(312)	2,482	692
Less: Net income attributable to noncontrolling interests included in discontinued operations	11	7	11
Income (loss) from discontinued operations attributable to Baxter stockholders	(323)	2,475	681
Net income (loss) attributable to Baxter stockholders	$(649)	$2,656	$(2,433)
The following table is a reconciliation of basic shares to diluted shares.

years ended December 31(in millions)	2024	2023	2022
Basic shares	510	506	504
Effect of dilutive securities	—	2	—
Diluted shares	510	508	504
Basic and diluted shares are the same for the years ended December 31, 2024 and 2022 due to our loss from continuing operations attributable to Baxter stockholders. The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 25 million, 19 million, and 22 million equity awards in 2024, 2023 and 2022, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 9 for additional information regarding items impacting basic shares.
NOTE 16

DERIVATIVES AND HEDGING ACTIVITIES
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

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Australian Dollar, Canadian Dollar, Chinese Renminbi, Japanese Yen, Mexican Peso, Indian Rupee and Swedish Krona. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $99 million and $340 million as of December 31, 2024 and 2023, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at December 31, 2024 is 11 months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of December 31, 2024 and 2023.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of December 31, 2024 and 2023.
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
In May 2019, we issued €750 million of 0.40% senior notes due May 2024, which we repaid in full on their maturity date. We had designated these debt obligations as hedges of our investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances were previously recorded as a component of AOCI. In October 2023, we dedesignated this previously designated net investment hedge and concurrently entered into a fair value hedging relationship as discussed in the “Fair Value Hedges” section above.
As of December 31, 2024, we had an accumulated pre-tax unrealized translation gain in AOCI of $124 million related to the Euro-denominated senior notes.

Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged items. However, if it is probable that hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. There were no cash flow hedge dedesignations in 2024, 2023 or 2022 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur. The losses relating to these terminations continue to be deferred and are being recognized consistent with the underlying hedged item, interest expense on the issuance of debt.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated in 2024, 2023 or 2022.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In October 2023, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above. There were no net investment hedges terminated in 2024 or 2022.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
The total notional amount of undesignated derivative instruments was $389 million and $305 million as of December 31, 2024 and 2023, respectively.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.

(in millions)	Gain (loss) recognized in OCI			Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
	2024	2023	2022		2024	2023	2022
Cash flow hedges
Interest rate contracts	$—	$—	$—	Interest expense, net	$(6)	$(6)	$(6)
Foreign exchange contracts	17	15	28	Cost of sales	8	15	26
Fair value hedges
Foreign exchange contracts	(3)	(4)	—	Other (income) expense, net	(5)	(3)	—
Net investment hedges	87	(58)	141	Other (income) expense, net	—	—	—
Total	$101	$(47)	$169		$(3)	$6	$20

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2024	2023	2022
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$(24)	$38	$—
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	(13)	2	(16)
Total		$(37)	$40	$(16)

The following table summarizes net-of-tax activity in AOCI, a component of stockholders’ equity, related to our cash flow hedges.

as of and for the year ended December 31 (in millions)	2024	2023	2022
Accumulated other comprehensive income (loss) balance at beginning of year	$(120)	$(119)	$(126)
(Loss) gain in fair value of derivatives during the year	10	5	22
Amount reclassified to earnings during the year	2	(6)	(15)
Accumulated other comprehensive income (loss) balance at end of year	$(108)	$(120)	$(119)
As of December 31, 2024, $1 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 11 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheet as of December 31, 2024.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$6	Accrued expenses and other current liabilities	$—
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	1	Accrued expenses and other current liabilities	2
Total derivative instruments		$7		$2
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

	December 31, 2024		December 31, 2023
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheets	$7	$2	$45	$5
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheets	(1)	(1)	(4)	(4)
Total	$6	$1	$41	$1
The following table presents the amounts recorded on the consolidated balance sheets related to fair value hedges:

	Carrying amount of hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items (a)
(in millions)	Balance as of December 31, 2024	Balance as of December 31, 2023	Balance as of December 31, 2024	Balance as of December 31, 2023
Long-term debt	$99	$100	$2	$3
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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$7	$—	$7	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	13	13	—	—
Total	$21	$13	$7	$1
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Contingent payments related to acquisitions	12	—	—	12
Total	$14	$—	$2	$12

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$45	$—	$45	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	44	44	—	—
Total	$90	$44	$45	$1
Liabilities
Foreign exchange contracts	$5	$—	$5	$—
Contingent payments related to acquisitions	14	—	—	14
Total	$19	$—	$5	$14
As of December 31, 2024 and 2023, cash and cash equivalents of $1.76 billion and $3.08 billion, respectively, included money market and other short-term funds of approximately $583 million and $1.63 billion, respectively, that are considered Level 2 in the fair value hierarchy.
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

	2024		2023
as of and for the years ended December 31 (in millions)	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$14	$1	$84	$27
Change in fair value recognized in earnings	—	—	(19)	(21)
Payments	(2)	—	(51)	—
Transfers out of Level 3	—	—	—	(5)
Fair value at end of period	$12	$1	$14	$1
During the year ended December 31, 2023, available-for-sale debt securities were reclassified from Level 3, upon conversion to marketable equity securities, which are classified as Level 1 in the fair value hierarchy, upon initial public offerings of the investees.
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

	Book values		Fair values(a)
as of December 31 (in millions)	2024	2023	2024	2023
Liabilities
Short-term debt	$2,126	$—	$2,126	$—
Current maturities of long-term debt and finance lease obligations	626	2,667	619	2,621
Long-term debt and finance lease obligations	10,374	11,089	9,295	10,026
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
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $37 million and $33 million at December 31, 2024 and 2023, respectively. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our consolidated balance sheets.

NOTE 18

SEGMENT AND GEOGRAPHIC INFORMATION
Our business is comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices, and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthetics and drug compounding services. Other sales not allocated to a segment primarily include sales of products and services provided directly through certain of our manufacturing facilities and royalty income under a business development arrangement that ended in early 2023 when we acquired the related product rights.
Disaggregation of Net Sales
The following tables present our U.S. and International disaggregated net sales.

for the years ended December 31	2024			2023			2022
(in millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Technologies	$2,279	$1,824	$4,103	$2,227	$1,733	$3,960	$2,241	$1,576	$3,817
Advanced Surgery	603	501	1,104	582	469	1,051	574	424	998
Medical Products & Therapies	2,882	2,325	5,207	2,809	2,202	5,011	2,815	2,000	4,815
Care and Connectivity Solutions	1,311	503	1,814	1,263	537	1,800	1,295	496	1,791
Front Line Care	843	294	1,137	905	308	1,213	840	308	1,148
Healthcare Systems & Technologies	2,154	797	2,951	2,168	845	3,013	2,135	804	2,939
Injectables and Anesthesia	780	593	1,373	759	588	1,347	682	623	1,305
Drug Compounding	—	1,038	1,038	—	902	902	—	821	821
Pharmaceuticals	780	1,631	2,411	759	1,490	2,249	682	1,444	2,126
Other[1]	34	33	67	66	21	87	137	40	177
Total Baxter	$5,850	$4,786	$10,636	$5,802	$4,558	$10,360	$5,769	$4,288	$10,057
1 In connection with the reclassification of our BPS business to discontinued operations during the second quarter of 2023, we reclassified $2 million of contract manufacturing revenues from the first quarter of 2023 and $37 million of sales for the year ended December 31, 2022 from BPS to Other (within continuing operations), as the related manufacturing facility was not part of that divestiture transaction.

Geographic Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

for the years ended December 31 (in millions)	2024	2023	2022
Net sales:
United States	$5,850	$5,802	$5,769
Emerging markets[1]	1,350	1,343	1,253
Rest of world [2]	3,436	3,215	3,035
Total net sales	$10,636	$10,360	$10,057
1 Emerging markets include sales from our operations in Eastern Europe, the Middle East, Africa, Latin America and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia and New Zealand.
Our property, plant and equipment and operating lease right-of-use assets, net are attributed to the following geographic regions.

as of December 31 (in millions)	2024	2023
Property, plant and equipment and operating lease right-of-use assets, net:
United States	$1,654	$1,615
Emerging markets	793	829
Rest of world	729	763
Total property, plant and equipment and operating lease right-of-use assets, net	$3,176	$3,207
Segment Information
Our chief operating decision maker who has been identified as our Chair, President and Chief Executive Officer, reviews the financial information presented for purposes of evaluating the performance of our segments and to make resource allocation decisions.
Segment operating income is the measure of segment profitability and represents income before income taxes, interest and other non-operating income or expense, unallocated corporate costs, intangible asset amortization and other special items. Special items, which are presented below in our reconciliations of segment operating income to income (loss) from continuing operations before income taxes, are excluded from segment operating income because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period.
Corporate costs, inclusive of global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. With the results of our former Kidney Care segment reported in discontinued operations, corporate costs that had previously been allocated to the Kidney Care segment which did not convey with the Kidney Care segment in the completed sale are now presented as unallocated corporate costs.
Segment results include net sales, cost of sales, selling general and administrative expenses, research and development expenses, and other segment items which are directly allocated to each segment. Beginning in 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following tables present our segment information of net sales, significant expenses and operating income during the periods presented.

	For the year ended December 31, 2024
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$5,207	$2,951	$2,411
Cost of sales	2,867	1,464	1,612
Selling, general and administrative expenses	1,176	836	396
Research and development expenses	216	184	91
Other segment items	(2)	(1)	(1)
Segment operating income	$950	$468	$313

	For the year ended December 31, 2023
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$5,011	$3,013	$2,249
Cost of sales	2,720	1,532	1,400
Selling, general and administrative expenses	1,097	822	363
Research and development expenses	222	176	86
Other segment items	—	—	(1)
Segment operating income	$972	$483	$401

	For the year ended December 31, 2022
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$4,815	$2,939	$2,126
Cost of sales	2,584	1,463	1,293
Selling, general and administrative expenses	1,069	827	361
Research and development expenses	202	155	81
Other segment items	(2)	—	—
Segment operating income	$962	$494	$391

The following table presents our reportable segment operating income and reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes.

for the years ended December 31 (in millions)	2024	2023	2022
Medical Products & Therapies	$950	$972	$962
Healthcare Systems & Technologies	468	483	494
Pharmaceuticals	313	401	391
Total reportable segment operating income	1,731	1,856	1,847
Other	18	18	77
Unallocated corporate costs	(275)	(355)	(367)
Intangible asset amortization expense	(625)	(590)	(679)
Business optimization items	(162)	(174)	(193)
European Medical Devices Regulation	(33)	(41)	(42)
Long-lived asset impairments	(50)	—	(344)
Legal matters	(17)	(7)	—
Acquisition and integration items	(23)	—	(213)
Product-related items	(15)	—	(44)
Hurricane Helene Costs	(110)	—	—
Loss on product divestiture arrangement	—	—	(54)
Goodwill impairments	(425)	—	(2,812)
Loss on subsidiary liquidation	—	—	(21)
Total operating income (loss)	14	707	(2,845)
Interest expense, net	341	439	394
Other (income) expense, net	(38)	26	9
Income (loss) from continuing operations before income taxes	$(289)	$242	$(3,248)
Additional financial information for our segments is as follows:

for the years ended December 31 (in millions)	2024	2023	2022
Depreciation Expense[1]:
Medical Products & Therapies	$201	$232	$217
Healthcare Systems & Technologies	109	108	117
Pharmaceuticals	62	54	59
Total depreciation expense	$372	$394	$393
1 Depreciation expense related to Corporate property, plant and equipment has been fully allocated to our segments and those allocations are reflected in the depreciation amounts presented herein.
Our chief operating decision maker does not receive asset or capital expenditure information by segment and, accordingly, we do not report that information for our segments.
NOTE 19

QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table represents data from our unaudited consolidated statements of income (loss) for the most recent eight quarters. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all normal recurring adjustments necessary to fairly state the information for the periods presented. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	2024
(in millions, except per share data)	First Quarter	Second Quarter[2]	Third Quarter	Fourth Quarter[3]	Full Year [1]
Net sales	$2,490	$2,694	$2,699	$2,753	$10,636
Gross margin	961	1,031	1,033	959	3,984
Income (loss) from continuing operations	6	95	61	(488)	(326)
Income (loss) from discontinued operations	33	(406)	83	(22)	(312)
Net income (loss)	39	(311)	144	(510)	(638)
Net income (loss) attributable to Baxter stockholders	37	(314)	140	(512)	(649)

Income (loss) from continuing operations per common share
Basic	$0.01	$0.19	$0.12	$(0.95)	$(0.64)
Diluted	$0.01	$0.19	$0.12	$(0.95)	$(0.64)
Income (loss) from discontinued operations per common share
Basic	$0.06	$(0.81)	$0.15	$(0.05)	$(0.63)
Diluted	$0.06	$(0.81)	$0.15	$(0.05)	$(0.63)
Net Income (loss) per common share
Basic	$0.07	$(0.62)	$0.27	$(1.00)	$(1.27)
Diluted	$0.07	$(0.62)	$0.27	$(1.00)	$(1.27)

	2023
(in millions, except per share data)	First Quarter	Second Quarter[4]	Third Quarter[5]	Fourth Quarter	Full Year [1]
Net sales	$2,441	$2,591	$2,599	$2,729	$10,360
Gross margin	964	1,030	1,056	1,100	4,150
Income (loss) from continuing operations	(48)	(27)	37	219	181
Income from discontinued operations	93	(112)	2,474	27	2,482
Net income (loss)	45	(139)	2,511	246	2,663
Net income (loss) attributable to Baxter stockholders	44	(141)	2,508	245	2,656

Income (loss) from continuing operations per common share
Basic	$(0.10)	$(0.05)	$0.07	$0.43	$0.36
Diluted	$(0.10)	$(0.05)	$0.07	$0.43	$0.36
Income from discontinued operations per common share
Basic	$0.19	$(0.23)	$4.88	$0.05	$4.89
Diluted	$0.19	$(0.23)	$4.86	$0.05	$4.87
Net Income (loss) per common share
Basic	$0.09	$(0.28)	$4.95	$0.48	$5.25
Diluted	$0.09	$(0.28)	$4.93	$0.48	$5.23
1The sum of per share amounts for quarterly periods may not equal full year amounts due to rounding.
2Our results from discontinued operations for the quarter ended June 30, 2024 included a $430 million charge related to a goodwill impairment of our Chronic Therapies reporting unit within our Kidney Care segment.

3Our results from continuing operations for the fourth quarter ended December 31, 2024 included a $425 million charge related to a goodwill impairment of our Front Line Care reporting unit within our Healthcare Systems & Technologies segment.
4Our results from discontinued operations for the quarter ended June 30, 2023 included $243 million of long-lived asset impairment charges resulting from our decision to cease production at one of our dialyzer manufacturing facilities.
5Our results from discontinued operations for the quarter ended September 30, 2023 included a gain of $2.88 billion from the sale of our BPS business, partially offset by $267 million of long-lived asset impairment charges related to our the hemodialysis business of our former Kidney Care segment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Baxter International Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Front Line Care Reporting Unit
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2024 was $5.3 billion, and the goodwill associated with the Front Line Care reporting unit was $1.99 billion. Management performs an impairment test in the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. If management determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or they do not elect the option to perform an initial qualitative assessment, they perform a quantitative goodwill impairment test. In the quantitative impairment test, management calculates the estimated fair value of the reporting unit, and if the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded. The fair values of the Company’s reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions in reporting unit fair value measurements generally include revenue growth rates, forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, discount rates, terminal growth rates and earnings multiples. In connection with the annual goodwill impairment assessment, management recorded a $425 million goodwill impairment related to the Front Line Care reporting unit.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Front Line Care reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rate, forecasted EBITDA margin, discount rate, and terminal growth rate used in the discounted cash flow model and earnings multiples used in the earnings multiples approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Front Line Care reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Front Line Care reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model and the earnings multiples approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model and the earnings multiples approach; (iv) and evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate, forecasted EBITDA margin, discount rate, terminal growth rate and earnings multiples. Evaluating management’s significant assumptions related to the revenue growth rate and forecasted EBITDA margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Front Line Care reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and the earnings multiples approach and (ii) the reasonableness of the discount rate, terminal growth rate and earnings multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2025
We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” “Ownership of Baxter Stock — Delinquent Section 16(a) Reports” and "Compensation Discussion and Analysis — Additional Compensation Governance — Prohibitions on Trading; No-Hedging" in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 6, 2025 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
Refer to information under the captions entitled “Executive Compensation,” "—Compensation and Human Capital Committee Report," “Corporate Governance at Baxter International Inc.—Director Compensation,” and “— Committees of the Board — CHC Committee Interlocks and Insider Participation” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information relating to shares of common stock that may be issued under our existing equity compensation plans as of December 31, 2024.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)(b))
Equity Compensation Plans Approved by Stockholders	25,169,949	(1)	$60.15	(2)	55,869,497	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—		—
Total	25,169,949	(4)	$60.15	(2)	55,869,497
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
(3)Includes (i) 7,676,283 shares of common stock available for purchase under the Employee Stock Purchase Plan and (ii) 48,191,214 shares of common stock available under the 2021 Incentive Plan.
(4)Includes outstanding awards of 17,381,375 stock options, which have a weighted-average exercise price of 60.15 and a weighted-average remaining term of 3.83 years, 6,940,259 shares of common stock issuable upon vesting of RSUs, and 602,107 shares of common stock reserved for issuance in connection with PSU grants.
Refer to information under the captions entitled “Ownership of Baxter Stock — Security Ownership by Directors and Executive Officers” and “— Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Refer to the information under the caption entitled “Corporate Governance at Baxter International Inc.—Board of Directors—Director Independence,” “— Proposal 1 — Election of Directors,” “— Committees of the Board,” and “—Board Responsibilities—Certain Relationships and Related Person Transactions” in the Proxy Statement, all of which information is incorporated herein by reference.
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

2.3
Equity Purchase Agreement, dated August 12, 2024, by and among Baxter International Inc., Spruce Bidco I, Inc., Spruce Bidco II, Inc., Spruce Bidco I Limited and CP Spruce Holdings, S.C.Sp. (incorporated by reference to Exhibit 2.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on August 13, 2024).

3.1*	Amended and Restated Certificate of Incorporation of Baxter International Inc., dated May 7, 2024

3.2*	Amended and Restated Bylaws of Baxter International Inc., dated November 26, 2024.

4.1(P)	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2*	Description of Securities Registered Under Section 12 of the Exchange Act.

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

4.5
Eighth Supplemental Indenture, dated August 13, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 3.650% Senior Notes due 2042) (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on August 13, 2012).

4.6
Ninth Supplemental Indenture, dated June 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee (including form of 4.500% Senior Notes due 2043) (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on June 11, 2013).

4.7
Tenth Supplemental Indenture, dated August 13, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including forms of 2.600% Senior Notes due 2026 and 3.500% Senior Notes due 2046) (incorporated by reference to Exhibit 4.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on August 15, 2016).

4.8
Eleventh Supplemental Indenture, dated as of May 30, 2017, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 1.300% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on May 30, 2017).

4.9
Twelfth Supplemental Indenture, dated as of May 15, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 1.300% Senior Notes due 2029) (incorporated by reference to Exhibit 4.2 of Baxter International Inc.’s Current Report on Form 8-K, filed on May 15, 2019).

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

Number and Description of Exhibit
4.12
Second Supplemental Indenture, dated as of November 2, 2020, to the Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 1.730% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on November 6, 2020).

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

4.15
First Supplemental Indenture, dated as of December 1, 2021, to the Indenture, dated as of December 1, 2021, between the Company and U.S. Bank National Association, as Trustee (including forms of 1.915% Senior Notes due 2027, 2.272% Senior Notes due 2028, 2.539% Senior Notes due 2032 and 3.132% Senior Notes due 2051) (incorporated by reference to Exhibit 4.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on December 2, 2021).

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

10.8
Fourth Amendment, dated as of March 21, 2024, to the Credit Agreement, dated as of September 30, 2021, as amended by that certain First Amendment, dated as of September 28, 2022, and that certain Second Amendment, dated as of September 28, 2022, and that certain Third Amendment, dated as of March 13, 2023, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 21, 2024).

Number and Description of Exhibit
10.9
Credit Agreement, dated as of July 17, 2024, among Baxter International Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on July 18, 2024).

10.10
Five-Year Credit Agreement, dated as of September 30, 2021, among the Company, as Borrower, the financial institutions named therein, as Banks, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and Citibank, N.A., as Syndication Agents (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 4, 2021).

10.11
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

10.12
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

10.13
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

10.14
Fourth Amendment, dated as of March 21, 2024, to the Five-Year Credit Agreement, dated as of September 30, 2021, as amended by that certain First Amendment, dated as of September 28, 2022, that certain Second Amendment, dated as of September 28, 2022, and that certain Third Amendment, dated as of March 13, 2023, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on March 21, 2024).

10.15
Second Guaranty Amendment, dated as of March 13, 2023, to the Amended and Restated Guaranty, dated as of October 1, 2021, as amended by that certain Second Amendment, dated as of September 28, 2022, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, J.P. Morgan SE, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 13, 2023)

10.16
Third Guaranty Amendment, dated as of March 21, 2024, to the Amended and Restated Guaranty, dated as of October 1, 2021, as amended by that certain Second Amendment, dated as of September 28, 2022, and that certain Second Guaranty Amendment, dated as of March 13, 2023, among Baxter Healthcare SA and Baxter World Trade SRL, as Borrowers, J.P. Morgan SE, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Current Report on Form 8-K, filed on March 21, 2024)

10.17
Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.18
Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.8 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 21, 2019).

C 10.19	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.20	Baxter International Inc. Equity Plan for the 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).
C 10.21	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.22	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

Number and Description of Exhibit
C 10.23	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.24	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to Baxter International Inc.’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.25
Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 29, 2015).

C 10.26	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on March 3, 2017).

C 10.27
Baxter International Inc. 2020 Equity Plan, effective as of March 16, 2020 (incorporated by reference to Exhibit 10.22 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.28
Baxter International Inc. Amended and Restated 2021 Incentive Plan (incorporated by reference to Appendix A to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2024).

C 10.29
Form of Performance Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.30
Form of Restricted Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.31
Form of Stock Option Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.32
Baxter International Inc. Directors' Deferred Compensation Plan (amended and restated effective January 31, 2024) (incorporated by reference to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 8, 2024.

C 10.33
Amended Offer Letter between the Company and José E. Almeida, dated as of July 25, 2023 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on July 27, 2023).

C 10.34
Offer Letter, dated September 26, 2023, by and between the Company and Joel Grade (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 3, 2023).

C 10.35	Offer Letter, dated April 22, 2023, by and between the Company and Christopher Toth (incorporated by reference to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 8, 2024.

C 10.36
Letter Agreement, dated February 1, 2025, by and between José E. Almeida and the Company (incorporated by reference to Baxter International Inc’s Current Report on Form 8-K, filed on February 3, 2025).

C 10.37	Letter Agreement, dated February 1, 2025, by and between Brent Shafer and the Company (incorporated by reference to Baxter International Inc’s Current Report on Form 8-K, filed on February 3, 2025).

C 10.38	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 21, 2014).

C 10.39
Baxter International Inc. Executive Officer Cash Severance Policy, effective February 13, 2023 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on February 14, 2023).

C 10.40
Baxter International Inc. Employee Stock Purchase Plan, as amended and restated effective July 1, 2011 (incorporated by reference to Appendix A to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

Number and Description of Exhibit
C 10.41
First Amendment to Baxter International Inc. Employee Stock Purchase Plan, dated as of July 15, 2016 (incorporated by reference to Exhibit 10.27 to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 23, 2017).

C 10.42
Baxter International Inc. Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2025 (incorporated by reference to Exhibit 10.2 to Baxter International Inc.'s Quarterly Report on Form 10-Q, , filed on November 2, 2024).

C 10.43	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on April 14, 2017).

C 10.44R
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

C 10.45
Baxter International Inc. and Subsidiaries Pension Plan, as amended and restated effective January 5, 2018 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.46
First Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.34 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.47
Second Amendment to the Baxter International Inc. and Subsidiaries Pension Plan (incorporated by reference to Exhibit 10.35 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.48
Baxter International Inc. and Subsidiaries Pension Plan II, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.36 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.49
Baxter International Inc. and Subsidiaries Supplemental Pension Plan, as amended and restated effective January 5, 2018 (incorporated by reference to Exhibit 10.3 to Baxter International Inc.’s Current Report on Form 8-K, filed on January 8, 2018).

C 10.50
Baxter International Inc. and Subsidiaries Deferred Compensation Plan, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 10.31 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 11, 2021).

C 10.51
Baxter International Inc. Management Incentive Compensation Program – 2020 Program Document (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on July 30, 2020).

C 10.52
New Change-in-Control Agreement, dated as of September 24, 2020, between the Company and José E. Almeida (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.53	Form of Amended Grandfathered Change-in-Control Agreement (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.54
Change in Control Agreement between the Company and Christopher Toth, dated as of June 15, 2023 (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Quarterly Report on Form 10-Q filed on July 27, 2023).

C 10.55	Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.4 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on October 29, 2020).

C 10.56
Baxter International Inc. Executive Severance Plan, as amended and restated effective July 15, 2024) (incorporated by reference to Exhibit 10.3 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on November 2, 2024).

19*	Baxter International Inc. Securities Trading Policy

21*	Subsidiaries of Baxter International Inc.

23*	Consent of PricewaterhouseCoopers LLP.

Number and Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Baxter International Inc. Mandatory Clawback Policy (incorporated by reference to Exhibit 97.1 to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 8, 2024).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

BAXTER INTERNATIONAL INC.

By:	/s/ Brent Shafer
Brent Shafer
Chair and Interim Chief Executive Officer
DATE: February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

Signature	Title

/s/ Brent Shafer	Chair and Interim Chief Executive Officer
Brent Shafer	(principal executive officer)

/s/ Joel T. Grade	Executive Vice President, Chief Financial Officer and Interim Chief Accounting Officer
Joel T. Grade	(principal financial officer and principal accounting officer)

/s/ William A. Ampofo II	Director
William A. Ampofo II

/s/ Jeffrey A. Craig	Director
Jeffery A. Craig

/s/ Patricia B. Morrison	Director
Patricia B. Morrison

/s/ Stephen N. Oesterle, M.D.	Director
Stephen N. Oesterle, M.D.

/s/ Stephen H. Rusckowski	Director
Stephen H. Rusckowski

/s/ Nancy M. Schlichting	Director
Nancy M. Schlichting

/s/ Cathy R. Smith	Director
Cathy R. Smith

/s/ Amy A. Wendell	Director
Amy A. Wendell

/s/ David S. Wilkes, M.D.	Director
David S. Wilkes, M.D.