Form 10-Q
period 2025-03-31
BAXTER INTERNATIONAL INC
filed 2025-05-06
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 30, 2025 was 513,174,623 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$2,294	1,764
Accounts receivable, net of allowances of $66 in 2025 and $71 in 2024	1,646	1,679
Inventories	2,170	2,046
Prepaid expenses and other current assets	925	753
Current assets of discontinued operations	—	2,611
Total current assets	7,035	8,853
Property, plant and equipment, net	2,717	2,870
Goodwill	5,338	5,275
Other intangible assets, net	5,081	5,223
Operating lease right-of-use assets	301	306
Other non-current assets	832	755
Non-current assets of discontinued operations	—	2,500
Total assets	$21,304	$25,782
Current liabilities:
Short-term debt	$11	$2,126
Current maturities of long-term debt and finance lease obligations	651	626
Accounts payable	963	968
Accrued expenses and other current liabilities	1,856	1,861
Current liabilities of discontinued operations	—	930
Total current liabilities	3,481	6,511
Long-term debt and finance lease obligations, less current portion	9,412	10,374
Operating lease liabilities	235	243
Other non-current liabilities	1,122	1,076
Non-current liabilities of discontinued operations	—	554
Total liabilities	14,250	18,758
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2025 and 2024	683	683
Common stock in treasury, at cost, 170,414,885 shares in 2025 and 172,567,636 shares in 2024	(10,937)	(11,059)
Additional contributed capital	6,309	6,421
Retained earnings	14,968	14,929
Accumulated other comprehensive loss	(3,942)	(4,010)
Total Baxter stockholders’ equity	7,081	6,964
Noncontrolling interests	(27)	60
Total equity	7,054	7,024
Total liabilities and equity	$21,304	$25,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2025	2024
Net sales	$2,625	$2,490
Cost of sales	1,764	1,529
Gross margin	861	961
Selling, general and administrative expenses	703	729
Research and development expenses	140	120
Other operating income, net	(40)	(3)
Operating income	58	115
Interest expense, net	64	78
Other (income) expense, net	(3)	(9)
Income (loss) from continuing operations before income taxes	(3)	46
Income tax expense (benefit)	(67)	40
Income (loss) from continuing operations	64	6
Income (loss) from discontinued operations, net of tax	62	33
Net income (loss)	126	39
Net income attributable to noncontrolling interests included in continuing operations	—	—
Net income attributable to noncontrolling interests included in discontinued operations	—	2
Net income attributable to noncontrolling interests	—	2
Net income (loss) attributable to Baxter stockholders	$126	$37
Income (loss) from continuing operations per common share
Basic	$0.13	$0.01
Diluted	$0.13	$0.01
Income (loss) from discontinued operations per common share
Basic	$0.12	$0.06
Diluted	$0.12	$0.06
Income (loss) per common share
Basic	$0.25	$0.07
Diluted	$0.25	$0.07
Weighted-average number of shares outstanding
Basic	512	508
Diluted	514	510
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended March 31,
	2025	2024
Income (loss) from continuing operations	$64	$6
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $6 and $13 for the three months ended March 31, 2025 and 2024, respectively.	(68)	(119)
Pension and other postretirement benefits, net of tax expense (benefit) of ($4) and $3 for the three months ended March 31, 2025 and 2024, respectively.	12	4
Hedging activities, net of tax expense (benefit) of ($1) and $2 for the three months ended March 31, 2025 and 2024, respectively.	(2)	8
Total other comprehensive income (loss) from continuing operations, net of tax	(58)	(107)
Comprehensive income (loss) from continuing operations	6	(101)
Income (loss) from discontinued operations, net of tax	62	33
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero and $(2) for the three months ended March 31, 2025 and 2024, respectively.	137	(65)
Pension and other postretirement benefits, net of tax expense (benefit) of $(3) and zero for the three months ended March 31, 2025 and 2024, respectively.	(11)	—
Total other comprehensive income (loss) from discontinued operations	126	(65)
Comprehensive income (loss) from discontinued operations	188	(32)
Comprehensive income (loss)	194	(133)
Less: Comprehensive income attributable to noncontrolling interests	—	2
Less: Other comprehensive loss attributable to noncontrolling interests	—	(4)
Comprehensive income (loss) attributable to Baxter stockholders	$194	$(131)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended March 31, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2025	683	$683	173	$(11,059)	$6,421	$14,929	$(4,010)	$6,964	$60	$7,024
Net income	—	—	—	—	—	126	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	(47)	—	(47)
Reclassification of other comprehensive income (loss) disposed in the Kidney Care separation	—	—	—	—	—	—	115	115	—	115
Stock issued under employee benefit plans and other	—	—	(3)	122	(112)	—	—	10	—	10
Dividends declared on common stock	—	—	—	—	—	(87)	—	(87)	—	(87)
Disposition of noncontrolling interest associated with the Kidney Care separation	—	—	—	—	—	—	—	—	(87)	(87)
Balance as of March 31, 2025	683	$683	170	$(10,937)	$6,309	$14,968	$(3,942)	$7,081	$(27)	$7,054

	For the three months ended March 31, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive loss	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2024	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
Net income	—	—	—	—	—	37	—	37	2	39
Other comprehensive income (loss)	—	—	—	—	—	—	(168)	(168)	(4)	(172)
Stock issued under employee benefit plans and other	—	—	(2)	100	(50)	—	—	50	—	50
Dividends declared on common stock	—	—	—	—	—	(148)	—	(148)	—	(148)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2024	683	$683	174	$(11,130)	$6,339	$16,003	$(3,722)	$8,173	$62	$8,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operations
Net income (loss)	$126	$39
Less: Income (loss) from discontinued operations, net of tax	62	33
Income (loss) from continuing operations	64	6
Adjustments to reconcile net loss to cash flows from operations:
Depreciation and amortization	247	271
Deferred income taxes	(142)	(58)
Stock compensation	10	17
Net periodic pension and other postretirement costs	(8)	(7)
Other long-lived asset impairments	22	—
Other	6	5
Changes in balance sheet items:
Accounts receivable, net	26	125
Inventories	(122)	(145)
Prepaid expenses and other current assets	(24)	(4)
Accounts payable	16	119
Accrued expenses and other current liabilities	(143)	(240)
Other	(51)	(22)
Cash flows from operations - continuing operations	(99)	67
Cash flows from operations - discontinued operations	(94)	96
Cash flows from operations	(193)	163
Cash flows from investing activities
Capital expenditures	(122)	(110)
Other investing activities, net	(2)	10
Cash flows from investing activities - continuing operations	(124)	(100)
Cash flows from investing activities - discontinued operations	3,389	(66)
Cash flows from investing activities	3,265	(166)
Cash flows from financing activities
Repayments of debt	(2,825)	(15)
Net decreases in debt with original maturities of three months or less	(300)	—
Cash dividends on common stock	(87)	(147)
Proceeds from stock issued under employee benefit plans	10	40
Other financing activities, net	(24)	(18)
Cash flows from financing activities	(3,226)	(140)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	36	(25)
Increase (decrease) in cash, cash equivalents and restricted cash	(118)	(168)
Cash, cash equivalents and restricted cash at beginning of period (1)	2,414	3,198
Cash, cash equivalents and restricted cash at end of period (1)	2,296	3,030
Less cash and cash equivalents of discontinued operations	—	200
Cash, cash equivalents and restricted cash of continuing operations	$2,296	$2,830
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of March 31, 2025, December 31, 2024, and March 31, 2024 (in millions):

	March 31, 2025	December 31, 2024	March 31, 2024
Cash and cash equivalents	$2,294	$1,764	$2,826
Restricted cash included in other non-current assets	2	2	4
Cash and cash equivalents of discontinued operations	—	648	200
Cash, cash equivalents and restricted cash	$2,296	$2,414	$3,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we, our or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report).
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
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds of approximately $3.3 billion, subject to certain post-closing adjustments. The financial position, results of operations and cash flows of our Kidney Care business, including the gain on sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying condensed consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations. See Note 2 for additional information.
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, North Carolina and disrupted operations at that facility. Since then, we have actively worked with customers, regulators and other stakeholders to manage inventory and minimize disruption to patient care as we worked towards resuming our North Cove manufacturing operations. While we continue to increase allocation levels across key impacted product groups, the facility was fully operational by the end of the first quarter of 2025. In the first quarter of 2025, we recorded $98 million of pre-tax net charges related to remediation, air freight and other costs as a result of the damages caused by Hurricane Helene. These amounts were recorded as a component of cost of sales in the condensed consolidated statements of income for the three month period ended March 31, 2025.
Risks and Uncertainties
Supply Constraints, Tariffs and Global Economic Conditions
We have experienced significant challenges to our global supply chain, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), higher transportation costs, adverse impacts from significant weather events (including Hurricane Helene, which caused the flooding of our North Cove facility), elevated inflation levels and interest rates, disruptions to certain ports of call and access to shipping ports around the world, the war in Ukraine, the conflict in the Middle East and other geopolitical events. While we have seen improvements in the availability of component parts and improved pricing in raw materials and on transportation costs, some of these challenges are expected to have a negative impact on our results of operations in the future. In addition, recent announcements regarding changes in U.S. trade policies and practices, including the implementation of global tariffs and proposed further tariffs (including potential pharmaceutical tariffs), and responses from other jurisdictions, have significantly affected financial markets and economic conditions. While we are in the process of implementing select offsets for 2025 and working to identify additional mitigation opportunities in 2025 and beyond, we currently expect that our results will be adversely affected (including as a result of a failure to achieve the anticipated offsets or an inability to identify additional mitigating actions). Additionally, continued global macroeconomic uncertainty, including in trade policies and practices, elevated tariffs and in operational and policy changes in the governments of the U.S. and other countries, could contribute to further market volatility, deteriorating or prolonged weakened economic conditions and decreased hospital capital spending levels, all of which could adversely affect our business, results of operations or financial condition. Sole source supplier relationships may limit our ability to respond to these tariffs with alternative of lower cost raw material or component parts.
We expect that these challenges, among other factors, may continue to have an adverse effect on our business.
2. DISCONTINUED OPERATIONS
A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The condensed consolidated financial statements reflect discontinued operations presentation as described below.
Discontinued Operations - Kidney Care
On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction. We recognized a pre-tax gain on the sale of $191 million ($111 million net of tax).
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
Upon closing of the sale of the Kidney Care business, pursuant to the Equity Purchase Agreement (EPA), Baxter and Vantive entered into several agreements, including a Manufacturing and Supply Agreement (Kidney Care MSA), a Transition Services Agreement (Kidney Care TSA), a Long Term Master Services Agreement, a Distribution Agreement and certain other arrangements providing for short-term supply of saline products, and an Intellectual Property Agreement. Pursuant to the Kidney Care MSA, Baxter and the Kidney Care divested entities provide each other with certain dialysis-related products, other products, product components and fulfillment services for up to 10 years post-closing (with certain extension rights and early exit rights as provided therein). Pursuant to the Kidney Care MSA, our sales to Vantive are recognized in net sales in the condensed consolidated statements of income (loss). Pursuant to the Kidney Care TSA, Baxter and the entities that were divested in connection with the Kidney Care sale (the Kidney Care divested entities) provide each other, on an interim basis, certain transitional services for up to 30 months post-closing (with certain extension rights and early exit rights as provided therein) to help ensure business continuity and help minimize disruptions to the operations of both parties post-closing. Services provided under the Kidney Care TSA include information technology applications and support, supply chain and certain other corporate and administrative services. Billings by us under the Kidney Care TSA are recorded in other operating income, net in the condensed consolidated statements of income. The costs to provide each respective service is recorded in the applicable expense category in the condensed consolidated statements of income (loss).
In accordance with the EPA, we have agreed to indemnify Vantive for certain items, including taxes imposed on or with respect to the Kidney Care divested entities, for pre-closing tax periods. The net indemnification liability as of March 31, 2025 was $37 million. Further, in accordance with the EPA, Baxter recorded a contingent liability for payments to reimburse Vantive for qualifying capital expenditures over a period of three years post sale. The contingent liability as of March 31, 2025 was $133 million. Certain of the business guarantees originally entered by us on behalf of the Kidney Care business were not released prior to the completion of the sale and remain outstanding. These legacy guarantees primarily relate to leases, performance contracts and ones to support regulatory requirements of the Kidney Care business. As of March 31, 2025, the total amount of Kidney Care business guarantees retained by us is approximately $300 million. Under terms of the EPA, Carlyle has agreed to indemnify us for any cost or expense, or payments made in the future under these arrangements.

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following tables summarize the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
Net sales	$352	$1,102
Cost of sales	206	676
Gross margin	146	426
Selling, general and administrative expenses	116	298
Research and development expenses	16	56
Operating income (loss)	14	72
Interest expense, net	13	—
Other (income) expense, net	7	2
Income (loss) from discontinued operations before gain on disposition and income taxes	(6)	70
Gain on disposition	191	—
Income tax expense (benefit)	123	37
Income from discontinued operations, net of tax	62	33
Less: Net income attributable to noncontrolling interest included in discontinued operations	—	2
Net income attributable to Baxter stockholders included in discontinued operations	$62	$31

For the three months ended March 31, 2025 and 2024, selling, general and administrative expenses (SG&A) includes $37 million and $88 million, respectively, of separation-related costs incurred in connection with the sale of our Kidney Care business.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations, related to our Kidney Care business, in the condensed consolidated balance sheets as of December 31, 2024:

(in millions)	December 31, 2024
Cash and cash equivalents	$648
Accounts receivable, net of allowances	942
Inventories	821
Prepaid expenses and other current assets	200
Current assets of discontinued operations	2,611
Property, plant and equipment, net	1,516
Goodwill	265
Other intangible assets, net	148
Operating lease right-of-use assets	204
Other non-current assets	367
Non-current assets of discontinued operations	2,500
Assets of discontinued operations	$5,111
Current maturities of finance lease obligations	$1
Accounts payable	344
Accrued expenses and other current liabilities	585
Current liabilities of discontinued operations	930
Long-term finance lease obligations, less current portion	37
Operating lease liabilities	173
Other non-current liabilities	344
Non-current liabilities of discontinued operations	554
Liabilities of discontinued operations	$1,484
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Balance at beginning of period	$71	$62
Charged to costs and expenses	(4)	(1)
Write-offs	(2)	(3)
Currency translation adjustments	1	(2)
Balance at end of period	$66	$56

Inventories

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$550	$510
Work in process	310	266
Finished goods	1,310	1,270
Inventories	$2,170	$2,046
Property, Plant and Equipment, Net

(in millions)	March 31, 2025	December 31, 2024
Property, plant and equipment, at cost	$7,431	$7,648
Accumulated depreciation	(4,714)	(4,778)
Property, plant and equipment, net	$2,717	$2,870
Other Current Assets and Liabilities
In connection with the sale of our Kidney Care business and pursuant to the EPA, the Kidney Care assets and liabilities in certain countries are to be transferred at a later date for operational, regulatory or other reasons. Accordingly, the related assets, primarily consisting of accounts receivable, of $95 million and liabilities, consisting of accounts payable, of $7 million of these deferred markets and are presented within prepaid and other current assets and accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2025.
In the first quarter of 2025, we signed a purchase agreement with a buyer to sell our manufacturing facility in Opelika, Alabama for $25 million, subject to the satisfaction of various closing conditions. The related assets are classified as held-for-sale and are presented within prepaid and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2025. While the closing remains subject to the satisfaction of various closing conditions, we currently expect the transaction to close in 2025 and the net book value of the assets as of March 31, 2025 approximates the transaction price net of estimated selling costs.
Interest Expense, Net

	Three Months Ended March 31,
(in millions)	2025	2024
Interest expense, net of capitalized interest	$81	$103
Interest income	(17)	(25)
Interest expense, net	$64	$78
Other (Income) Expense, Net

	Three Months Ended March 31,
(in millions)	2025	2024
Foreign exchange losses, net	$—	$14
Pension and other postretirement benefit plans	(11)	(13)
Change in fair value of marketable equity securities	1	(3)
Equity method investment impairment	9	—
Other, net	(2)	(7)
Other (income) expense, net	$(3)	$(9)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the three months ended March 31, 2025 and 2024 were $5 million and $16 million, respectively.

Purchases of property, plant and equipment included in accounts payable as of March 31, 2025 and 2024 were $39 million and $35 million, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Total
Balance as of December 31, 2024	$1,185	$3,550	$540	$5,275
Currency translation	38	8	17	63
Balance as of March 31, 2025	$1,223	$3,558	$557	$5,338
Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
December 31, 2024
Gross other intangible assets	$3,387	$3,131	$958	$86	$680	$107	$8,349
Accumulated amortization	(878)	(2,075)	(107)	(66)	—	—	(3,126)
Other intangible assets, net	$2,509	1,056	851	20	680	107	5,223
March 31, 2025
Gross other intangible assets	$3,389	$3,154	$953	$88	$680	$107	$8,371
Accumulated amortization	(932)	(2,170)	(119)	(69)	—	—	(3,290)
Other intangible assets, net	$2,457	$984	$834	$19	$680	$107	$5,081
Intangible asset amortization expense was $155 million and $158 million for the three months ended March 31, 2025 and 2024, respectively.
5. FINANCING ARRANGEMENTS
Significant Debt Activity
In February 2025, we repaid $1.00 billion under our $1.64 billion five-year term loan facility maturing in 2026.
Credit Facilities
On July 17, 2024, we entered into a credit agreement pursuant to which a group of banks provided us senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("the bridge facility"). Borrowings under the bridge facility were available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the sale of our Kidney Care business. Borrowings under the bridge facility bore interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We also incurred a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks’ funding commitments under the bridge facility terminated on December 31, 2024. Outstanding borrowings under the bridge facility were scheduled to mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we were required to use the net cash proceeds from certain transactions (including from the sale of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. The bridge facility contained financial and other covenants, including a net leverage covenant, and provided for customary events of default. There was $1.83 billion outstanding under this bridge facility as of December 31, 2024. In January 2025, we used a portion of the approximately $3.3 billion of net after-tax cash proceeds from the sale of our Kidney Care business to repay the $1.83 billion outstanding under the bridge facility, at which time it was terminated.
As of March 2025, we had a U.S. Dollar-denominated term loan credit facility, which had one tranche of term loans outstanding, a U.S Dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility. Our U.S. Dollar-denominated revolving credit facility has a current capacity of $2.00 billion and our Euro-denominated revolving credit facility has a capacity of €200 million. Each of the facilities is scheduled to mature in 2026. There were no borrowings outstanding under these credit facilities as of March 31, 2025 or December 31, 2024. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of March 31, 2025 we have capacity to draw $2.04 billion under our credit facilities.
Commercial Paper
There was no commercial paper outstanding as of March 31, 2025. As of December 31, 2024, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 4.78% and an original term of 45 days. In the first quarter of 2025, we repaid the $300 million balance outstanding as of December 31, 2024.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, employment and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2025 and December 31, 2024, our total recorded reserves with respect to legal and environmental matters were $46 million and $40 million, respectively.
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
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Additionally, we are a defendant in a separate matter regarding a seventh Superfund site. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of March 31, 2025 and December 31, 2024, our environmental reserves, which are measured on an undiscounted basis, were $28 million and $29 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.

General Litigation
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached an agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. On December 16, 2022, we filed a motion to dismiss and for a more definite statement. In response, Plaintiffs filed a First Amended Complaint on January 6, 2023. We answered the First Amended Complaint on January 27, 2023. The parties reached an agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023. Since December 2023, 41 lawsuits (after giving effect to the September 2024 amendment referenced below) have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. The plaintiffs seek damages in an unspecified amount. On July 16, 2024, Plaintiffs' counsel filed an omnibus motion seeking leave to add certain defendants to hundreds of previously-filed lawsuits, including Baxter with respect to 40 cases. The motion was denied on July 25, 2024, without prejudice to refiling multiple motions each addressing smaller groupings of cases and defendants. On September 11, 2024, the court granted leave to amend one previously-filed complaint to add Baxter as a defendant. In the second quarter of 2025, plaintiffs filed a motion to voluntarily dismiss Baxter from 29 of the filed cases, which was granted by the Court. The parties have reached an agreement in principle to resolve the remaining filed cases, along with certain additional matters, for an amount not material to Baxter.
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
On December 28, 2021, Linet Americas, Inc. (Linet) filed a complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Northern District of Illinois, captioned Linet Americas, Inc. v. Hill-Rom Holdings, Inc.; Hill-Rom Company, Inc.; Hill-Rom Services, Inc. Linet alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act of 1890, Section 3 of the Clayton Act, and the Illinois Antitrust Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. Hillrom filed an answer to the complaint on January 28, 2022 and filed a motion challenging certain aspects of plaintiff's case on May 27, 2022, which was denied on January 17, 2024, subject to further discovery. Fact discovery is ongoing.
On June 20, 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act and Section 3 of the Clayton Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. On September 30, 2024, the plaintiff filed a First Amended Complaint. On November 8, 2024, Hillrom

filed a Motion to Dismiss Plaintiff's Amended Complaint. Briefing was completed in January 2025, and the court held a hearing on the motion on March 25, 2025. The motion is pending before the court.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended March 31, 2025 and 2024 were $0.17 and $0.29, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first three months of 2025 and 2024 we did not repurchase any shares under this authority. We had $1.30 billion remaining available under the authorization as of March 31, 2025.
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
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2025 and 2024.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)
Other comprehensive income (loss) before reclassifications	(57)	14	—	—	(43)
Amounts reclassified from AOCI (a)	126	(13)	(2)	—	111
Net other comprehensive income (loss)	69	1	(2)	—	68
Balance as of March 31, 2025	$(3,361)	$(474)	$(110)	$3	$(3,942)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
Other comprehensive income (loss) before reclassifications	(180)	5	6	—	(169)
Amounts reclassified from AOCI (a)	—	(1)	2	—	1
Net other comprehensive income (loss)	(180)	4	8	—	(168)
Balance as of March 31, 2024	$(3,165)	$(448)	$(112)	$3	$(3,722)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income (loss) during the three months ended March 31, 2025 and 2024.

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from Kidney Care separation	$(126)	$—	Income from discontinued operations, net of tax
Less: Tax effect	—	—	Income from discontinued operations, net of tax
	$(126)	$—	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$3	$2	Other (income) expense, net
Pension settlement from Kidney Care separation	14	—	Income from discontinued operations, net of tax
	17	2	Total before tax
Less: Tax effect	(1)	(1)	Income tax expense
Less: Tax effect on pension settlement from Kidney Care separation	(3)	—	Income from discontinued operations, net of tax
	$13	$1	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$(1)	$2	Cost of sales
Interest rate contracts	4	(1)	Interest expense, net
Fair value hedges	—	(3)	Other (income) expense, net
	3	(2)	Total before tax
Less: Tax effect	(1)	—	Income tax expense
	$2	$(2)	Net of tax
Total reclassifications for the period	$(111)	$(1)	Total net of tax
(a)    Amounts in parentheses indicate reductions to net income
Refer to Note 11 for additional information regarding the amortization of pension and OPEB items and Note 14 for additional information regarding hedging activity.
9. REVENUES
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of our contracts have multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Our global payment terms are typically between 30 to 90 days.
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
As of March 31, 2025, we had $10.19 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Products & Therapies segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 15% of this amount as revenue over the remainder of 2025, 20% in 2026, 15% in each of 2027 and 2028 and 35% thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which include estimates of variable consideration primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three months ended March 31, 2025 and 2024 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.49 billion and $1.54 billion as of March 31, 2025 and December 31, 2024, respectively.
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

The following table summarizes our contract assets:

(in millions)	March 31, 2025	December 31, 2024
Contract manufacturing services	$4	$2
Software sales	39	44
Bundled equipment and consumable medical products contracts	89	87
Contract assets	$132	$133
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
The following table summarizes contract liability activity for the three months ended March 31, 2025 and 2024. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Three Months Ended March 31,
(in millions)	2025	2024
Balance at beginning of period	$171	$169
New revenue deferrals	128	93
Revenue recognized upon satisfaction of performance obligations	(124)	(91)
Currency translation	—	(2)
Balance at end of period	$175	$169
For the three months ended March 31, 2025 and 2024, $34 million and $43 million of revenue was recognized that was included in contract liabilities as of December 31, 2024 and 2023, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets	$54	$51
Other non-current assets	78	82
Contract assets	$132	$133

Accrued expenses and other current liabilities	$135	$131
Other non-current liabilities	40	40
Contract liabilities	$175	$171
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
The components of lease revenue for the three months ended March 31, 2025 and 2024 were:

	Three Months Ended March 31,
(in millions)	2025	2024
Sales-type lease revenue	$8	$2
Operating lease revenue	91	104
Variable lease revenue	7	8
Total lease revenue	$106	$114
Our net investment in sales-type leases was $47 million as of March 31, 2025, of which $13 million originated in 2021 and prior, $6 million in 2022, $7 million in 2023, $10 million in 2024, and $11 million in 2025.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization into verticalized segments, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $4 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. For segment reporting, business optimization charges are unallocated expenses.

During the three months ended March 31, 2025 and 2024, we recorded the following charges related to business optimization programs.

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring charges	$44	$17
Costs to implement business optimization programs	1	5
Total business optimization charges	$45	$22
Costs to implement business optimization programs for the three months ended March 31, 2025 and 2024, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three months ended March 31, 2025 and 2024, we recorded the following restructuring charges.

	Three months ended March 31, 2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$12	$13	$1	$26
Asset write offs	1	17	—	18
Total restructuring charges	$13	$30	$1	$44

	Three months ended March 31, 2024
(in millions)	COGS	SG&A	Total
Employee termination costs	$3	$11	$14
Contract termination and other costs	—	3	3
Total restructuring charges	$3	$14	$17

For the three months ended March 31, 2025, $25 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment.
For the three months ended March 31, 2024, $6 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to the implementation of our operating model intended to streamline our operations.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2024	$122
Charges	26
Payments	(36)
Currency translation	2
Liability balance as of March 31, 2025	$114
Substantially all of our restructuring liabilities as of March 31, 2025 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2025.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three Months Ended March 31,
(in millions)	2025	2024
Pension benefits
Service cost	$3	$6
Interest cost	34	45
Expected return on plan assets	(44)	(59)
Amortization of net losses and prior service costs	1	4
Net periodic pension cost	$(6)	$(4)
OPEB
Interest cost	$2	$2
Amortization of net loss and prior service credit	(4)	(5)
Net periodic OPEB cost (income)	$(2)	$(3)

12. INCOME TAXES
For the three months ended March 31, 2025 and 2024, our effective income tax rate differs significantly from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended March 31, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our near break-even pre-tax income and a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
For the three months ended March 31, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by income tax expense resulting from internal reorganization transactions related to the sale of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, and an increase in our liabilities for various uncertain tax positions.
13. EARNINGS PER SHARE
The numerator for both basic and diluted earnings per share (EPS) is net income (loss) attributable to Baxter stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The dilutive effect of outstanding stock options, RSUs and PSUs is reflected in the denominator for diluted EPS using the treasury stock method.
The following table is a reconciliation of income (loss) from continuing operations to net income (loss) attributable to Baxter stockholders.

	Three Months Ended March 31,
(in millions)	2025	2024
Income (loss) from continuing operations	$64	$6
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—
Income (loss) from continuing operations attributable to Baxter stockholders	64	6
Income (loss) from discontinued operations	62	33
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	2
Income (loss) from discontinued operations attributable to Baxter stockholders	62	31
Net income (loss) attributable to Baxter stockholders	$126	$37

The following table is a reconciliation of basic shares and diluted shares.

	Three Months Ended March 31,
(in millions)	2025	2024
Basic shares	512	508
Effect of dilutive securities	2	2
Diluted shares	514	510
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 20 million and 16 million shares issuable under equity awards for the three months ended March 31, 2025 and 2024, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Canadian Dollar, Australian Dollar, Indian Rupee, Turkish Lira, Japanese Yen, Mexican Peso, Korean Wan and Swiss Franc. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce our net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and then recognized in earnings consistent with the underlying hedged transaction. Cash flow hedges are classified in cost of sales and interest expense, net, and are primarily related to forecasted intra-company sales denominated in foreign currencies and forecasted interest payments on anticipated issuances of debt, respectively.
The notional amounts of foreign exchange contracts designated as cash flow hedges were $49 million and $99 million as of March 31, 2025 and December 31, 2024, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at March 31, 2025 is eight months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2025 and December 31, 2024.
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
There were no outstanding interest rate contracts designated as fair value hedges as of March 31, 2025 and December 31, 2024.
In October 2023, we entered into a foreign currency forward contract with a notional amount of $798 million and designated that derivative as a fair value hedge of our €750 million of 0.40% senior notes due May 2024. This forward contract matured in May 2024.

Net Investment Hedges
In May 2017, we issued €600 million of 1.3% senior notes due May 2025. We had designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances were previously recorded as a component of AOCI. In March 2025, we dedesignated this previously designated net investment hedge and concurrently entered into forward contracts to manage foreign exchange risk in earnings relating to these outstanding debt balances.
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
As of March 31, 2025, we had an accumulated pre-tax unrealized translation gain in AOCI of $63 million related to the Euro-denominated senior notes.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged transactions. However, if it is probable that the hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings.
There were no cash flow hedge dedesignations in the first three months of 2025 or 2024 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2025 or 2024.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In March 2025, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above. There were no net investment hedges terminated during the first three months of 2024.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
In March 2025, as discussed in the "Net Investment Hedges" section above, we entered into forward contracts with a notional amount of $655 million to hedge the repayment of our Euro-denominated senior notes due May 2025. The total notional amount of undesignated derivative instruments was $955 million as of March 31, 2025 and $389 million as of December 31, 2024.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended March 31, 2025 and

2024.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2025	2024		2025	2024
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	—	10	Cost of sales	4	2
Fair value hedges
Foreign exchange contracts	—	(2)	Other (income) expense, net	—	(3)
Net investment hedges	61	38	Other (income) expense, net	—	—
Total	$61	$46		$3	$(2)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2025	2024
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$—	$(23)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	(2)	(5)
Total		$(2)	$(28)
As of March 31, 2025, $2 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2025.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$3	Accrued expenses and other current liabilities	$—
Net investment hedges			Long-term debt and finance lease obligations, less current portion	761
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	4
Net investment hedges			Current maturities of long-term debt and finance lease obligations	648
Total derivative instruments		$3		$1,413

The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2024.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$6	Accrued expenses and other current liabilities	$—
Net investment hedges			Current maturities of long-term debt and finance lease obligations	618
Net investment hedges			Long-term debt and finance lease obligations, less current portion	727
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	1	Accrued expenses and other current liabilities	2
Total derivative instruments		$7		$1,347
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

	March 31, 2025		December 31, 2024
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$3	$4	$7	$2
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(2)	(2)	(1)	(1)
Total	$1	$2	$6	$1
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of March 31, 2025	Balance as of December 31, 2024	Balance as of March 31, 2025	Balance as of December 31, 2024
Long-term debt	$99	$99	$2	$2
(a) These fair value hedges were terminated in 2018 and earlier periods.

15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$3	$—	$3	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	12	12	—	—
Total	$16	$12	$3	$1
Liabilities
Foreign exchange contracts	$4	$—	$4	$—
Contingent payments related to acquisitions	12	—	—	12
Indemnifications related to Kidney Care separation[1]	37	—	—	37
Total	$53	$—	$4	$49
1 Recorded in connection with the sale of our Kidney Care business and was measured as of January 31, 2025. See Note 2 for additional information.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$7	$—	$7	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	13	13	—	—
Total	$21	$13	$7	$1
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Contingent payments related to acquisitions	12	—	—	12
Total	$14	$—	$2	$12
As of March 31, 2025 and December 31, 2024, cash and cash equivalents of $2.29 billion and $1.76 billion, respectively, included money market fund and other short-term funds of approximately $1.21 billion and $583 million, respectively, that are considered Level 2 in the fair value hierarchy.
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
In addition, we have contingent payments related related to the Kidney Care separation, which consist of reimbursements to Vantive for certain indemnifications contemplated in the EPA. For additional information on these items see Note 2.
The following table is a reconciliation of recurring fair value measurements that use significant unobservable inputs (Level 3), which consist of indemnifications related to the Kidney Care separation, contingent payments related to acquisitions and available-for-sale debt securities.

	Three Months Ended March 31,
	2025			2024
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$—	$12	$1	$14	$1
Additions	37	—	—	—	—
Fair value at end of period	$37	$12	$1	$14	$1

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of March 31, 2025 and December 31, 2024.

	Book values		Fair values(a)
(in millions)	2025	2024	2025	2024
Liabilities
Short-term debt	$11	$2,126	$11	$2,126
Current maturities of long-term debt and finance lease obligations	651	626	650	619
Long-term debt and finance lease obligations	9,412	10,374	8,398	9,295
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
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $37 million as of March 31, 2025 and December 31, 2024. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our condensed consolidated balance sheets.

16. SEGMENT INFORMATION
Our business is comprised of three segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices, and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia, and drug compounding. Other sales not allocated to a segment primarily includes sales to Vantive, pursuant to the Kidney Care MSA, and sales of products and services provided directly through certain of our manufacturing facilities.
Disaggregation of Net Sales
The following tables present our U.S. and International disaggregated net sales.

	Three Months Ended March 31,
	2025			2024
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies and Technologies	$584	$410	$994	$526	$440	$966
Advanced Surgery	145	123	268	147	116	263
Medical Products & Therapies	729	533	1,262	673	556	1,229
Care and Connectivity Solutions	316	111	427	278	124	402
Front Line Care	202	75	277	195	70	265
Healthcare Systems & Technologies	518	186	704	473	194	667
Injectables and Anesthesia	195	140	335	191	137	328
Drug Compounding	—	246	246	—	250	250
Pharmaceuticals	195	386	581	191	387	578
Other	48	30	78	11	5	16
Total Baxter	$1,490	$1,135	$2,625	$1,348	$1,142	$2,490

Geographic Sales Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

	Three Months Ended March 31,
(in millions)	2025	2024
United States	$1,490	$1,348
Emerging markets[1]	297	307
Rest of world[2]	838	835
Total Baxter	$2,625	$2,490
1 Emerging markets includes sales from our operations in Eastern Europe, the Middle East, Africa, Latin America, and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia, and New Zealand.
Segment Operating Income
In the first quarter of 2025, in conjunction with the change in our Chief Executive Officer, we determined that our chief operating decision maker (CODM) comprises of our Chair and Interim Chief Executive Officer, and the Executive Vice President, Chief Operating Officer and Interim Group President, Medical Products & Therapies, who review the financial information presented for purposes of evaluating the performance of our segments and to make resource allocation decisions. The change in CODM during the first quarter of 2025 did not result in a change in our segments.

Segment operating income is the measure of segment profitability and represents income before income taxes, interest and other non-operating income or expense, unallocated corporate costs, intangible asset amortization, and other special items. Special items, which are presented below in our reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes, are excluded from segment operating income because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period.
Corporate costs, inclusive of global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs.
Segment results include net sales, cost of sales, selling, general and administrative expenses, research and development expenses, corporate costs that had previously been allocated to our former Kidney Care segment which did not convey in the related sale, and other segment items which are directly allocated to each segment. Beginning in 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following table presents our segment information of net sales, significant expense and operating income during the periods presented.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$1,262	$704	$581	$1,229	$667	$578
Cost of sales	694	356	396	668	346	382
Selling, general and administrative expenses	286	217	103	284	207	96
Research and development expenses	59	45	26	52	47	22
Other segment items	(21)	(7)	(7)	(2)	—	—
Segment operating income	$244	$93	$63	$227	$67	$78

The following table presents our reportable segment operating income and reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes.

	Three Months Ended March 31,
(in millions)	2025	2024
Medical Products & Therapies	$244	$227
Healthcare Systems & Technologies	93	67
Pharmaceuticals	63	78
Total reportable segment operating income	400	372
Other	9	4
Unallocated corporate costs	(17)	(69)
Intangible asset amortization expense	(155)	(158)
Legal matters	(11)	—
Business optimization items	(45)	(22)
Acquisition and integration items	(1)	(5)
Separation-related costs	(13)	—
European Medical Devices Regulation	(5)	(7)
Hurricane Helene costs	(98)	—
Product-related items	(6)	—
Total operating income	58	115
Interest expense, net	64	78
Other (income) expense, net	(3)	(9)
Income from continuing operations before income taxes	$(3)	$46
Additional financial information for our segments is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Depreciation Expense[1]
Medical Products & Therapies	$49	$58
Healthcare Systems & Technologies	27	30
Pharmaceuticals	16	25
Total depreciation expense	$92	$113
1Depreciation expense related to Corporate property, plant and equipment has been fully allocated to our segments and those segment allocations are reflected in the depreciation amounts presented herein.
Our CODM does not receive asset or capital expenditure information by reportable segment and, accordingly, we do not report that information for our segments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 and 2024.
RECENT STRATEGIC ACTIONS
In mid-2022, our Board of Directors authorized a strategic review of our business portfolio, with the goal of increasing stockholder value. As part of that review process, we identified and evaluated a range of potential strategic actions, including opportunities for sales and other separation transactions. In January 2023, following the completion of that review, we announced a number of planned strategic actions, as discussed below, which were intended to enhance our operational effectiveness, accelerate innovation and drive additional stockholder value. We completed the last of these strategic actions on January 31, 2025 in connection with the sale of our Kidney Care business.
Sale of Kidney Care Business
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain closing adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds of approximately $3.3 billion, subject to certain post-closing adjustments. As of March 31, 2025, we repaid $3.13 billion of short- and long-term indebtedness primarily with the net after-tax cash proceeds from the sale of our Kidney Care business, and we expect to use substantially all of the remaining net after-tax proceeds to continue to repay indebtedness through the second quarter of 2025.
The financial position, results of operations and cash flows of our Kidney Care business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying condensed consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations.
We expect to incur dis-synergies following our sale of our Kidney Care business due to the reduced size of our company and, as a result, we have begun to undertake certain actions (and intend to undertake additional actions) to help ensure our cost structuring is appropriate to support our remaining business.
See Notes 2 and 5 of this Quarterly Report on Form 10-Q for additional information.
Implementation of Operating Model and Resulting Segment Change
In the third quarter of 2023, we completed the implementation of an operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this operating model, our business is currently comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. Our segments were changed during the third quarter of 2023 to align with our operating model.
The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including surgical video technologies, precision positioning devices and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthetics and drug compounding services. Other sales not allocated to a segment primarily includes sales to Vantive, pursuant to the Manufacturing and Supply Agreement (Kidney Care MSA), and sales of products and services provided directly through certain of our manufacturing facilities.

For financial information about our segments, see Note 16 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, North Carolina and disrupted operations at that facility. While we continue to increase allocation levels across key impacted product groups, the facility was fully operational by the end of the first quarter of 2025. See Note 1 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Supply Constraints, Tariffs and Global Economic Conditions
We have experienced significant challenges to our global supply chain, including production delays and interruptions, increased costs and shortages of raw materials and component parts (including resins and electromechanical devices), higher transportation costs, adverse impacts from significant weather events (including Hurricane Helene, which resulted in the flooding of our North Cove facility), elevated inflation levels and interest rates, disruptions to certain ports of call and access to shipping ports around the world, the war in Ukraine, the conflict in the Middle East, and other geopolitical events. While we have seen improvements in the availability of component parts and improved pricing in raw materials and on transportation costs, some of these challenges are expected to have a negative impact on our results of operations in the future. In addition, recent announcements regarding changes in U.S. trade policies and practices, including the implementation of global tariffs and proposed further tariffs (including potential pharmaceutical tariffs), and responses from other jurisdictions, have significantly affected financial markets and economic conditions. While we are in the process of implementing select offsets for 2025 and working to identify additional mitigation opportunities in 2025 and beyond, we currently expect that our results will be adversely affected (including as a result of a failure to achieve the anticipated offsets or an inability to identify additional mitigating actions). Additionally, continued global macroeconomic uncertainty, including in trade policies and practices, elevated tariffs and in operational and policy changes in the governments of the U.S. and other countries, could contribute to further market volatility, deteriorating or prolonged weakened economic conditions and decreased hospital capital spending levels, all of which could adversely affect our business, results of operations or financial condition. Sole source supplier relationships may limit our ability to respond to these tariffs with alternative or lower cost raw materials or component parts.

Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The aforementioned tariffs and any retaliatory countermeasures, operational and policy changes in the governments of the U.S. and other countries, the war in Ukraine, the conflict in the Middle East, other geopolitical events (and the potential for escalation of these and other conflicts), and recent political changes to trade policies, have increased the levels of economic and political uncertainty and we continue to closely monitor the developing situations and the estimated impact on our business, results of operations, financial condition and cash flows. While we have substantially completed our wind down efforts related to our business in Russia, a significant escalation or expansion of economic disruption or the current scope of the war in Ukraine could have an adverse effect on our operations (including our supply chain) in the region.

The existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and is likely in the future to result in, higher interest rates, shipping costs, labor costs, and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased, and could continue to increase, our costs of sourcing certain raw materials in some jurisdictions. We have experienced and are likely in the future to experience inflationary increases in manufacturing costs and operating expenses (including as a result of the aforementioned tariffs) and may be limited in our ability to pass these cost increases on to our customers in a timely manner or at all due to the longer term nature of our customer contracts and arrangements, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations (as described in Item 1, Government Regulation, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024) require that we obtain specific approval from the Food and Drug Administration (FDA) or applicable non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals or clearances (including temporary importation authorizations) could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, FDA in the United States, the European Medicines Agency in Europe, the China Food and Drug Administration in China, and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, pricing, distribution, and post-market surveillance of our products. Our failure to comply with these requirements may subject us to various actions, including warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses, and may have a material adverse impact on our results of operations.
For further discussion, please refer to Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
NON-GAAP FINANCIAL MEASURES
Our presentation of percentage changes in net sales at operational sales growth excludes the impact of the Kidney Care MSA sales not reflected in reportable segments, reflects the exit of IV solutions in China in our Infusion Therapies & Technologies division, in our Medical Products & Therapies reportable segment, and is calculated at constant currency rates. Constant currency rates are computed using current period local currency sales at the prior period’s foreign exchange rates. Operational sales growth is a non-GAAP financial measure. This measure provides information about growth (or declines) in our net sales as if the Kidney Care MSA and the exit of IV solutions in China had no impact on our sales and foreign currency exchange rates had not changed between the prior period and the current period. We believe that the non-GAAP measure of percent change in net sales at operational sales growth, when used in conjunction with the U.S. GAAP measure of percent change in net sales at actual rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
RESULTS OF OPERATIONS
Net income (loss) attributable to Baxter stockholders for the three months ended March 31, 2025 was $126 million, or $0.25 per diluted share, compared to $37 million, or $0.07 per diluted share for the three months ended March 31, 2024. For the three months ended March 31, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $194 million, or $0.37 per diluted share. For the three months ended March 31, 2024, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $294 million, or $0.58 per diluted share.
Net income (loss) from continuing operations for the three months ended March 31, 2025 was $64 million, or $0.13 per diluted share, compared to $6 million, or $0.01 per diluted share for the three months ended March 31, 2024. Net income (loss) from continuing operations for the three months ended March 31, 2025 included special items that adversely impacted net income (loss) by $221 million, or $0.42 per diluted share. Net income (loss) from continuing operations for the three months ended March 31, 2024 included special items that adversely impacted net income (loss) by $177 million, or $0.35 per diluted share.
See the subsection entitled “Special Items” for information about special items for all periods presented.

CONSOLIDATED NET SALES

	Three Months Ended March 31,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
United States	$1,490	$1,348	11%	7%
Emerging markets[2]	297	307	(3)%	4%
Rest of world[3]	838	835	0%	2%
Total net sales	$2,625	$2,490	5%	5%

1     Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
2    Emerging markets includes sales from our operations in Eastern Europe, the Middle East, Africa, Latin America, and Asia (except for Japan).
3    Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia, and New Zealand.
In the first quarter of 2025, the Kidney Care MSA sales favorably impacted sales growth by 3% and the exit of IV solutions in China adversely impacted sales by 1%. Additionally, in the first quarter of 2025, foreign currency rates adversely impacted net sales growth by 2%, compared to the prior year period, due to the weakening of the U.S. Dollar relative to the Euro, Australian Dollar, Canadian Dollar, Brazilian Real and the Mexican Peso.
NET SALES BY SEGMENT
Medical Products & Therapies
Our Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products.

	Three Months Ended March 31,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Infusion Therapies and Technologies	$994	$966	3%	6%
Advanced Surgery	268	263	2%	4%
Total Medical Product & Therapies net sales	$1,262	$1,229	3%	6%

1     Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product and Therapies segment net sales increased 3% in the first quarter of 2025, as compared to the prior year period.
Infusion Therapies and Technologies net sales increased 3% in the first quarter of 2025, as compared to the prior year period. Sales performance in the first quarter of 2025 primarily reflected growth in Infusion Systems as a result of increased U.S. sales for our infusion pump portfolio. Growth in our IV Solutions business was the result of price increases globally, but also benefited from the build back of distributor inventory in the U.S. following the flooding at our North Cove facility in Marion, North Carolina caused by Hurricane Helene in September 2024. The distributor build was offset by reduced U.S. demand as hospital customers continued fluid conservation efforts during the first quarter of 2025 originally instituted in response to Hurricane Helene. We expect some hospital customers to continue a level of conservation during 2025 with the impact waning over the course of the year as product allocations are lifted. Nutrition sales in the quarter reflected price increases globally and growth in the U.S. driven by the clearance of back orders and some distributor stock replenishment. The previously announced exit of IV solutions in China adversely impacted sales growth by 1% and foreign currency exchange rates adversely impacted sales growth by 2%, as compared to the prior year period.
Advanced Surgery net sales increased 2% in the first quarter of 2025, as compared to the prior year period. Sales performance was primarily driven by growth in hemostats and sealants and was primarily attributable to increased sales volume outside the U.S.. Foreign currency exchange rates adversely impacted sales growth by 2%, as compared to the prior year period.

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

	Three Months Ended March 31,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Care and Connectivity Solutions	$427	$402	6%	7%
Front Line Care	277	265	5%	5%
Total Healthcare Systems & Technologies net sales	$704	$667	6%	6%

1     Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales increased 6% in the first quarter of 2025, as compared to the prior year period.
Care and Connectivity Solutions net sales increased 6% in the first quarter of 2025, as compared to the prior year period. Sales performance was primarily driven by increased order volume associated with increased capital spending in the U.S., as compared to the prior year period, as well as higher installations of our care communications products. These increases were partially offset by lower international sales. Foreign currency exchange rates adversely impacted sales growth by 1%, as compared to the prior year period.
Front Line Care net sales increased 5% in the first quarter of 2025, as compared to the prior year period. Sales performance was primarily driven by increased demand across a majority of our products including patient monitoring systems, cardiology products and physical assessment tools.
Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

	Three Months Ended March 31,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Injectables and Anesthesia	$335	$328	2%	4%
Drug Compounding	246	250	(2)%	2%
Total Pharmaceuticals net sales	$581	$578	1%	3%

1     Percent change in net sales at operational growth rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Pharmaceuticals segment net sales increased 1% in the first quarter of 2025, as compared to the prior year period.
Injectables and Anesthesia net sales increased 2% in the first quarter of 2025, as compared to the prior year period. Sales performance was primarily due to growth in our specialty injectable products, driven by strong sales volume in our core portfolio and recent product launches, partially offset by declines for inhaled anesthetics. Foreign currency exchange rates adversely impacted sales growth by 2%, as compared to the prior year period.
Drug Compounding net sales decreased 2% in the first quarter of 2025, as compared to the prior year period. Sales performance was driven by decreased demand for our international pharmacy compounding offerings due, in part, to the short-term outsourcing of compounding activities by select customers in the prior year which did not continue in the current year. Foreign currency exchange rates adversely impacted sales growth by 4%, as compared to the prior year period.

Other
During the three months ended March 31, 2025 and 2024, we earned $78 million and $16 million, respectively, of revenues that were not attributable to our reportable segments. In the current year period, Other sales primarily represented revenue recognized under the Kidney Care MSA and to a lesser extent, revenues earned by certain of our manufacturing facilities from contract manufacturing activities. In the prior year period, Other sales primarily represented revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The increase in Other sales for the three months ended March 31, 2025 as compared to the prior year period reflects the impact of the Kidney Care MSA entered into upon the sale of our Kidney Care business in January 2025.
COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Gross Margin
Intangible asset amortization expense	$(104)	$(106)
Business optimization items[1]	(13)	(5)
Acquisition and integration items[2]	—	(1)
European medical devices regulation[3]	(5)	(7)
Product related items[5]	(6)	—
Hurricane Helene costs[6]	(98)	—
Legal matters[7]	(11)	—
Total Special Items	$(237)	$(119)
Impact on Gross Margin Ratio	(9.0) pts	(4.8) pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$51	$52
Business optimization items[1]	30	17
Acquisition and integration items[2]	1	4
Separation-related costs[4]	13	$—
Total Special Items	$95	$73
Impact on SG&A Ratio	3.6 pts	3.0 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$2	$—
Total Special Items	$2	$—
Impact on R&D Ratio	(0.0) pts	0.0 pts
Other (Income) Expense, net
Investment impairments[8]	$9	$—
Acquisition and integration items[2]	5	—
Total Special Items	$14	$—
Income Tax Expense
Tax matters[9]	$(43)	$32
Tax effects of special items[10]	(84)	(47)
Total Special Items	$(127)	$(15)
Impact on Effective Tax Rate	2,215.9 pts	63.9 pts
1Our results for first quarter of 2025 and 2024 included business optimization charges of $45 million and $22 million, respectively. These restructuring and business optimization costs in 2025 included costs primarily related to its initiatives to reduce our cost structure following the sale of our former Kidney Care segment. These restructuring and business optimization costs in 2024 included costs primarily related to the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities and to a lesser extent, third-party costs incurred to support the transformation of certain general and administrative functions. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results for the first quarter of 2025 included $6 million of integration costs which primarily reflected the recognition of a noncash impairment of properly, plant and equipment related to integration activities. Our results for the first quarter of 2024 included $5 million of integration costs which primarily reflected third party consulting costs related to our integration of Hillrom.
3Our results for the first quarter of 2025 and 2024 included $5 million and $7 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory change and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
4Our results for the first quarter of 2025 included $13 million of separation-related costs primarily reflecting costs of external advisors supporting our activities related to the separation of our Kidney Care segment.
5Our results for the first quarter of 2025 included charges of $6 million related to a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022.
6Our results in the first quarter of 2025 included pre-tax charges of $98 million related to damages caused by Hurricane Helene. This amount consisted of remediation, air freight and other costs. Refer to Note 1 in Item 1 of this Quarterly Report on Form 10-Q for further information.
7Our results in the first quarter of 2025 included charges of $11 million related to matters involving alleged injury from environmental exposure.
8Our results in first quarter of 2025 included $9 million of losses from a noncash impairment write-down in an equity method investment.
9Our results in the first quarter of 2025 included $43 million of income tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss. Our results in the first quarter of 2024 included $32 million of income tax expense driven by a change in its permanent reinvestment assertion resulting from internal reorganization transactions related to the sale of our Kidney Care segment.
10This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Gross Margin and Expense Ratios

	Three Months Ended March 31,
	2025	% of net sales	2024	% of net sales	$ change	% change
Gross margin	$861	32.8%	$961	38.6%	$(100)	(10.4)%
SG&A	$703	26.8%	$729	29.3%	$(26)	(3.6)%
R&D	$140	5.3%	$120	4.8%	$20	16.7%

Gross Margin
Our gross margin ratio was 32.8% and 38.6% for the three months ended March 31, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 9.0 and 4.8 percentage points on the gross margin ratio for the three months ended March 31, 2025 and 2024, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of special items, the gross margin ratio decreased by 1.6% percentage points in the first quarter of 2025 compared to the prior year period. The lower gross margins were driven primarily by the impact of the Kidney Care MSA and increased shipping costs, partially offset by initiatives to reduce our manufacturing and supply chain costs.
SG&A
Our SG&A expenses ratio was 26.8% and 29.3% for the three months ended March 31, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.6 and 3.0 percentage points on the SG&A expenses ratio for the three months ended March 31, 2025 and 2024, respectively.
Excluding the impact of special items, the SG&A expenses ratio decreased by 3.1 percentage points in the first quarter of 2025 compared to the prior year period. The decrease primarily reflects an updated estimate of indirect costs previously recorded in SG&A now capitalized into inventory after the separation of our Kidney Care business.

R&D
Our R&D expenses ratio was 5.3% and 4.8% for the three months ended March 31, 2025 and 2024, respectively. The special items identified earlier in this section had no impact on the R&D expense ratio in the first quarter of 2025 and 2024.
The R&D expenses ratio increased by 0.5 percentage points in the first quarter of 2025, compared to the prior year period, primarily reflecting increased project-related expenditures.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts have included restructuring the organization into verticalized segments, optimizing our manufacturing footprint, R&D operations, and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The related costs of these actions consisted primarily of employee termination costs, implementation costs, contract termination costs, and asset impairments.
For the three months ended March 31, 2025, $25 million of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $4 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $40 million and $3 million in the first quarter of 2025 and 2024, respectively. In the first quarter of 2025, this amount was primarily related to the income recognized under the Kidney Care TSA entered into upon the sale of the Kidney Care business in January 2025.
Interest Expense, Net
Interest expense, net was $64 million and $78 million in the first quarter of 2025 and 2024, respectively. The decrease in 2025 was driven by debt repayments in first quarter of 2025 and the fourth quarter of 2024.
Other (Income) Expense, net
Other (income) expense, net was income of $3 million and $9 million in the first quarter of 2025 and 2024, respectively. In the current and prior year periods, other income, net was primarily driven by pension and other postretirement benefits.
Income Taxes
For the three months ended March 31, 2025 and 2024, our effective income tax rate differs significantly from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended March 31, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our near break-even pre-tax income and a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
For the three months ended March 31, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by income tax expense resulting from internal reorganization transactions related to the sale of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, and an increase in our liabilities for various uncertain tax positions.

The Organization of Economic Co-operation and Development (OECD) reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. We currently expect that the impact of the Pillar Two legislation on our income tax expense for the year ending December 31, 2025 is not expected to be material. We will continue to evaluate the impact of legislative changes as additional guidance becomes available.
Discontinued Operations
On January 31, 2025, we completed the sale of our Kidney Care business and its results have been presented as discontinued operations for the three months ended March 31, 2025 and 2024. Income from discontinued operations, net of tax was $62 million in the first quarter of 2025, compared to $33 million in the first quarter of 2024.The increase in the current year period was primarily driven by the $191 million pre-tax gain from the sale our Kidney Care business ($111 million net of tax). Refer to Note 2 within Item 1 for additional information.
SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three Months Ended March 31,
(in millions)	2025	2024
Medical Products & Therapies	$244	$227
% of Segment Net Sales	19.3%	18.5%
Healthcare Systems & Technologies	93	67
% of Segment Net Sales	13.2%	10.0%
Pharmaceuticals	63	78
% of Segment Net Sales	10.8%	13.5%
Total reportable segment operating income	400	372
Other	9	4
Unallocated corporate costs	(17)	(69)
Intangible asset amortization expense	(155)	(158)
Legal matters	(11)	—
Business optimization items	(45)	(22)
Acquisition and integration items	(1)	(5)
Separation-related costs	(13)	—
European Medical Devices Regulation	(5)	(7)
Product-related items	(6)	—
Hurricane Helene Costs	(98)	—
Total operating income	58	115
Interest expense, net	64	78
Other (income) expense, net	(3)	(9)
Loss from continuing operations before income taxes	$(3)	$46
Medical Products & Therapies
Segment operating income was $244 million and $227 million in the first quarter of 2025 and 2024, respectively. The increase in segment operating income in the first quarter compared to the prior year period was primarily driven by increased pricing, partially offset by increased manufacturing and supply costs and R&D investments.
Healthcare Systems & Technologies
Segment operating income was $93 million and $67 million in the first quarter of 2025 and 2024, respectively. Segment operating income increased in the first quarter compared to the prior year period primarily due to increased gross profit from higher sales.

Pharmaceuticals
Segment operating income was $63 million and $78 million in the first quarter of 2025 and 2024, respectively. Segment operating income decreased in the first quarter compared to the prior year period due to lower gross margin percentages, primarily driven by increased product costs, increased royalties due to commercial sales growth, and higher corporate shared costs post separation of our Kidney Care business.
Other
Other operating income, which represents operating income not attributable to our reportable segments, was $9 million and $4 million in the first quarter of 2025 and 2024, respectively. In the current year period, other operating income primarily represents income from revenues earned under the Kidney Care MSA. In the prior year period, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The increase in the current year compared to the prior year period reflects the revenues earned under the Kidney Care MSA following the closing of the sale of the Kidney Care business on January 31, 2025.
Unallocated Corporate Costs
Under our operating model, most global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that are not allocated to our segments, as well as any differences between actual corporate costs and the amounts allocated to our segments, are presented as unallocated corporate costs. Additionally, intangible asset amortization and other special items are not allocated to our segments. Certain of the costs that were previously maintained at corporate under our prior segment structure that are now allocated to our segments include manufacturing variances and centrally managed supply chain costs, certain R&D costs, product category support costs, stock compensation expense, and certain employee benefit plan costs.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the three-month periods ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operations - continuing operations	$(99)	$67
Cash flows from investing activities - continuing operations	(124)	$(100)
Cash flows from financing activities	(3,226)	$(140)
Cash Flows from Operations - Continuing Operations
For the three months ended March 31, 2025 cash used in operations from continuing operations were $99 million. For the three months ended March 31, 2024, operating cash flows from continuing operations were $67 million. Operating cash flows from continuing operations in the current year period were unfavorably impacted by accounts payable payments related to Hurricane Helene and the timing of accounts receivable collections.
Cash Flows from Investing Activities - Continuing Operations
For the three months ended March 31, 2025, cash used in investing activities from continuing operations primarily included capital expenditures of $122 million. For the three months ended March 31, 2024, cash used in investing activities from continuing operations primarily included capital expenditures of $110 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, cash used in financing activities included debt repayments of $2.83 billion, a decrease in commercial paper borrowings of $300 million, and dividend payments of $87 million, partially offset by proceeds from stock issued under employee benefit plans of $10 million. For the three months ended March 31, 2024, cash used for financing activities included dividend payments of $147 million and debt repayments of $15 million, partially offset by proceeds from stock issued under employee benefit plans of $40 million.

As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first three months of 2025. We had $1.30 billion remaining available under this authorization as of March 31, 2025.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of March 31, 2025, we had a U.S. Dollar-denominated term loan credit facility, which had one tranche of term loans outstanding, a U.S. Dollar-denominated revolving credit facility and a Euro-denominated revolving credit facility.
As of March 31, 2025, we had $645 million outstanding under our U.S. Dollar-denominated term loan credit facility that matures in 2026. Borrowings under the term loan credit facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin plus a credit spread adjustment or a “base rate” plus an applicable margin. The term loan credit facility contains various covenants, including a maximum net leverage ratio. In February 2025, we repaid $1.00 billion under this five-year term loan facility maturing in 2026.
As of March 31, 2025, our U.S. Dollar-denominated revolving credit facility and Euro-denominated revolving credit facility had a maximum capacity of $2.00 billion and €200 million, respectively. There were no borrowings outstanding under these credit facilities as of March 31, 2025 or December 31, 2024. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
On July 17, 2024, we entered into a credit agreement in which a group of banks have committed to provide us senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("the bridge facility"). Borrowings under the bridge facility were available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the sale of our Kidney Care business. Borrowings under the bridge facility bore interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We will also incur a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks’ funding commitments under the bridge facility terminated on December 31, 2024. Outstanding borrowings under the bridge facility were scheduled to mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we are required to use the net cash proceeds from certain transactions (including from the sale of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. The bridge facility contains financial and other covenants, including a net leverage covenant, and provided for customary events of default. There was $1.83 billion outstanding under this bridge facility as of December 31, 2024. In January 2025, we used a portion of the approximately $3.3 billion of net after-tax proceeds from the sale of our Kidney Care business to repay the $1.83 billion outstanding under this bridge facility as of December 31. 2024, at which time it was terminated.
As of March 31, 2025, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of March 31, 2025, we had capacity to draw $2.04 billion under our credit facilities. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on our credit facilities.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facilities for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the revolving credit facilities; however, electing to do so would result in higher interest expense. We had no commercial paper borrowings outstanding as of March 31, 2025. As of December 31, 2024 we had $300 million of commercial paper outstanding, which was repaid in full in the first quarter of 2025.

Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, including proceeds from the recently completed sale of our Kidney Care business, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $2.29 billion of cash and cash equivalents as of March 31, 2025, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of March 31, 2025, we had approximately $10.07 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. In the first quarter of 2025, we repaid $3.13 billion of short-and long-term indebtedness primarily with the net after-tax cash proceeds from the sale of our Kidney Care business, and we expect to use substantially all of the remaining net after-tax proceeds to continue to repay indebtedness through the second quarter of 2025. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure (including with respect to the potential refinancing of our outstanding indebtedness).
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support our growth objectives and reduce our debt levels as we take actions consistent with our capital allocation priorities. There have been no changes to our investment grade credit ratings that we disclosed in our 2024 Annual Report.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2024 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2024 Annual Report.
Impairment of Goodwill and Other Long-Lived Assets

Front Line Care Reporting Unit
In connection with our November 1, 2024 annual goodwill impairment tests, we recorded a goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment to reduce the carrying value of the reporting unit to its fair value. While no triggering events were identified during the three months ended March 31, 2025, we are continuing to closely monitor the performance of this reporting unit (including in light of recent global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this business in the future, a goodwill impairment could arise at that time. As of March 31, 2025, the carrying amount of goodwill for our Front Line Care reporting unit was $1.99 billion.
There have been no significant changes in the application of our critical accounting policies during the first three months of 2025.
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
CERTAIN REGULATORY MATTERS
In July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris), the U.S. Food and Drug Administration (FDA) commenced an inspection of the Claris’ facilities in Ahmedabad, India. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (2017 Warning Letter).¹ FDA re-inspected the facilities and issued a Form FDA 483 on May 17, 2022. On September 1, 2022, FDA notified us that the inspection had been classified as voluntary action indicated. From January 19, 2023 to January 27, 2023, FDA performed an inspection at the Ahmedabad site, concluding with the issuance of a Form FDA 483. On April 26, 2023, FDA notified us that the inspection had been classified as official action indicated. We received a Warning Letter on July 25, 2023 based on observations identified in the January 2023 inspection (2023 Warning Letter)2. Since the issuance of the 2017 Warning Letter, we have implemented corrective and preventive actions to address FDA's related observations, as well as other enhancements at the site. We have fully responded to the 2023 Warning Letter and have implemented additional corrective and preventive actions. In addition, since the issuance of the 2017 Warning Letter, we have secured other sites in our manufacturing network and have launched and distribute select products from those sites in the U.S.
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
•our ability to achieve the intended benefits of our strategic actions, including the sale of our Kidney Care business, business strategy and development activities and cost saving initiatives;
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
•the impact of global economic conditions (including, among other things, changes in tariffs, taxation, trade policies and treaties, sanctions, embargos, export control restrictions, the potential for a recession, supply chain disruptions, inflation levels and interest rates, financial market volatility, banking crises, the war in Ukraine, the conflict in the Middle East and other geopolitical events and the potential for escalation of these and other conflicts, the related economic sanctions being imposed globally in response to the conflicts and potential trade wars, global public health crises, pandemics and epidemics, or the anticipation of any of the foregoing, on our operations and our employees, customers, suppliers, and foreign governments in countries in which we operate) and our ability to identify actions to mitigate the impact of those conditions (or to realize the anticipated benefits of any such mitigating actions;
•the continuity, availability, and pricing of acceptable raw materials and component parts, our ability to pass some or all of these costs to our customers through price increases or otherwise, and the related continuity of our manufacturing, sterilization, supply and distribution and those of our suppliers;
•failure to accurately forecast or achieve our short-and long-term financial performance and goals, market and category growth rates, growth rates for our segments and related impacts on our liquidity;
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
•the impact of any accounting estimates and assumptions, including with respect to goodwill, intangible asset, or other long-lived asset impairments on our operating results;
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
•demand and market acceptance risks for, and competitive pressures (including pricing) related to, new and existing products and services, challenges and reputational risks associated with converting customers to new products and challenges with accurately predicting changing customer preferences and future expenditures and inventory levels and with being able to monetize new and existing products and services (and to sustain any related price increases), the impact of those products and services on quality and patient safety concerns, and the need for ongoing training and support for our products and services;
•future actions of, or failures to act or delays in acting by FDA, the European Medicines Agency, or any other regulatory body or government authority (including the SEC, DOJ, or the Attorney General of any state), or any product quality or patient safety issues that could delay, limit or suspend product development, manufacturing, or sale or otherwise lead to product recalls, withdrawals, labeling changes, launch delays, warning letters, import bans, denial of import certifications, sanctions, seizures, injunctions, monetary sanctions, criminal or civil liabilities or litigation;
•actions by tax authorities in connection with ongoing tax audits (including with respect to transfer pricing matters) and the outcome of pending or future litigation;
•failures with respect to our quality, compliance or ethics programs;

•our ability to attract, develop, retain and engage employees, including senior management, and the occurrence of labor disruptions (including as a result of labor disagreements under bargaining agreements or national trade union agreements or disputes with works councils);
•inability to create additional production capacity in a timely manner or the occurrence of other manufacturing, sterilization, or supply difficulties, including as a result of natural disaster or severe weather event (such as Hurricane Helene), war, terrorism, global public health crises and epidemics/pandemics, regulatory actions, or otherwise;
•future actions of third parties, including third-party payors and our customers and distributors (including GPOs and IDNs);
•breaches and breakdowns affecting our information technology systems or protected information, including by cyber-attack, data leakage, unauthorized access or theft, or failures of or vulnerabilities in our information technology systems or products;
•ability to effectively develop, integrate or deploy artificial intelligence, machine learning and other emerging technologies into our products, services and operations in a manner that is compliant with existing and emerging regulations;
•the impact of physical effects of climate change, severe storms (including Hurricane Helene) and storm-related events;
•changes to legislation and regulation and other governmental pressures in the United States and globally, including the cost of compliance and potential penalties for purported noncompliance thereof, including new or amended laws, rules and regulations as well as the impact of healthcare reform and its implementation, suspension, repeal, replacement, amendment, modification and other similar actions undertaken by the United States or foreign governments, including with respect to pricing, reimbursement, taxation (including taxation of income, whether with respect to current or future tax reform) and rebate policies;
•ability to meet evolving and varied corporate responsibility expectations of our stakeholders, including compliance with new and emerging sustainability regulations;
•the ability to protect or enforce our patents or other proprietary rights (including trademarks, copyrights, trade secrets, and know-how) or where the patents of third parties prevent or restrict our manufacture, sale, or use of affected products or technology; and
•other factors discussed elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, all of which are available on our website.
Actual results may differ materially from those projected in the forward-looking statements, which are more fully discussed in Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024. These forward-looking statements are not exclusive and are in addition to other factors discussed elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024. Further, other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Except as required by law, we assume no obligation, and expressly disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information or future events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Canadian Dollar, Australian Dollar, Indian Rupee, Turkish Lira, Japanese Yen, Mexican Peso, Korean Wan and Swiss Franc. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of March 31, 2025 is eight months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of March 31, 2025, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $1 million with respect to those contracts would change by $73 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of March 31, 2025 by replacing the actual exchange rates as of March 31, 2025 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of March 31, 2025, our subsidiary in Turkey had net monetary assets of $29 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2024 Annual Report. There were no significant changes during the quarter ended March 31, 2025.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2025. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2024 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the first quarter of 2025, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of March 31, 2025. This program does not have an expiration date.
Item 5. Other Information
Certain of our officers and directors have made elections to participate in, and are participating in, our employee stock purchase plan or have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). Further, our officers are eligible to participate in Baxter’s U.S. tax-qualified Section 401(k) plan (401(k) Plan). The 401(k) Plan permits both employer and employee contributions to be invested through a self-directed “brokerage window”, which is subject to Rule 10b5-1(c)(1).

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

C10.1*	Form of Performance Share Unit Grant Agreement under Baxter International Inc. Amended and Restated 2021 Incentive Plan

C10.2*	Form of Restricted Stock Unit Grant Agreement under Baxter International Inc. Amended and Restated 2021 Incentive Plan

C10.3*	Form of Stock Option Grant Agreement under Baxter International Inc. Amended and Restated 2021 Incentive Plan

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)
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
Date: May 6, 2025
	By:	/s/ Joel T. Grade
Joel T. Grade Executive Vice President and Chief Financial Officer, (duly authorized officer and principal financial officer)