Form 10-Q
period 2025-06-30
BAXTER INTERNATIONAL INC
filed 2025-08-05
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 31, 2025 was 513,621,061 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$1,686	1,764
Accounts receivable, net of allowances of $71 in 2025 and 2024	1,773	1,679
Inventories	2,384	2,046
Prepaid expenses and other current assets	906	753
Current assets of discontinued operations	—	2,611
Total current assets	6,749	8,853
Property, plant and equipment, net	2,802	2,870
Goodwill	5,395	5,275
Other intangible assets, net	4,950	5,223
Operating lease right-of-use assets	289	306
Other non-current assets	861	755
Non-current assets of discontinued operations	—	2,500
Total assets	$21,046	$25,782
Current liabilities:
Short-term debt	$6	$2,126
Current maturities of long-term debt and finance lease obligations	2	626
Accounts payable	995	968
Accrued expenses and other current liabilities	1,936	1,861
Current liabilities of discontinued operations	—	930
Total current liabilities	2,939	6,511
Long-term debt and finance lease obligations, less current portion	9,492	10,374
Operating lease liabilities	225	243
Other non-current liabilities	1,097	1,076
Non-current liabilities of discontinued operations	—	554
Total liabilities	13,753	18,758
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2025 and 2024	683	683
Common stock in treasury, at cost, 169,996,752 shares in 2025 and 172,567,636 shares in 2024	(10,915)	(11,059)
Additional contributed capital	6,328	6,421
Retained earnings	14,970	14,929
Accumulated other comprehensive loss	(3,746)	(4,010)
Total Baxter stockholders’ equity	7,320	6,964
Noncontrolling interests	(27)	60
Total equity	7,293	7,024
Total liabilities and equity	$21,046	$25,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$2,810	$2,694	$5,435	$5,184
Cost of sales	1,819	1,663	3,583	3,192
Gross margin	991	1,031	1,852	1,992
Selling, general and administrative expenses	718	723	1,421	1,452
Research and development expenses	134	130	274	250
Other operating income, net	(52)	(1)	(92)	(4)
Operating income	191	179	249	294
Interest expense, net	58	86	122	164
Other (income) expense, net	—	(24)	(3)	(33)
Income (loss) from continuing operations before income taxes	133	117	130	163
Income tax expense (benefit)	11	22	(56)	62
Income (loss) from continuing operations	122	95	186	101
Income (loss) from discontinued operations, net of tax	(31)	(406)	31	(373)
Net income (loss)	91	(311)	217	(272)
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	—	—
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	3	—	5
Net income attributable to noncontrolling interests	—	3	—	5
Net income (loss) attributable to Baxter stockholders	$91	$(314)	$217	$(277)
Income (loss) from continuing operations per common share
Basic	$0.24	$0.19	$0.36	$0.20
Diluted	$0.24	$0.19	$0.36	$0.20
Income (loss) from discontinued operations per common share
Basic	$(0.06)	$(0.81)	$0.06	$(0.74)
Diluted	$(0.06)	$(0.80)	$0.06	$(0.74)
Income (loss) per common share
Basic	$0.18	$(0.62)	$0.42	$(0.54)
Diluted	$0.18	$(0.61)	$0.42	$(0.54)
Weighted-average number of shares outstanding
Basic	513	510	512	509
Diluted	514	511	514	510
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$122	$95	$186	$101
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($18) and $3 for the three months ended June 30, 2025 and 2024, respectively, and ($12) and $16 for six months ended June 30, 2025 and 2024, respectively.	204	(48)	135	(167)
Pension and other postretirement benefits, net of tax expense (benefit) of ($3) and ($1) for the three months ended June 30, 2025 and 2024, respectively, and ($7) and $2 for six months ended June 30, 2025 and 2024, respectively.	(6)	—	6	4
Hedging activities, net of tax expense (benefit) of zero and $1 for the three months ended June 30, 2025 and 2024, respectively, and ($1) and $3 for six months ended June 30, 2025 and 2024, respectively.	(2)	3	(3)	11
Total other comprehensive income (loss) from continuing operations, net of tax	196	(45)	138	(152)
Comprehensive income (loss) from continuing operations	318	50	324	(51)
Income (loss) from discontinued operations, net of tax	(31)	(406)	31	(373)
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero and $(2) for the three months ended June 30, 2025 and 2024, respectively, and zero and $(4) for six months ended June 30, 2025 and 2024, respectively.	—	(60)	137	(125)
Pension and other postretirement benefits, net of tax expense (benefit) of zero for the three months ended June 30, 2025 and 2024, and $(3) and zero for six months ended June 30, 2025 and 2024, respectively.	—	(1)	(11)	(1)
Total other comprehensive income (loss) from discontinued operations	—	(61)	126	(126)
Comprehensive income (loss) from discontinued operations	(31)	(467)	157	(499)
Comprehensive income (loss)	287	(417)	481	(550)
Less: Comprehensive income attributable to noncontrolling interests	—	3	—	5
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	(4)
Comprehensive income (loss) attributable to Baxter stockholders	$287	$(420)	$481	$(551)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended June 30, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2025	683	$683	170	$(10,937)	$6,309	$14,968	$(3,942)	$7,081	$(27)	$7,054
Net income (loss)	—	—	—	—	—	91	—	91	—	91
Other comprehensive income (loss)	—	—	—	—	—	—	196	196	—	196
Stock issued under employee benefit plans and other	—	—	—	22	19	—	—	41	—	41
Dividends declared on common stock	—	—	—	—	—	(89)	—	(89)	—	(89)
Balance as of June 30, 2025	683	$683	170	$(10,915)	$6,328	$14,970	$(3,746)	$7,320	$(27)	$7,293

	For the six months ended June 30, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2025	683	$683	173	$(11,059)	$6,421	$14,929	$(4,010)	$6,964	$60	$7,024
Net income (loss)	—	—	—	—	—	217	—	217	—	217
Other comprehensive income (loss)	—	—	—	—	—	—	149	149	—	149
Reclassification of other comprehensive income (loss) disposed in the Kidney Care separation	—	—	—	—	—	—	115	115	—	115
Stock issued under employee benefit plans and other	—	—	(3)	144	(93)	—	—	51	—	51
Dividends declared on common stock	—	—	—	—	—	(176)	—	(176)	—	(176)
Disposition of noncontrolling interest associated with the Kidney Care separation	—	—	—	—	—	—	—	—	(87)	(87)
Balance as of June 30, 2025	683	$683	170	$(10,915)	$6,328	$14,970	$(3,746)	$7,320	$(27)	$7,293

	For the three months ended June 30, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2024	683	$683	174	$(11,130)	$6,339	$16,003	$(3,722)	$8,173	$62	$8,235
Net income (loss)	—	—	—	—	—	(314)	—	(314)	3	(311)
Other comprehensive income (loss)	—	—	—	—	—	—	(106)	(106)	—	(106)
Stock issued under employee benefit plans and other	—	—	(1)	26	14	—	—	40	—	40
Dividends declared on common stock	—	—	—	—	—	(150)	—	(150)	—	(150)
Balance as of June 30, 2024	683	$683	173	$(11,104)	$6,353	$15,539	$(3,828)	$7,643	$65	$7,708

	For the six months ended June 30, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2024	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
Net income (loss)	—	—	—	—	—	(277)	—	(277)	5	(272)
Other comprehensive income (loss)	—	—	—	—	—	—	(274)	(274)	(4)	(278)
Stock issued under employee benefit plans and other	—	—	(3)	126	(36)	—	—	90	—	90
Dividends declared on common stock	—	—	—	—	—	(298)	—	(298)	—	(298)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2024	683	$683	173	$(11,104)	$6,353	$15,539	$(3,828)	$7,643	$65	$7,708
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operations
Net income (loss)	$217	$(272)
Less: Income (loss) from discontinued operations, net of tax	31	(373)
Income (loss) from continuing operations	186	101
Adjustments to reconcile net income (loss) to cash flows from operations:
Depreciation and amortization	504	498
Deferred income taxes	(165)	(92)
Stock compensation	45	37
Net periodic pension and other postretirement costs	(16)	(16)
Other long-lived asset impairments	24	—
Other	20	25
Changes in balance sheet items:
Accounts receivable, net	(40)	4
Inventories	(279)	(172)
Prepaid expenses and other current assets	10	(24)
Accounts payable	21	(5)
Accrued expenses and other current liabilities	(151)	(299)
Other	(41)	(27)
Cash flows from (used in) operations - continuing operations	118	30
Cash flows from (used in) operations - discontinued operations	(94)	248
Cash flows from (used in) operations	24	278
Cash flows from investing activities
Capital expenditures	(262)	(180)
Acquisitions of developed technology and investments	(9)	(4)
Proceeds from sale of marketable equity securities	—	34
Other investing activities, net	32	8
Cash flows from (used in) investing activities - continuing operations	(239)	(142)
Cash flows from (used in) investing activities - discontinued operations	3,389	(115)
Cash flows from (used in) investing activities	3,150	(257)
Cash flows from financing activities
Repayments of debt	(3,505)	(824)
Repayments of debt with original maturities of three months or less	(300)	—
Cash dividends on common stock	(174)	(295)
Proceeds from stock issued under employee benefit plans	16	52
Other financing activities, net	(25)	(9)
Cash flows from (used in) financing activities	(3,988)	(1,076)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	88	(47)
Increase (decrease) in cash, cash equivalents and restricted cash	(726)	(1,102)
Cash, cash equivalents and restricted cash at beginning of period (1)	2,414	3,198
Cash, cash equivalents and restricted cash at end of period (1)	1,688	2,096
Less cash and cash equivalents of discontinued operations	—	521
Cash, cash equivalents and restricted cash of continuing operations	$1,688	$1,575
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of June 30, 2025, December 31, 2024, and June 30, 2024 (in millions):

	June 30, 2025	December 31, 2024	June 30, 2024
Cash and cash equivalents	$1,686	$1,764	$1,574
Restricted cash included in other non-current assets	2	2	1
Cash and cash equivalents of discontinued operations	—	648	521
Cash, cash equivalents and restricted cash	$1,688	$2,414	$2,096
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
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, North Carolina and disrupted operations at that facility. Since then, we have actively worked with customers, regulators and other stakeholders to manage inventory and minimize disruption to patient care as we worked towards resuming our North Cove manufacturing operations. While we continue to increase allocation levels across key impacted product groups, the facility was fully operational by the end of the first quarter of 2025. In the second quarter and first six months of 2025, we recorded $17 million and $115 million, respectively, of pre-tax net charges related to remediation, air freight and other costs as a result of the damages caused by Hurricane Helene. These amounts were recorded as a component of cost of sales in the condensed consolidated statements of income for the three and six month period ended June 30, 2025.
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
In accordance with the EPA, we have agreed to indemnify Vantive for certain items, including taxes imposed on or with respect to the Kidney Care divested entities, for pre-closing tax periods. The net indemnification liability as of June 30, 2025 was $56 million. Further, in accordance with the EPA, Baxter recorded a contingent liability for payments to reimburse Vantive for qualifying capital expenditures over a period of three years post sale. The contingent liability as of June 30, 2025 was $133 million. Certain of the business guarantees originally entered by us on behalf of the Kidney Care business were not released prior to the completion of the sale and remain outstanding. These legacy guarantees primarily relate to certain global employee benefit matters, leases, performance contracts and ones to support regulatory requirements of the Kidney Care business. As of June 30, 2025, the total amount of Kidney Care business guarantees retained by us is approximately $250 million. Under terms of the EPA, Carlyle has agreed to indemnify us for any cost or expense, or payments made in the future under these arrangements.

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following tables summarize the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net sales	$—	$1,118	$352	$2,220
Cost of sales	—	718	206	1,394
Gross margin	—	400	146	826
Selling, general and administrative expenses	—	298	116	596
Research and development expenses	—	43	16	99
Goodwill impairment	—	430	—	430
Operating income (loss)	—	(371)	14	(299)
Interest expense, net	—	(1)	13	(1)
Other (income) expense, net	—	4	7	6
Income (loss) from discontinued operations before gain on disposition and income taxes	—	(374)	(6)	(304)
Gain (loss) on disposition	(21)	—	170	—
Income tax expense (benefit)	10	32	133	69
Income (loss) from discontinued operations, net of tax	(31)	(406)	31	(373)
Less: Net income attributable to noncontrolling interest included in discontinued operations	—	3	—	5
Net income (loss) attributable to Baxter stockholders included in discontinued operations	$(31)	$(409)	$31	$(378)
For the three months ended June 30, 2025, increased indemnification liabilities reduced the gain from the sale of our Kidney Care business. For the three months ended June 30, 2024, selling, general and administrative expenses (SG&A) includes $79 million of separation-related costs incurred in connection with the sale of our Kidney Care business. For the six months ended June 30, 2025 and 2024, SG&A includes $37 million and $167 million, respectively, of separation-related costs incurred in connection with the sale of our Kidney Care business.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations, related to our Kidney Care business, in the condensed consolidated balance sheets as of December 31, 2024:

(in millions)	December 31, 2024
Cash and cash equivalents	$648
Accounts receivable, net of allowances	942
Inventories	821
Prepaid expenses and other current assets	200
Current assets of discontinued operations	2,611
Property, plant and equipment, net	1,516
Goodwill	265
Other intangible assets, net	148
Operating lease right-of-use assets	204
Other non-current assets	367
Non-current assets of discontinued operations	2,500
Assets of discontinued operations	$5,111
Current maturities of finance lease obligations	$1
Accounts payable	344
Accrued expenses and other current liabilities	585
Current liabilities of discontinued operations	930
Long-term finance lease obligations, less current portion	37
Operating lease liabilities	173
Other non-current liabilities	344
Non-current liabilities of discontinued operations	554
Liabilities of discontinued operations	$1,484
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$66	$56	$71	$62
Charged to costs and expenses	4	1	—	—
Write-offs	(1)	—	(3)	(3)
Currency translation adjustments	2	10	3	8
Balance at end of period	$71	$67	$71	$67

Inventories

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$587	$510
Work in process	303	266
Finished goods	1,494	1,270
Inventories	$2,384	$2,046
Property, Plant and Equipment, Net

(in millions)	June 30, 2025	December 31, 2024
Property, plant and equipment, at cost	$7,688	$7,648
Accumulated depreciation	(4,886)	(4,778)
Property, plant and equipment, net	$2,802	$2,870
Other Current Assets and Liabilities
In connection with the sale of our Kidney Care business and pursuant to the EPA, the Kidney Care assets and liabilities in certain countries are to be transferred at a later date for operational, regulatory or other reasons. Accordingly, the related assets, primarily consisting of accounts receivable, of $38 million and liabilities, consisting of accounts payable, of $9 million of these deferred markets and are presented within prepaid and other current assets and accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2025.
In the first quarter of 2025, we signed a purchase agreement with a buyer to sell our manufacturing facility in Opelika, Alabama for $25 million, subject to the satisfaction of various closing conditions. The related assets are classified as held-for-sale and are presented within prepaid and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2025. While the closing remains subject to the satisfaction of various closing conditions, we currently expect the transaction to close in 2025 and the net book value of the assets as of June 30, 2025 approximates the transaction price net of estimated selling costs.
Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest expense, net of capitalized interest	$72	$104	$153	$207
Interest income	(14)	(18)	(31)	(43)
Interest expense, net	$58	$86	$122	$164
Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Foreign exchange losses, net	$12	$—	$12	14
Pension and other postretirement benefit plans	(11)	(12)	(22)	(25)
Change in fair value of marketable equity securities	(2)	—	(1)	(3)
Equity method investment impairment	—	—	9	—
Other, net	1	(12)	(1)	(19)
Other (income) expense, net	$—	$(24)	$(3)	$(33)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the six months ended June 30, 2025 and 2024 were $12 million and $31 million, respectively.

Purchases of property, plant and equipment included in accounts payable as of June 30, 2025 and 2024 were $39 million and $44 million, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Total
Balance as of December 31, 2024	$1,185	$3,550	$540	$5,275
Currency translation	69	20	31	120
Balance as of June 30, 2025	$1,254	$3,570	$571	$5,395
Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
December 31, 2024
Gross other intangible assets	$3,387	$3,131	$958	$86	$680	$107	$8,349
Accumulated amortization	(878)	(2,075)	(107)	(66)	—	—	(3,126)
Other intangible assets, net	$2,509	1,056	851	20	680	107	5,223
June 30, 2025
Gross other intangible assets	$3,392	$3,207	$954	$91	$680	$107	$8,431
Accumulated amortization	(988)	(2,285)	(137)	(71)	—	—	(3,481)
Other intangible assets, net	$2,404	$922	$817	$20	$680	$107	$4,950
Intangible asset amortization expense was $151 million and $154 million for the three months ended June 30, 2025 and 2024, respectively, and $306 million and $312 million for the six months ended June 30, 2025 and 2024.
5. FINANCING ARRANGEMENTS
Significant Debt Activity
In February 2025, we repaid $1.00 billion under our previously existing $1.64 billion five-year term loan facility maturing in 2026. In June 2025, we amended and restated this term loan facility in its entirety (as further described under "Credit Facilities" below).
Credit Facilities
On June 11, 2025, we entered into an amended and restated U.S. Dollar-denominated term loan credit facility (the Term Loan Facility), which amends and restates in its entirety our existing term loan credit facility. As of June 30, 2025, we had $645 million outstanding under the Term Loan Facility, which matures in 2027. Borrowings under the Term Loan Facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Term Loan Facility contains various covenants, including a maximum net leverage ratio.
On June 11, 2025, we entered into an amended and restated revolving credit facility (the Multicurrency Revolver), which amends and restates in its entirety our existing U.S. Dollar-denominated revolving credit facility and replaces our existing Euro-denominated revolving credit facility. Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The

Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of June 30, 2025. As of December 31, 2024, there were no borrowings outstanding under our previously existing credit facilities. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. As of June 30, 2025, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of June 30, 2025, we had capacity to draw $1.77 billion under the Multicurrency Revolver.
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
In the second quarter of 2025, we repaid $680 million of senior notes at maturity.
Commercial Paper
There was no commercial paper outstanding as of June 30, 2025. As of December 31, 2024, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 4.78% and an original term of 45 days. In the first quarter of 2025, we repaid the $300 million balance outstanding as of December 31, 2024.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, employment and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of June 30, 2025 and December 31, 2024, our total recorded reserves with respect to legal and environmental matters were $51 million and $40 million, respectively.
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
In addition to the matters described below, we remain subject to the risk of future administrative and legal actions. With respect to governmental and regulatory matters, these actions may lead to additional product recalls, injunctions and other restrictions on our operations (including our ability to launch new products) and monetary sanctions, including significant civil or criminal penalties. With respect to intellectual property, we may be exposed to significant litigation concerning the scope of our and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.

Novum IQ Large Volume Pump
On April 24, 2025, we initiated a voluntary correction for the Novum LVP due to the potential for under-infusion with Novum LVP when the pump is in "standby mode" for an extended period of time. On May 20, 2025, the U.S. Food and Drug Administration (FDA) classified this voluntary correction as a Class I recall. In July 2025, we initiated voluntary corrections for the Novum LVP due to the potential for under-infusion when the pump is directed to deliver a bolus infusion or significantly increase the rate of infusion after it has been running at a lower infusion rate and the potential for over- and under-infusion related to set misloading as well as certain software anomalies. We are in the process of developing and preparing to implement corrections related to these recalls. In July 2025, we elected to temporarily stop distributing Novum LVP in the U.S. and Canada, except in the case of medical necessity, pending our review of the process for implementing corrections and interim mitigations. We have recorded a reserve for the potential obligation related to Novum LVP in the second quarter that is not material to our financial results. However, these estimates may change and could become material in the future.
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Additionally, we are a defendant in a separate matter regarding a seventh Superfund site. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of June 30, 2025 and December 31, 2024, our environmental reserves, which are measured on an undiscounted basis, were $30 million and $29 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached an agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. The parties reached an agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023. Since December 2023, lawsuits have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. The plaintiffs seek damages in an unspecified amount. In the second quarter of 2025, plaintiffs voluntarily dismissed Baxter from 30 of the filed cases, which dismissal was granted by the court, and have filed additional complaints. Twenty-seven complaints are currently filed and pending. The parties have reached an agreement in principle to resolve the remaining filed cases, along with certain additional matters, for an amount not material to Baxter.
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
On June 20, 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act and Section 3 of the Clayton Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. On September 30, 2024, the plaintiff filed a First Amended Complaint. On November 8, 2024, Hillrom filed a Motion to Dismiss Plaintiff's Amended Complaint. Briefing was completed in January 2025, and the court held a hearing on the motion on March 25, 2025. The motion is currently pending before the court.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended June 30, 2025 and 2024 were $0.17 and $0.29, respectively, and for the six months ended June 30, 2025 and 2024 were $0.34 and $0.58, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first six months of 2025 and 2024 we did not repurchase any shares under this authority. We had $1.30 billion remaining available under the authorization as of June 30, 2025.
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
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the six months ended June 30, 2025 and 2024.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)
Other comprehensive income (loss) before reclassifications	146	10	(1)	—	155
Amounts reclassified from AOCI (a)	126	(15)	(2)	—	109
Net other comprehensive income (loss)	272	(5)	(3)	—	264
Balance as of June 30, 2025	$(3,158)	$(480)	$(111)	$3	$(3,746)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
Other comprehensive income (loss) before reclassifications	(288)	5	9	—	(274)
Amounts reclassified from AOCI (a)	—	(2)	2	—	—
Net other comprehensive income (loss)	(288)	3	11	—	(274)
Balance as of June 30, 2024	$(3,273)	$(449)	$(109)	$3	$(3,828)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income (loss) during the three and six months ended June 30, 2025 and 2024.

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from Kidney Care separation	$—	$(126)	Income from discontinued operations, net of tax
Less: Tax effect	—	—	Income from discontinued operations, net of tax
	$—	$(126)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$3	$6	Other (income) expense, net
Pension settlement from Kidney Care separation	—	14	Income from discontinued operations, net of tax
	$3	$20	Total before tax
Less: Tax effect	(1)	(2)	Income tax expense
Less: Tax effect on pension settlement from Kidney Care separation	—	(3)	Income from discontinued operations, net of tax
	$2	$15	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$2	$6	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
	—	3	Total before tax
Less: Tax effect	—	(1)	Income tax expense
	$—	$2	Net of tax
Total reclassifications for the period	$2	$(109)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$1	$3	Other (income) expense, net
Less: Tax effect	—	(1)	Income tax expense (benefit)
	1	2	Total before tax
Gains (losses) on hedging activities
Foreign exchange contracts	$3	$5	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
Fair value hedges	(2)	(5)	Other (income) expense, net
	(1)	(3)	Total before tax
Less: Tax effect	1	1	Income tax expense
	$—	$(2)	Net of tax
Total reclassifications for the period	$1	$—	Total net of tax
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
As of June 30, 2025, we had $10.08 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Products & Therapies segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 10% of this amount as revenue over the remainder of 2025, 20% in each of 2026 and 2027, 15% in 2028 and 35% thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which include estimates of variable consideration primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and six months ended June 30, 2025 and 2024 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgement.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.62 billion and $1.54 billion as of June 30, 2025 and December 31, 2024, respectively.

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
The following table summarizes our contract assets:

(in millions)	June 30, 2025	December 31, 2024
Contract manufacturing services	$6	$2
Software sales	36	44
Bundled equipment and consumable medical products contracts	87	87
Contract assets	$129	$133
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
The following table summarizes contract liability activity for the six months ended June 30, 2025 and 2024. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Six Months Ended June 30,
(in millions)	2025	2024
Balance at beginning of period	$171	$169
New revenue deferrals	258	200
Revenue recognized upon satisfaction of performance obligations	(250)	(213)
Currency translation	(1)	—
Balance at end of period	$178	$156
For the six months ended June 30, 2025 and 2024, $57 million and $73 million of revenue was recognized that was included in contract liabilities as of December 31, 2024 and 2023, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	June 30, 2025	December 31, 2024
Prepaid expenses and other current assets	$55	$51
Other non-current assets	74	82
Contract assets	$129	$133

Accrued expenses and other current liabilities	$133	$131
Other non-current liabilities	45	40
Contract liabilities	$178	$171

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
The components of lease revenue for the three and six months ended June 30, 2025 and 2024 were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Sales-type lease revenue	$—	$3	$8	$5
Operating lease revenue	87	82	178	186
Variable lease revenue	8	4	15	12
Total lease revenue	$95	$89	$201	$203
Our net investment in sales-type leases was $38 million as of June 30, 2025, of which $7 million originated in 2021 and prior, $5 million in 2022, $6 million in 2023, $10 million in 2024, and $10 million in 2025.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization into verticalized segments, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $3 million through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. For segment reporting, business optimization charges are unallocated expenses.

During the three and six months ended June 30, 2025 and 2024, we recorded the following charges related to business optimization programs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Restructuring charges	$14	$4	$58	$21
Costs to implement business optimization programs	3	5	4	10
Total business optimization charges	$17	$9	$62	$31
Costs to implement business optimization programs for the three and six months ended June 30, 2025 and 2024, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and six months ended June 30, 2025 and 2024, we recorded the following restructuring charges.

	Three months ended June 30, 2025
(in millions)	COGS	SG&A	Total
Employee termination costs	$(1)	$6	$5
Contract termination and other costs	2	2	4
Asset write offs	3	2	5
Total restructuring charges	$4	$10	$14

	Three months ended June 30, 2024
(in millions)	COGS	SG&A	Total
Employee termination costs	$(1)	$4	$3
Contract termination and other costs	1	—	1
Total restructuring charges	$—	$4	$4

	Six months ended June 30, 2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$11	$19	$1	$31
Contract termination and other costs	2	2	—	4
Asset write offs	4	19	—	23
Total restructuring charges	$17	$40	$1	$58

	Six months ended June 30, 2024
(in millions)	COGS	SG&A	Total
Employee termination costs	$2	$15	$17
Contract termination and other costs	1	3	4
Total restructuring charges	$3	$18	$21

For the three and six months ended June 30, 2025, $6 million and $31 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment.
For the six months ended June 30, 2024, $6 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to the implementation of our operating model intended to streamline our operations.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2024	$122
Charges	42
Payments	(67)
Reserve adjustments	(7)
Currency translation	7
Liability balance as of June 30, 2025	$97
Substantially all of our restructuring liabilities as of June 30, 2025 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2025.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Pension benefits
Service cost	$3	$3	$6	$9
Interest cost	34	45	68	90
Expected return on plan assets	(44)	(59)	(88)	(118)
Amortization of net losses and prior service costs	1	5	2	9
Net periodic pension cost	$(6)	$(6)	$(12)	$(10)
OPEB
Interest cost	$2	$2	$4	$4
Amortization of net loss and prior service credit	(4)	(5)	(8)	(10)
Net periodic OPEB cost (income)	$(2)	$(3)	$(4)	$(6)
12. INCOME TAXES
Our effective income tax rate was 8% and 19% for the three months ended June 30, 2025 and 2024, respectively, and (43)% and 38% for the six months ended June 30, 2025 and 2024, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended June 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our global earnings mix.
For the six months ended June 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
For the three months ended June 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our global earnings mix.
For the six months ended June 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by income tax expense resulting from internal reorganization transactions related to the sale of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, an increase in our liabilities for various uncertain tax positions and an unfavorable geographic earnings mix.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax provisions, including extensions of key provisions from the 2017 Tax Cuts and Jobs Act and modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our results of operations for the three and six months ended June 30, 2025. We are currently evaluating the effect of OBBBA on our financial statements, including potential effects on U.S. deferred tax assets and liabilities, as well any related implications for U.S. valuation allowance assessments.
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

The following table is a reconciliation of income (loss) from continuing operations to net income (loss) attributable to Baxter stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income (loss) from continuing operations	$122	$95	$186	$101
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	—	—
Income (loss) from continuing operations attributable to Baxter stockholders	122	95	186	101
Income (loss) from discontinued operations	(31)	(406)	31	(373)
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	3	—	5
Income (loss) from discontinued operations attributable to Baxter stockholders	(31)	(409)	31	(378)
Net income (loss) attributable to Baxter stockholders	$91	$(314)	$217	$(277)

The following table is a reconciliation of basic shares and diluted shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Basic shares	513	510	512	509
Effect of dilutive securities	1	1	2	1
Diluted shares	514	511	514	510
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 20 million shares issuable under equity awards for the three and six months ended June 30, 2025, respectively, and 22 million and 19 million shares issuable under equity awards for the three and six months ended June 30, 2024, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
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
The notional amounts of foreign exchange contracts designated as cash flow hedges were $22 million and $99 million as of June 30, 2025 and December 31, 2024, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at June 30, 2025 is five months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2025 and December 31, 2024.
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
There were no outstanding interest rate contracts designated as fair value hedges as of June 30, 2025 and December 31, 2024.
In October 2023, we entered into a foreign currency forward contract with a notional amount of $798 million and designated that derivative as a fair value hedge of our €750 million of 0.40% senior notes due May 2024. This forward contract matured in May 2024.
Net Investment Hedges
In May 2017, we issued €600 million of 1.3% senior notes due May 2025. We had designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances were previously recorded as a component of AOCI. In March 2025, we dedesignated this previously designated net investment hedge and concurrently entered into forward contracts to manage foreign exchange risk in earnings relating to these outstanding debt balances. These forward contracts matured in May 2025.
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
As of June 30, 2025, we had an accumulated pre-tax unrealized translation loss in AOCI of $3 million related to the Euro-denominated senior notes.

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
There were no cash flow hedge dedesignations in the first six months of 2025 or 2024 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2025 or 2024.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In March 2025, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above. There were no net investment hedges terminated during the first six months of 2024.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
In March 2025, as discussed in the "Net Investment Hedges" section above, we entered into forward contracts with a notional amount of $655 million to hedge the repayment of our Euro-denominated senior notes due May 2025. These forward contracts matured in May 2025. The total notional amount of undesignated derivative instruments was $358 million as of June 30, 2025 and $389 million as of December 31, 2024.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended June 30, 2025 and 2024.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2025	2024		2025	2024
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(2)	$(2)
Foreign exchange contracts	(2)	4	Cost of sales	2	3
Fair value hedges
Foreign exchange contracts	—	(1)	Other (income) expense, net	—	(2)
Net investment hedges	(66)	11	Other (income) expense, net	—	—
Total	$(68)	$14		$—	$(1)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2025	2024
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$—	$(1)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	33	(1)
Total		$33	$(2)
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the six months ended June 30, 2025 and 2024.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2025	2024		2025	2024
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(3)	$(3)
Foreign exchange contracts	(2)	14	Cost of sales	6	5
Fair value hedges
Foreign exchange contracts	—	(3)	Other (income) expense, net	—	(5)
Net investment hedges	(127)	49	Other (income) expense, net	—	—
Total	$(129)	$60		$3	$(3)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2025	2024
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$—	$(24)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	31	(6)
Total		$31	$(30)
As of June 30, 2025, $4 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.

Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2025.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Net investment hedges			Long-term debt and finance lease obligations, less current portion	832
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	2	Accrued expenses and other current liabilities	1
Net investment hedges			Current maturities of long-term debt and finance lease obligations	—
Total derivative instruments		$2		$833
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

	June 30, 2025		December 31, 2024
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$2	$1	$7	$2
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	—	—	(1)	(1)
Total	$2	$1	$6	$1

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of June 30, 2025	Balance as of December 31, 2024	Balance as of June 30, 2025	Balance as of December 31, 2024
Long-term debt	$99	$99	$2	$2
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$2	$—	$2	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	14	14	—	—
Total	$17	$14	$2	$1
Liabilities
Foreign exchange contracts	$1	$—	$1	$—
Contingent payments related to acquisitions	12	—	—	12
Indemnifications related to Kidney Care separation[1]	56	—	—	56
Total	$69	$—	$1	$68
1 See Note 2 for additional information.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$7	$—	$7	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	13	13	—	—
Total	$21	$13	$7	$1
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Contingent payments related to acquisitions	12	—	—	12
Total	$14	$—	$2	$12
As of June 30, 2025 and December 31, 2024, cash and cash equivalents of $1.69 billion and $1.76 billion, respectively, included money market fund and other short-term funds of approximately $648 million and $583 million, respectively, that are considered Level 2 in the fair value hierarchy.
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
In addition, we have contingent payments related to the Kidney Care separation, which consist of reimbursements to Vantive for certain indemnifications contemplated in the EPA. For additional information on these items see Note 2.
The following table is a reconciliation of recurring fair value measurements that use significant unobservable inputs (Level 3), which consist of indemnifications related to the Kidney Care separation, contingent payments related to acquisitions and available-for-sale debt securities.

	Three Months Ended June 30,
	2025			2024
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$37	$12	$1	$14	$1
Additions	19	—	—	—	—
Fair value at end of period	$56	$12	$1	$14	$1

	Six Months Ended June 30,
	2025			2024
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$—	$12	$1	$14	$1
Additions	56	—	—	—	—
Fair value at end of period	$56	$12	$1	$14	$1

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of June 30, 2025 and December 31, 2024.

	Book values		Fair values(a)
(in millions)	2025	2024	2025	2024
Liabilities
Short-term debt	$6	$2,126	$6	$2,126
Current maturities of long-term debt and finance lease obligations	2	626	2	619
Long-term debt and finance lease obligations	9,492	10,374	8,540	9,295
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
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $38 million as of June 30, 2025 and $37 million as of December 31, 2024. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our condensed consolidated balance sheets.
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

Disaggregation of Net Sales
The following tables present our U.S. and international disaggregated net sales.

	Three Months Ended June 30,
	2025			2024
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Technologies	$554	$470	$1,024	$579	$466	$1,045
Advanced Surgery	158	138	296	150	127	277
Medical Products & Therapies	712	608	1,320	729	593	1,322
Care & Connectivity Solutions	341	133	474	332	120	452
Front Line Care	221	72	293	218	78	296
Healthcare Systems & Technologies	562	205	767	550	198	748
Injectables & Anesthesia	187	145	332	197	144	341
Drug Compounding	—	280	280	—	261	261
Pharmaceuticals	187	425	612	197	405	602
Other	75	36	111	16	6	22
Total Baxter	$1,536	$1,274	$2,810	$1,492	$1,202	$2,694

	Six Months Ended June 30,
	2025			2024
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Technologies	$1,138	$880	$2,018	$1,105	$906	$2,011
Advanced Surgery	303	261	564	297	243	540
Medical Products & Therapies	1,441	1,141	2,582	1,402	1,149	2,551
Care & Connectivity Solutions	657	244	901	610	244	854
Front Line Care	423	147	570	413	148	561
Healthcare Systems & Technologies	1,080	391	1,471	1,023	392	1,415
Injectables & Anesthesia	382	285	667	388	281	669
Drug Compounding	—	526	526	—	511	511
Pharmaceuticals	382	811	1,193	388	792	1,180
Other	123	66	189	27	11	38
Total Baxter	$3,026	$2,409	$5,435	$2,840	$2,344	$5,184

Geographic Sales Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
United States	$1,536	$1,492	$3,026	$2,840
Emerging markets[1]	344	347	641	654
Rest of world[2]	930	855	1,768	1,690
Total Baxter	$2,810	$2,694	$5,435	$5,184
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
Segment results include net sales, cost of sales, selling, general and administrative expenses, research and development expenses, corporate costs that had previously been allocated to our former Kidney Care segment which did not convey in the related sale, and other segment items which are directly allocated to each segment. Billings by us under the Kidney Care TSA are included in other segment items as further described in Note 2. Beginning in 2024 annual reporting, we adopted Accounting Standards Update (ASU) 2023-07 retrospectively. The following table presents our segment information of net sales, significant expense and operating income during the periods presented.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$1,320	$767	$612	$1,322	$748	$602
Cost of sales	755	388	428	734	380	407
Selling, general and administrative expenses	295	222	106	293	202	98
Research and development expenses	63	49	25	55	46	22
Other segment items	(32)	(10)	(11)	2	—	—
Segment operating income	$239	$118	$64	$238	$120	$75

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$2,582	$1,471	$1,193	$2,551	$1,415	$1,180
Cost of sales	1,449	744	824	1,402	726	789
Selling, general and administrative expenses	581	439	209	577	409	194
Research and development expenses	122	94	51	107	93	44
Other segment items	(53)	(17)	(18)	—	—	—
Segment operating income	$483	$211	$127	$465	$187	$153
The following table presents our reportable segment operating income and reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Medical Products & Therapies	$239	$238	$483	$465
Healthcare Systems & Technologies	118	120	211	187
Pharmaceuticals	64	75	127	153
Total reportable segment operating income	421	433	821	805
Other	6	9	15	13
Unallocated corporate costs	(4)	(85)	(21)	(154)
Intangible asset amortization expense	(151)	(154)	(306)	(312)
Legal matters	—	—	(11)	—
Business optimization items	(17)	(9)	(62)	(31)
Acquisition and integration items	(5)	(6)	(6)	(11)
Separation-related costs	(14)	—	(27)	—
European Medical Devices Regulation	(5)	(9)	(10)	(16)
Hurricane Helene costs	(17)	—	(115)	—
Product-related items	(23)	—	(29)	—
Total operating income	191	179	249	294
Interest expense, net	58	86	122	164
Other (income) expense, net	—	(24)	(3)	(33)
Income from continuing operations before income taxes	$133	$117	$130	$163

Additional financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Depreciation Expense[1]
Medical Products & Therapies	$58	$44	$107	$102
Healthcare Systems & Technologies	30	24	57	54
Pharmaceuticals	18	5	34	30
Total depreciation expense	$106	$73	$198	$186
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024.
COMPLETED STRATEGIC ACTIONS
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
Sale of Kidney Care Business
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain closing adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds of approximately $3.3 billion, subject to certain post-closing adjustments. As of June 30, 2025, we repaid $3.81 billion of short- and long-term indebtedness primarily with the net after-tax cash proceeds from the sale of our Kidney Care business.
The financial position, results of operations and cash flows of our Kidney Care business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying condensed consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations.
We expect to incur dis-synergies following our sale of our Kidney Care business due to the reduced size of our company and, as a result, we have begun to undertake certain restructuring actions (and intend to undertake additional actions) to help ensure our cost structuring is appropriate to support our remaining business.
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
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, North Carolina and disrupted operations at that facility. While we continue to increase allocation levels across key impacted product groups, the facility was fully operational by the end of the first quarter of 2025. In response to Hurricane Helene and the related supply disruption, certain customers have enacted fluid conservation practices which have resulted in, and are currently expected to continue to result in, reduced demand in our intravenous (IV) solutions business. See Note 1 in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Novum IQ Large Volume Pump
On April 24, 2025, we initiated a voluntary correction for the Novum IQ Large Volume pump (Novum LVP) due to the potential for under-infusion with Novum LVP when the pump is in "standby mode" for an extended period of time. On May 20, 2025, the U.S. Food and Drug Administration (FDA) classified this voluntary correction as a Class I recall. In July 2025, we initiated voluntary corrections for the Novum LVP due to the potential for under-infusion when the pump is directed to deliver a bolus infusion or significantly increase the rate of infusion after it has been running at a lower infusion rate and the potential for over- and under-infusion related to set misloading, as well as certain software anomalies. We are in the process of developing and preparing to implement corrections related to these recalls. In July 2025, we elected to temporarily stop distributing Novum LVP in the U.S. and Canada, except in the case of medical necessity, pending our review of the process for implementing corrections and interim mitigations. We have recorded a reserve for the potential obligation related to Novum LVP in the second quarter that is not material to our financial results. However, these estimates may change and could become material in the future.
Supply Constraints, Tariffs, Global Economic Conditions
We have experienced challenges to our global supply chain (some of which have been significant), including, as a result of adverse impacts from significant weather events like Hurricane Helene, as well as adverse impacts as result of other global macroeconomic and geopolitical events. These challenges may have a negative impact on our results of operations in the future. In addition, announcements regarding changes in U.S. trade policies and practices, including the implementation of global tariffs and proposed further tariffs (including potential pharmaceutical tariffs), and responses from other jurisdictions, have significantly affected financial markets and economic conditions. While we are in the process of implementing select tariff offsets for 2025 and working to identify additional mitigation opportunities in 2025 and beyond, we currently expect that our results will be adversely affected by these events (including as a result of any failure to achieve the anticipated benefits of related offsets). Additionally, continued global macroeconomic uncertainty, including in trade policies and practices, elevated tariffs and in operational and policy changes in the governments of the U.S. and other countries, could contribute to further market volatility, deteriorating or prolonged weakened economic conditions and decreased hospital capital spending levels, all of which could adversely affect our business, results of operations or financial condition. Sole source supplier relationships may limit our ability to respond to these tariffs with alternative or lower cost raw materials or component parts.

Our results of operations are also affected by macroeconomic conditions and levels of business confidence. The aforementioned tariffs and any retaliatory countermeasures, operational and policy changes in the governments of the U.S. and other countries, the war in Ukraine, the conflict in the Middle East, other geopolitical events, including U.S. military strikes on Iran (and the potential for escalation of these and other conflicts), and recent political changes to trade policies, have increased the levels of economic and political uncertainty and we continue to closely monitor the developing situations and the estimated impact on our business, results of operations, financial condition and cash flows. While we have substantially completed our wind down efforts related to our business in Russia, a significant escalation or expansion of economic disruption or the current scope of the war in Ukraine could have an adverse effect on our operations (including our supply chain) in the region.

The existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and is likely in the future to result in, higher interest rates, shipping costs, labor costs, and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased, and could continue to increase, our costs of sourcing certain raw materials in some jurisdictions. We have experienced and are likely in the future to experience inflationary increases in manufacturing costs and operating expenses (including as a result of the aforementioned tariffs) and are limited in our ability to pass these cost increases on to our customers in a timely manner or at all due to the longer term nature of our customer contracts and arrangements, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations (as described in Item 1, Government Regulation, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024) require that we obtain specific approval from the FDA or applicable non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals, clearances (including temporary importation authorizations), licenses or other marketing authorizations could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, FDA in the United States, the European Medicines Agency in Europe, the China Food and Drug Administration in China, Health Canada and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, pricing, distribution, and post-market surveillance of our products. Our failure to comply with these requirements have subjected us to and may in the future subject us to various actions. These have included, or may in the future include, warning letters, product recalls or seizures, import bans, adverse regulatory site inspection reports, voluntary or official action indicated classifications, monetary sanctions, injunctions to halt the manufacture or distribution of products, civil or criminal sanctions (which may include corporate integrity agreements or consent decrees), costly litigation, refusal of a government to grant or the government withdrawal approvals, clearances, licenses or other marketing authorizations, or restrictions on our operations or withdrawal of existing approvals and licenses, and may have a material adverse impact on our results of operations (including on our ability to launch new products and demand for those products).
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
RESULTS OF OPERATIONS
Net income (loss) attributable to Baxter stockholders for the three months ended June 30, 2025 was $91 million, or $0.18 per diluted share, compared to $(314) million, or $(0.61) per diluted share for the three months ended June 30, 2024. For the three months ended June 30, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $185 million, or $0.36 per diluted share. For the three months ended June 30, 2024, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $659 million, or $1.29 per diluted share.

Net income (loss) attributable to Baxter stockholders for the six months ended June 30, 2025 was $217 million, or $0.42 per diluted share, compared to $(277) million, or $(0.54) per diluted share for the six months ended June 30, 2024. For the six months ended June 30, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $379 million, or $0.74 per diluted share. For the six months ended June 30, 2024, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $953 million, or $1.87 per diluted share.
Net income (loss) from continuing operations for the three months ended June 30, 2025 was $122 million, or $0.24 per diluted share, compared to $95 million, or $0.19 per diluted share for the three months ended June 30, 2024. Net income (loss) from continuing operations for the three months ended June 30, 2025 included special items that adversely impacted net income (loss) by $182 million, or $0.35 per diluted share. Net income (loss) from continuing operations for the three months ended June 30, 2024 included special items that adversely impacted net income (loss) by $139 million, or $0.27 per diluted share.
Net income (loss) from continuing operations for the six months ended June 30, 2025 was $186 million, or $0.36 per diluted share, compared to $101 million, or $0.20 per diluted share for the six months ended June 30, 2024. Net income (loss) from continuing operations for the six months ended June 30, 2025 included special items that adversely impacted net income (loss) by $403 million, or $0.79 per diluted share. Net income (loss) from continuing operations for the six months ended June 30, 2024 included special items that adversely impacted net income (loss) by $316 million, or $0.62 per diluted share.
See the subsection entitled “Special Items” for information about special items for all periods presented.
CONSOLIDATED NET SALES

	Three Months Ended June 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
United States	$1,536	$1,492	3%	(1)%
Emerging markets[2]	344	347	(1)%	2%
Rest of world[3]	930	855	9%	3%
Total net sales	$2,810	$2,694	4%	1%

	Six Months Ended June 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
United States	$3,026	$2,840	7%	3%
Emerging markets[2]	641	654	(2)%	3%
Rest of world[3]	1,768	1,690	5%	3%
Total net sales	$5,435	$5,184	5%	3%
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
In the second quarter of 2025, the Kidney Care MSA sales favorably impacted sales growth by 4% and the previously announced exit of IV solutions in China adversely impacted sales by 1%. In the first six months of 2025, the Kidney Care MSA sales favorably impacted sales growth by 3% and the exit of IV solutions in China adversely impacted net sales by 1%.

NET SALES BY SEGMENT
Medical Products & Therapies
Our Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products.

	Three Months Ended June 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Infusion Therapies & Technologies	$1,024	$1,045	(2)%	(1)%
Advanced Surgery	296	277	7%	5%
Total Medical Product & Therapies net sales	$1,320	$1,322	(0)%	1%

	Six Months Ended June 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth[1]
Infusion Therapies & Technologies	$2,018	$2,011	0%	3%
Advanced Surgery	564	540	4%	5%
Total Medical Product & Therapies net sales	$2,582	$2,551	1%	3%
1     Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product & Therapies segment net sales were flat in the second quarter and increased 1% in the first six months of 2025, as compared to the prior year periods.
Infusion Therapies & Technologies net sales decreased 2% in the second quarter and were flat in the first six months of 2025, as compared to the prior year periods. The decline in the second quarter of 2025 primarily reflected reduced U.S. demand in our IV Solutions business as hospital customers continued IV fluid conservation practices originally instituted in response to Hurricane Helene. Sales volumes were further impacted by destocking of inventory at our customers and within our distributor channel. Volume declines in the second quarter were partially offset by price increases and the release of rebate accruals. The previously announced exit of IV solutions in China adversely impacted sales growth by 2% and foreign exchange rates favorably impacted sales growth by 1% for the second quarter of 2025, as compared to the prior year period. Sales performance in the first six months of 2025 reflected growth in Infusion Systems as a result of increased U.S. sales for our infusion pump portfolio. Nutrition sales in the first six months reflected price increases globally and growth in the U.S. driven by the clearance of back orders and some distributor stock replenishment. These increases were offset by reduced U.S. demand in our IV Solutions business as hospital customers continued the aforementioned fluid conservation practices and destocking of inventory at our customers within our distributor channel. IV price increases globally offset the volume decreases in the first six months of 2025. The previously announced exit of IV solutions in China adversely impacted sales growth by 2% and foreign exchange rates adversely impacted sales growth by 1% for the first six months of 2025, as compared to the prior year period. We expect some hospital customers to continue a level of conservation during 2025 with the impact currently expect to lessen over the course of the year. As previously discussed in "Factors Affecting our Results of Operations", we elected to temporarily stop distributing Novum LVP in the U.S. and Canada, except in the case of medical necessity, pending our review of the process for implementing corrections and interim mitigations related to the recent voluntary corrections. As a result, we expect reduced sales of Novum LVP while these holds are in effect.
Advanced Surgery net sales increased 7% in the second quarter and increased 4% in the first six months of 2025, as compared to the prior year period. Sales performance was primarily driven by growth in hemostats and sealants and was primarily attributable to increased sales volume globally. Foreign currency exchange rates favorably impacted sales growth by 2% for the second quarter and adversely impacted sales growth by 1% for the first six months of 2025, as compared to the prior year periods.
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

	Three Months Ended June 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Care & Connectivity Solutions	$474	$452	5%	4%
Front Line Care	293	296	(1)%	(1)%
Total Healthcare Systems & Technologies net sales	$767	$748	3%	2%

	Six Months Ended June 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Care & Connectivity Solutions	$901	$854	6%	5%
Front Line Care	570	561	2%	2%
Total Healthcare Systems & Technologies net sales	$1,471	$1,415	4%	4%
1     Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales increased 3% in the second quarter and increased 4% in the first six months of 2025, as compared to the prior year periods.
Care & Connectivity Solutions net sales increased 5% in the second quarter and increased 6% in the first six months of 2025, as compared to the prior year periods. Sales performance was primarily driven by increased volume associated with increased capital spending in the U.S., as compared to the prior year periods, as well as higher installations of our care communications products. Foreign currency exchange rates favorably impacted sales growth by 1% for the second quarter and the first six months of 2025, as compared to the prior year periods.
Front Line Care net sales decreased 1% in the second quarter and increased 2% in the first six months of 2025, as compared to the prior year periods. Sales performance in the second quarter was primarily driven by phasing of demand in our patient monitoring systems as well as lower billings and a strategic product exit within our respiratory health products, partially offset by increased demand in our cardiology products. The growth in the first six months was primarily driven by increased demand across our cardiology products and patient monitoring systems, partially offset by lower billings and a strategic product exit within our respiratory health products.
Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

	Three Months Ended June 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Injectables & Anesthesia	$332	$341	(3)%	(4)%
Drug Compounding	280	261	7%	7%
Total Pharmaceuticals net sales	$612	$602	2%	1%

	Six Months Ended June 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Injectables & Anesthesia	$667	$669	(0)%	(0)%
Drug Compounding	526	511	3%	4%
Total Pharmaceuticals net sales	$1,193	$1,180	1%	2%
1     Percent change in net sales at operational growth rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.

Pharmaceuticals segment net sales increased 2% in the second quarter and increased 1% in the first six months of 2025, as compared to the prior year periods.
Injectables & Anesthesia net sales decreased 3% in the second quarter and were flat for the first six months of 2025, as compared to the prior year periods. Sales performance in the second quarter was primarily driven by declines for inhaled anesthetics and a difficult comparison due to one-time U.S. government order in injectables in the prior year period. Foreign exchange favorably impacted sales growth by 1% for the second quarter, as compared to the prior year period. Sales performance for the first six months was driven by declines for inhaled anesthetics offset by growth in our specialty injectable products, driven by sales volume in our core portfolio and recent product launches.
Drug Compounding net sales increased 7% in the second quarter and increased 3% in the first six months of 2025, as compared to the prior year periods. Sales performance in the current year periods was driven by improved product mix and increased demand for our international pharmacy compounding offerings. Foreign currency exchange rates adversely impacted sales growth by 1% for the first six months of 2025, as compared to the prior year period.
Other
During the three months ended June 30, 2025 and 2024, we earned $111 million and $22 million, and $189 million and $38 million for the six months ended June 30, 2025 and 2024, respectively, of revenues that were not attributable to our reportable segments. In the current year periods, Other sales primarily represented revenue recognized under the Kidney Care MSA and to a lesser extent, revenues earned by certain of our manufacturing facilities from contract manufacturing activities. In the prior year periods, Other sales primarily represented revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The increase in Other sales for the second quarter and six months ended June 30, 2025 as compared to the prior year periods reflects the impact of the Kidney Care MSA entered into upon the sale of our Kidney Care business in January 2025.

COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Gross Margin
Intangible asset amortization expense	$(101)	$(102)	$(205)	$(208)
Business optimization items[1]	(6)	(1)	(19)	(6)
Acquisition and integration items[2]	—	—	—	(1)
European medical devices regulation[3]	(5)	(9)	(10)	(16)
Separation-related costs[4]	(1)	—	(1)	—
Product related items[5]	(23)	—	(29)	—
Hurricane Helene costs[6]	(17)	—	(115)	—
Legal matters[7]	—	—	(11)	—
Total Special Items	$(153)	$(112)	$(390)	$(231)
Impact on Gross Margin Ratio	(5.4) pts	(4.1) pts	(7.2) pts	(4.5) pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$50	$52	$101	$104
Business optimization items[1]	11	8	41	25
Acquisition and integration items[2]	5	6	6	10
Separation-related costs[4]	13	$—	26	—
Total Special Items	$79	$66	$174	$139
Impact on SG&A Ratio	2.9 pts	2.4 pts	3.2 pts	2.7 pts
Research and Development (R&D) Expenses
Business optimization items[1]	$—	$—	$2	$—
Total Special Items	$—	$—	$2	$—
Impact on R&D Ratio	0.0 pts	0.0 pts	0.0 pts	0.0 pts
Other (Income) Expense, net
Investment impairments[8]	$—	$—	$9	$—
Acquisition and integration items[2]	—	—	5	—
Total Special Items	$—	$—	$14	$—
Income Tax Expense
Tax matters[9]	$4	$2	$(39)	$34
Tax effects of special items[10]	(54)	(41)	(138)	(88)
Total Special Items	$(50)	$(39)	$(177)	$(54)
Impact on Effective Tax Rate	(8.4) pts	(1.9) pts	(60.1) pts	16.2 pts
1Our results for second quarter of 2025 and 2024 included business optimization charges of $17 million and $9 million, respectively. Our results for the first six months of 2025 and 2024 included business optimization charges of $62 million and $31 million, respectively. These restructuring and business optimization costs in the second quarter and first six months of 2025 included costs primarily related to our initiatives to reduce our cost structure following the sale of our former Kidney Care segment. These restructuring and business optimization costs in the second quarter and first half of 2024 included costs related to the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities and third-party costs incurred to support the transformation of certain general and administrative functions. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results for the second quarter of 2025 and 2024 included $5 million and $6 million, respectively, and for the first six months of 2025 and 2024 included $11 million, of integration costs which primarily reflected third party consulting costs related to our ongoing integration of Hill-Rom Holdings, Inc. (Hillrom). In the first six months of 2025 those costs also included the recognition of a noncash impairment of properly, plant and equipment related to integration activities.

3Our results for the second quarter of 2025 and 2024 included $5 million and $9 million, respectively, and for the first six months of 2025 and 2024 included $10 million and $16 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory change and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
4Our results for the second quarter and the first six months of 2025 included $14 million and $27 million, respectively, of separation-related costs primarily reflecting costs of external advisors supporting our activities related to the sale of our former Kidney Care segment.
5Our results for the second quarter and first six months of 2025 included charges of $23 million and $29 million, respectively, related to an estimate of warranty and remediation activities from field corrective actions on certain of our infusion pumps and a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022.
6Our results in the second quarter and first six months of 2025 included pre-tax charges of $17 million and $115 million, respectively, related to damages caused by Hurricane Helene. This amount consisted of remediation, air freight and other costs. Refer to Note 1 in Item 1 of this Quarterly Report on Form 10-Q for further information.
7Our results in the first six months of 2025 included charges of $11 million related to matters involving alleged injury from environmental exposure.
8Our results in first six months of 2025 included $9 million of losses from a noncash impairment write-down in an equity method investment.
9Our results in the second quarter of 2025 included $4 million of income tax expenses resulting from the application of an intraperiod tax allocation to our adjusted results in an interim period. Our results in the first six months of 2025 included $39 million of income tax benefit primarily driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss. Our results in the second quarter and first six months of 2024, included $2 million and $34 million, respectively, of income tax expense driven by a change in our permanent reinvestment assertion resulting from internal reorganization transactions related to the sale of our former Kidney Care segment.
10This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Gross Margin and Expense Ratios

	Three Months Ended June 30,
	2025	% of net sales	2024	% of net sales	$ change	% change
Gross margin	$991	35.3%	$1,031	38.3%	$(40)	(3.9)%
SG&A	$718	25.6%	$723	26.8%	$(5)	(0.7)%
R&D	$134	4.8%	$130	4.8%	$4	3.1%

	Six Months Ended June 30,
	2025	% of net sales	2024	% of net sales	$ change	% change
Gross margin	$1,852	34.1%	$1,992	38.4%	$(140)	(7.0)%
SG&A	$1,421	26.1%	$1,452	28.0%	$(31)	(2.1)%
R&D	$274	5.0%	$250	4.8%	$24	9.6%
Gross Margin
Our gross margin ratio was 35.3% and 38.3% for the three months ended June 30, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 5.4 and 4.1 percentage points on the gross margin ratio for the three months ended June 30, 2025 and 2024, respectively. Our gross margin ratio was 34.1% and 38.4% for the six months ended June 30, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 7.2 and 4.5 percentage points on the gross margin ratio for the six months ended June 30, 2025 and 2024, respectively. Refer to the Special Items caption above for additional detail.
Excluding the impact of special items, the gross margin ratio decreased by 1.7 and 1.6 percentage points in the second quarter and first six months of 2025, respectively, compared to the prior year periods. The lower gross margins were driven primarily by the impact of the Kidney Care MSA and unfavorable manufacturing variances, partially offset by initiatives to reduce our manufacturing and supply chain costs.
SG&A
Our SG&A expenses ratio was 25.6% and 26.8% for the three months ended June 30, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 2.9 and 2.4 percentage points on the SG&A expenses ratio for the three months ended June 30, 2025 and 2024, respectively. Our SG&A expenses ratio was 26.1% and 28.0% for the six months ended June 30, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.2 and 2.7 percentage points on the SG&A expenses ratio for the six months ended June 30, 2025 and 2024, respectively.
Excluding the impact of special items, the SG&A expenses ratio decreased by 1.7 and 2.4 percentage points in the second quarter and first six months of 2025, respectively, compared to the prior year periods. The decrease primarily reflects an updated estimate of indirect costs previously recorded in SG&A now capitalized into inventory after the separation of our Kidney Care business.
R&D
Our R&D expenses ratio was 4.8% for each of the three months ended June 30, 2025 and 2024. The special items identified earlier in this section had no impact on the R&D expenses ratio for each of the three months ended June 30, 2025 and 2024. Our R&D expenses ratio was 5.0% and 4.8% for the six months ended June 30, 2025 and 2024, respectively. The special items identified earlier in this section had no impact on the R&D expenses ratio for each of the six months ended June 30, 2025 and 2024.
The R&D expenses ratio remained flat in the second quarter and increased by 0.2 percentage points in the first six months of 2025, in each case compared to the applicable prior year period, primarily reflecting increased project-related expenditures.
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
For the three and six months ended June 30, 2025, $6 million and $31 million, respectively, of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $3 million through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $52 million and $1 million in the second quarter of 2025 and 2024, respectively, and $92 million and $4 million for the six months ended June 30, 2025, and 2024, respectively. In the current year periods, this amount was primarily related to the income recognized under the Kidney Care TSA entered into upon the sale of the Kidney Care business in January 2025.
Interest Expense, Net
Interest expense, net was $58 million and $86 million in the second quarter of 2025 and 2024, respectively, and $122 million and $164 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in 2025, was driven by debt repayments in second quarter and first six months of 2025 and the fourth quarter of 2024.
Other (Income) Expense, net
Other (income) expense, net was zero and income of $24 million in the second quarter of 2025 and 2024, respectively. In the current year period, other income, net was primarily driven by pension and other postretirement benefits, offset by foreign exchange losses. In the prior year period, other income, net was primarily driven by pension and other postretirement benefits. Other (income) expense, net was income of $3 million and $33 million for the six months ended June 30, 2025 and 2024, respectively. In the current year period, other income, net was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses and losses from a noncash impairment write-down in an equity method investment. In the prior year period, other income, net was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses.
Income Taxes
Our effective income tax rate was 8% and 19% for the three months ended June 30, 2025 and 2024, respectively, and (43)% and 38% for the six months ended June 30, 2025 and 2024, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended June 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our global earnings mix.
For the six months ended June 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
For the three months ended June 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by an increase in our global earnings mix.
For the six months ended June 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by income tax expense resulting from internal reorganization transactions related to the sale of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, an increase in our liabilities for various uncertain tax positions and an unfavorable geographic earnings mix.
There is a reasonable possibility within the next twelve months, we may reach a conclusion that an increase to the valuation allowance is needed on U.S. deferred tax assets. Our current valuation allowance is based on our historical and estimated future earnings. The timing and amount of any potential change in the valuation allowance could vary based on our future earnings (which may vary from current estimates).
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
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax provisions, including extensions of key provisions from the 2017 Tax Cuts and Jobs Act and modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our results of operations for the three and six months ended June 30, 2025. We are currently evaluating the effect of OBBBA on our financial statements, including potential effects on U.S. deferred tax assets and liabilities, as well any related implications for U.S. valuation allowance assessments We will continue to monitor regulatory guidance and interpretations as they are issued and will update our tax provision accordingly in future periods in accordance with Accounting Standards Codification 740.
Discontinued Operations
On January 31, 2025, we completed the sale of our Kidney Care business and its results have been presented as discontinued operations for the three and six months ended June 30, 2025 and 2024. Income (loss) from discontinued operations, net of tax was $(31) million in the second quarter of 2025, compared to $(406) million in the second quarter of 2024.The increase in the current year period was driven by the $430 million goodwill impairment recognized in the prior year period related to the Chronic Therapies reporting unit within our Kidney Care segment, partially offset by increased indemnification liabilities reducing the gain from the sale of our Kidney Care business. For the six months ended June 30, 2025, income (loss) from discontinued operations, net of tax was $31 million and $(373) million, respectively. The increase in the current year period was primarily driven by the $191 million pre-tax gain from the sale our Kidney Care business ($111 million net of tax) and the $430 million goodwill impairment recognized in the prior year period related to the Chronic Therapies reporting until within our Kidney Care segment. Refer to Note 2 within Item 1 for additional information.
SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Medical Products & Therapies	$239	$238	$483	$465
% of Segment Net Sales	18.1%	18.0%	18.7%	18.2%
Healthcare Systems & Technologies	118	120	211	187
% of Segment Net Sales	15.4%	16.0%	14.3%	13.2%
Pharmaceuticals	64	75	127	153
% of Segment Net Sales	10.5%	12.5%	10.6%	13.0%
Total reportable segment operating income	421	433	821	805
Other	6	9	15	13
Unallocated corporate costs	(4)	(85)	(21)	(154)
Intangible asset amortization expense	(151)	(154)	(306)	(312)
Legal matters	—	—	(11)	—
Business optimization items	(17)	(9)	(62)	(31)
Acquisition and integration items	(5)	(6)	(6)	(11)
Separation-related costs	(14)	—	(27)	—
European Medical Devices Regulation	(5)	(9)	(10)	(16)
Product-related items	(23)	—	(29)	—
Hurricane Helene Costs	(17)	—	(115)	—
Total operating income	191	179	249	294
Interest expense, net	58	86	122	164
Other (income) expense, net	—	(24)	(3)	(33)
Income from continuing operations before income taxes	$133	$117	$130	$163
Medical Products & Therapies
Segment operating income was $239 million and $238 million in the second quarter of 2025 and 2024, and $483 million and $465 million for the six months ended June 30, 2025 and 2024, respectively. The increase in segment operating income in the second quarter and the six months ended June 30, 2025 compared to the prior year periods was primarily driven by increased pricing, partially offset by lower sales volume, increased manufacturing and supply costs and R&D investments.
Healthcare Systems & Technologies
Segment operating income was $118 million and $120 million in the second quarter of 2025 and 2024, and $211 million and $187 million for the six months ended June 30, 2025 and 2024, respectively. Segment operating income decreased in the second quarter compared to the prior year period primarily due to investments in research and development. The increase in segment operating income for the six months ended June 30, 2025 compared to the prior year period was primarily due to increased gross profit from higher sales and margin improvement projects.
Pharmaceuticals
Segment operating income was $64 million and $75 million in the second quarter of 2025 and 2024, and $127 million and $153 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in segment operating income in the second quarter and the six months ended June 30, 2025 compared to the prior year periods was primarily due to unfavorable product mix and increased costs of goods sold.

Other
Other operating income, which represents operating income not attributable to our reportable segments, was $6 million and $9 million in the second quarter of 2025 and 2024, and $15 million and $13 million for the six months ended June 30, 2025 and 2024 respectively. In the current year periods, other operating income primarily represents income from revenues earned under the Kidney Care MSA. In the prior year periods, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The increase in the current year periods compared to the prior year periods reflects the revenues earned under the Kidney Care MSA following the closing of the sale of the Kidney Care business on January 31, 2025.
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
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the six-month periods ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from (used in) operations - continuing operations	$118	$30
Cash flows from (used in) investing activities - continuing operations	(239)	$(142)
Cash flows from (used in) financing activities	(3,988)	$(1,076)
Cash Flows from Operations - Continuing Operations
For the six months ended June 30, 2025 operating cash flows from continuing operations were $118 million. For the six months ended June 30, 2024, operating cash flows from continuing operations were $30 million. Operating cash flows from continuing operations in the current year period were favorably impacted by the timing of certain distributor accruals.
Cash Flows from Investing Activities - Continuing Operations
For the six months ended June 30, 2025, cash used in investing activities from continuing operations primarily included capital expenditures of $262 million. For the six months ended June 30, 2024, cash used in investing activities from continuing operations primarily included capital expenditures of $180 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2025, cash used in financing activities included debt repayments of $3.51 billion, a decrease in commercial paper borrowings of $300 million, and dividend payments of $174 million, partially offset by proceeds from stock issued under employee benefit plans of $16 million. For the six months ended June 30, 2024, cash used for financing activities included debt repayments of $824 million and dividend payments of $295 million, partially offset by proceeds from stock issued under employee benefit plans of $52 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first six months of 2025. We had $1.30 billion remaining available under this authorization as of June 30, 2025.

Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of June 30, 2025, we had a U.S. Dollar-denominated term loan credit facility and a multicurrency revolving credit facility, as described below.
On June 11, 2025, we entered into an amended and restated U.S. Dollar-denominated term loan credit facility (the Term Loan Facility), which amends and restates in its entirety our existing term loan credit facility. As of June 30, 2025, we had $645 million outstanding under the Term Loan Facility, which matures in 2027. Borrowings under the Term Loan Facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Term Loan Facility contains various covenants, including a maximum net leverage ratio. In February 2025, we repaid $1.00 billion under our previously existing five-year term loan facility maturing in 2026.
On June 11, 2025, we entered into an amended and restated revolving credit facility (the Multicurrency Revolver), which amends and restates in its entirety our existing U.S. Dollar-denominated revolving credit facility and replaces our existing Euro-denominated revolving credit facility. Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of June 30, 2025. As of December 31, 2024, there were no borrowings outstanding under our previously existing credit facilities. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
On July 17, 2024, we entered into a credit agreement in which a group of banks have committed to provide us senior unsecured term loans in an aggregate principal amount of up to $2.05 billion (the bridge facility). Borrowings under the bridge facility were available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the sale of our Kidney Care business. Borrowings under the bridge facility bore interest at a rate based on our long-term debt ratings in effect from time to time. The banks’ funding commitments under the bridge facility terminated on December 31, 2024. Outstanding borrowings under the bridge facility were scheduled to mature on the earlier of 364 days from the first funding date and November 24, 2025. Additionally, we are required to use the net cash proceeds from certain transactions (including from the sale of our Kidney Care business) to repay any outstanding borrowings under the bridge facility. There was $1.83 billion outstanding under this bridge facility as of December 31, 2024. In January 2025, we used a portion of the approximately $3.3 billion of net after-tax proceeds from the sale of our Kidney Care business to repay the $1.83 billion outstanding under this bridge facility as of December 31. 2024, at which time it was terminated.
As of June 30, 2025, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of June 30, 2025, we had capacity to draw $1.77 billion under the Multicurrency Revolver. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on the Multicurrency Revolver.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facility for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the Multicurrency Revolver; however, electing to do so would result in higher interest expense. We had no commercial paper borrowings outstanding as of June 30, 2025. As of December 31, 2024 we had $300 million of commercial paper outstanding, which was repaid in full in the first quarter of 2025.

Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $1.69 billion of cash and cash equivalents as of June 30, 2025, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of June 30, 2025, we had approximately $9.50 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. During the first half of 2025, we repaid $3.81 billion of short-and long-term indebtedness primarily with the net after-tax cash proceeds from the sale of our Kidney Care business. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure (including with respect to the potential refinancing of our outstanding indebtedness).
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
Impairment of Goodwill and Other Long-Lived Assets

Front Line Care Reporting Unit
In connection with our November 1, 2024 annual goodwill impairment tests, we recorded a goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment to reduce the carrying value of the reporting unit to its fair value. While no triggering events were identified during the six months ended June 30, 2025, we are continuing to closely monitor the performance of this reporting unit (including in light of evolving global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this business in the future, a goodwill impairment could arise at that time. As of June 30, 2025, the carrying amount of goodwill for our Front Line Care reporting unit was $2.00 billion.
There have been no significant changes in the application of our critical accounting policies during the first six months of 2025.
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
LEGAL CONTINGENCIES
Refer to Note 6 within Item 1 for a discussion of our legal contingencies. Upon resolution of any of these uncertainties, we may incur charges in excess of presently established liabilities. While our liability in connection with certain claims cannot be estimated with any certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on our results of operations and cash flows for that period, the outcome of these legal proceedings is not currently expected to have a material adverse effect on our consolidated financial position. While we believe that we have valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and we may in the future incur material judgments or enter into material settlements of claims.
CERTAIN REGULATORY MATTERS
In July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris), FDA commenced an inspection of the Claris’ facilities in Ahmedabad, India. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection (2017 Warning Letter).¹ FDA re-inspected the facilities and issued a Form FDA 483 on May 17, 2022. On September 1, 2022, FDA notified us that the inspection had been classified as voluntary action indicated. In January 2023, FDA performed an inspection at the Ahmedabad site, concluding with the issuance of a Form FDA 483. On April 26, 2023, FDA notified us that the inspection had been classified as official action indicated. We received a Warning Letter on July 25, 2023 based on observations identified in the January 2023 inspection (2023 Warning Letter)2. Since the issuance of the 2017 Warning Letter, we have implemented corrective and preventive actions to address FDA's related observations, as well as other enhancements at the site. We have fully responded to the 2023 Warning Letter and have implemented additional corrective and preventive actions. In June 2025, FDA performed an inspection at the Ahmedabad site. On June 27, 2025, a three-item Form FDA 483 was issued. Baxter has fully responded to the Form FDA 483. The inspection has not been classified by FDA. In addition, since the issuance of the 2017 Warning Letter, we have secured other sites in our manufacturing network and have launched and distribute select products from those sites in the U.S.
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
•the impact of global economic conditions (including, among other things, changes in tariffs, taxation, trade policies and treaties, sanctions, embargos, export control restrictions, the potential for a recession, supply chain disruptions, inflation levels and interest rates, financial market volatility, banking crises, the war in Ukraine, the conflict in the Middle East and other geopolitical events, including U.S. military strikes on Iran, and the potential for escalation of these and other conflicts, the related economic sanctions being imposed globally in response to the conflicts and potential trade wars, global public health crises, pandemics and epidemics, or the anticipation of any of the foregoing, on our operations and our employees, customers, suppliers, and foreign governments in countries in which we operate) and our ability to identify actions to mitigate the impact of those conditions (or to realize the anticipated benefits of any such mitigating actions;
•product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements or the withdrawal or resubmission of any pending applications), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle;
•demand and market acceptance risks for, and competitive pressures (including pricing) related to, new and existing products and services (including customer response to recent product recalls), challenges and reputational risks associated with converting customers to new products and challenges with accurately predicting changing customer preferences and future expenditures and inventory levels (including with respect to any fluid conservation practices) and with being able to monetize new and existing products and services (and to sustain any related price increases), the impact of those products and services on quality and patient safety concerns, and the need for ongoing training and support for our products and services;
•future actions of, or failures to act or delays in acting by FDA, the European Medicines Agency, or any other regulatory body or government authority (including the SEC, DOJ, Health Canada or the Attorney General of any state), or any product quality or patient safety issues (including those related to voluntary corrections for Novum LVP) that could delay, limit or suspend product development, manufacturing, or sale or otherwise lead to product recalls (either voluntary or required by governmental authorities), adverse regulatory site inspection reports, voluntary or official action indicated classifications, labeling changes, launch delays, warning letters, import bans, refusal of a government to grant or the government withdrawal of approvals, clearances, licenses or other marketing authorizations, denial of import certifications, sanctions, seizures, injunctions (including to halt manufacture or distribution), monetary sanctions, criminal or civil liabilities or litigation;
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
•our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds (which may be reduced by amounts necessary to satisfy any working capital adjustments);

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
•future actions of third parties, including third-party payors and our customers and distributors (including group purchasing organizations (GPOs) and integrated delivery networks);
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
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of June 30, 2025 is five months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of June 30, 2025, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax asset balance of $1 million with respect to those contracts would change by less than $1 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of June 30, 2025 by replacing the actual exchange rates as of June 30, 2025 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of June 30, 2025, our subsidiary in Turkey had net monetary assets of $30 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2024 Annual Report. There were no significant changes during the quarter ended June 30, 2025.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2025. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2024 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the second quarter of 2025, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of June 30, 2025. This program does not have an expiration date.
Item 5. Other Information
Certain Compensation Matters
On August 2, 2025, Baxter and Brent Shafer entered into an amendment and restatement (the A&R Shafer Letter Agreement) of the letter agreement, dated February 1, 2025 and previously filed as Exhibit 10.2 to our Form 8-K filed on February 3, 2025 (the Shafer Letter Agreement), as first amended by the amendment to the Shafer Letter Agreement, dated July 7, 2025.
The A&R Shafer Amendment modifies the terms of the Shafer Letter Agreement by providing that, among other things, Mr. Shafer will be eligible to receive his $600,000 bonus upon the first regular payroll date following, and subject to his continued employment as Interim Chief Executive Officer and Chair (Interim CEO/Chair) of Baxter’s Board of Directors (the Board) through, August 3, 2025. Mr. Shafer will be eligible for a supplemental bonus of up to $100,000 (the Supplemental Bonus), which will be earned and payable upon the first regular payroll date following, and subject to his continued employment as Interim CEO/Chair through, the first date of employment of Andrew Hider, our successor Chief Executive Officer (the Transition Date). The Supplemental Bonus will be an amount equal to $100,000, prorated based on a fraction, (i) the numerator of which is the number of days served by Mr. Shafer as Interim CEO/Chair during the period beginning August 3, 2025 and ending on the Transition Date and (ii) the denominator of which is 31.
As of the Transition Date, Mr. Shafer will cease to serve as Interim CEO/Chair and transition to serving as the non-executive Chair of the Board. He will also rejoin the Nominating, Corporate Governance and Public Policy Committee of the Board as an independent director. He is not to join any other Board committees at this time. On August 2, 2025, the Board approved an annual retainer for Mr. Shafer’s service as non-executive Chair of the Board of $150,000, effective upon the Transition Date, with such amount to be prorated for 2025 (for the period between the Transition Date and December 31, 2025).
The above description of the A&R Shafer Letter Agreement is qualified in its entirety by reference to the terms of the A&R Shafer Letter Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.
Trading Arrangement Matters
Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan, and certain of our officers and directors have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). Further, our officers are eligible to participate in Baxter’s U.S. tax-qualified Section 401(k) plan (401(k) Plan). The 401(k) Plan permits both employer and employee contributions to be invested through a self-directed “brokerage window”, which is subject to Rule 10b5-1(c)(1).

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

10.1
Amended and Restated Five-Year Credit Agreement, dated as of June 11, 2025, among Baxter International Inc. as Borrower Representative, Baxter Healthcare SA, Baxter World Trade SRL, JPMorgan Chase Bank, National Association, as Administrative Agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on June 12, 2025).

10.2
Amended and Restated Credit Agreement, dated as of June 11, 2025, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on June 12, 2025).

C10.3*	Amended and Restated Letter Agreement, dated August 2, 2025, by and between Brent Shafer and the Company

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)
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
Date: August 5, 2025
	By:	/s/ Joel T. Grade
Joel T. Grade Executive Vice President and Chief Financial Officer, (duly authorized officer and principal financial officer)