Form 10-Q
period 2025-09-30
BAXTER INTERNATIONAL INC
filed 2025-11-04
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 31, 2025 was 514,055,805 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$1,726	1,764
Accounts receivable, net of allowances of $69 in 2025 and $71 2024	1,777	1,679
Inventories	2,460	2,046
Prepaid expenses and other current assets	970	753
Current assets of discontinued operations	—	2,611
Total current assets	6,933	8,853
Property, plant and equipment, net	2,812	2,870
Goodwill	5,400	5,275
Other intangible assets, net	4,805	5,223
Operating lease right-of-use assets	270	306
Other non-current assets	847	755
Non-current assets of discontinued operations	—	2,500
Total assets	$21,067	$25,782
Current liabilities:
Short-term debt	$4	$2,126
Current maturities of long-term debt and finance lease obligations	751	626
Accounts payable	953	968
Accrued expenses and other current liabilities	2,067	1,861
Current liabilities of discontinued operations	—	930
Total current liabilities	3,775	6,511
Long-term debt and finance lease obligations, less current portion	8,747	10,374
Operating lease liabilities	210	243
Other non-current liabilities	1,121	1,076
Non-current liabilities of discontinued operations	—	554
Total liabilities	13,853	18,758
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2025 and 2024	683	683
Common stock in treasury, at cost, 169,548,900 shares in 2025 and 172,567,636 shares in 2024	(10,891)	(11,059)
Additional contributed capital	6,345	6,421
Retained earnings	14,837	14,929
Accumulated other comprehensive loss	(3,733)	(4,010)
Total Baxter stockholders’ equity	7,241	6,964
Noncontrolling interests	(27)	60
Total equity	7,214	7,024
Total liabilities and equity	$21,067	$25,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$2,835	$2,699	$8,270	$7,883
Cost of sales	1,885	1,666	5,468	4,858
Gross margin	950	1,033	2,802	3,025
Selling, general and administrative expenses	708	754	2,129	2,206
Research and development expenses	118	129	392	379
Other operating income, net	(48)	(5)	(140)	(9)
Operating income	172	155	421	449
Interest expense, net	58	87	180	251
Other (income) expense, net	(7)	(1)	(10)	(34)
Income (loss) from continuing operations before income taxes	121	69	251	232
Income tax expense (benefit)	172	8	116	70
Income (loss) from continuing operations	(51)	61	135	162
Income (loss) from discontinued operations, net of tax	5	83	36	(290)
Net income (loss)	(46)	144	171	(128)
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	—	—
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	4	—	9
Net income attributable to noncontrolling interests	—	4	—	9
Net income (loss) attributable to Baxter stockholders	$(46)	$140	$171	$(137)
Income (loss) from continuing operations per common share
Basic	$(0.10)	$0.12	$0.26	$0.32
Diluted	$(0.10)	$0.12	$0.26	$0.32
Income (loss) from discontinued operations per common share
Basic	$0.01	$0.15	$0.07	$(0.59)
Diluted	$0.01	$0.15	$0.07	$(0.59)
Income (loss) per common share
Basic	$(0.09)	$0.27	$0.33	$(0.27)
Diluted	$(0.09)	$0.27	$0.33	$(0.27)
Weighted-average number of shares outstanding
Basic	514	510	513	509
Diluted	514	512	514	511
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$(51)	$61	$135	$162
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($1) and $(19) for the three months ended September 30, 2025 and 2024, respectively, and ($13) and ($3) for nine months ended September 30, 2025 and 2024, respectively.	13	106	148	(61)
Pension and other postretirement benefits, net of tax expense (benefit) of zero and ($2) for the three months ended September 30, 2025 and 2024, respectively, and ($7) and zero for nine months ended September 30, 2025 and 2024, respectively.	(1)	(6)	5	(2)
Hedging activities, net of tax expense (benefit) of zero and ($3) for the three months ended September 30, 2025 and 2024, respectively, and ($1) and zero for nine months ended September 30, 2025 and 2024, respectively.	1	(9)	(2)	2
Total other comprehensive income (loss) from continuing operations, net of tax	13	91	151	(61)
Comprehensive income (loss) from continuing operations	(38)	152	286	101
Income (loss) from discontinued operations, net of tax	5	83	36	(290)
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero and $(11) for the three months ended September 30, 2025 and 2024, respectively, and zero and $(15) for nine months ended September 30, 2025 and 2024, respectively.	—	90	137	(35)
Pension and other postretirement benefits, net of tax expense (benefit) of zero for the three months ended September 30, 2025 and 2024, and $(3) and zero for nine months ended September 30, 2025 and 2024, respectively.	—	—	(11)	(1)
Total other comprehensive income (loss) from discontinued operations	—	90	126	(36)
Comprehensive income (loss) from discontinued operations	5	173	162	(326)
Comprehensive income (loss)	(33)	325	448	(225)
Less: Comprehensive income attributable to noncontrolling interests	—	4	—	9
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	(4)
Comprehensive income (loss) attributable to Baxter stockholders	$(33)	$321	$448	$(230)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2025	683	$683	170	$(10,915)	$6,328	$14,970	$(3,746)	$7,320	$(27)	$7,293
Net income (loss)	—	—	—	—	—	(46)	—	(46)	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	—	13	13	—	13
Stock issued under employee benefit plans and other	—	—	—	24	17	—	—	41	—	41
Dividends declared on common stock	—	—	—	—	—	(87)	—	(87)	—	(87)
Balance as of September 30, 2025	683	$683	170	$(10,891)	$6,345	$14,837	$(3,733)	$7,241	$(27)	$7,214

	For the nine months ended September 30, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2025	683	$683	173	$(11,059)	$6,421	$14,929	$(4,010)	$6,964	$60	$7,024
Net income (loss)	—	—	—	—	—	171	—	171	—	171
Other comprehensive income (loss)	—	—	—	—	—	—	162	162	—	162
Reclassification of other comprehensive income (loss) disposed in the Kidney Care separation	—	—	—	—	—	—	115	115	—	115
Stock issued under employee benefit plans and other	—	—	(3)	168	(76)	—	—	92	—	92
Dividends declared on common stock	—	—	—	—	—	(263)	—	(263)	—	(263)
Disposition of noncontrolling interest associated with the Kidney Care separation	—	—	—	—	—	—	—	—	(87)	(87)
Balance as of September 30, 2025	683	$683	170	$(10,891)	$6,345	$14,837	$(3,733)	$7,241	$(27)	$7,214

	For the three months ended September 30, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2024	683	$683	173	$(11,104)	$6,353	$15,539	$(3,828)	$7,643	$65	$7,708
Net income (loss)	—	—	—	—	—	140	—	140	4	144
Other comprehensive income (loss)	—	—	—	—	—	—	181	181	—	181
Stock issued under employee benefit plans and other	—	—	—	20	38	—	—	58	—	58
Dividends declared on common stock	—	—	—	—	—	(150)	—	(150)	—	(150)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Balance as of September 30, 2024	683	$683	173	$(11,084)	$6,391	$15,529	$(3,647)	$7,872	$70	$7,942

	For the nine months ended September 30, 2024
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2024	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
Net income (loss)	—	—	—	—	—	(137)	—	(137)	9	(128)
Other comprehensive income (loss)	—	—	—	—	—	—	(93)	(93)	(4)	(97)
Stock issued under employee benefit plans and other	—	—	(3)	146	2	—	—	148	—	148
Dividends declared on common stock	—	—	—	—	—	(448)	—	(448)	—	(448)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2024	683	$683	173	$(11,084)	$6,391	$15,529	$(3,647)	$7,872	$70	$7,942
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operations
Net income (loss)	$171	$(128)
Less: Income (loss) from discontinued operations, net of tax	36	(290)
Income (loss) from continuing operations	135	162
Adjustments to reconcile net income (loss) to cash flows from operations:
Depreciation and amortization	741	752
Deferred income taxes	(115)	(136)
Stock compensation	80	75
Net periodic pension and other postretirement costs	(24)	(21)
Other long-lived asset impairments	24	42
Other	22	20
Changes in balance sheet items:
Accounts receivable, net	(44)	(17)
Inventories	(360)	(180)
Prepaid expenses and other current assets	(32)	(61)
Accounts payable	(36)	3
Accrued expenses and other current liabilities	31	(192)
Other	(67)	(71)
Cash flows from (used in) operations - continuing operations	355	376
Cash flows from (used in) operations - discontinued operations	(94)	155
Cash flows from (used in) operations	261	531
Cash flows from investing activities
Capital expenditures	(373)	(314)
Acquisitions of developed technology and investments	(9)	(9)
Proceeds from sale of marketable equity securities	—	34
Other investing activities, net	32	8
Cash flows from (used in) investing activities - continuing operations	(350)	(281)
Cash flows from (used in) investing activities - discontinued operations	3,389	(140)
Cash flows from (used in) investing activities	3,039	(421)
Cash flows from financing activities
Repayments of debt	(3,505)	(827)
Repayments of debt with original maturities of three months or less	(300)	—
Cash dividends on common stock	(261)	(443)
Proceeds from stock issued under employee benefit plans	25	63
Payments of contingent liabilities	(10)	—
Other financing activities, net	(18)	(15)
Cash flows from (used in) financing activities	(4,069)	(1,222)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	83	(45)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	—	39
Increase (decrease) in cash, cash equivalents and restricted cash	(686)	(1,118)
Cash, cash equivalents and restricted cash at beginning of period (1)	2,414	3,198
Cash, cash equivalents and restricted cash at end of period (1)	1,728	2,080
Less cash and cash equivalents of discontinued operations	—	658
Cash, cash equivalents and restricted cash of continuing operations	$1,728	$1,422
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of September 30, 2025, December 31, 2024, and September 30, 2024 (in millions):

	September 30, 2025	December 31, 2024	September 30, 2024
Cash and cash equivalents	$1,726	$1,764	$1,420
Restricted cash included in other non-current assets	2	2	2
Cash and cash equivalents of discontinued operations	—	648	658
Cash, cash equivalents and restricted cash	$1,728	$2,414	$2,080
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
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds of approximately $3.3 billion, prior to giving effect to certain post-closing adjustments. In the third quarter of 2025, the purchase price was reduced by $99 million for final closing cash, working capital and other post-closing adjustments in accordance with the terms of the EPA, which are recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of September 30, 2025. The financial position, results of operations and cash flows of our Kidney Care business, including the gain on sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying condensed consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations. See Note 2 for additional information.
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, North Carolina and disrupted operations at that facility. Since then, we have actively worked with customers, regulators and other stakeholders to manage inventory and minimize disruption to patient care as we worked towards resuming our North Cove manufacturing operations. The facility was fully operational by the end of the first quarter of 2025. In the third quarter and first nine months of 2025, we recorded $8 million and $123 million, respectively, of pre-tax net charges related to remediation, air freight and other costs as a result of the damages caused by Hurricane Helene. In the third quarter of 2024, we recorded $25 million of pre-tax net charges related to damages caused by Hurricane Helene. This consisted of $44 million related to the write-off of damaged inventory and fixed assets offset by a receivable of $19 million, which is the amount of the loss, net of our insurance deductible, related to insurance recoveries as a result of those asset write-offs. These amounts were recorded as a component of cost of sales in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2025 and 2024.
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

Discontinued Operations - Kidney Care
On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction prior to giving effect to certain post-closing adjustments. We recognized a pre-tax gain on the sale of $191 million ($111 million net of tax). In the third quarter of 2025, we recognized a pre-tax reduction of the gain on the sale of $55 million as a result of final working capital adjustments made in accordance with the related EPA. For the nine months ended September 30, 2025, we recognized a pre-tax gain on sale of $115 million.
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
Upon closing of the sale of the Kidney Care business, pursuant to the EPA, Baxter and Vantive entered into several agreements, including a Manufacturing and Supply Agreement (Kidney Care MSA), a Transition Services Agreement (Kidney Care TSA), a Long Term Master Services Agreement, a Distribution Agreement and certain other arrangements providing for short-term supply of saline products, and an Intellectual Property Agreement. Pursuant to the Kidney Care MSA, Baxter and the Kidney Care divested entities provide each other with certain dialysis-related products, other products, product components and fulfillment services for up to 10 years post-closing (with certain extension rights and early exit rights as provided therein). Pursuant to the Kidney Care MSA, our sales to Vantive are recognized in net sales in the condensed consolidated statements of income (loss). Pursuant to the Kidney Care TSA, Baxter and the entities that were divested in connection with the Kidney Care sale (the Kidney Care divested entities) provide each other, on an interim basis, certain transitional services for up to 30 months post-closing (with certain extension rights and early exit rights as provided therein) to help ensure business continuity and help minimize disruptions to the operations of both parties post-closing. Services provided under the Kidney Care TSA include information technology applications and support, supply chain and certain other corporate and administrative services. Billings by us under the Kidney Care TSA are recorded in other operating income, net in the condensed consolidated statements of income. The costs to provide each respective service is recorded in the applicable expense category in the condensed consolidated statements of income (loss).
In accordance with the EPA, we have agreed to indemnify Vantive for certain items, including taxes imposed on or with respect to the Kidney Care divested entities, for pre-closing tax periods. The net indemnification liability as of September 30, 2025 was $57 million. Further, in accordance with the EPA, Baxter recorded a contingent liability for payments to reimburse Vantive for qualifying capital expenditures of $133 million over a period of three years post sale. The contingent liability as of September 30, 2025 was $124 million based on payments made to date.
Certain of the business guarantees originally entered by us on behalf of the Kidney Care business were not released prior to the completion of the sale and remain outstanding. These legacy guarantees primarily relate to certain global employee benefit matters, leases, performance contracts and ones to support regulatory requirements of the Kidney Care business. As of September 30, 2025, the total amount of Kidney Care business guarantees retained by us is approximately $230 million. Under terms of the EPA, Carlyle has agreed to indemnify us for any cost or expense, or payments made in the future under these arrangements.

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following tables summarize the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net sales	$—	$1,155	$352	$3,375
Cost of sales	—	731	206	2,125
Gross margin	—	424	146	1,250
Selling, general and administrative expenses	—	278	116	874
Research and development expenses	—	41	16	140
Goodwill impairment	—	—	—	430
Other operating income, net	—	(1)	—	(1)
Operating income (loss)	—	106	14	(193)
Interest expense, net	—	1	13	—
Other (income) expense, net	—	(8)	7	(2)
Income (loss) from discontinued operations before gain on disposition and income taxes	—	113	(6)	(191)
Gain (loss) on disposition	(55)	—	115	—
Income tax expense (benefit)	(60)	30	73	99
Income (loss) from discontinued operations, net of tax	5	83	36	(290)
Less: Net income attributable to noncontrolling interest included in discontinued operations	—	4	—	9
Net income (loss) attributable to Baxter stockholders included in discontinued operations	$5	$79	$36	$(299)
For the three and nine months ended September 30, 2025, settlement of certain net working capital adjustments made in accordance with the EPA and increased indemnification liabilities reduced the gain from the sale of our Kidney Care business. For the three months ended September 30, 2024, selling, general and administrative expenses (SG&A) includes $69 million of separation-related costs incurred in connection with the sale of our Kidney Care business. For the nine months ended September 30, 2025 and 2024, SG&A includes $37 million and $236 million, respectively, of separation-related costs incurred in connection with the sale of our Kidney Care business.
In the third quarter of 2025, a $41 million tax benefit was allocated to discontinued operations due to recording of reserves for uncertain tax positions related to the transfer pricing matters for tax years 2021 through 2025. See Note 12 for additional information.

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
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$71	$67	$71	$62
Charged to costs and expenses	(3)	4	(3)	4
Write-offs	—	(3)	(3)	(6)
Currency translation adjustments	1	(3)	4	5
Balance at end of period	$69	$65	$69	$65

Inventories

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$573	$510
Work in process	311	266
Finished goods	1,576	1,270
Inventories	$2,460	$2,046
Property, Plant and Equipment, Net

(in millions)	September 30, 2025	December 31, 2024
Property, plant and equipment, at cost	$7,750	$7,648
Accumulated depreciation	(4,938)	(4,778)
Property, plant and equipment, net	$2,812	$2,870
Other Current Assets and Liabilities
In connection with the sale of our Kidney Care business and pursuant to the EPA, the Kidney Care assets and liabilities in certain countries are to be transferred at a later date for operational, regulatory or other reasons. Accordingly, the related assets, primarily consisting of accounts receivable, of $32 million and liabilities, consisting of accounts payable, of $10 million of these deferred markets and are presented within prepaid and other current assets and accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025.
In the first quarter of 2025, we signed a purchase agreement with a buyer to sell our manufacturing facility in Opelika, Alabama for $25 million, subject to the satisfaction of various closing conditions. The related assets are classified as held-for-sale and are presented within prepaid and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2025. The net book value of the assets as of September 30, 2025 approximates the transaction price net of estimated selling costs.
Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest expense, net of capitalized interest	$68	$101	$221	$308
Interest income	(10)	(14)	(41)	(57)
Interest expense, net	$58	$87	$180	$251
Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Foreign exchange losses, net	$3	$7	$15	21
Pension and other postretirement benefit plans	(11)	(9)	(33)	(34)
Change in fair value of marketable equity securities	3	—	2	(3)
Equity method investment impairment	—	—	9	—
Other, net	(2)	1	(3)	(18)
Other (income) expense, net	$(7)	$(1)	$(10)	$(34)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2025 and 2024 were $14 million and $54 million, respectively.

Purchases of property, plant and equipment included in accounts payable as of September 30, 2025 and 2024 were $45 million and $34 million, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Total
Balance as of December 31, 2024	$1,185	$3,550	$540	$5,275
Currency translation	72	20	33	125
Balance as of September 30, 2025	$1,257	$3,570	$573	$5,400
Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
December 31, 2024
Gross other intangible assets	$3,387	$3,131	$958	$86	$680	$107	$8,349
Accumulated amortization	(878)	(2,075)	(107)	(66)	—	—	(3,126)
Other intangible assets, net	$2,509	1,056	851	20	680	107	5,223
September 30, 2025
Gross other intangible assets	$3,393	$3,208	$953	$91	$680	$107	$8,432
Accumulated amortization	(1,041)	(2,360)	(154)	(72)	—	—	(3,627)
Other intangible assets, net	$2,352	$848	$799	$19	$680	$107	$4,805
Intangible asset amortization expense was $147 million and $159 million for the three months ended September 30, 2025 and 2024, respectively, and $453 million and $471 million for the nine months ended September 30, 2025 and 2024.
5. FINANCING ARRANGEMENTS
Significant Debt Activity
In February 2025, we repaid $1.00 billion under our previously existing $1.64 billion five-year term loan facility maturing in 2026. In June 2025, we amended and restated this term loan facility in its entirety (as further described under "Credit Facilities" below).
Credit Facilities
On June 11, 2025, we entered into an amended and restated U.S. Dollar-denominated term loan credit facility (the Term Loan Facility), which amends and restates in its entirety our existing term loan credit facility. As of September 30, 2025, we had $645 million outstanding under the Term Loan Facility, which matures in 2027. Borrowings under the Term Loan Facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Term Loan Facility contains various covenants, including a maximum net leverage ratio.
On June 11, 2025, we entered into an amended and restated revolving credit facility (the Multicurrency Revolver), which amends and restates in its entirety our existing U.S. Dollar-denominated revolving credit facility and replaces our existing Euro-denominated revolving credit facility. Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The

Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of September 30, 2025. As of December 31, 2024, there were no borrowings outstanding under our previously existing credit facilities. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings. As of September 30, 2025, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of September 30, 2025, we had capacity to draw $1.10 billion under the Multicurrency Revolver.
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
In the first nine months of 2025, we repaid $680 million of senior notes at maturity.
Commercial Paper
There was no commercial paper outstanding as of September 30, 2025. As of December 31, 2024, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 4.78% and an original term of 45 days. In the first quarter of 2025, we repaid the $300 million balance outstanding as of December 31, 2024.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, employment and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2025 and December 31, 2024, our total recorded reserves with respect to legal and environmental matters were $56 million and $40 million, respectively.
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

Novum IQ Large Volume Pump (Novum LVP)
On April 24, 2025, we initiated a voluntary correction for the Novum LVP due to the potential for under-infusion when the pump is in "standby mode" for an extended period of time. On May 20, 2025, the U.S. Food and Drug Administration (FDA) classified this voluntary correction as a Class I recall. In July 2025, we initiated voluntary corrections for the Novum LVP due to the potential for under-infusion when the pump is directed to deliver a bolus infusion or significantly increase the rate of infusion after it has been running at a lower infusion rate and the potential for over- and under-infusion related to set misloading as well as certain software anomalies. In August 2025, the FDA classified these additional voluntary corrections as Class I recalls. We have implemented certain corrections related to the recalls, and are developing additional corrections related to these recalls, some of which will require regulatory approval. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. We have recorded a reserve for remediation costs associated with these initial Novum LVP corrections in the second quarter that is not material to our financial results. However, these estimates may be subject to change and these and other additional costs (including those associated with any additional corrections) could become material in the future.
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Additionally, we have reached an agreement in principle to resolve liability through a remedial investigation and feasibility study at a seventh Superfund site for an amount not material to Baxter. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of September 30, 2025 and December 31, 2024, our environmental reserves, which are measured on an undiscounted basis, were $29 million. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
In March 2020, two lawsuits were filed against us in the Northern District of Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs sought damages, including compensatory and punitive damages in an unspecified amount, and unspecified injunctive and declaratory relief. The parties reached an agreement to settle these lawsuits in the third quarter of 2021 for amounts that were not material to our financial results, which were paid in the fourth quarter of 2021. We have since resolved, without litigation, additional claims of injuries from exposure to ethylene oxide at Mountain Home for amounts within accruals previously established as of December 31, 2021. On October 20, 2022, a lawsuit was filed against us in the Western District of Arkansas alleging injury as a result of exposure to ethylene oxide at Mountain Home. The parties reached an agreement to settle this lawsuit in the third quarter of 2023 for an amount that was not material to our financial results, which was paid in the fourth quarter of 2023. The case was dismissed on October 17, 2023. Since December 2023, lawsuits have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. The plaintiffs seek damages in an unspecified amount. In the second quarter of 2025, plaintiffs voluntarily dismissed Baxter from 30 of the filed cases, which dismissal was granted by the court, and have filed additional complaints. Thirty-eight complaints are currently filed and pending. The parties have reached an agreement in principle to resolve the remaining filed cases, for an amount not material to Baxter.
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
On June 20, 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act and Section 3 of the Clayton Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. On September 30, 2024, the plaintiff filed a First Amended Complaint. On November 8, 2024, Hillrom filed a Motion to Dismiss Plaintiff's Amended Complaint. Briefing was completed in January 2025, and the court held a hearing on the motion on March 25, 2025. The court granted the motion and dismissed the case with prejudice on September 12, 2025. Reading Hospital filed a Notice of Appeal of the dismissal on October 9, 2025.
On October 16, 2025, we and certain of our current and former officers and employees were named in a class action complaint captioned Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, which allegedly purchased or otherwise acquired shares of our common stock during the specified class period, filed this putative class action on behalf of itself and those who purchased or otherwise acquired Baxter common stock between February 23, 2022 and July 30, 2025. The plaintiff alleges that we and certain former and current officers and employees violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to Novum LVP.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended September 30, 2025 and 2024 were $0.17 and $0.29, respectively, and for the nine months ended September 30, 2025 and 2024 were $0.51 and $0.87, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first nine months of 2025 and 2024 we did not repurchase any shares under this authority. We had $1.30 billion remaining available under the authorization as of September 30, 2025.
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

The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the nine months ended September 30, 2025 and 2024.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)
Other comprehensive income (loss) before reclassifications	159	12	(1)	—	170
Amounts reclassified from AOCI (a)	126	(18)	(1)	—	107
Net other comprehensive income (loss)	285	(6)	(2)	—	277
Balance as of September 30, 2025	$(3,145)	$(481)	$(110)	$3	$(3,733)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
Other comprehensive income (loss) before reclassifications	(92)	—	2	—	(90)
Amounts reclassified from AOCI (a)	—	(3)	—	—	(3)
Net other comprehensive income (loss)	(92)	(3)	2	—	(93)
Balance as of September 30, 2024	$(3,077)	$(455)	$(118)	$3	$(3,647)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income (loss) during the three and nine months ended September 30, 2025 and 2024.

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from Kidney Care separation	$—	$(126)	Income from discontinued operations, net of tax
Less: Tax effect	—	—	Income from discontinued operations, net of tax
	$—	$(126)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$3	$9	Other (income) expense, net
Pension settlement from Kidney Care separation	—	14	Income from discontinued operations, net of tax
	$3	$23	Total before tax
Less: Tax effect	—	(2)	Income tax expense (benefit)
Less: Tax effect on pension settlement from Kidney Care separation	—	(3)	Income from discontinued operations, net of tax
	$3	$18	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$—	$6	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
	(1)	2	Total before tax
Less: Tax effect	—	(1)	Income tax expense (benefit)
	$(1)	$1	Net of tax
Total reclassifications for the period	$2	$(107)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$1	$4	Other (income) expense, net
Less: Tax effect	—	(1)	Income tax expense (benefit)
	1	3	Total before tax
Gains (losses) on hedging activities
Foreign exchange contracts	$4	$9	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
Fair value hedges	—	(5)	Other (income) expense, net
	3	—	Total before tax
Less: Tax effect	(1)	—	Income tax expense (benefit)
	$2	$—	Net of tax
Total reclassifications for the period	$3	$3	Total net of tax
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
As of September 30, 2025, we had $9.89 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Products & Therapies segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 5% of this amount as revenue over the remainder of 2025, 20% in each of 2026 and 2027, 15% in 2028 and 40% thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which include estimates of variable consideration primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and nine months ended September 30, 2025 and 2024 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.64 billion and $1.54 billion as of September 30, 2025 and December 31, 2024, respectively.
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
The following table summarizes our contract assets:

(in millions)	September 30, 2025	December 31, 2024
Contract manufacturing services	$5	$2
Software sales	34	44
Bundled equipment and consumable medical products contracts	99	87
Contract assets	$138	$133
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
The following table summarizes contract liability activity for the nine months ended September 30, 2025 and 2024. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Nine Months Ended September 30,
(in millions)	2025	2024
Balance at beginning of period	$171	$169
New revenue deferrals	388	383
Revenue recognized upon satisfaction of performance obligations	(394)	(389)
Currency translation and other	(6)	(3)
Balance at end of period	$159	$160
For the nine months ended September 30, 2025 and 2024, $89 million and $94 million of revenue was recognized that was included in contract liabilities as of December 31, 2024 and 2023, respectively.

The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets	$65	$51
Other non-current assets	73	82
Contract assets	$138	$133

Accrued expenses and other current liabilities	$124	$131
Other non-current liabilities	35	40
Contract liabilities	$159	$171
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
The components of lease revenue for the three and nine months ended September 30, 2025 and 2024 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Sales-type lease revenue	$—	$3	$8	$8
Operating lease revenue	86	102	264	288
Variable lease revenue	5	10	20	22
Total lease revenue	$91	$115	$292	$318
Our net investment in sales-type leases was $33 million as of September 30, 2025, of which $3 million originated in 2021 and prior, $5 million in 2022, $6 million in 2023, $10 million in 2024, and $9 million in 2025.
10. BUSINESS OPTIMIZATION CHARGES
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts include restructuring the organization into verticalized segments, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $1 million through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. For segment reporting, business optimization charges are unallocated expenses.

During the three and nine months ended September 30, 2025 and 2024, we recorded the following charges related to business optimization programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Restructuring charges	$37	$15	$95	$36
Costs to implement business optimization programs	1	3	5	13
Total business optimization charges	$38	$18	$100	$49
Costs to implement business optimization programs for the three and nine months ended September 30, 2025 and 2024, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.
During the three and nine months ended September 30, 2025 and 2024, we recorded the following restructuring charges.

	Three months ended September 30, 2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$8	$8	$2	$18
Contract termination and other costs	8	2	—	10
Asset write offs	9	—	—	9
Total restructuring charges	$25	$10	$2	$37

	Three months ended September 30, 2024
(in millions)	COGS	SG&A	Total
Employee termination costs	$2	$10	$12
Contract termination and other costs	—	3	3
Total restructuring charges	$2	$13	$15

	Nine months ended September 30, 2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$19	$27	$3	$49
Contract termination and other costs	10	4	—	14
Asset write offs	13	19	—	32
Total restructuring charges	$42	$50	$3	$95

	Nine months ended September 30, 2024
(in millions)	COGS	SG&A	Total
Employee termination costs	$4	$25	$29
Contract termination and other costs	1	6	7
Total restructuring charges	$5	$31	$36

For the three and nine months ended September 30, 2025, $10 million and $41 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment. For the three months ended September 30, 2025, $21 million of the restructuring charges reflected in the table above, consisting of $8 million of asset impairments, $8 million of contract termination and other costs, and $5 million of employee termination costs, were related to the exit of a product line at one of our manufacturing facilities. For the nine months ended September 30, 2025, $24 million of the restructuring charges reflected in the table above, consisting of $11 million of asset impairments, $8 million of contract termination and other costs, and $5 million of employee termination costs, were related to the exit of a product line at one of our manufacturing facilities.
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
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2024	$122
Charges	70
Payments	(97)
Reserve adjustments	(7)
Currency translation	5
Liability balance as of September 30, 2025	$93
Substantially all of our restructuring liabilities as of September 30, 2025 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2026.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Pension benefits
Service cost	$3	$4	$9	$13
Interest cost	34	33	102	123
Expected return on plan assets	(44)	(43)	(132)	(160)
Amortization of net losses and prior service costs	1	4	3	11
Net periodic pension cost (benefit)	$(6)	$(2)	$(18)	$(13)
OPEB
Interest cost	$2	$2	$6	$6
Amortization of net loss and prior service credit	(4)	(5)	(12)	(14)
Net periodic OPEB cost (income)	$(2)	$(3)	$(6)	$(8)
12. INCOME TAXES
Our effective income tax rate was 142% and 12% for the three months ended September 30, 2025 and 2024, respectively, and 46% and 30% for the nine months ended September 30, 2025 and 2024, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended September 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by an increase in liabilities for uncertain tax positions, partially offset by a reduction in the valuation allowance on foreign tax credits and changes in the treatment of accumulated earnings that are considered indefinitely reinvested as of December 31, 2024.
For the nine months ended September 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by an increase in liabilities for uncertain tax positions, partially offset by a reduction in the valuation allowance on foreign tax credits, changes in the treatment of accumulated earnings that are considered indefinitely reinvested as of December 31, 2024 and a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss for the period.
For the three months ended September 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix, the tax impacts of the write-off of damaged inventory and fixed assets at our North Cove facility caused by Hurricane Helene, and a change in our assertion on the reinvested foreign earnings related to the sale of our former Kidney Care segment allocated to continuing operations, partially offset by a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the sale of our former Kidney Care segment.
For the nine months ended September 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the sale of our former Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, an increase in income tax expense resulting from internal reorganization transactions related to the sale of our former Kidney Care segment, and an increase in our liabilities for various uncertain tax positions, partially offset by a favorable geographic earnings mix.
We are currently under examination by the Internal Revenue Service (IRS) for transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. While we have not yet received a Notice of Proposed Adjustment (NOPA) from the IRS, the examination is ongoing, and we are in the process of responding to inquiries from, and engaging in ongoing discussions with, the IRS related to certain intercompany transactions between our U.S. entities and these foreign manufacturers. As a result, we have recorded reserves for uncertain tax positions related to these transfer pricing matters for tax years 2019 through 2025. These reserves in aggregate are recorded to expense for approximately $300 million, exclusive of any potential penalties and interest. While we believe that our transfer pricing positions are well documented, properly supported, and adequate amounts have been reserved to account for any adjustments that may ultimately result from this examination, the ultimate outcome of this matter is uncertain (upon the receipt of a NOPA or otherwise).
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax provisions, including extensions of key provisions from the 2017 Tax Cuts and Jobs Act and modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We currently expect that the impact of the OBBBA legislation on our income tax expense for the year ending December 31, 2025 will not be material. We will continue to monitor regulatory guidance and interpretations as they are issued.
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
The following table is a reconciliation of income (loss) from continuing operations to net income (loss) attributable to Baxter stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Income (loss) from continuing operations	$(51)	$61	$135	$162
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	—	—
Income (loss) from continuing operations attributable to Baxter stockholders	(51)	61	135	162
Income (loss) from discontinued operations	5	83	36	(290)
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	4	—	9
Income (loss) from discontinued operations attributable to Baxter stockholders	5	79	36	(299)
Net income (loss) attributable to Baxter stockholders	$(46)	$140	$171	$(137)

The following table is a reconciliation of basic shares and diluted shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Basic shares	514	510	513	509
Effect of dilutive securities	—	2	1	2
Diluted shares	514	512	514	511
Basic and diluted shares are the same for three months ended September 30, 2025 due to our loss from continuing operations attributable to Baxter stockholders. The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 22 million and 20 million shares issuable under equity awards for the three and nine months ended September 30, 2025, respectively, and 18 million and 19 million shares issuable under equity awards for the three and nine months ended September 30, 2024, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
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

The notional amounts of foreign exchange contracts designated as cash flow hedges were $6 million and $99 million as of September 30, 2025 and December 31, 2024, respectively. The maximum term over which we have cash flow hedge contracts in place related to forecasted transactions at September 30, 2025 is two months for foreign exchange contracts. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2025 and December 31, 2024.
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
There were no outstanding interest rate contracts designated as fair value hedges as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, we had an accumulated pre-tax unrealized translation loss in AOCI of $5 million related to the Euro-denominated senior notes.
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
There were no cash flow hedge dedesignations in the first nine months of 2025 or 2024 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2025 or 2024.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In March 2025, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above. There were no net investment hedges terminated during the first nine months of 2024.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
In March 2025, as discussed in the "Net Investment Hedges" section above, we entered into forward contracts with a notional amount of $655 million to hedge the repayment of our Euro-denominated senior notes due May 2025. These forward contracts matured in May 2025. The total notional amount of undesignated derivative instruments was $381 million as of September 30, 2025 and $389 million as of December 31, 2024.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended September 30, 2025 and 2024.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2025	2024		2025	2024
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	—	(9)	Cost of sales	—	4
Net investment hedges	(2)	(68)	Other (income) expense, net	—	—
Total	$(2)	$(77)		$(1)	$3

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2025	2024
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$1	$6
Total		$1	$6
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2025	2024		2025	2024
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(4)	$(4)
Foreign exchange contracts	2	5	Cost of sales	6	9
Fair value hedges
Foreign exchange contracts	—	(3)	Other (income) expense, net	—	(5)
Net investment hedges	(129)	(19)	Other (income) expense, net	—	—
Total	$(127)	$(17)		$2	$—

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2025	2024
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$—	$(24)
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	32	—
Total		$32	$(24)
As of September 30, 2025, $4 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2025.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Net investment hedges			Long-term debt and finance lease obligations, less current portion	$836
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	2	Accrued expenses and other current liabilities	3
Total derivative instruments		$2		$839
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

	September 30, 2025		December 31, 2024
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$2	$3	$7	$2
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	—	—	(1)	(1)
Total	$2	$3	$6	$1
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of September 30, 2025	Balance as of December 31, 2024	Balance as of September 30, 2025	Balance as of December 31, 2024
Long-term debt	$99	$99	$2	$2
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$2	$—	$2	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	12	12	—	—
Total	$15	$12	$2	$1
Liabilities
Foreign exchange contracts	$3	$—	$3	$—
Contingent payments related to acquisitions	14	—	—	14
Indemnifications related to Kidney Care separation[1]	57	—	—	57
Total	$74	$—	$3	$71
1 See Note 2 for additional information.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$7	$—	$7	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	13	13	—	—
Total	$21	$13	$7	$1
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Contingent payments related to acquisitions	12	—	—	12
Total	$14	$—	$2	$12
As of September 30, 2025 and December 31, 2024, cash and cash equivalents of $1.73 billion and $1.76 billion, respectively, included money market fund and other short-term funds of approximately $631 million and $583 million, respectively, that are considered Level 2 in the fair value hierarchy.
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

	Three Months Ended September 30,
	2025			2024
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$56	$12	$1	$14	$1
Additions	1	—	—	—	—
Change in fair value recognized in earnings	—	2	—	—	—
Payments	—	—	—	(2)	—
Fair value at end of period	$57	$14	$1	$12	$1

	Nine Months Ended September 30,
	2025			2024
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$—	$12	$1	$14	$1
Additions	57	—	—	—	—
Change in fair value recognized in earnings		2	—	—	—
Payments	—	—	—	(2)	—
Fair value at end of period	$57	$14	$1	$12	$1
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of September 30, 2025 and December 31, 2024.

	Book values		Fair values(a)
(in millions)	2025	2024	2025	2024
Liabilities
Short-term debt	$4	$2,126	$4	$2,126
Current maturities of long-term debt and finance lease obligations	751	626	741	619
Long-term debt and finance lease obligations	8,747	10,374	7,918	9,295
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
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $51 million as of September 30, 2025 and $37 million as of December 31, 2024. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our condensed consolidated balance sheets.

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
Disaggregation of Net Sales
The following tables present our U.S. and international disaggregated net sales.

	Three Months Ended September 30,
	2025			2024
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Technologies	$555	$468	$1,023	$613	$457	$1,070
Advanced Surgery	168	138	306	149	123	272
Medical Products & Therapies	723	606	1,329	762	580	1,342
Care & Connectivity Solutions	348	125	473	335	121	456
Front Line Care	229	71	300	222	74	296
Healthcare Systems & Technologies	577	196	773	557	195	752
Injectables & Anesthesia	177	156	333	178	143	321
Drug Compounding	—	299	299	—	267	267
Pharmaceuticals	177	455	632	178	410	588
Other	67	34	101	3	14	17
Total Baxter	$1,544	$1,291	$2,835	$1,500	$1,199	$2,699

	Nine Months Ended September 30,
	2025			2024
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Technologies	$1,693	$1,348	$3,041	$1,718	$1,363	$3,081
Advanced Surgery	471	399	870	446	366	812
Medical Products & Therapies	2,164	1,747	3,911	2,164	1,729	3,893
Care & Connectivity Solutions	1,005	369	1,374	945	365	1,310
Front Line Care	652	218	870	635	222	857
Healthcare Systems & Technologies	1,657	587	2,244	1,580	587	2,167
Injectables & Anesthesia	559	441	1,000	566	424	990
Drug Compounding	—	825	825	—	778	778
Pharmaceuticals	559	1,266	1,825	566	1,202	1,768
Other	190	100	290	30	25	55
Total Baxter	$4,570	$3,700	$8,270	$4,340	$3,543	$7,883

Geographic Sales Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
United States	$1,544	$1,500	$4,570	$4,340
Emerging markets[1]	355	347	996	1,001
Rest of world[2]	936	852	2,704	2,542
Total Baxter	$2,835	$2,699	$8,270	$7,883
1 Emerging markets includes sales from our operations in Eastern Europe, the Middle East, Africa, Latin America, and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia, and New Zealand.
Segment Operating Income
In the first quarter of 2025, in conjunction with the change in our Chief Executive Officer, we determined that our chief operating decision maker (CODM) was comprised of our Chair and Interim Chief Executive Officer, and the Executive Vice President, Chief Operating Officer and Interim Group President, Medical Products & Therapies. In the third quarter of 2025, in conjunction with the appointment of Andrew Hider as our Chief Executive Officer, we determined that our President and Chief Executive Officer is now the CODM, who reviews the financial information presented for purposes of evaluating the performance of our segments and to make resource allocation decisions. The change in CODM during both the first quarter and third quarter of 2025 did not result in a change in our segments.
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

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$1,329	$773	$632	$1,342	$752	$588
Cost of sales	752	410	450	734	368	408
Selling, general and administrative expenses	286	219	107	291	203	95
Research and development expenses	41	48	26	53	45	23
Other segment items	(23)	(8)	(7)	(4)	—	4
Segment operating income	$273	$104	$56	$268	$136	$58

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$3,911	$2,244	$1,825	$3,893	$2,167	$1,768
Cost of sales	2,201	1,154	1,274	2,136	1,094	1,197
Selling, general and administrative expenses	867	658	316	868	612	289
Research and development expenses	163	142	77	160	138	67
Other segment items	(76)	(25)	(25)	(4)	—	4
Segment operating income	$756	$315	$183	$733	$323	$211
The following table presents our reportable segment operating income and reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Medical Products & Therapies	$273	$268	$756	$733
Healthcare Systems & Technologies	104	136	315	323
Pharmaceuticals	56	58	183	211
Total reportable segment operating income	433	462	1,254	1,267
Other	5	2	20	15
Unallocated corporate costs	(15)	(73)	(36)	(227)
Intangible asset amortization expense	(147)	(159)	(453)	(471)
Legal matters	—	(17)	(11)	(17)
Business optimization items	(38)	(18)	(100)	(49)
Acquisition and integration items	(8)	(5)	(14)	(16)
Separation-related costs	(13)	—	(40)	—
European Medical Devices Regulation	(5)	(9)	(15)	(25)
Hurricane Helene costs	(8)	(25)	(123)	(25)
Product-related items	(32)	(3)	(61)	(3)
Total operating income	172	155	421	449
Interest expense, net	58	87	180	251
Other (income) expense, net	(7)	(1)	(10)	(34)
Income from continuing operations before income taxes	$121	$69	$251	$232

Additional financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Depreciation Expense[1]
Medical Products & Therapies	$50	$50	$157	$152
Healthcare Systems & Technologies	26	29	83	83
Pharmaceuticals	14	16	48	46
Total depreciation expense	$90	$95	$288	$281
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024.
COMPLETED STRATEGIC ACTIONS
Since January 2023, we have completed several strategic actions, as discussed below.
Sale of Kidney Care Business
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain closing adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds of approximately $3.3 billion, prior to giving effects to certain post-closing adjustments. In the third quarter of 2025, the purchase price was reduced by $99 million for final closing cash, working capital and other post-closing adjustments in accordance with the terms of the EPA, and we expect to make a payment in such amount to Carlyle in the fourth quarter of 2025. As of September 30, 2025, we repaid $3.81 billion of short- and long-term indebtedness primarily with the net after-tax cash proceeds from the sale of our Kidney Care business.
The financial position, results of operations and cash flows of our Kidney Care business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying condensed consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations.
We have incurred and expect to incur additional dis-synergies following our sale of our Kidney Care business due to the reduced size of our company and, as a result, we have begun to undertake certain restructuring actions (and intend to undertake additional actions) to help ensure our cost structuring is appropriate to support our remaining business.
See Notes 2 and 5 of this Quarterly Report on Form 10-Q for additional information.
Implementation of Operating Model and Resulting Segment Change
In the third quarter of 2023, we completed the implementation of an operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this operating model, our business is currently comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals (each as discussed below).
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
Novum IQ Large Volume Pump (Novum LVP)
On April 24, 2025, we initiated a voluntary correction for the Novum LVP due to the potential for under-infusion when the pump is in "standby mode" for an extended period of time. On May 20, 2025, the U.S. Food and Drug Administration (FDA) classified this voluntary correction as a Class I recall. In July 2025, we initiated voluntary corrections for the Novum LVP due to the potential for under-infusion when the pump is directed to deliver a bolus infusion or significantly increase the rate of infusion after it has been running at a lower infusion rate and the potential for over- and under-infusion related to set misloading, as well as certain software anomalies. In August 2025, the FDA classified these additional voluntary corrections as Class I recalls. We have implemented certain corrections related to the recalls and are developing additional corrections related to these recalls, some of which will require regulatory approval). In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. While the timing of this continued ship and installation hold remains uncertain, we currently expect it to be in place beyond 2025. Additionally, while we expect no additional sales of Novum LVP while these holds are in effect, our Spectrum IQ large volume pump is generally available as an alternative option for customers with Novum LVPs. We have recorded a reserve for remediation costs associated with these initial Novum LVP corrections in the second quarter that is not material to our financial results. However, these estimates may be subject to change and these and other additional costs (including those associated with any additional corrections) could become material in the future. Additionally, while returns and exchanges of Novum LVP made to date are not material for our financial results, future returns or exchanges (including related costs) could have a material impact on our results in the future.
Supply Constraints, Tariffs, Global Economic Conditions
We have experienced challenges to our global supply chain (some of which have been significant), including, as a result of adverse impacts from significant weather events like Hurricane Helene, as well as adverse impacts as result of other global macroeconomic and geopolitical events, which have had a negative impact on our results of operations and may do so in the future. In addition, announcements regarding changes in U.S. trade policies and practices, including the implementation of global tariffs and proposed further tariffs (including potential pharmaceutical tariffs), and responses from other jurisdictions, have significantly affected financial markets and economic conditions. While we are in the process of implementing select tariff offsets and working to identify additional mitigation opportunities, our results have been adversely affected by these events and we expect for our results to continue to be negatively affected by tariffs. Additionally, continued global macroeconomic uncertainty, including in trade policies and practices, elevated tariffs and operational and policy changes in the governments of the U.S. and other countries (including a prolonged U.S. federal government shutdown), could contribute to further market volatility, deteriorating or prolonged weakened economic conditions and decreased hospital capital spending levels, all of which could adversely affect our business, results of operations or financial condition. Sole source supplier relationships may limit our ability to respond to these tariffs with alternative or lower cost raw materials or component parts.

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

Over the past few years, the existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and may in the future result in, higher interest rates, shipping costs, labor costs, and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased, and could continue to increase, our costs of sourcing certain raw materials in some jurisdictions. We have experienced and are likely in the future to experience inflationary and other increases in manufacturing costs and operating expenses (including as a result of the aforementioned tariffs) and are limited in our ability to pass these cost increases on to our customers in a timely manner or at all due to the longer term nature of our customer contracts and arrangements, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations (as described in Item 1, Government Regulation, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024) require that we obtain specific approval from FDA or the applicable non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals, clearances (including temporary importation authorizations), licenses or other marketing authorizations could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, FDA in the United States, the European Medicines Agency in Europe, the China Food and Drug Administration in China, Health Canada and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, pricing, distribution, and post-market surveillance of our products. Our failure to comply with these requirements have subjected us to and may in the future subject us to various actions. These have included, or may in the future include, warning letters, product recalls or seizures, import bans, adverse regulatory site inspection reports, voluntary or official action indicated classifications, monetary sanctions, injunctions to halt the manufacture or distribution of products, civil or criminal sanctions (which may include corporate integrity agreements or consent decrees), costly litigation, refusal of a government to grant or the government withdrawal approvals, clearances, licenses or other marketing authorizations, or restrictions on our operations or withdrawal of existing approvals and licenses, and may have a material adverse impact on our results of operations (including on our ability to launch new products and demand for those products).
For further discussion, please refer to Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
NON-GAAP FINANCIAL MEASURES
Our presentation of percentage changes in net sales at operational sales growth excludes the impact of the Kidney Care MSA sales not reflected in reportable segments, reflects the previously announced exit of IV solutions in China in our Infusion Therapies & Technologies division, in our Medical Products & Therapies reportable segment, and is calculated at constant currency rates. Constant currency rates are computed using current period local currency sales at the prior period’s foreign exchange rates. Operational sales growth is a non-GAAP financial measure. This measure provides information about growth (or declines) in our net sales as if the Kidney Care MSA and the exit of IV solutions in China had no impact on our sales and foreign currency exchange rates had not changed between the prior period and the current period. We believe that the non-GAAP measure of percent change in net sales at operational sales growth, when used in conjunction with the U.S. GAAP measure of percent change in net sales at actual rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
RESULTS OF OPERATIONS
Net income (loss) attributable to Baxter stockholders for the three months ended September 30, 2025 was $(46) million, or $(0.09) per diluted share, compared to $140 million, or $0.27 per diluted share for the three months ended September 30, 2024. For the three months ended September 30, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $401 million, or $0.78 per diluted share. For the three months ended September 30, 2024, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $271 million, or $0.53 per diluted share.

Net income (loss) attributable to Baxter stockholders for the nine months ended September 30, 2025 was $171 million, or $0.33 per diluted share, compared to $(137) million, or $(0.27) per diluted share for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $780 million, or $1.52 per diluted share. For the nine months ended September 30, 2024, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $1.22 billion, or $2.40 per diluted share.
Net income (loss) from continuing operations for the three months ended September 30, 2025 was $(51) million, or $(0.10) per diluted share, compared to $61 million, or $0.12 per diluted share for the three months ended September 30, 2024. Net income (loss) from continuing operations for the three months ended September 30, 2025 included special items that adversely impacted net income (loss) by $404 million, or $0.79 per diluted share. Net income (loss) from continuing operations for the three months ended September 30, 2024 included special items that adversely impacted net income (loss) by $191 million, or $0.37 per diluted share.
Net income (loss) from continuing operations for the nine months ended September 30, 2025 was $135 million, or $0.26 per diluted share, compared to $162 million, or $0.32 per diluted share for the nine months ended September 30, 2024. Net income (loss) from continuing operations for the nine months ended September 30, 2025 included special items that adversely impacted net income (loss) by $807 million, or $1.57 per diluted share. Net income (loss) from continuing operations for the nine months ended September 30, 2024 included special items that adversely impacted net income (loss) by $507 million, or $0.99 per diluted share.
See the subsection entitled “Special Items” for information about special items for all periods presented.
CONSOLIDATED NET SALES

	Three Months Ended September 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
United States	$1,544	$1,500	3%	(1)%
Emerging markets[2]	355	347	2%	6%
Rest of world[3]	936	852	10%	5%
Total net sales	$2,835	$2,699	5%	2%

	Nine Months Ended September 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
United States	$4,570	$4,340	5%	2%
Emerging markets[2]	996	1,001	(0)%	4%
Rest of world[3]	2,704	2,542	6%	3%
Total net sales	$8,270	$7,883	5%	2%
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
In the third quarter of 2025, the Kidney Care MSA sales favorably impacted sales growth by 3% and the previously announced exit of IV solutions in China adversely impacted sales by 1%. Additionally, in the third quarter of 2025, foreign currency rates favorably impacted net sales growth by 1%. In the first nine months of 2025, the Kidney Care MSA sales favorably impacted sales growth by 3%. The exit of IV solutions in China and foreign currency rates were not meaningful.

NET SALES BY SEGMENT
Medical Products & Therapies
Our Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products.

	Three Months Ended September 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Infusion Therapies & Technologies	$1,023	$1,070	(4)%	(4)%
Advanced Surgery	306	272	13%	11%
Total Medical Product & Therapies net sales	$1,329	$1,342	(1)%	(1)%

	Nine Months Ended September 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth[1]
Infusion Therapies & Technologies	$3,041	$3,081	(1)%	0%
Advanced Surgery	870	812	7%	7%
Total Medical Product & Therapies net sales	$3,911	$3,893	0%	2%
1     Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product & Therapies segment net sales decreased 1% in the third quarter and were flat in the first nine months of 2025, as compared to the prior year periods.
Infusion Therapies & Technologies net sales decreased 4% in the third quarter and decreased 1% in the first nine months of 2025, as compared to the prior year periods. The decline in the third quarter of 2025 was primarily the lower Novum LVP pump sales as a result of the shipment hold. Sales volumes were further impacted by reduced U.S. demand in our IV Solutions business as hospital customers continued IV fluid conservation practices originally instituted in response to Hurricane Helene. Volume declines in the third quarter were partially offset by price increases and one-time pricing benefits. The previously announced exit of IV solutions in China adversely impacted sales growth by 1% and foreign exchange rates favorably impacted sales growth by 1% for the third quarter of 2025, as compared to the prior year period. Sales performance in the first nine months of 2025 declined, primarily due to lower demand in our IV Solutions business in the U.S. as customers continued the aforementioned fluid conservation practices. This decline was partially offset by one-time pricing benefits and price increases in certain products globally. The previously announced exit of IV solutions in China adversely impacted sales growth by 1% for the first nine months of 2025, as compared to the prior year period. We expect some hospital customers to continue a level of conservation through the remainder of 2025 and potentially beyond with the impact expected to lessen over time. As previously discussed in "Factors Affecting our Results of Operations", we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. Although the timing of this continued ship and installation hold remains uncertain, we currently expect it to be in place beyond 2025. As a result, we expect no additional sales of Novum LVP while these holds are in effect, however our Spectrum IQ large volume pump is generally available as an alternative option for customers with Novum LVPs. Additionally, while returns and exchanges of Novum LVP made to date are not material for our financial results, future returns or exchanges could have a material impact on our financial results in the future.
Advanced Surgery net sales increased 13% in the third quarter and increased 7% in the first nine months of 2025, as compared to the prior year period. Sales performance was primarily driven by growth in hemostats and sealants and was primarily attributable to increased sales volume globally. Foreign currency exchange rates favorably impacted sales growth by 2% for the third quarter of 2025, as compared to the prior year period.
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

	Three Months Ended September 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Care & Connectivity Solutions	$473	$456	4%	3%
Front Line Care	300	296	1%	1%
Total Healthcare Systems & Technologies net sales	$773	$752	3%	2%

	Nine Months Ended September 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Care & Connectivity Solutions	$1,374	$1,310	5%	4%
Front Line Care	870	857	2%	2%
Total Healthcare Systems & Technologies net sales	$2,244	$2,167	4%	3%
1     Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales increased 3% in the third quarter and increased 4% in the first nine months of 2025, as compared to the prior year periods.
Care & Connectivity Solutions net sales increased 4% in the third quarter and increased 5% in the first nine months of 2025, as compared to the prior year periods. Sales performance was primarily driven by increased volume associated with increased capital spending by customers in the U.S., as compared to the prior year periods, as well as higher installations of our care communications products. Foreign currency exchange rates favorably impacted sales growth by 1% for the third quarter and the first nine months of 2025, as compared to the prior year periods.
Front Line Care net sales increased 1% in the third quarter and increased 2% in the first nine months of 2025, as compared to the prior year periods. Sales performance in both periods was primarily driven by growth in our cardiology products partially offset by a strategic product exit within our respiratory health products business.
Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

	Three Months Ended September 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Injectables & Anesthesia	$333	$321	4%	3%
Drug Compounding	299	267	12%	11%
Total Pharmaceuticals net sales	$632	$588	7%	7%

	Nine Months Ended September 30,		Percent change
(in millions)	2025	2024	At actual rates	At operational sales growth [1]
Injectables & Anesthesia	$1,000	$990	1%	1%
Drug Compounding	825	778	6%	6%
Total Pharmaceuticals net sales	$1,825	$1,768	3%	3%
1     Percent change in net sales at operational growth rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.

Pharmaceuticals segment net sales increased 7% in the third quarter and increased 3% in the first nine months of 2025, as compared to the prior year periods.
Injectables & Anesthesia net sales increased 4% in the third quarter and increased 1% in the first nine months of 2025, as compared to the prior year periods. Sales performance in the third quarter and first nine months was primarily driven by strong growth in inhaled anesthesia in certain international markets and a favorable comparison in specialty injectables to the prior year periods due to the timing of certain sales and supply constraints impacting international sales. Foreign exchange favorably impacted sales growth by 1% for the third quarter, as compared to the prior year period.
Drug Compounding net sales increased 12% in the third quarter and increased 6% in the first nine months of 2025, as compared to the prior year periods. Sales performance in the current year periods was driven by improved product mix and increased demand for our international pharmacy compounding offerings. Foreign currency exchange rates favorably impacted sales growth by 1% for the third quarter of 2025, as compared to the prior year period.
Other
During the three months ended September 30, 2025 and 2024, we earned $101 million and $17 million, and $290 million and $55 million for the nine months ended September 30, 2025 and 2024, respectively, of revenues that were not attributable to our reportable segments. In the current year periods, Other sales primarily represented revenue recognized under the Kidney Care MSA and to a lesser extent, revenues earned by certain of our manufacturing facilities from contract manufacturing activities. In the prior year periods, Other sales primarily represented revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The increase in Other sales for the third quarter and nine months ended September 30, 2025 as compared to the prior year periods reflects the impact of the Kidney Care MSA entered into upon the sale of our Kidney Care business in January 2025.

COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025		2024		2025		2024
Gross Margin
Intangible asset amortization expense	$(96)		$(108)		$(301)		$(316)
Business optimization items[1]	(25)		(2)		(44)		(8)
Acquisition and integration items[2]	—		—		—		(1)
European medical devices regulation[3]	(5)		(9)		(15)		(25)
Separation-related costs[4]	(1)		—		(2)		—
Product related items[5]	(32)		(3)		(61)		(3)
Hurricane Helene costs[6]	(8)		(25)		(123)		(25)
Legal matters[7]	—		—		(11)		—
Total Special Items	$(167)		$(147)		$(557)		$(378)
Impact on Gross Margin Ratio	(5.9)	pts	(5.4)	pts	(6.7)	pts	(4.8)	pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$51		$51		$152		$155
Business optimization items[1]	10		16		51		41
Acquisition and integration items[2]	6		5		12		15
Separation-related costs[4]	12		$—		38		—
Legal matters[7]	—		17		—		17
Total Special Items	$79		$89		$253		$228
Impact on SG&A Ratio	2.8	pts	3.3	pts	3.0	pts	2.9	pts
Research and Development (R&D) Expenses
Business optimization items[1]	$3		$—		$5		$—
Total Special Items	$3		$—		$5		$—
Impact on R&D Ratio	0.1 pts		0.0 pts		0.0 pts		0.0 pts
Other Operating Income, net
Acquisition and integration items[2]	$2		$—		$2		$—
Total Special Items	$2		$—		$2		$—
Other (Income) Expense, net
Investment impairments[8]	$—		$—		$9		$—
Acquisition and integration items[2]	—		—		5		—
Total Special Items	$—		$—		$14		$—
Income Tax Expense
Tax matters[9]	$213		$11		$174		$45
Tax effects of special items[10]	(60)		(56)		(198)		(144)
Total Special Items	$153		$(45)		$(24)		$(99)
Impact on Effective Tax Rate	137.0	pts	(5.8)	pts	33.3	pts	10.0	pts
1Our results for third quarter of 2025 and 2024 included business optimization charges of $38 million and $18 million, respectively. Our results for the first nine months of 2025 and 2024 included business optimization charges of $100 million and $49 million, respectively. These restructuring and business optimization charges in the third quarter and first nine months of 2025 included costs primarily related to our initiatives to reduce our cost structure following the sale of our former Kidney Care segment and the exit of a product line at one of our manufacturing facilities. These restructuring and business optimization costs in the third quarter and first nine months of 2024 included costs related to the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities and initiatives within our Healthcare Systems & Technologies segment. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results for the third quarter of 2025 and 2024 included $8 million and $5 million, respectively, and for the first nine months of 2025 and 2024 included $19 million and $16 million, respectively, of integration costs which primarily reflected third party consulting costs related to our ongoing integration of Hill-Rom Holdings, Inc. (Hillrom). In the first nine months of 2025, those costs also included the recognition of a noncash impairment of properly, plant and equipment related to integration activities.
3Our results for the third quarter of 2025 and 2024 included $5 million and $9 million, respectively, and for the first nine months of 2025 and 2024 included $15 million and $25 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory change and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
4Our results for the third quarter and the first nine months of 2025 included $13 million and $40 million, respectively, of separation-related costs primarily reflecting costs of external advisors supporting our activities related to the sale of our former Kidney Care segment.
5Our results for the third quarter and first nine months of 2025 included charges of $32 million and $61 million, respectively, related to estimates of warranty and remediation activities from field corrective actions across our infusion pump category and a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022. Our results for the third quarter and first nine months of 2024 included charges of $3 million related to a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022.
6Our results in the third quarter and first nine months of 2025 included pre-tax charges of $8 million and $123 million, respectively, related to damages caused by Hurricane Helene. This amount consisted of remediation, air freight and other costs. Our results in the third quarter and first nine months of 2024 included net charges of $25 million related to Hurricane Helene. This amount consisted of $44 million related to the write-off of damaged inventory and fixed assets, partially offset by a $19 million benefit related to insurance recoveries as a result of those asset write-offs. Refer to Note 1 in Item 1 of this Quarterly Report on Form 10-Q for further information.
7Our results in the first nine months of 2025 included charges of $11 million related to matters involving alleged injury from environmental exposure. Our results in the third quarter and first nine months of 2024 included charges of $17 million related to environmental reserves for remediation actions associated with historic operations at certain of our facilities.
8Our results in first nine months of 2025 included $9 million of losses from a noncash impairment write-down in an equity method investment.
9Our results in the third quarter and first nine months of 2025 included $213 million and $174 million of income tax expense primarily related to an increase in reserves for uncertain tax positions and a step-up in Swiss valuation allowances, partially offset by the release of valuation allowances on foreign tax credits. The nine months ended period also included a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss. Our results in the third quarter of 2024, included $11 million of income tax expense consisting of a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the sale of our former Kidney Care segment, partially offset by the application of the intraperiod tax allocation between continuing operations and discontinued operations. Our results for the first nine months of 2024, included $45 million of income tax expense consisting of a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. and internal reorganization transactions related to the sale of our former Kidney Care segment.
10This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Gross Margin and Expense Ratios

	Three Months Ended September 30,
	2025	% of net sales	2024	% of net sales	$ change	% change
Gross margin	$950	33.5%	$1,033	38.3%	$(83)	(8.0)%
SG&A	$708	25.0%	$754	27.9%	$(46)	(6.1)%
R&D	$118	4.2%	$129	4.8%	$(11)	(8.5)%

	Nine Months Ended September 30,
	2025	% of net sales	2024	% of net sales	$ change	% change
Gross margin	$2,802	33.9%	$3,025	38.4%	$(223)	(7.4)%
SG&A	$2,129	25.7%	$2,206	28.0%	$(77)	(3.5)%
R&D	$392	4.7%	$379	4.8%	$13	3.4%
Gross Margin
Our gross margin ratio was 33.5% and 38.3% for the three months ended September 30, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 5.9 and 5.4 percentage points on the gross margin ratio for the three months ended September 30, 2025 and 2024, respectively. Our gross margin ratio was 33.9% and 38.4% for the nine months ended September 30, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 6.7 and 4.8 percentage points on the gross margin ratio for the nine months ended September 30, 2025 and 2024, respectively. Refer to the Special Items caption above for additional detail.

Excluding the impact of special items, the gross margin ratio decreased by 4.3 and 2.6 percentage points in the third quarter and first nine months of 2025, respectively, compared to the prior year periods. The lower gross margins were driven primarily by the impact of the Kidney Care MSA, product mix and unfavorable manufacturing variances, partially offset by initiatives to reduce our manufacturing and supply chain costs.
SG&A
Our SG&A expenses ratio was 25.0% and 27.9% for the three months ended September 30, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 2.8 and 3.3 percentage points on the SG&A expenses ratio for the three months ended September 30, 2025 and 2024, respectively. Our SG&A expenses ratio was 25.7% and 28.0% for the nine months ended September 30, 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.0 and 2.9 percentage points on the SG&A expenses ratio for the nine months ended September 30, 2025 and 2024, respectively.
Excluding the impact of special items, the SG&A expenses ratio decreased by 2.4 percentage points in the third quarter and first nine months of 2025 compared to the prior year periods. The decrease primarily reflects an updated estimate of indirect costs previously recorded in SG&A now capitalized into inventory after the separation of our Kidney Care business and lower accruals under our annual employee incentive compensation plans.
R&D
Our R&D expenses ratio was 4.2% and 4.8% for each of the three months ended September 30, 2025 and 2024. The special items identified earlier in this section had an unfavorable impact of 0.1 percentage points and no impact on the R&D expenses ratio for each of the three months ended September 30, 2025 and 2024, respectively. Our R&D expenses ratio was 4.7% and 4.8% for the nine months ended September 30, 2025 and 2024, respectively. The special items identified earlier in this section had no impact on the R&D expenses ratio for each of the nine months ended September 30, 2025 and 2024.
The R&D expenses ratio decreased by 0.7 and 0.1 percentage points in the third quarter and first nine months of 2025, respectively, compared to the prior year periods, primarily reflecting a one-time benefit related to the release of a contingent milestone liability.
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
For the three and nine months ended September 30, 2025, $10 million and $41 million, respectively, of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment. For the three months ended September 30, 2025, $21 million of the restructuring charges reflected in the table above, consisting of $8 million of asset impairments, $8 million of contract termination and other costs, and $5 million of employee termination costs, were related to the exit of a product line at one of our manufacturing facilities. For the nine months ended September 30, 2025, $24 million of the restructuring charges reflected in the table above, consisting of $11 million of asset impairments, $8 million of contract termination and other costs, and $5 million of employee termination costs, were related to the exit of a product line at one of our manufacturing facilities.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $1 million through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.

Other Operating Income, Net
Other operating income, net was $48 million and $5 million in the third quarter of 2025 and 2024, respectively, and $140 million and $9 million for the nine months ended September 30, 2025, and 2024, respectively. In the current year periods, this amount was primarily related to the income recognized under the Kidney Care TSA entered into upon the sale of the Kidney Care business in January 2025.
Interest Expense, Net
Interest expense, net was $58 million and $87 million in the third quarter of 2025 and 2024, respectively, and $180 million and $251 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in 2025, was driven by debt repayments in the first nine months of 2025 and the fourth quarter of 2024.
Other (Income) Expense, net
Other (income) expense, net was income of $7 and $1 million in the third quarter of 2025 and 2024, respectively. In the current and prior year periods, other (income) expense, net was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses. Other (income) expense, net was income of $10 million and $34 million for the nine months ended September 30, 2025 and 2024, respectively. In the current year period, other income, net was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses and losses from a noncash impairment write-down in an equity method investment. In the prior year period, other income, net was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses.
Income Taxes
Our effective income tax rate was 142% and 12% for the three months ended September 30, 2025 and 2024, respectively, and 46% and 30% for the nine months ended September 30, 2025 and 2024, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended September 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by an increase in liabilities for uncertain tax positions (as discussed below), partially offset by a reduction in the valuation allowance on foreign tax credits and changes in the treatment of accumulated earnings that are considered indefinitely reinvested as of December 31, 2024.
For the nine months ended September 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by an increase in liabilities for uncertain tax positions (as discussed below), partially offset by a reduction in the valuation allowance on foreign tax credits, changes in the treatment of accumulated earnings that are considered indefinitely reinvested as of December 31, 2024 and a tax benefit drive by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
For the three months ended September 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a favorable geographic earnings mix, the tax impacts of the write-off of damaged inventory and fixed assets at our North Cove facility caused by Hurricane Helene, and a change in our assertion on the reinvested foreign earnings related to the sale of our Kidney Care segment allocated to continuing operations, partially offset by a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the sale of our Kidney Care segment.
For the nine months ended September 30, 2024, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily attributable to a $26 million valuation allowance recorded to reduce the carrying amount of a tax attribute carryforward in the U.S. related to the sale of our Kidney Care segment, an increase in a valuation allowance in a foreign jurisdiction resulting from changes in future projected income, an increase in income tax expense resulting from internal reorganization transactions related to the sale of our Kidney Care segment, and an increase in our liabilities for various uncertain tax positions, partially offset by a favorable geographic earnings mix.
We are currently under examination by the Internal Revenue Service (IRS) for transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. While we have not yet received a Notice of Proposed Adjustment (NOPA) from the IRS, the examination is ongoing, and we are in the process of responding to inquiries from, and engaging in ongoing discussions with, the IRS related to certain intercompany transactions between our U.S. entities and these foreign manufacturers. As a result, we have recorded reserves for uncertain tax positions related to these transfer pricing matters for tax years 2019 through 2025. These reserves in aggregate are recorded to expense for approximately $300 million as of September 30, 2025, exclusive of any potential penalties and interest. While we believe that our transfer pricing positions are well documented and properly supported, and adequate amounts have been reserved to account for any adjustments that may ultimately result from this examination, the ultimate outcome of this matter is uncertain (upon the receipt of a NOPA or otherwise). Additionally, if the IRS were to assert we owe additional taxes and prevails in this assertion, such outcome could have a material impact on our financial position, results of operations, and cash flows.
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
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax provisions, including extensions of key provisions from the 2017 Tax Cuts and Jobs Act and modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We currently expect that the impact of the OBBBA legislation on our income tax expense for the year ending December 31, 2025 will not be material. We will continue to monitor regulatory guidance and interpretations as they are issued.
Discontinued Operations
On January 31, 2025, we completed the sale of our Kidney Care business and its results have been presented as discontinued operations for the three and nine months ended September 30, 2025 and 2024. Income (loss) from discontinued operations, net of tax was $5 million in the third quarter of 2025, compared to $83 million in the third quarter of 2024.The decrease in the current year period was driven by the settlement of certain net working capital adjustments reducing the gain from the sale of our Kidney Care business. For the nine months ended September 30, 2025, income (loss) from discontinued operations, net of tax was $36 million and $(290) million, respectively. The increase in the current year period was primarily driven by the $115 million pre-tax gain from the sale our Kidney Care business ($54 million net of tax) and the $430 million goodwill impairment recognized in the prior year period related to the Chronic Therapies reporting unit within our former Kidney Care segment. Refer to Note 2 within Item 1 for additional information.

SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Medical Products & Therapies	$273	$268	$756	$733
% of Segment Net Sales	20.5%	20.0%	19.3%	18.8%
Healthcare Systems & Technologies	104	136	315	323
% of Segment Net Sales	13.5%	18.1%	14.0%	14.9%
Pharmaceuticals	56	58	183	211
% of Segment Net Sales	8.9%	9.9%	10.0%	11.9%
Total reportable segment operating income	433	462	1,254	1,267
Other	5	2	20	15
Unallocated corporate costs	(15)	(73)	(36)	(227)
Intangible asset amortization expense	(147)	(159)	(453)	(471)
Legal matters	—	(17)	(11)	(17)
Business optimization items	(38)	(18)	(100)	(49)
Acquisition and integration items	(8)	(5)	(14)	(16)
Separation-related costs	(13)	—	(40)	—
European Medical Devices Regulation	(5)	(9)	(15)	(25)
Product-related items	(32)	(3)	(61)	(3)
Hurricane Helene Costs	(8)	(25)	(123)	(25)
Total operating income	172	155	421	449
Interest expense, net	58	87	180	251
Other (income) expense, net	(7)	(1)	(10)	(34)
Income from continuing operations before income taxes	$121	$69	$251	$232
Medical Products & Therapies
Segment operating income was $273 million and $268 million in the third quarter of 2025 and 2024, and $756 million and $733 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in segment operating income in the third quarter and the nine months ended September 30, 2025 compared to the prior year periods was primarily driven by increased pricing, partially offset by lower sales volume, and increased manufacturing and supply costs.
Healthcare Systems & Technologies
Segment operating income was $104 million and $136 million in the third quarter of 2025 and 2024, and $315 million and $323 million for the nine months ended September 30, 2025 and 2024, respectively. Segment operating income decreased in the third quarter compared to the prior year period primarily due to the impact of a higher allocation of corporate costs following the sale of our Kidney Care segment, higher accruals under our annual employee incentive compensation plans, and higher costs related to tariffs. The decrease in segment operating income for the nine months ended September 30, 2025 compared to the prior year period was primarily due to the impact of a higher allocation of corporate costs following the sale of our Kidney Care segment, higher accruals under our annual employee incentive compensation plans, and higher costs related to tariffs, partially offset by increased gross profit from higher sales and margin improvement projects.
Pharmaceuticals
Segment operating income was $56 million and $58 million in the third quarter of 2025 and 2024, and $183 million and $211 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in segment operating income in the third quarter and the nine months ended September 30, 2025 compared to the prior year periods was primarily due to unfavorable product mix and increased costs of goods sold.
Other
Other operating income, which represents operating income not attributable to our reportable segments, was $5 million and $2 million in the third quarter of 2025 and 2024, and $20 million and $15 million for the nine months ended September 30, 2025 and 2024 respectively. In the current year periods, other operating income primarily represents income from revenues earned under the Kidney Care MSA. In the prior year periods, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The increase in the current year periods compared to the prior year periods reflects the revenues earned under the Kidney Care MSA following the closing of the sale of the Kidney Care business on January 31, 2025.
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
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the nine-month periods ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from (used in) operations - continuing operations	$355	$376
Cash flows from (used in) investing activities - continuing operations	(350)	$(281)
Cash flows from (used in) financing activities	(4,069)	$(1,222)
Cash Flows from Operations - Continuing Operations
For the nine months ended September 30, 2025 operating cash flows from continuing operations were $355 million. For the nine months ended September 30, 2024, operating cash flows from continuing operations were $376 million. Operating cash flows from continuing operations in the current year period were unfavorably impacted by increased inventory levels.
Cash Flows from Investing Activities - Continuing Operations
For the nine months ended September 30, 2025, cash used in investing activities from continuing operations primarily included capital expenditures of $373 million. For the nine months ended September 30, 2024, cash used in investing activities from continuing operations primarily included capital expenditures of $314 million, partially offset by $34 million of proceeds from sales of marketable equity securities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2025, cash used in financing activities included debt repayments of $3.51 billion, a decrease in commercial paper borrowings of $300 million, and dividend payments of $261 million, partially offset by proceeds from stock issued under employee benefit plans of $25 million. For the nine months ended September 30, 2024, cash used in financing activities included debt repayments of $827 million and dividend payments of $443 million, partially offset by proceeds from stock issued under employee benefit plans of $63 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first nine months of 2025. We had $1.30 billion remaining available under this authorization as of September 30, 2025.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of September 30, 2025, we had a U.S. Dollar-denominated term loan credit facility and a multicurrency revolving credit facility, as described below.
On June 11, 2025, we entered into an amended and restated U.S. Dollar-denominated term loan credit facility (the Term Loan Facility), which amends and restates in its entirety our existing term loan credit facility. As of September 30, 2025, we had $645 million outstanding under the Term Loan Facility, which matures in 2027. Borrowings under the Term Loan Facility bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Term Loan Facility contains various covenants, including a maximum net leverage ratio. In February 2025, we repaid $1.00 billion under our previously existing five-year term loan facility maturing in 2026.
On June 11, 2025, we entered into an amended and restated revolving credit facility (the Multicurrency Revolver), which amends and restates in its entirety our existing U.S. Dollar-denominated revolving credit facility and replaces our existing Euro-denominated revolving credit facility. Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of September 30, 2025. As of December 31, 2024, there were no borrowings outstanding under our previously existing credit facilities. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our credit facilities for an amount at least equal to our outstanding commercial paper borrowings.
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
As of September 30, 2025, we were in compliance with the financial covenants in these agreements. Based on our covenant calculations as of September 30, 2025, we had capacity to draw $1.10 billion under the Multicurrency Revolver. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by the institution’s respective commitment. Additionally, a deterioration in our financial performance may further reduce our ability to draw on the Multicurrency Revolver.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our revolving credit facility for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the Multicurrency Revolver; however, electing to do so would result in higher interest expense. We had no commercial paper borrowings outstanding as of September 30, 2025. As of December 31, 2024 we had $300 million of commercial paper outstanding, which was repaid in full in the first quarter of 2025.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $1.73 billion of cash and cash equivalents as of September 30, 2025, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of September 30, 2025, we had approximately $9.50 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. During the first nine months of 2025, we repaid $3.81 billion of short-and long-term indebtedness primarily with the net after-tax cash proceeds from the sale of our Kidney Care business. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure (including with respect to the potential refinancing of our outstanding indebtedness).
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms (including with respect to interest and other borrowing costs) could be adversely affected if there is a material decline in the sales of our products or in the solvency of our customers or suppliers, deterioration in our credit ratings (as discussed below), or other significantly unfavorable changes in conditions (including if our key financial ratios do not show sustained improvement). However, we believe we have sufficient financial flexibility to issue debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support our growth objectives and reduce our debt levels as we take actions consistent with our capital allocation priorities (which may include reductions to our quarterly dividend rate).
Our credit ratings are subject to ongoing review by the rating agencies, and they consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time, and they provide no assurances that they will maintain our ratings at current level. During the third quarter of 2025, Moody's Ratings (Moody's) revised our senior debt credit rating outlook rating from stable to negative. In November 2025, Moody's placed our senior secured rating and long-term debt rating and our commercial paper rating on review for downgrade. There have been no other changes to our investment grade credit ratings that we disclosed in our 2024 Annual Report.
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
Impairment of Goodwill and Other Long-Lived Assets

Front Line Care Reporting Unit
In connection with our November 1, 2024 annual goodwill impairment tests, we recorded a goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment to reduce the carrying value of the reporting unit to its fair value. While no triggering events were identified during the nine months ended September 30, 2025, we are continuing to closely monitor the performance of this reporting unit (including in light of evolving global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this business in the future, a goodwill impairment could arise at that time. As of September 30, 2025, the carrying amount of goodwill for our Front Line Care reporting unit was $2.00 billion.
There have been no significant changes in the application of our critical accounting policies during the first nine months of 2025.

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
CERTAIN REGULATORY MATTERS
In July 2017, immediately prior to the closing of our acquisition of Claris Injectables Limited (Claris), FDA commenced an inspection of the Claris’ facilities in Ahmedabad, India. FDA completed the inspection and subsequently issued a Warning Letter based on observations identified in the 2017 inspection¹. FDA completed a re-inspection of the facilities in May 2022, which was subsequently classified as Voluntary Action Indicated (VAI). FDA performed an additional inspection of the facilities in January 2023. In April 2023, the site received an Official Action Indicated, or “OAI”, classification following FDA’s January 2023 inspection. In July 2023, FDA issued a Warning Letter to the site based on the observations from the agency’s January 2023 inspection (2023 Warning Letter)2. In June 2025, FDA performed another re-inspection of the site. On October 31, 2025, FDA classified the June 2025 inspection as VAI, indicating that the site is in acceptable compliance with FDA’s current Good Manufacturing Practice requirements. Based on the VAI reclassification, Baxter expects that the 2023 Warning Letter will be closed and no additional Warning Letters on the facilities will remain outstanding.
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

These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:
•our ability to achieve the intended benefits of our recent strategic actions, including the sale of our Kidney Care business, business strategy and development activities (including the acquisition of Hillrom and completion of related integration activities) and cost saving initiatives, or of future long-term financial improvement goals;
•the impact of global economic conditions (including, among other things, changes in tariffs, taxation, trade policies and treaties, sanctions, embargos, export control restrictions, the potential for a recession, supply chain disruptions, inflation levels and interest rates, financial market volatility, banking crises, the war in Ukraine, the conflict in the Middle East and other geopolitical events (and the potential for escalation of these and other conflicts), the related economic sanctions being imposed globally in response to the conflicts and potential trade wars, global public health crises, pandemics and epidemics, or the anticipation of any of the foregoing, on our operations and our employees, customers, suppliers, and foreign governments in countries in which we operate) and our ability to identify actions to mitigate the impact of those conditions (or to realize the anticipated benefits of any such mitigating actions);
•demand and market acceptance risks for, and competitive pressures (including pricing) related to, new and existing products and services (including customer response to recent Novum LVP field actions and the related voluntary ship and installation hold, which may include additional returns or exchanges), challenges and reputational risks associated with converting customers to new or alternative products and challenges with accurately predicting changing customer preferences and future expenditures and inventory levels (including with respect to the impact of the Novum LVP ship and installation hold and what the company believes to be continuing fluid conservation practices) and with being able to monetize new and existing products and services, the impact of those products and services on quality and patient safety concerns, and the need for ongoing training and support for our products and services;
•product development risks, including satisfactory clinical performance and obtaining and maintaining required regulatory approvals (including as a result of evolving regulatory requirements or the withdrawal or resubmission of any pending applications), the ability to manufacture at appropriate scale, and the general unpredictability associated with the product development cycle (which may result in monetary penalties owed to our suppliers in the event we do not place orders at levels contemplated in our contractual arrangements);
•future actions of, or failures to act or delays in acting by FDA, the European Medicines Agency, or any other regulatory body or government authority (including the SEC, DOJ, Health Canada or the Attorney General of any state), or any product quality or patient safety issues (including those related to the company's infusion pump category) that could delay, limit or suspend product development, manufacturing, or sale or otherwise lead to product recalls (either voluntary or required by governmental authorities), adverse regulatory site inspection reports, voluntary or official action indicated classifications, labeling changes, launch delays, warning letters, import bans, refusal of a government to grant or the government withdrawal of approvals, clearances, licenses or other marketing authorizations, denial of import certifications, sanctions, seizures, injunctions (including to halt manufacture or distribution), monetary sanctions, criminal or civil liabilities or litigation;
•the continuity, availability, and pricing of acceptable raw materials and component parts, our ability to pass some or all of any increased costs to our customers through price increases or otherwise, and the related continuity of our manufacturing, sterilization, supply and distribution and those of our suppliers;
•failure to accurately forecast or achieve our short-and long-term financial performance and goals, market and category growth rates, growth rates for our segments, customer demand and related impacts on our liquidity (including with respect to increased inventory levels);
•our ability to execute on our capital allocation plans, including our debt repayment plans, the timing and amount of any dividends, share repurchases and divestiture proceeds;

•any future downgrades to our credit ratings or ratings outlooks (including as a result of the Moody's review), or withdrawals by rating agencies from rating us and our indebtedness, and the related impact on our funding costs and liquidity;
•our ability to finance and develop new products or services, or enhancements thereto, on commercially acceptable terms or at all;
•actions by tax authorities in connection with ongoing tax audits (including with respect to transfer pricing matters and the potential issuance of one or more NOPAs), the outcome of pending or future litigation (including as a result of customer or supplier disputes) and the sufficiency of any related reserves;
•fluctuations in foreign exchange and interest rates;
•the impact of any accounting estimates and assumptions, including with respect to goodwill, intangible assets, or other long-lived asset impairments on our operating results;
•failures with respect to our quality, compliance or ethics programs;
•our ability to attract, develop, retain and engage key employees, including as a result of organizational or other corporate changes and strategic initiatives, and the occurrence of labor disruptions resulting from labor disagreements under bargaining agreements or national trade union agreements, disputes with works councils or otherwise;
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
•ability to effectively develop, integrate or deploy artificial intelligence, machine learning and other emerging technologies into our products, services and operations in a manner that is compliant with existing and emerging regulations and consistent with evolving customer preferences;
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
•ability to meet evolving and varied corporate responsibility expectations of our stakeholders, including compliance with emerging and potentially contradictory global sustainability regulations;
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
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of September 30, 2025 is two months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of September 30, 2025, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $1 million with respect to those contracts would change by $5 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of September 30, 2025 by replacing the actual exchange rates as of September 30, 2025 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of September 30, 2025, our subsidiary in Turkey had net monetary assets of $35 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2024 Annual Report. There were no significant changes during the quarter ended September 30, 2025.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2024 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the third quarter of 2025, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of September 30, 2025. This program does not have an expiration date.
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

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

C10.1*	Change-in-Control Agreement, dated as of August 19, 2025, between the Company and Andrew Hider.

C10.2	Offer Letter, effective as of July 7, 2025, by and between the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2025).

C10.3
Amended and Restated Letter Agreement, dated August 2, 2025, by and between Brent Shafer and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

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
Date: November 4, 2025
	By:	/s/ Joel T. Grade
Joel T. Grade Executive Vice President and Chief Financial Officer, (duly authorized officer and principal financial officer)