Form 10-K
period 2025-12-31
BAXTER INTERNATIONAL INC
filed 2026-02-12
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the assumption for the purpose of this computation only that all of the registrant’s directors and executive officers are affiliates, was approximately $16 billion. The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of February 5, 2026 was 514,490,045.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2025 proxy statement for use in connection with its Annual Meeting of Stockholders expected to be held on May 5, 2026 are incorporated by reference into Part III of this report.

PART I
Item 1.    Business.
Company Overview
Baxter International Inc., through our subsidiaries, provides a broad portfolio of essential healthcare products, including sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products; advanced surgical equipment; smart bed systems; patient monitoring and diagnostic technologies; and respiratory health devices. These products are used by hospitals, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices, kidney dialysis centers and patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. As of December 31, 2025, after giving effect to the sale of our Kidney Care business (as discussed below), we manufactured products in over 20 countries and sold them in over 100 countries.
Baxter International Inc. was incorporated under Delaware law in 1931. As used in this report, “we", "our” or "us" means Baxter International Inc. and its consolidated subsidiaries, unless the context otherwise requires.
Recent Strategic Actions
Since January 2023, we have completed several strategic actions, as discussed below.
Sale of Kidney Care Business
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds of approximately $3.3 billion, prior to giving effects to certain post-closing adjustments. As of December 31, 2025, we repaid $3.81 billion of legacy indebtedness in 2025 (which repayment does not include $2.00 billion of indebtedness repaid with proceeds from a new notes offering) primarily with the net after-tax proceeds from the sale of our Kidney Care business. The financial position, results of operations and cash flows of our Kidney Care business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations.
Implementation of New Operating Model
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
The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthetics and drug compounding services.
For financial information about our segments, see Note 17 in Item 8 of this Annual Report on Form 10-K.
Business Strategy
Our business strategy is focused on driving sustainable growth and innovation aligned with our mission to save and sustain lives and our vision to redefine healthcare delivery. Our diversified and broad portfolio of medical products that treat acute or chronic conditions and our global presence are core components of our strategy as we work to achieve these objectives. We are focused on improving performance and driving a culture of continuous improvement across the enterprise.
Innovation
Our innovation strategy, which encompasses both organic and inorganic initiatives over the longer term, is focused on accelerating our sales growth through the introduction of new customer centric connected care and core therapy offerings. Connected care offerings include devices or software that can digitally connect, communicate and/or analyze data to help transform healthcare and improve patient outcomes, and we are continuing to build out our connected care portfolio offerings, which includes smart bed systems, infusion pumps, patient monitoring and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space. Our core therapy product offerings include pharmaceuticals and consumable medical products designed to address essential patient and provider needs across the continuum of care.
As part of this strategy, we are prioritizing investments that drive innovation in product areas where we believe we have compelling opportunities to better serve patients and healthcare professionals, particularly in markets with higher growth rates. We are working to accelerate the pace at which we bring these advances to market to support our future growth.
Portfolio Optimization
Our strategy also involves active portfolio management in the interest of maximizing value for Baxter stockholders and best positioning Baxter for long-term success, consistent with our profitability objectives. We regularly assess the strategic fit of businesses in our portfolio and the geographies in which we have operations. Portfolio changes may also result from channel expansion or market development activities.
Operational Simplification
As discussed above under “Recent Strategic Actions,” in the third quarter of 2023, we implemented a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. These changes put us on a path to become a more integrated and nimble organization that should be able to respond more effectively to operational challenges and changes in the macroeconomic environment while enhancing our ability to drive innovation in, and continued optimization of our product portfolio. In July 2025, Andrew Hider was appointed as our President and Chief Executive Officer and we continue work to streamline the organization through the elimination of managerial layers that are intended to simplify our organization, accelerate innovation, bring us closer to our customers and improve performance.

Operational Excellence
We also continue to focus on increasing efficiencies through increased automation and digitization (including through our thoughtful exploration of artificial intelligence initiatives). We intend to continue to actively manage our cost structure and strive to commit resources to the highest value uses. Such high value activities include supporting innovation, actively managing the portfolio, expanding patient access and accelerating growth for our stockholders. Beginning in October 2025, we launched Baxter Growth and Performance system, our high performance business system grounded in continuous improvement and management by objectives.
Maintaining Disciplined and Balanced Capital Allocation
Subject to market conditions and our investment grade targets, our capital allocation strategies currently include the following:
•debt repayments to support our deleveraging commitments;
•active portfolio management through the identification of attractive acquisition and divestiture transactions, including the divestitures of our BPS and Kidney Care businesses and strategic market exits, which we expect to continue in the future; and
•returning capital to stockholders through dividends and eventually share repurchases, while balancing returns with strategic actions we take.
We paid down $3.81 billion of legacy indebtedness in 2025 (which repayment does not include $2.0 billion of indebtedness repaid with proceeds from a new notes offering), primarily using proceeds from the sales of our Kidney Care business, and we are committed to retaining our investment grade rating, including taking actions toward achieving a net leverage target of approximately 3.0x by the end of 2026 through ongoing debt repayment and financing activities. During this deleveraging period, we currently intend to continue paying a dividend (which we reduced in November 2025), not make any share repurchases and be highly selective with respect to any potential acquisitions.
Sales and Distribution
We have our own direct sales force and also make sales to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or other alternate site providers. In the United States, third parties, such as Cardinal Health, Inc. and Medline Inc., warehouse and ship a significant portion of our products through their distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales and customer service representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publication presence and advertising.
Sales are made and products are distributed on a direct basis or through independent distributors or sales agents in more than 100 countries as of December 31, 2025.
International Operations
A significant portion of our revenues are generated outside of the United States and thoughtful optimization of the markets in which we operate remains a key component of our strategy. Our international presence includes operations in Europe, the Middle East, Africa, Asia-Pacific, Latin America and Canada. We are subject to certain risks inherent in conducting business outside the United States. For more information on these risks, see the information under the captions “Risks Relating to Our Operations—We are subject to risks associated with doing business globally” and “Risks Relating to Our Business and Financial Performance—Changes in foreign currency exchange rates and interest rates have had, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows and liquidity” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
For financial information about our foreign and domestic revenues and segment information, see Note 17, in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Financial Instrument Market Risk” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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
In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, many hospitals and other customers of medical products in the United States have joined group purchasing organizations (GPOs), or formed integrated delivery networks (IDNs), to enhance purchasing power. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors and the negotiated prices are made available to members. We have purchasing agreements with several of the major GPOs in the United States, which are subject to renewal from time to time. We are subject to certain risks inherent in contracting with GPOs and IDNs. For more information on these risks, see the information under the captions “Risks Relating to Our Operations Business—Segments of our business are significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
In an effort to manage risk associated with raw materials and component supply, we work closely with our suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. We also seek to develop new and alternative sources of supply where beneficial to our overall raw materials procurement strategy. Refer to “Risks Relating to Our Business and Financial Performance – We have experienced disruptions in our supply chain” and “Risks Relating to Our Operations – We may be unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price” in Item 1A. Risk Factors of this Annual Report on Form 10-K for further information regarding risks related to the supply chain, raw materials and component parts (including with respect to the qualification of any new or alternative supplier).
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
Although no single company competes with us in all of our businesses, we face substantial competition in each of our segments from international and domestic healthcare, medical products and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. In addition, global and regional competitors continue to expand their manufacturing capacity and sales and marketing channels. We believe customer purchasing decisions are primarily focused on cost-effectiveness, price, service, product performance and technological innovation. There has been consolidation in our customer base and by our competitors, which has resulted and continues to result in pricing and market pressures. For further discussion, refer to “Risks Relating to our Business and Financial Performance – Continued consolidation in the health care industry or additional governmental controls exerted over pricing and access in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments” and “Risks Relating to Legal and Regulatory Matters – If reimbursement or other payment for our current or future products is reduced or modified in the U.S. or in foreign countries, including through the implementation or repeal of government-sponsored healthcare reform or other similar actions, cost containment measures, or there are changes to policies with respect to pricing, taxation, or rebates, our business could suffer.” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Our policy is to protect our products and technology through patents and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for us. We also recognize the need to promote the enforcement of our patents and trademarks and take commercially reasonable steps to enforce our patents and trademarks around the world against potential infringers, including judicial or administrative action where appropriate. For additional information see “Risks Relating to Legal and Regulatory Matters – If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
We operate in an industry susceptible to significant patent litigation. At any given time, we are involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. For more information on patent and other litigation, see Note 7 in Item 8 and “Risks Relating to Legal and Regulatory Matters – We are party to a number of pending lawsuits and other disputes which may adversely impact us” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Research and Development
We believe our investment in research and development (R&D), consistent with our portfolio optimization and capital allocation strategies, will help fuel our future growth and our ability to remain competitive. Accordingly, we continue to focus our investment on select R&D programs to enhance future growth through clinical differentiation. Expenditures for our R&D activities were $518 million in 2025, $590 million in 2024, and $518 million in 2023. These expenditures include costs associated with R&D activities performed at our R&D centers located around the world, which include facilities in Belgium, India, Italy, Malta and the United States, as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxter locations. As discussed above in under "Recent Strategic Actions," we are working to create a more resilient supply chain and better align our manufacturing footprint and supply chain to our commercial activities. These activities may result in the consolidation of one or more R&D facilities.
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

Sustainability and Corporate Responsibility
Driven by our mission to save and sustain lives, Baxter's sustainability and corporate responsibility strategy focuses on addressing related matters that affect our patients, customers, employees, communities and other critical stakeholders worldwide. We believe advancing our sustainability and corporate responsibility goals contributes to business, economic, and social value, including attraction and retention of employees, enhanced operational efficiency and implementation of enterprise risk management strategies, among others.
In 2021, we launched our 2030 Corporate Responsibility Commitment featuring strategic goals for focused action. Our Commitment is anchored by three pillars - Deliver Sustainable Healthcare, Protect our Planet and Champion our People and Communities. The 2030 Corporate Responsibility Commitment and Goals highlight Baxter's focus to further advance our sustainability and corporate responsibility performance. We expect to announce a refreshed commitments and goals set after the issuance of our 2025 Corporate Responsibility Report, either in a separate announcement or as part of the 2026 Corporate Responsibility Report. Our progress against our current goals and commitments is published annually in our Corporate Responsibility Report which is available on our website under "Our Story-Corporate Responsibility." The Corporate Responsibility Report is not incorporated by reference into this Annual Report on Form 10-K or any other document filed with the SEC.
Government Regulation
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. The Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union, the Medicines & Healthcare products Regulatory Agency (MHRA) in the United Kingdom, Health Canada in Canada, the National Medical Products Administration (NMPA) in China and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, pricing, distribution and post-market surveillance of our products. We must obtain specific clearance, approval or other marketing authorization from FDA and non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Even after we obtain regulatory authorization to market a product, additional regulatory authorization may be necessary to maintain the product in the market, including additional 510(k) clearances, new drug approval supplements, and other regulatory submissions. In addition, the raw materials, manufacturing facilities, processes and quality systems used in the manufacture of a product are subject to continued review by FDA and other regulatory authorities globally. State agencies in the United States also regulate our facilities, operations, employees, products and services within their respective states. We, along with our facilities, are subject to periodic inspections and possible administrative and legal actions by FDA and other regulatory agencies inside and outside the United States. Such actions may include warning letters, import restrictions, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. As situations require, we take steps to ensure the safety and efficacy of our products, such as removing products from the market that are found not to meet applicable requirements and improving the effectiveness of quality systems. For more information on compliance actions taken by us, refer to the discussion under the caption entitled “Certain Regulatory Matters” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
We are also subject to various laws inside and outside the United States concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of our products and services, the importation and exportation of products, the operation of our facilities and the distribution of products. In the United States, we are subject to the oversight of FDA, Office of the Inspector General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), Environmental Protection Agency, Department of Defense and Customs and Border Protection in addition to others. We supply products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare. As a result, our activities are subject to regulation by CMS and enforcement by OIG and DOJ. In each jurisdiction outside the United States, our activities are subject to regulation by government agencies including the above mentioned EMA, MHRA, Health Canada, NMPA and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally.

Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing processes. Our environmental policies require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.
Human Capital Management
As of December 31, 2025, after giving effect to the Kidney Care sale, we employed approximately 37,500 people globally, with approximately 15,100 employees in the United States and approximately 22,400 employees outside of the United States. Our employees set the foundation for our ability to achieve our strategic objectives. They contribute to our success and are instrumental in driving operational execution and our ability to deliver on our stated goals and commitments, advance innovation and maintain a strong quality and compliance program across our organization.

The success and growth of our business depends in large part on our ability to attract, retain, develop and engage talented and high-performing employees at all levels of our organization with a myriad of backgrounds and experiences, including the individuals who comprise our global workforce as well as executive officers and other key personnel. To succeed in a competitive labor market, we have developed recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form our human capital management framework and are advanced through the following programs, policies and initiatives:
•Competitive Pay and Benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.
•Health and Safety. Health and safety are firmly rooted across our global footprint. We aim for a zero-harm workplace and prioritize the elimination of risks and incident precursors to drive improvement. In 2025, Baxter continued to focus on employee engagement and, hazard identification and further prioritized safety controls implementation for high hazard work activities. We have continued momentum in our 'Start When Certain' culture program to build empowerment in our operational workforce to report and fix hazards, and we are utilizing reports to disseminate learnings network wide.
•Recruitment, Training and Development. We use recruitment vehicles to attract talent to our organization and we prioritize learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning platform known as BaxU and virtual workshops that support our culture, strategy and the development of crucial skills. To assess the impact of the investments we make in our people, and to help us consistently improve our human resources programs, we periodically conduct anonymous surveys of our global workforce to seek feedback on a variety of topics including confidence in our leadership, competitiveness of our compensation and benefits packages, career growth opportunities and improvements on how we can make our company an employer of choice. Administered and analyzed by an independent third-party, the survey results are reviewed by our senior leaders, which include our executive officers. Summaries of select surveys are also provided to the Compensation and Human Capital Committee of our Board of Directors. The results of this engagement survey are also shared with individual managers, who are then tasked with taking action based on their employees’ anonymous feedback.
Available Information
We make available free of charge on our website at www.baxter.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material with the U.S. Securities and Exchange Commission. These reports are also available free of charge via EDGAR through the Securities and Exchange Commission website (www.sec.gov).  In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters for the committees of our Board of Directors are available on our website at www.baxter.com under “Our Story — Our Governance.” All the foregoing materials will be made available to stockholders in print upon request by writing to: Corporate Secretary, Baxter International Inc., One Baxter Parkway, Deerfield, Illinois 60015. Information contained on our website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

Item 1A.    Risk Factors.
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors for a description of the principal risks that we face. If any of the events described below occurs, our business, results of operations, financial condition, cash flows, future growth prospects, reputation or stock price could suffer. Further, other unknown or unpredictable factors could also have significant adverse effects on our future results.
Risk Factors Summary
This summary of risks below is intended to provide an overview of the risks we face and should not be considered a substitute for the more detailed risk factors discussed immediately following this summary.
Risks Relating to Our Business and Financial Performance
•We are exposed to risks as a result of our strategic actions.
•We may not achieve the anticipated benefits of our significant transactions, including the sale of our Kidney Care business and our acquisition of Hillrom.
•Our significant indebtedness requires us to use a substantial amount of our cash flow for debt service and constrains our ability to pursue growth strategies and advance our R&D capabilities.
•There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our business, results of operations, financial condition and cash flows.
•We may be unable to successfully introduce or monetize new and existing products or services or keep pace with changing consumer preferences and needs or advances in technology.
•We may not achieve our financial goals.
•We have experienced disruptions in our supply chain.
•Global economic conditions, including inflation, have adversely affected, and could continue to adversely affect, our operations.
•We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions.
•Continued consolidation in the health care industry or additional governmental controls exerted over pricing and access in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments.
•Our operating results and financial condition have fluctuated and may in the future continue to fluctuate.
•Management transition creates uncertainties, and we may experience difficulties in managing such transitions, including attracting and retaining key employees.
•Changes in foreign currency exchange rates and interest rates have had, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows, and liquidity.
•Future material impairments in the value of our goodwill, intangible assets, and other long-lived assets would negatively affect our operating results.
Risks Relating to Our Operations
•Segments of our business are significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers.
•We may be unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price.

•We may experience manufacturing, sterilization, supply, or distribution difficulties.
•We have experienced and may continue to experience issues with quality management or product quality.
•We may experience breaches and breakdowns affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage.
•We are exposed to risks associated with incorporating AI, machine learning and other emerging technologies into our products, services and operations.
•We are subject to risks associated with doing business globally.
•A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
•The effects of climate change, including legal, regulatory, or market measures related to climate change and other sustainability topics, could adversely affect our business, results of operations, financial condition, and cash flows.
•Our commitments, goals, activities, and disclosures related to sustainability and corporate responsibility matters, and the perception of our activities in these areas, may fail to satisfy the differing expectations of key stakeholders on these matters.
Risks Relating to Legal and Regulatory Matters
•We are subject to laws and regulations globally, and our failure to comply with rapidly changing and increasingly divergent expectations of regulators in different jurisdictions could adversely impact the company.
•If reimbursement or other payment for our current or future products is reduced or modified in the U.S. or in foreign countries, or there are changes to policies with respect to pricing, taxation, or rebates, our business could suffer.
•Increasing regulatory focus on, and expanding laws relating to, privacy, AI, and cybersecurity could impact our business and expose us to increased liability.
•We are party to a number of pending lawsuits and other disputes which may adversely impact us.
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
•We may incur additional tax expense or become subject to additional tax liabilities.
•Our Amended and Restated Bylaws could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees.
Risks Related to Our Common Stock
•We recently decreased our quarterly dividend to $0.01 per share and cannot guarantee that we will increase the amount of dividends we pay, or that we will not cease paying dividends.
•Our common stock price has fluctuated significantly and may continue to do so.

Risks Relating to Our Business and Financial Performance
We are exposed to risks as a result of our strategic actions.
Our businesses have faced, and will continue to face, challenges in connection with strategic actions we have undertaken, including the divestitures of our Kidney Care business and our BPS business, the acquisition of Hill-Rom Holdings, Inc. (Hillrom), and the ongoing implementation of a simplified operating model and manufacturing footprint. These actions have entailed significant changes across our organizational structure and functional areas and have led to select market exits and may lead to additional market exits as we continue to optimize our portfolio. Today, we are a smaller, less diversified company, with more limited and concentrated businesses, which may leave us more vulnerable to changing market conditions and increased volatility in our financial performance. We may also continue to experience diversion of management attention and the loss of experienced leaders with institutional knowledge. Further, we have experienced, and may in the future experience, disputes with buyers of businesses we have divested, or may divest in the future. In addition, we have yet to achieve our net leverage targets. As a result, as discussed further below, our cash resources may be constrained and our ability to pursue growth initiatives may be limited, which could adversely affect our business and growth prospects.
We may not achieve the anticipated benefits of our significant transactions, including the sale of our Kidney Care business and our acquisition of Hillrom.
We have undertaken several significant transactions, including the sale of our Kidney Care business and our acquisition of Hillrom, and we may fail to achieve the anticipated benefits of these transactions.
As part of our strategy to realign our product portfolio, we sold our Kidney Care business in January 2025. While the sale allowed us to repay some of our outstanding indebtedness, as discussed in “Liquidity and Capital Resources” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations and in Note 5 in Item 8. of this Annual Report on Form 10-K, and achieve related interest expense savings, the complexity of separating the Kidney Care business resulted in various challenges. In addition, we may be subject to other potential risks in connection with the transaction, including the following: disputes or litigation with Carlyle or Vantive, as applicable, arising from the transaction, the Equity Purchase Agreement (EPA) or the various agreements (including a Transition Services Agreement (TSA) and Manufacturing and Supply Agreement (MSA)) that we entered into with Vantive in connection with the Kidney Care closing and liabilities and obligations otherwise related to the transaction; exposures related to certain pre-closing Kidney Care liabilities we retained; adverse tax consequences or changes in tax laws or regulations that could affect our remaining businesses; regulatory actions or investigations related to the transaction or the businesses involved; and negative reactions from the financial markets, ratings agencies, customers, employees, other personnel or other stakeholders.
We have also incurred, and will continue to incur, significant expenses in connection with the sale of our Kidney Care business. For example, we will continue to incur the costs of providing transition services, products and product components to Vantive under the relevant agreements (including the TSA and the MSA) and other stranded costs that we will no longer be able to share with the Kidney Care business and which we may not be able to fully offset. Such expenses have been significant. In addition, the anticipated benefits of the sale are based on a number of assumptions, some of which may prove incorrect, and we cannot predict with certainty when the expected benefits will occur, or the extent to which they will be achieved. As a result, even with the completed sale of the Kidney Care business, we may not achieve all of the anticipated strategic, financial, operational or other benefits in the expected timeframe, which could adversely impact our business, results of operations, financial condition and cash flows.
In addition, we acquired Hillrom in 2021 and continue to work to fully integrate it into our business. Certain aspects of the integration have taken longer than originally anticipated. This has resulted in, and may continue to result in, additional expenses and other challenges as we work to complete the integration, including with respect to consolidating certain operations and functions and integrating technology systems. Failure to complete the integration could further reduce the anticipated benefits of the acquisition.
In addition to the transactions referenced above, other strategic transactions we have undertaken or strategic transactions we may undertake in the future could subject us to various risks and additional costs.
Our significant indebtedness requires us to use a substantial amount of our cash flow for debt service and constrains our ability to pursue growth strategies and advance our R&D capabilities.
As of December 31, 2025, we had approximately $9.48 billion of indebtedness outstanding. While we repaid $3.81 billion of legacy indebtedness in 2025 (which repayment does not include $2.00 billion of indebtedness repaid with proceeds from a new notes offering), our significant level of indebtedness requires us to use a substantial amount of our cash flow for debt service, which reduces funds available (under our credit facilities or otherwise) for investments in R&D, capital expenditures, dividend payments, pension plan contributions, acquisitions, share repurchases and other activities, and may create competitive disadvantages for us relative to other companies with lower debt levels. See “Risks Relating to Our Common Stock—We recently decreased our quarterly dividend to $0.01 per share and cannot guarantee that we will increase the amount of dividends we pay, or that we will not cease paying dividends.” Our level of indebtedness can also constrain our flexibility in pursuing other growth strategies and responding to unanticipated or adverse impacts on our business and operations. Further, our indebtedness may impact our ability to meet our other financial obligations, including our ability to make required contributions to our pension plans, which could lead to significant liability and reputational harm. In addition, until we achieve our stated net leverage target, our capital allocation activities and operational flexibility is limited. If we are unable to reach this target by the end of 2026 (including as a result of deterioration in our business), or if credit ratings agencies do not believe we are repaying our indebtedness promptly, they may further reduce our senior debt credit ratings. There is no guarantee we will be able to maintain our investment grade rating or prevent further downgrades, which could further increase our cost of borrowing funds in the future, negatively impact the terms of our financing arrangements and reduce our access to capital. Further, difficulties in, or the inability to, refinance our indebtedness, or to do so upon attractive terms, could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows.
There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our business, results of operations, financial condition and cash flows.
We face substantial competition in all of our markets from international and domestic healthcare medical products and pharmaceutical companies and providers of all sizes, and these competitors often differ across our businesses. Competition is primarily focused on cost-effectiveness, price, service, product performance, technological innovation, clinical practices, and consistency of supply.
Competition may increase further as additional companies begin to enter our markets, launch new products or modify their existing products to compete directly with ours. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements, or we do not introduce new versions or upgrades to our product portfolio in response to those requirements, including due to constraints on our cash flows, our products may be less competitive and we may lose market share. If our competitors develop more effective or affordable products or achieve earlier patent protection or product commercialization than we do, our business, results of operations, financial condition and cash flows will likely be negatively affected. For example, innovations in technology and care delivery models could materially adversely affect the demand for and future pricing and sale of our products and services. Furthermore, if we are forced to reduce our prices due to increased competition, our business could become less profitable.
Demand for our products and services, and our overall growth, depend in large part on overall demand and growth in the healthcare market. With the healthcare market’s increased focus on asset and resource efficiency, as well as reimbursement constraints and competitive dynamics (including consolidation within healthcare systems, as discussed below in “Continued consolidation in the health care industry or additional governmental controls exerted over pricing and access in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments”), we have seen margins for some of our products decline and they may continue to do so over time. Any decline or lower-than-expected growth in the markets (or portions thereof) in which we operate could diminish demand for our products and services, which may adversely affect our financial performance. For example, new clinical practices implemented after Hurricane Helene appear to have reset demand levels in our IV solutions business and negatively impacted sales of certain of our premix products. Further, the competitive pressures in our industry could cause us to lose market share unless we increase our commercial investments or reduce our prices, which could adversely impact our operating results. These factors, along with possible legislative, regulatory, macroeconomic and other developments, might result in significant shifts in market share among the industry’s major participants, which include us, and could permanently reduce demand for certain of our products. These challenges have made demand forecasting more difficult, resulting in heightened inventory levels in certain portions of our business, and may continue to do so in the future. Accordingly, if we are unable to effectively differentiate ourselves from our competitors in terms of new products and diversification of our product portfolio, then our business, results of operations, financial condition, and cash flows could be adversely impacted.

We may be unable to successfully introduce or monetize new and existing products or services or keep pace with changing consumer preferences and needs or advances in technology.
We need to successfully introduce or monetize new and existing products and services to achieve our strategic business objectives. We can provide no assurances that we will be able to develop new products and services, that our new products and services will achieve commercial acceptance in the marketplace, or that we will be able to separately bill for new or existing services. In addition, difficulties in manufacturing or in obtaining or maintaining regulatory approvals have delayed, and may in the future delay or prohibit, the introduction of new products into the marketplace or our ability to maintain or upgrade existing products. We may not be able to obtain patent protection on our new products or be able to defend our intellectual property rights globally. See “Risks Relating to Legal and Regulatory Matters – If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.” Warranty claims and service costs relating to certain of our new products have been, and might in the future be, greater than anticipated, and we might be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for future new product development. In addition, the introduction of new products and services might also cause customers to defer purchases of existing products or services. Our future financial performance will also depend, in part, on our ability to influence, anticipate, identify, and respond to changing consumer preferences and needs. We might not correctly anticipate or identify future trends in customer preferences or needs or might identify or react to them later than competitors do.
In order to successfully introduce or monetize new and existing products and services, we must commit substantial funds and other resources to R&D and other innovation initiatives, which ability may be negatively impacted by our current leverage levels. See “Our significant indebtedness requires us to use a substantial amount of our cash flow for debt service and constrains our ability to pursue growth strategies and advance our R&D capabilities” above. Failure to successfully introduce new products or services in a cost-effective manner, or delays in customer purchasing decisions related to the evaluation of new products or services, could cause us to lose market share and could significantly adversely affect our business. Furthermore, product development requires substantial investment and there is inherent risk in the R&D process. A successful product development process further depends on many other factors, including our ability to adapt to new technologies, demonstrate satisfactory clinical results, obtain the required regulatory approvals, and differentiate our products from those of our competitors. If we cannot successfully introduce new competitive products or adapt to changing technologies, our products may become obsolete and our net sales and profitability could suffer.
We may not achieve our financial goals.
We continue to evaluate and refine both our short- and long-term financial objectives, including our stated commitment to achieve certain net leverage targets and to fully offset the stranded costs related to the sale of our Kidney Care business. Our ability to achieve these objectives, as well as our ability to achieve savings from recent restructuring activities, depends, in part, on our ability to successfully innovate and deliver new products to market, realize the anticipated benefits of the Hillrom acquisition and Kidney Care sale (and related cost and revenue synergy targets), and implement our simplified operating model and manufacturing footprint, while we continue to optimize our product portfolio. Our ability to achieve these anticipated benefits also depends on factors over which we may have limited control, including competitive pressures and evolving regulatory requirements. We may fail to achieve our targeted financial results if we are unsuccessful in implementing our strategies or if our estimates or assumptions change or for other reasons. Our failure to achieve our financial goals could have a significant adverse effect on our business, results of operations, financial condition and cash flows.
We have experienced disruptions in our supply chain.
We have experienced significant challenges to our global supply chain in recent periods, including:
•production delays and interruptions;
•increased costs and shortages of raw materials and component parts (including resins and electromechanical devices);
•heightened inventory levels to reduce the risk of patient supply disruption and higher transportation and labor costs resulting from significant weather events (including Hurricane Helene), global pandemics (including COVID-19), and applicable government requirements;
•elevated inflation levels; and
•geopolitical events.

Due to the nature of our products and the geographic locations of our manufacturing, storage and distribution facilities, we may be more susceptible to increases in freight costs and other supply chain challenges than certain of our industry peers.
We expect to experience some of these and other challenges related to our supply chain in future periods. These challenges, including the unavailability of certain raw materials and component parts, have also had a negative impact on our sales for certain product categories due to our inability to fully satisfy demand and may continue to have a negative impact on our sales in the future.
Global economic conditions, including inflation, have adversely affected, and could continue to adversely affect, our operations.
General global economic downturns and macroeconomic trends, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, changes in monetary policy and economic slowdown or recession, have resulted in, and may continue to result in, unfavorable conditions that negatively affect demand for our products and exacerbate other risks described in this “Risk Factors” section that affect our business, results of operations, financial condition, and cash flows. Both domestic and international markets have been experiencing significant inflationary pressures in recent years and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near term.
Further, current or worsening economic conditions may impact the ability of our customers (including governments) to pay for our products and services and the amount spent on healthcare generally, which could result in decreased demand for our products and services, a decline in cash flows, longer sales cycles, increased inventory levels, slower adoption of new technologies, and increased price competition. These conditions may also adversely affect certain of our suppliers, which could disrupt our ability to produce products. We continue to do business with foreign governments in certain countries that have experienced deterioration in credit and economic conditions. Liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses and may also impact the stability of the U.S. Dollar, Euro, Renminbi, or other currencies.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions and may experience business disruptions and adverse tax consequences associated with restructuring initiatives.
Portions of our business have been, and will be, the subject of various restructuring initiatives. For example, we recently divested our BPS and Kidney Care businesses. In addition, we are working to continue to simplify our operating model and manufacturing footprint. While we are undertaking these actions, as well as any future initiatives, with the goal of realizing potential efficiencies, we may not be successful in achieving the anticipated benefits we expect in full or at all. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional actions, which could result in future charges. Moreover, our ability to achieve our other business plans (including achieving our net leverage targets and improving our operating cash flows) might be adversely affected, and we could experience business disruptions, if our restructuring activities prove ineffective. These actions, the resulting costs, and potential delays or potential lower than anticipated benefits might also impact our foreign tax positions and might require us to record tax reserves against certain deferred tax assets in our international business.
Continued consolidation in the health care industry or additional governmental controls exerted over pricing and access in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments.
Numerous initiatives and reforms by legislators, regulators, and third-party payers to curb the rising cost of health care, and to increase access to care, have catalyzed a consolidation of aggregate purchasing power within many of the markets in which we sell our products. Additionally, a growing number of countries have instituted or are contemplating introducing regional or national tender processes driven primarily by price. In some cases, such processes may favor local companies to multinational companies like us. In other instances, multinational companies, including Baxter, are subject to a separate tender bidding process in which they compete only with each other and not with domestic companies. Further, in certain markets, the regulatory process through which new medical devices are approved may be faster and/or less burdensome for domestic companies compared to multinational companies. As the health care industry (including healthcare systems, distributors, manufacturers, providers, and insurers) consolidate or form strategic alliances and as new entrants emerge, competition to provide products and services is expected to continue to intensify, which may result in increased pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide health care industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and services and may adversely impact our business, results of operations, financial condition, and cash flows.
Our operating results and financial condition have fluctuated and may in the future continue to fluctuate.
Our operating results and financial condition have, and may in the future, fluctuate from quarter-to-quarter and year-to-year for a number of reasons. Events, such as changes to our expectations, strategy or forecasts (including as a result of evolving global macroeconomic conditions or regulatory developments) or even a relatively small revenue shortfall or increase in supply chain or other costs which we are unable to offset, have, and may in the future, cause financial results for a period to be below our expectations or projections. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, nor should they be relied upon as an indication of future performance. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this “Risk Factor” section. These fluctuations may adversely affect our results of operations, financial condition, and our stock price.
Management transition creates uncertainties, and any difficulties we experience in managing such transitions, including attracting and retaining our key employees, could adversely affect our business and results of operations.
We have recently experienced significant changes to our leadership team. For example, in July 2025, we announced the election of Andrew Hider as President and CEO and have announced other leadership transitions throughout the year. Any failure to successfully recruit or integrate new executives could adversely impact our ability to achieve our financial, operating, or strategic objectives and may lead to attrition among our senior management team and other key employees.
Our ability to compete effectively depends on our ability to attract, develop, retain, and engage key employees, including people in senior management, sales, marketing, information technology, and R&D positions. Competition for top talent in the healthcare industry can be intense, especially for experienced management and technical and professional employees, which could increase costs associated with identifying, attracting, and retaining such individuals. Our ability to recruit, develop, retain, and engage such talent depends on a number of factors, including hiring practices of our competitors, compensation and benefits (as may be impacted by any financial performance challenges, including any related impact on outstanding equity awards), work location, work environment, the market’s perception of our strategic initiatives and company performance, and industry economic conditions. Further, a lack of employee engagement could lead to loss of productivity and increased employee burnout, turnover, absenteeism, product quality incidents, and decreased customer and patient satisfaction.
Changes in foreign currency exchange rates and interest rates have had, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows, and liquidity.
We generate a meaningful portion of our net sales and profit outside the U.S. and currency exchange rates have been especially volatile in recent years. As a result, currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows and results of operations. We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks. We have experienced, and may continue to experience, additional volatility as a result of inflation and other macroeconomic factors, including in emerging market countries. We are also exposed to changes in interest rates, and our ability to access the money markets and capital markets on terms that are favorable to us, or at all, could be impeded if market conditions are not favorable. For example, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, has had, and may continue to have, the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation have resulted in, and may continue to result in, recessionary pressures in many parts of the world. For more information see “Financial Instrument Market Risk” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Future material impairments in the value of our goodwill, intangible assets, and other long-lived assets would negatively affect our operating results.
We regularly review our goodwill, intangible assets, and property, plant and equipment for potential impairment. Goodwill and indefinite-lived intangible assets are subject to impairment reviews on an annual basis or whenever potential impairment indicators are present. Intangible assets subject to amortization and property, plant and equipment are reviewed for potential impairment when there is an indication that an impairment may have occurred. Impairment testing involves estimates and significant judgments by management. Adverse changes to macroeconomic conditions or our earnings forecasts, as well as changes in our strategic goals or business direction, have led to, and could in the future lead to, impairment charges. In addition, we may, from time to time, pursue the sale of assets that we determine are not critical to our strategy and may acquire other assets in the interest of further optimizing our portfolio. Such transactions (including with respect to the acquisition of Hillrom in 2021) have resulted in, and could in the future result in, impairment charges if the estimated fair value of the assets, less costs to sell, is less than their related carrying amount. Material impairment charges would negatively affect our results of operations.
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
A portion of our U.S. hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids, negotiating, and renewing expiring GPO agreements, some of which contain failure to supply clauses with varying remedies, inclusive of limited termination rights. Failure to be awarded or to maintain certain of these agreements could have a significant adverse effect on our business, including lost product sales and service and rental revenue. In addition, we have faced and continue to face challenges related to increasing costs associated with these agreements (including as a result of supply chain challenges and inflation), which have negatively impacted our revenues and may continue to do so in the future.

Our participation in these agreements often requires increased discounting or restrictions on our ability to raise prices, and failure to participate in or to be awarded these agreements might result in a reduction of sales to the member hospitals. In addition, in recent years, select market participants have shown an increased focus on individual GPO members negotiating directly with manufacturers on committed contracts. IDNs and health systems, when negotiating directly with manufacturers, often request additional discounts or other enhancements, such as most-favored-nation clauses. Further, certain other distributors and purchasers have similar processes to the GPOs and IDNs and failure to be included in agreements with these other purchasers could have a significant adverse effect on our business.
We may be unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price.
The manufacture of our products requires, among other things, the timely supply or delivery of sufficient amounts of quality components and raw materials. We acquire our components, raw materials, and other requirements for manufacturing from many suppliers and vendors in various countries, including sometimes from ourselves for self-supplied requirements.
In certain instances, we use a single source or supplier or there is only a sole source or supplier. In the event of a disruption or termination of the supply of these components, establishing additional or replacement suppliers for such materials or components may not be timely or cost-effective due to market constraints or regulatory requirements or may involve a lengthy and complex approval process from FDA and other worldwide regulatory agencies. In addition, in 2025, the current administration took various actions to freeze or reduce the federal workforce. This has resulted and could, in the event of similar actions in the future, create delays in gaining approval of materials and components. As a result, we may experience lengthy delays in resuming production of affected products, which could lead to lost sales, loss of market share, and harm to our reputation. Our reliance on sole source suppliers may also lead to increased costs. If we are unable to pass these cost increases on to our customers, our business and results of operations could be adversely impacted.
Additionally, our success depends upon the availability and quality of our products and the underlying raw materials and component parts. We have faced, and may in the future face, difficulties obtaining supplies of key materials, such as electromechanical components, active ingredients for pharmaceuticals and resins, due to supply chain disruptions and global pandemics (including COVID-19). Further, we may also have difficulty sourcing component parts that are no longer manufactured or are in limited supply. In addition, the medical products and pharmaceutical industries are competitive and subject to complex market dynamics and varying demand levels. These levels vary in response to economic conditions, regulatory requirements, seasonality, natural disasters, wars, acts of terrorism, pandemics, epidemics, and other matters.
Significant increases in the cost of raw materials, sub-assemblies, or materials used in the production of our products that cannot be recovered through increased prices of our products (or the unavailability of those raw materials, sub-assemblies, or materials) have adversely affected our business, results of operations, financial condition, and cash flows and may continue to do so in the future. There can be no assurance that the marketplace will support higher prices or that any related price increase will fully offset any commodity cost increases in the future. From time to time, we enter into fixed price supply contracts with respect to raw material purchases. Future decisions not to enter into fixed price supply contracts may result in increased cost volatility, potentially adversely impacting our profitability.
We may experience manufacturing, sterilization, supply, or distribution difficulties.
As of December 31, 2025, we manufacture our products at various facilities globally. Many of our products are difficult to manufacture due to the complex nature of manufacturing devices and pharmaceuticals, including biologics, as well as the strict regulatory regime governing our manufacturing operations. Variations in the manufacturing process may result in production failures, which could lead to launch delays, product shortage, unanticipated costs, lost revenues, and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers has resulted in, and in the future may result in, quality or safety issues of the type discussed in the “Risk Factors” section.
We rely heavily on a limited number of providers of transport services for reliable and secure point-to-point transport of our products to our customers and patients and for tracking of these shipments, and from time to time we require warehousing for our products. If any of these providers were to encounter delivery performance issues, such as loss, damage, or destruction of any systems or machines, it would be costly to replace such systems or machines in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business.
In addition, we are in the process of implementing various restructuring initiatives, including to reduce our manufacturing footprint, which may impact our supply chain and the availability of products. Such supply chain issues could also prevent us from satisfying obligations under one or more of our customer contracts or arrangements, which could result in significant failure to supply penalties, which in some instances include limited contract termination rights or may prevent us from participating in future tenders. Moreover, changes in regulation, world trade policies, international taxes and government-to-government relations and issues with export and import activities could negatively impact our ability to distribute products within a country and across countries. See “Risks Relating to Legal and Regulatory Matters.”
In addition, volatility in the demand for our products or our costs of energy, transportation, freight, raw materials and component parts, and other supply, manufacturing, distribution and warehousing, or storage costs have adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, and cash flows and have prevented, and may continue to prevent, suppliers from providing goods and services to us on reasonable terms or at all. See also “Risks Relating to Our Business and Our Financial Performance—We have experienced disruptions in our supply chain.”
Some of our products are manufactured at a single manufacturing facility or stored at a single storage site. Additionally, some of our manufacturing facilities are located in the same geographic area. Loss or damage to, or closure of, a manufacturing facility or storage site due to a natural disaster (such as we experienced at our North Cove facility as a result of Hurricane Helene), war, acts of terrorism, pandemics (including COVID 19) or otherwise has adversely affected, and could in the future adversely affect, our ability to manufacture sufficient quantities of key products or deliver products to meet customer demand or contractual requirements, which has resulted, and may in the future result, in a loss of revenue and other adverse business consequences, including those identified in the paragraphs above. We may be unable to transfer manufacturing of the relevant products to another facility or location in a cost-effective or timely manner, if at all, which could negatively impact our business, results of operations, financial condition, and cash flows.
In addition, several of our manufacturing facilities are leased and we may not be able to renew leases on favorable terms or at all. Because of the time required to approve and license a manufacturing facility, a third-party manufacturer may not be available on a timely basis (if at all) to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable. Any of the foregoing could adversely affect our business, results of operations, financial condition, and cash flows.

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
These and other events or disruptions of manufacturing or sterilization processes that we or third parties may experience, whether due to a lack of capacity, environmental, regulatory or compliance issues (including evolving regulatory requirements), catastrophic events or otherwise, have resulted in, and could in the future result in, product shortage, unanticipated costs, loss of revenues, operational restrictions, additional capital expenditure requirements, litigation, and damage to our reputation, all of which could have a significant adverse effect on our business, results of operations, financial condition, and cash flows.
We have experienced and may continue to experience issues with quality management or product quality.
The development of new or enhanced products involves a lengthy regulatory process and is capital intensive. As a result, our ability to match our production levels and capacity to market demand is imprecise and may result in a failure to meet market demand or satisfy customer requirements for our products or, alternatively, an oversupply of inventory. Failure to meet market demand may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence, or other negative consequences (including a decline in stock price).
Our success also depends on our ability to maintain and routinely improve product quality and our quality management program. Quality management plays an essential role in helping to meet customer requirements, prevent defects, improve our products and services, and assure the safety and efficacy of our products. While we have a quality system that covers the lifecycle of our products, quality and safety issues have occurred, and may in the future occur, with respect to our products. For example, as discussed under the caption “Novum IQ Large Volume Pump (Novum LVP)” in Item 7. Management's Discussion of Analysis and Financial Condition and Results of Operations of this Annual Report on Form 10-K, in 2025, we initiated a series of voluntary corrections for the Novum LVP and have implemented a voluntary ship and installation hold in the U.S. and Canada, which remains ongoing.
New or unintended uses of our products may also raise quality or safety issues. In addition, our customers’ use of third parties to service or repair our products has caused, and may in the future cause, quality or safety issues, including due to such third parties’ lack of knowledge of or training on our products. A quality or safety issue has resulted in, and may in the future result in one or more of the following: product recalls (either voluntary or required by FDA or similar governmental authorities in other countries); adverse regulatory site inspections and/or inspectional classifications; warning letters; other regulatory actions; import bans; seizures; injunctions; monetary sanctions; civil or criminal sanctions (which may include corporate integrity agreements); costly litigation; refusal of a government to grant clearances, approvals, and/or licenses; restrictions on operations; or withdrawal of existing approvals and licenses. See “Risks Relating to Legal and Regulatory Matters.” An inability to address a quality or safety issue in an effective and timely manner has caused, and may in the future cause, negative publicity, potentially leading to a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, we have made, and could in the future make, significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues have restricted, and may in the future restrict, us from being able to realize the expected returns from certain of these investments, potentially resulting in asset impairments in the future.
Unaffiliated third-party suppliers provide a number of goods and services to our R&D, clinical, and manufacturing organizations, many of whom do so on a spot basis and not pursuant to a contractual arrangement. Our ability to receive goods or services at all, or on reasonable financial terms, from these third parties will be impacted if they are unable or refuse to supply or service us. Additionally, we have certain contractual commitments requiring us, in some circumstances, to purchase specified amounts of product from suppliers, which amounts may be in excess of the ultimate customer demand. Moreover, we may have limited or no recourse if the goods or services are not subject to broader contractual terms that provide remedies or performance obligations. Additionally, we have certain contractual commitments requiring us, in some circumstances, to purchase specified amounts of finished product, raw materials, component parts, or other production inputs from suppliers, which amounts may be in excess of the ultimate customer demand.. Additionally, third-party suppliers are required to comply with our quality standards and those of applicable regulatory bodies. Failure of a third-party supplier to provide compliant raw materials, component parts, or supplies, give us adequate notice of issues, or help us secure all required regulatory approvals for the use of their products or services has resulted in delays, service interruptions, and quality-related issues, and may do so again in the future, and may negatively impact our business results and results of operations.
We may experience breaches and breakdowns affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage.
We rely upon information technology systems (IT systems) and infrastructure, including services provided by our partners and third parties, to support our business, facilities, operations, product development, products, and services. We also routinely rely on technology systems and infrastructure in the collection, use, storage and transfer, disclosure, and other processing of voluminous amounts of protected information, including personal data, protected health information, and sensitive data (of patients, employees, customers, and third parties) as well as internal confidential information (collectively, Protected Information).
Our IT systems and Technology are vulnerable to breakdown, interruption, cyber and other security attacks, system malfunction, unauthorized access, inadvertent exposure or disclosure of information, theft, and other events and, at times, requires the manual application of security upgrades or patches on each machine or device that utilizes the Technology. Third-party systems and solutions that we rely on are also vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems, products, and services. Security threats, including cyber and other attacks, have become very sophisticated, frequent, and adaptive. The adversarial use of AI also poses unique challenges and may impact real-time detection capabilities and containment efforts. In addition, we are at risk of our third-party service providers sustaining such attacks, which may impact our products, services, and operations. Further, we expect that the breadth and complexity of our information and technology systems and infrastructure will increase as we work to expand our product offerings to utilize and generate data analytics and potentially AI (which create emerging enterprise risks, including cybersecurity, monitoring, and oversight). See “Risks Relating to Our Operations – We are exposed to risks associated with incorporating AI, machine learning and other emerging technologies into our products, services and operations”. The continuing evolution of technology we use, including cloud-based computing, open-source software, data hosting, AI, and reliance on third parties and Software as a Service (Saas) solutions, whom may also use open-source software, cloud-based computing, data hosting, or AI tools, create additional opportunities for the unintentional, intentional, unauthorized or unlawful disclosure, exposure, dissemination, loss, alteration, access or destruction of Protected Information stored or processed in our devices, systems, servers, infrastructure, and products (collectively, Technology), and those of our Saas providers and third party service providers. Additionally, certain of our products and systems collect Protected Information regarding customers, partners, patients and their therapies, and are internet enabled and connect to our systems, hospital networks, electronic medical record systems, or electronic health record systems, and are subject to the same risks, and could impact patient safety and lead to field actions or product recalls.
We, like other global companies, have experienced cyber incidents in the past (including ones related to the unauthorized access to or disclosure of data and to certain of our third-party service providers), and may experience them in the future. These events have exposed and may continue to expose vulnerabilities in our information technology systems, and could expose Protected Information to unauthorized third parties and/or cause temporary or loss or unavailability of such information. While we continue to invest in improvements to our IT systems, there is no assurance that our investments have prevented or will prevent future breakdowns, attacks or breaches in our Technology, or cyber incidents. We could also suffer strained relationships with customers, business partners, physicians and other healthcare professionals, increased costs, litigation or other negative consequences as a result of such cyber incidents. The insurance we have procured related to cybersecurity risks may not cover a particular cyber incident or such coverage may be insufficient.
Additionally, our ongoing integration of Hillrom and the sale of our Kidney Care business, as well as a number of our employees having fully remote or hybrid work arrangements expose us to, among other things, heightened risks related to our information technology systems and networks, including cyber attacks, computer viruses, malicious software, security breaches and telecommunication failures, both for systems and networks we control directly and for those that employees and third-party developers rely on to work remotely. We also face all of the same risks listed above and other heightened risks when acquiring a company, in particular if we need to transition or implement certain processes or controls with the acquired company.
We are also subject to similar risks associated with the continued support for Vantive’s information technology systems, through the transitional services period in the Vantive TSA, which could lead to breaches, disruption, interruptions and impact our financial condition or lead to reputational harm, litigation, and operational disruption.

We are exposed to risks associated with incorporating AI, machine learning and other emerging technologies into our products, services and operations.
We use both internally developed and third party-provided AI and machine learning (ML) technologies to support our functions and operations (including Generative AI tools) and anticipate integrating such technology in select products and services in the future (consistent with our internal AI-related governance procedures and policies). We further anticipate that AI and ML will become increasingly important to our innovation and competitiveness in the future. However, we face risks and uncertainties related to the development, adoption and use of AI, ML and other emerging technologies. Additionally, our internal AI-related policies may not be effective in managing AI use and reducing inherent risks associated with the use of AI, including but not limited to AI-specific cybersecurity risks.
We may not be able to successfully develop, integrate or deploy AI technologies in our products and services, or we may face delays, increased costs or technical difficulties in doing so. We may also encounter difficulties in obtaining or maintaining the necessary regulatory approvals or clearances for these products and services, or face increased scrutiny or liability from regulators, customers, or other stakeholders regarding the safety, effectiveness, accuracy, reliability, security or ethical implications of such technology. We also may have more difficulty protecting or enforcing our regulated personal data, confidential data, and intellectual property rights as a result of these technologies, and there may be a risk of data leakage or infringing on the intellectual property or data rights of others which could lead to regulatory action, or litigation, arbitration or other disputes over the ownership, validity, scope or enforcement of our or others’ patents, trademarks, copyrights, trade secrets or other proprietary rights. Such disputes could be costly, time-consuming and disruptive to our business. See “Risks Relating to Legal and Regulatory Matters – If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged”.
We are subject to risks associated with doing business globally.
Our operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials and component parts, changes in taxation, tariffs, sanctions, embargos, export control restrictions, changes in or violations of U.S. or local laws, dependence on a few government entities as customers, pricing restrictions, economic and political instability, monetary or currency volatility or instability (including as it relates to the U.S. Dollar, the Euro, the Mexican Peso, and currencies in emerging market countries), disputes between countries, trade relationships and conflicts, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including natural disaster, pandemic, power loss, cyber-attack, data breach, war, terrorism, riot, labor disruption, civil insurrection, or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect our global operations could have an adverse effect on our business, results of operations, financial condition, and cash flows.
The escalating global economic competition and trade tensions among the U.S. and its trading partners could have an adverse effect on our business, results of operations, financial condition and cash flows, and there is risk of additional tariffs and other kinds of restrictions, including in connection with the transition to new political administrations. In addition, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects of importing pharmaceuticals and pharmaceutical ingredients and medical devices on national security. This investigation may lead to the imposition of tariffs on pharmaceutical imports, consistent with the current U.S. administration's stated policy objective of reshoring pharmaceutical manufacturing to the U.S. Tariff exclusions awarded to us by the U.S. Government require annual renewal, and policies for granting exclusions could shift. The U.S. and other countries could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to the markets. See also “Risks Relating to Legal and Regulatory Matters—We are subject to laws and regulations globally, and our failure to comply with rapidly changing and increasingly divergent expectations of regulators in different jurisdictions could adversely impact the company.”
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
Some of our employees both in and outside of the U.S. work under collective bargaining agreements or national trade union agreements or are subject to works councils. Significant work stoppages as a result of labor disagreements may occur in the future, including as a result of any failure to maintain the collective bargaining agreements we have in place for one of our U.S. manufacturing facilities (which are scheduled to expire in January 2027 and January 2029). Our inability to negotiate satisfactory new agreements or a labor disturbance at any of our manufacturing facilities could have a significant adverse effect on our operations.
The effects of climate change, including legal, regulatory, or market measures related to climate change and other sustainability topics, could adversely affect our business, results of operations, financial condition, and cash flows.
The long-term effects of climate change are difficult to predict and may be widespread. Climate change has increased, and in the future may continue to increase, physical risks (such as water scarcity, rising sea levels, or frequency and severity of extreme weather conditions, including natural disasters such as hurricanes, cyclones, and typhoons), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (including due to changes in regulation, technology, or stakeholder expectations), shifts in market trends (for example if customers increasingly prioritize purchasing products that can be reused or recycled or have a lower perceived carbon footprint). Impacts of climate change have included and may in the future include, damage to manufacturing facilities (including as a result of Hurricane Helene), disruption to local infrastructure and utilities, loss of sales, and interruption to our supply chain and manufacturing operations by adversely affecting our ability to procure goods or services required for the operation of our business at the quantities and levels we require due to impairment of the availability and increases in the cost of certain products, materials, commodities, and energy. For example, material or sustained increases in the price of oil have had an adverse impact on the cost of many of the plastic materials or resins we use to make and package our products, as well as our transportation/freight costs. Further, the impacts of climate change, particularly severe weather events and droughts, have negatively impacted, and may in the future negatively impact, our ability to obtain material energy and water sources and other resources, including employee availability and access to shipping routes. Any of these outcomes could result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence, or other negative consequences, such as a decline in stock price. Further, any perceived increase in the potential of severe weather events and business interruption may put an upward pressure on the cost of our risk insurance premiums, which could adversely impact our business, results of operations, financial condition, and cash flows.
In addition, new or expanded local, state, regional, federal, and global legal and regulatory requirements relating to climate change and other sustainability topics have been proposed or adopted in recent years and may continue to emerge in the future. As a result of these developments, we may experience disruptions in or increases in the costs associated with R&D, sourcing, manufacturing, distributing, and end of life of our products. These requirements continue to evolve, and jurisdictions in which we operate may adopt additional laws and regulations on such topics or may continue to change their enforcement of existing laws and regulations. Additionally, as local, state, regional, federal, and global legal and regulatory requirements relating to climate change and other sustainability topics continue to evolve, they may create inconsistent or conflicting obligations that have led to, and could continue to lead to, increased compliance costs, and regulatory uncertainty for us, our suppliers, and customers, any of which could have a significant adverse effect on our business, financial condition, result of operations and cash flows. If we or our suppliers are unable or unwilling to comply with regulatory sustainability requirements, we may experience an adverse impact on our ability to manufacture or supply certain products as well as increased costs and interruptions in the supply chain. We could be subject to litigation, substantial fines, and other damages if we fail to comply with related risk assessment requirements, which could adversely impact our financial condition and results of operations.
Furthermore, companies across all industries are facing continued scrutiny from investors, regulators, and other stakeholders related to their sustainability and corporate responsibility commitments, performance, and disclosures. See “Risks Relating to Our Operations – Our commitments, goals, activities, and disclosures related to sustainability and corporate responsibility matters, and the perception of our activities in these areas, may fail to satisfy the differing expectations of key stakeholders on these matters.”

Our commitments, goals, activities, and disclosures related to sustainability and corporate responsibility matters, and the perception of our activities in these areas, may fail to satisfy the differing expectations of key stakeholders on these matters.
Governmental authorities, investors, customers, employees, certain institutional investors, lenders, and other stakeholders are increasingly focused on sustainability and corporate responsibility commitments, practices, performance and disclosures. However, there is no guarantee that we will be able to achieve any sustainability and corporate responsibility goals or maintain any commitments or practices we have publicly announced in the past or that we may announce in the future, including due to rapidly changing regulatory, technological, scientific, and market developments that are outside of our control.
We risk experiencing negative stockholder reaction, as well as damage to our brand and reputation and other potential costs, if we fail to (or are perceived to fail to) maintain and satisfy our goals, commitments, and other sustainability and corporate responsibility efforts, if we fail to accurately measure or report our progress with respect to our goals and initiatives or if we are perceived to not be acting responsibly in key sustainability and corporate responsibility areas. Responding to these sustainability and corporate responsibility considerations and implementation of our related goals and initiatives involves risks and uncertainties, requires investments (some of which still need to be funded or identified), and depends in part on our relative performance (or perceived performance) against third-parties that is beyond our control.
Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their respective approaches to sustainability and corporate responsibility matters, which are employed by investors, lenders, and customers to inform their investment, financing, or purchasing decisions. A failure to adequately meet stakeholder expectations, which may differ or conflict, may result in the loss of business, reputational impacts, diluted market valuation, an inability to attract customers, and an inability to attract and retain talent.
Furthermore, stakeholder expectations related to key sustainability and corporate responsibility topics continue to diverge across the jurisdictions in which we operate. Our stakeholders may have conflicting views on our goals, commitments, and initiatives with one another. If we fail to satisfy the differing and evolving sustainability and corporate responsibility expectations of our investors, customers, employees, and other stakeholders, we could experience reduced demand for our products, loss of customers and employees, and suffer other negative impacts to our business, reputation, and results of operations.
Risks Relating to Legal and Regulatory Matters
We are subject to laws and regulations globally, and our failure to comply with rapidly changing and increasingly divergent expectations of regulators in different jurisdictions could adversely impact the company.
As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous government agencies, both inside and outside the U.S.
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
The manufacture, distribution, marketing, and use of our products are subject to extensive regulation and scrutiny by FDA and other regulatory authorities globally, and such regulations require that we obtain specific approval, clearance, or certifications from FDA or applicable non-U.S. regulatory authorities or notified bodies before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals, clearances, or certifications have had, and could in the future have, an adverse impact on our business, including with respect to our ability to compete in the product markets in which we currently operate. Specific new products must undergo lengthy and rigorous testing and other extensive, costly, and time-consuming procedures mandated by FDA and foreign regulatory authorities. The same testing and procedures sometimes apply to our products that require authorization or renewal or are subject to changes in laws or regulations. For example, our medical devices that are sold or distributed in the EU have to comply with the EU Medical Device Regulation that entered into force in May 2021. The EU Medical Device Regulation currently provides a staggered phase-in period for manufacturers to comply with related regulations through December 2028. The regulation also requires companies that wish to manufacture and distribute medical devices in EU member states to meet certain quality system and safety requirements and ongoing product monitoring responsibilities and obtain a “CE” marking (i.e., a mandatory conformity marking for certain products sold within the European Economic Area (EEA)) for their products. Various penalties exist for non-compliance with the EU Medical Device Regulation which, if incurred, could have a material adverse impact on portions of our business, results of operations, financial condition, and cash flows. Changes to current products may be subject to vigorous review, including FDA 510(k) and other regulatory submissions, and marketing authorization or the time needed to secure approvals are not certain. We may not be able to obtain such approvals on the timing or conditions we expect, or at all. Our facilities must be registered, approved, and/or licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including requirements related to good manufacturing practice and adverse event reporting, has resulted in, and could in the future result in, warning letters, import restrictions, product recalls or seizures, monetary sanctions, reputational damage, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations, or withdrawal of existing approvals and licenses. The failure of our suppliers to comply with applicable regulations have also adversely affected certain segments of our business (and could do so in the future) as regulatory actions taken by FDA or other regulatory authorities against those manufacturers, or actions we are required to take to comply with regulatory requirements with respect to services and goods furnished by our suppliers, can result in product shortages, recalls, or modifications. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales.
Our business is also subject to risks associated with U.S. and foreign legislation, regulations and trade agreements (including those resulting from the transition to new political administrations) relating to the materials we import, including quotas, duties, tariffs, or taxes, and other charges or restrictions on imports and the nature of materials that can be used in our products, which could adversely affect our operations and our ability to import materials used in our products at current or increased levels. For example, the U.S. has enacted and proposed to enact significant new tariffs. In addition, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties, and tariffs. These developments, or the perception that they could occur, may have a significant adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted countries.
We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs and any retaliatory counter measures, taxes, or other charges or restrictions, requirements as to where raw materials and component parts must be purchased, additional workplace regulations, or other restrictions on our imports will be imposed in the future or adversely modified, or what effect such actions would have on our costs of operations. Recently imposed or future quotas, duties or tariffs and any retaliatory counter measures may have a significant adverse effect on the cost of our products and the related components and raw materials (and the availability of such related component parts and raw materials) and our ability to sell products and services outside the U.S. See also “Risks Relating to Our Operations—If reimbursement or other payment for our current or future products is reduced or modified in the U.S. or in foreign countries, including through the implementation or repeal of government-sponsored healthcare reform or other similar actions, cost containment measures, or there are changes to policies with respect to pricing, taxation, or rebates, our business could suffer.” Future trade agreements or modifications to existing trade agreements could also provide our competitors with an advantage over us, which could have a significant adverse effect on our business, results of operations, financial condition and cash flows. The ultimate impact of any tariffs and any retaliatory counter measures will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, the amount, scope and nature of the tariffs, and the applicability of such tariffs to Baxter’s product portfolio. See also “Risks Relating to Our Operations—We are subject to risks associated with doing business globally.” Our results have been adversely affected by, and we expect our results to continue to be negatively affected by, tariffs.
The sales, marketing and pricing of products and relationships that medical device and pharmaceutical companies have with healthcare providers are under increased scrutiny by federal, state, and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products), and other healthcare-related laws, as well as competition and export and import laws, is under increased focus by the agencies charged with overseeing such activities. The Department of Justice and the SEC are focused on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of medical product and pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors, or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments are also focused on examining medical product and pharmaceutical companies’ sales and marketing activities, relationships with healthcare providers, and competitive practices generally. The laws and standards governing the promotion, pricing, sale, and reimbursement of our products and those governing our relationships with healthcare providers and governments, including the Physician Payments Sunshine Act, are complicated, subject to frequent change, and may be violated unknowingly. Compliance with these and similar laws (or failure to comply with these laws) could have a significant adverse effect on our business, results of operations, financial condition, and cash flows. Additionally, failure to comply with applicable laws or our internal policies has resulted in, and may in the future result in, the departure or termination of key personnel, which has the potential of disrupting our operations or future performance. Furthermore, governments have chosen or may choose to prioritize anti-corruption efforts in the healthcare sector as part of their law enforcement activities.
We are also subject to environmental laws, which are becoming more stringent throughout the world. For example, multiple jurisdictions, including the EEA and certain U.S. states have finalized, or are introducing, regulations associated with the use of Bis(2-ethylhexyl) (DEHP). We have obtained authorization to continue to use DEHP in certain of our products in the EEA, and our processes to remove DEHP from these products are in progress, but we cannot guarantee they will be completed prior to the effectiveness of all scheduled phase-outs, which may impact our ability to compete globally. Further, the EEA has restricted the use of desflurane, which is one of our anesthesia products, as an inhalation anesthetic by 2026, except in instances where alternatives cannot be used for medical grounds, and this legislation also requires fluorinated gases, which are included in our inhaled anesthetic portfolio, to be captured. Other governments globally are collecting information regarding, or have limited or prohibited, or are considering limiting or prohibiting, the use of certain chemicals, including, but not limited to, polyvinyl chloride, which is used in certain of our products, and per- and polyfluoroalkyl substances (PFAS) which may be used in certain of our products. These regulatory changes could materially adversely impact our ability to manufacture or supply certain products. Moreover, increased regulatory scrutiny around potential impurities, such as nitrosamines, in our products could lead to regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in new product approvals or line extensions or supplemental approvals of current products pending resolution of the issues, and reputational harm, any of which could adversely affect our business. Other environmental laws may have similar consequences for us or our suppliers, or result in liability to us.
Additionally, U.S. government (through agencies such as the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of Commerce, Bureau of Industry and Security) administers laws and regulations that restrict U.S. persons and, in some instances, non- U.S. persons, in conducting activities, transacting business or making investments in certain countries or regions, or with governments, entities and individuals subject to U.S. economic sanctions. Similar restrictions have been or may be enacted by other governments with respect to certain customers located in the U.S. From time to time, certain of our subsidiaries have limited business dealings with and/or provide humanitarian donations to jurisdictions subject to sanctions and/or embargoes. These dealings represent an insignificant amount of our combined net sales and income but expose us to an increased risk of operating in these jurisdictions, including foreign exchange risks or restrictions or limitations on our ability to access funds generated in these jurisdictions or the risk of violating applicable sanctions or regulations, which are complex and subject to frequent change. Such measures can also have a broader impact on costs associated with compliance with such laws and regulations across all jurisdictions.
Our ethics and compliance programs, training, monitoring, and policies may not always protect us from conduct by individual employees that violate these laws. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment, or exclusion from participating in government programs, diversion of management time, attention, and resources, and may otherwise have an adverse effect on our business, results of operations, financial condition, and cash flows.
The laws and regulations discussed above are broad in scope and subject to evolving interpretations and changes, which may be violated unknowingly, could require us to incur substantial costs regarding compliance or to alter our sales and marketing practices, and may subject us to enforcement actions or litigation, and which could adversely affect our business, results of operations, financial condition, and cash flows. We cannot predict with certainty what laws, regulations, and healthcare initiatives, if any, will be implemented, or what the ultimate effect of healthcare reform or any future legislation or regulation will have on us. For more information related to ongoing government investigations, see Note 7 in Item 8 of this Annual Report on Form 10-K. For more information on regulatory matters currently affecting us, including quality-related matters, see “Certain Regulatory Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
If reimbursement or other payment for our current or future products is reduced or modified in the U.S. or in foreign countries, including through the implementation or repeal of government-sponsored healthcare reform or other similar actions, cost containment measures, or there are changes to policies with respect to pricing, taxation, or rebates, our business could suffer.
Sales of our products depend, in part, on the extent to which the costs of our products are paid by both public and private payers. These payers include Medicare, Medicaid, private healthcare insurers in the U.S. and foreign governments and third-party payers outside the U.S. Our work with government payers carries various risks inherent in working with government entities and agencies, including government reporting and auditing, additional regulatory oversight, mandated contractual terms, failure of government appropriations, and other complex procedural requirements.
Public and private payers have challenged, and are expected to continue to challenge, prices charged for medical products and services. Such downward pricing pressures from any or all of these payers may result in an adverse effect on our business, results of operations, financial condition, and cash flows.
Sales of our products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payers. In much of Europe, Latin America, Asia, and Australia, governments provide healthcare at low cost to patients and control their expenditures by various means, such as purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders, and limiting reimbursement or patient access to certain products. Additionally, austerity measures or other reforms by foreign governments may limit, reduce, or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products. In addition, operations within our Healthcare Systems & Technologies segment increase our exposure to risks related to reimbursement as certain portions of that business directly bill various government agencies.
The Healthcare Reform Act includes several provisions which impact our businesses in the U.S., including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program, which provides certain qualified entities with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs. The Healthcare Reform Act reduces Medicare and Medicaid payments to hospitals and other providers, which may cause us to experience downward pricing pressure. Certain portions of the Healthcare Reform Act could negatively impact the demand for our products, and therefore our results of operations, financial position, and cash flows.
The Center for Medicaid Services (CMS) has proposed the expansion of its Competitive Bidding Program (CBP). This proposed expansion would introduce a pricing model that could significantly influence the cost structure of some medical devices in the U.S. healthcare system; specifically, those reimbursed under CMS’ Durable Medical Equipment, Prosthetic, Orthotic and Supplies payment system. By leveraging supplier competition to establish payment rates, the CBP mirrors purchasing initiatives seen in international markets, where procurement strategies attempt to prioritize cost-efficiency, which could lead to uncertainty with respect to innovation, quality, and patient access challenges or supplier attrition, as seen in prior bidding cycles. If implemented, this could directly or indirectly adversely affect both the demand and prices customers are willing to pay for our products.
In addition, a substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations, including a federal government shutdown or failure of the U.S. government to enact annual appropriations, could have a significant adverse effect on our business, results of operations, financial condition, and cash flows. Additionally, disruptions in federal government operations have negatively impacted, and in the future may negatively impact, claims processing, regulatory reviews, approvals, rulemaking, and guidance that are important to our operations and create uncertainty about the pace of upcoming healthcare regulatory developments or approvals, and timing of reimbursements which, if prolonged or repeated, can negatively impact our results of operations, financial position, and cash flows.
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
Increasing regulatory focus on, and expanding laws relating to, privacy, AI, and cybersecurity could impact our business and expose us to increased liability.
As a global company, we are subject to global data privacy, AI, and cybersecurity laws, regulations and codes of conduct that apply to our businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements and frameworks in the U.S. and in other countries that govern not only the collection, use, storage, security, transfer, disclosure and other processing of protected health information and personal and sensitive data, but also the development and use of AI, the sharing of certain data, and timely disclosure of cybersecurity incidents. Further, new and emerging digital and technology laws have been, and continue to be, implemented globally and create a strong interplay between multiple countries’ data, privacy, AI, and cybersecurity regulations, which contributes to the complexity of the regulatory landscape. In the U.S., for example, we are subject to the Health Insurance Portability and Accountability Act, as amended (HIPAA), the Health Information Technology for Economic and Clinical Health Act and the California Consumer Privacy Act (the CCPA) and California Privacy Rights Act as well as other new and emerging state laws. Further, we are, or will be, subject to, amongst other applicable laws, the EU’s General Data Protection Regulation (the GDPR) the EU Data Act, the Artificial Intelligence Act, and the NIS2 Directive. Governmental authorities are also increasingly imposing cyber incident disclosure regulations with differing criteria for what incidents must be reported as well as the timelines in which to report them. A failure to comply with applicable security, AI, and privacy laws, regulations and standards could lead to substantial and material regulatory fines and penalties, business disruption, reputational harm, financial loss or litigation, as well as other damages. See “Risks Relating to Legal and Regulatory Matters.” As our customers and FDA and other global regulators, including data protection authorities or supervisory bodies, become more sensitive to risks related to cybersecurity, our ability to meet certain information technology safety standards or evolving customer demands could affect our products’ marketability and competitiveness.
We are party to a number of pending lawsuits and other disputes which may adversely impact us.
We are party to a number of pending lawsuits, unfiled claims, settlement discussions, mediations, arbitrations and other disputes, some of which are set forth in Note 7 in Item 8 of this Annual Report on Form 10-K. In addition, in the future we may be party to additional lawsuits, disputes or other matters, including patent, product liability, commercial, employment, and other legal matters that arise in the normal course of our business. These current and future matters may result in a loss of patent protection, reduced net sales, incurrence of significant liabilities, and diversion of our management’s time, attention, and resources. Given the uncertain nature of litigation and other disputes generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in our current matters. In view of these uncertainties, the outcome of these current matters may result in charges in excess of any established reserves, and, to the extent available, liability insurance. We also continue to be self-insured with respect to product liability claims. Should third-party insurance coverage for current or future liability claims be unavailable or inadequate, it could increase our potential exposure to adverse decisions. Protracted litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, results of operations, financial condition, and cash flows. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.
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
In addition, our business contracts with foreign and U.S. federal, state, and local government entities are subject to specific rules, regulations, and approvals applicable to government contractors. Our failure to comply with these could result in contract terminations, suspension, or debarment from contracting with these entities, civil fines, and damages, criminal prosecution, and possible exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, as well as possible recoupment of any overpayments related to such violations. While we believe that our practices materially comply with applicable state, federal, and foreign requirements, the requirements might be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could have a material adverse impact on our business, results of operations, financial condition, and cash flows.

If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
Patent and other proprietary rights are essential to our business. Our success depends to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the U.S. and in other countries. Our pending patent applications, and any future patent applications, may not result in issued patents, our patents issued or licensed may be challenged or circumvented by competitors, our patents may be found to be invalid or the intellectual property rights of others may prevent us from selling certain products or including key features in our products. Delays related to a prolonged shutdown of the U.S. government may also exacerbate delays and negatively affect our ability to obtain patent from U.S governmental agencies.
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
We may incur additional tax expense or become subject to additional tax liabilities.
Changes to the tax laws in the U.S. or other countries in which we operate, such as the evolving two-pillared plan proposed by the Organization for Economic Cooperation & Development (OECD), could have an adverse effect on our operating results.
Taxing authorities audit us from time to time and may disagree with certain positions we have taken in respect of our tax liabilities. Our tax liabilities are affected by many factors, including the amounts we charge in intra-company transactions for inventory, services, licenses, funding and other items, which are subject to the use of assumptions and judgment. Because we operate in multiple income tax jurisdictions both inside and outside the U.S., cross border transactions among our affiliates are a significant part of the manner in which we operate. Tax authorities may disagree with our intra-company charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result.
In connection with strategic divestitures, we have agreed to indemnify acquiring parties for certain liabilities arising from our former businesses, including tax liabilities. If our tax expense were to increase, or if the ultimate determination of taxes owed or for which we are liable is for an amount in excess of amounts previously accrued, our operating results, financial condition and cash flows could be adversely affected.
With respect to audits by the applicable tax authorities, we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits and, as a result, the actual outcome of these audits may have an adverse impact on our financial results. For more information on ongoing tax audits, see Note 13 in Item 8 of this Annual Report.
Our Amended and Restated Bylaws could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees.
Our Amended and Restated Bylaws (Bylaws) provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware (or, if no state court located in the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum, to the fullest extent permitted by law, to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer or other employee of the company to the company or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Amended and Restated Certificate of Incorporation (Certificate of Incorporation) or our Bylaws, as either may be amended from time to time, (iv) any action to interpret, apply, enforce, or determine the validity of the Certificate of Incorporation or Bylaws, or (v) any other action asserting a claim governed by the internal affairs doctrine or that is otherwise an “internal corporate claim” as defined in Section 115 of the Delaware General Corporation Law. Additionally, our Bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.
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
Risks Relating to Our Common Stock
We recently decreased our quarterly dividend to $0.01 per share and cannot guarantee that we will increase the amount of dividends we pay, or that we will not cease paying dividends.
The timing, declaration, amount, and payment of any future dividends fall within the discretion of our Board of Directors and will depend on many factors, including our available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, limitations in our contractual agreements, applicable law, regulatory constraints, industry practice, and other business considerations that our Board of Directors considers relevant. In November 2025, we announced a reduction in our quarterly dividend to $0.01 per share consistent with our focus on accelerating deleveraging. We cannot guarantee we will increase our dividend or that we will not cease paying dividends in the future, which could have an adverse effect on the market price of our common stock.
Our common stock price has fluctuated significantly and may continue to do so in the future.
The price of our common stock has fluctuated significantly and may continue to do so in the future for a number of reasons, including the following:
•market perceptions of any strategic actions or other developments related to our business including, for example, the Kidney Care sale;
•delays in product releases and product quality issues;
•variations in our net sales, earnings, or other financial results from investors’ expectations or our previously issued guidance;
•transition and integration of key personnel, including Mr. Hider who was elected as CEO in 2025;
•fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers, including with respect to technological advances and evolving clinical practices (including in response to Hurricane Helene); and
•the operating and stock performance of comparable companies or related industries.
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
The Cybersecurity Program is currently overseen by the Board of Directors (Board) and is managed by our Chief Information Officer (CIO), who is currently serving as our interim Chief Information Security Officer (CISO) while we complete the search for a permanent CISO. The CISO's organization is responsible for cybersecurity strategy, policy, standards, risk-management architectures, and processes for the security of our corporate and manufacturing enterprise network, information assets and medical device technologies. Additionally, this organization provides governance and guidance related to secure-by-design principles and secure development practices for medical technologies. Our CIO has over 30 years of experience in information technology and has served in a number of professional services leadership roles, including as CIO over the past 15 years at three companies. The CISO’s organization monitors and manages, and works to identify and assess, cybersecurity risk through various technologies, resources, processes and policies that are updated as necessary to align with the changing threat landscape, our evolving business needs as well as global regulatory requirements. In addition, from time to time, we also utilize external auditors, assessors, and pen-testers to help evaluate the maturity of our Cybersecurity Program, including conducting penetration testing and vulnerability, risk, and maturity assessments. We also actively engage with industry experts, regulatory agencies, advocacy groups, industry peers, intelligence, and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our Cybersecurity Program and to stay abreast of the emerging cybersecurity landscape.
We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce the time it takes to detect a cybersecurity threat and improve our recoverability capabilities. These defenses include the ongoing monitoring of our systems (including with the assistance of third-party vendors), conducting response and recovery exercises with employees and senior management (including our executive officers) to promote awareness of related matters and improve internal processes, and engaging with external cybersecurity rating agencies that assess our cyber risk. In addition, to help promote privacy and security awareness throughout the company, the CISO's organization maintains a Cyber Awareness and Engagement Program. As part of this program, all stakeholders (including Baxter employees and contractors) with a Baxter email address receive annual training on the recognition and prevention of cybersecurity threats as well as training on how to report suspicious activity or potential breaches through the appropriate channels. Our Cyber Awareness team communicates cybersecurity best practices to our employees through internal communications, including the company intranet, newsletters, and global virtual seminars, and also hosts ongoing cybersecurity awareness campaigns, including phishing simulations.
Further, our Third-Party Risk Management Program utilizes a managed service that uses a standard framework to help identify, assess, and monitor potential cybersecurity risks posed by third parties. Third-party cybersecurity risks (including reputational ones) are assessed by evaluating the third party's security practices (including those associated with data protection), compliance with applicable regulations and planning associated with business continuity and incident detection and response.
The Cybersecurity Program and the CISO's organization maintain a cybersecurity governance and oversight framework that seeks to drive accountability for all levels of employees, including senior management and executive officers. Cybersecurity matters are generally managed by a combination of working groups, the cybersecurity compliance committee and ultimately the cybersecurity executive oversight committee, as appropriate. Our cross functional cybersecurity compliance committee is led by the CISO, is composed of members of senior management, including the CIO, and reviews matters such as cybersecurity escalations, critical remediations, and disclosure recommendations. The output from the cybersecurity compliance committee meetings is discussed at meetings of Baxter’s cybersecurity executive oversight committee, which is also led by the CISO's organization and includes the CEO, other members of the CEO's executive management including the CIO, Chief Financial Officer and General Counsel.
The Board oversees information technology functions generally, including product related cybersecurity matters as well as our use of artificial intelligence (whether internally or in our products and services). The Audit Committee of the Board is responsible for the oversight of certain significant cybersecurity incidents, including ones related to our products and services, and, in the event of a significant cybersecurity incident, receives related updates from management on those incidents. Consistent with this oversight responsibility, the Audit Committee is responsible for reviewing proposed disclosures in connection with any material cybersecurity incident consistent with our disclosure obligations under Item 1.05 of Form 8-K. The full Board receives periodic updates on information technology and cybersecurity matters from management (including the CIO and CISO) and external advisors from time to time, and the Audit Committee receives periodic updates (including as part of continuing director education) on the evolving cybersecurity and artificial intelligence landscapes and regulatory reporting requirements.
We maintain and annually update a Cybersecurity Incident Response Plan, which is a guide for our Cyber Security Incident Response Team and business to respond to cybersecurity incidents in a coordinated manner. Additionally, we, in partnership with a third-party consultant, facilitate periodic cyber-crisis tabletop exercises with members of senior management (including our executive officers) to help us prepare for the occurrence of a significant cybersecurity event and our related response activities. Cybersecurity risks and threats, including any previous cybersecurity incidents, have not materially impacted us or our operations to date. However, we cannot provide any assurance that we will not be subject to a material cybersecurity incident in the future. See "Risks Relating to Our Operations—We may experience breaches and breakdowns affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage” in Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of cybersecurity-related risks.

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
We manage our global operations based on three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. We own or have long-term leases on all of our manufacturing facilities and the location of the principal manufacturing facilities of each of our segments are listed below:

Segments	Location	Owned/Leased
Medical Products & Therapies
	Aibonito, Puerto Rico	Leased
	Alliston, Canada	Owned
	Cali, Colombia	Owned
	Cartago, Costa Rica	Owned
	Haina, Dominican Republic	Leased
	Hayward, California	Leased
	Cleveland, Mississippi	Leased
	Medina, New York	Leased
	Jayuya, Puerto Rico	Leased
	Sao Paulo, Brazil	Owned
	North Cove, North Carolina	Owned
	St. Paul, Minnesota	Leased
	Irvine, California	Owned
	Toongabbie, Australia	Owned
	Lessines, Belgium	Owned
	Marsa, Malta	Leased
	Sabinanigo, Spain	Owned
	San Vittore, Switzerland	Leased
	Thetford, United Kingdom	Owned
	Tel Aviv, Israel	Leased
	Elstree, United Kingdom	Leased
	Shanghai, China	Owned
	Mountain Home, Arkansas	Owned/Leased (1)

Healthcare Systems & Technologies
	Batesville, Indiana	Owned
	Charleston, South Carolina	Leased
	St. Paul, Minnesota	Leased
	Skaneateles Falls, New York	Owned
	Taicang, China	Leased
	Pluvigner, France	Owned
	Saalfeld, Germany	Owned
	Tijuana, Mexico	Leased
	Monterrey, Mexico	Owned
	Luleå, Sweden	Owned

Pharmaceuticals
	Guayama, Puerto Rico	Owned
	Round Lake, Illinois	Owned
	Ahmedabad, India	Owned

(1) Includes both owned and leased facilities
We also own or operate shared distribution facilities throughout the world. In the United States and Puerto Rico, there are three shared distribution facilities with the principal facilities located in Byhalia, Mississippi; North Cove, North Carolina; and Cataño, Puerto Rico. Internationally, we have approximately 10 shared distribution facilities located in Australia, Belgium, Canada, Germany, Mexico, New Zealand, Spain, and Sweden.
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
Item 3.    Legal Proceedings.
Incorporated by reference to Note 7 in Item 8 of this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Information about our Executive Officers
As of February 12, 2026, the following serve as Baxter’s executive officers:
Andrew Hider, age 49, is President and Chief Executive Officer and a member of the Board of Directors of Baxter. He was appointed on August 19, 2025. Additionally, he was appointed as our Interim Group President, Medical Products & Therapies, in October 2025 and served in that interim capacity until December 2025. Before joining Baxter, he served as Chief Executive Officer and a member of the board of directors of ATS Corporation, roles which he has held since March 2017 and May 2017, respectively. Previously, Mr. Hider served as President and Chief Executive Officer of the Taylor Made Group, LLC, from May 2016 to February 2017. Prior to that, Mr. Hider served for ten years at Danaher Corporation, working in roles of increasing responsibility, most recently serving as President of Veeder Root. Mr. Hider began his career with General Electric, serving in a number of areas including manufacturing, project management, procurement and finance. He currently serves on the board of directors of Tennant Company (NYSE: TNC).
Joel T. Grade, age 55, is Executive Vice President, Chief Financial Officer, a role in which he has served in since joining Baxter in 2023. Mr. Grade also served as our Interim Chief Accounting Officer and Principal Accounting Officer from September 2024 through February 2025. Mr. Grade joined Baxter following a 25-year career with Sysco Corporation (Sysco). He most recently served as Sysco’s Executive Vice President, Corporate Development from 2020 to 2023. His previous roles at Sysco included Executive Vice President and Chief Financial Officer from 2015 to 2020, Senior Vice President of Finance and Chief Accounting Officer, and Senior Vice President of foodservice operations. He currently serves as a member of Northwestern University-Kellogg School of Business Financial Network Advisory Board and the Dean’s External Advisory Board of the University of Wisconsin School of Business.
Reazur Rasul, age 49, is Executive Vice President and Group President, Healthcare Systems & Technologies. He was appointed to his current role in 2023 after serving as President of Front Line Care since 2022. Prior to that, Mr. Rasul served as General Manager for the Acute Therapies & Medication Delivery businesses from 2021 to 2022, and General Manager for the Acute Therapies business from 2017 to 2021. Before joining Baxter in 2017, he worked with Hewlett Packard Enterprise where he was Vice President and General Manager of the Global Cloud infrastructure business. Previously, he worked with GE Healthcare where he held several roles of increasing responsibility in business leadership and strategy, including General Manager of the Global Interventional Cardiology business. Mr. Rasul began his professional career with Toyota Motor Corporation and ultimately held multiple leadership positions in strategy, product development, and operations.
David S. Rosenbloom, age 66, is Executive Vice President and General Counsel. Mr. Rosenbloom joined Baxter from McDermott Will & Schultz, formerly known as McDermott Will & Emery (McDermott), where he served as a partner for 24 years and Global Head of the Litigation Practice Group from 2017 to 2022. Prior to McDermott, he served for eight years in the U.S. Attorney’s Office for the Northern District of Illinois. Mr. Rosenbloom is a member of the advisory counsel of the Digestive Health Institute.
Maria Cecilia Soriano, age 54, is Group President, Infusion Therapies & Technologies & Pharmaceuticals. Ms. Soriano was appointed to her current role in 2025 after serving as President, Infusion Therapies & Technologies since 2023. Prior to joining Baxter, Ms. Soriano served in increasing roles of responsibility at Becton Dickinson and Company, including as Global Vice President, General Manager, Microbiology from 2020 to 2023; U.S. Vice President, General Manager, Diabetes Care; Senior Vice President, Global Marketing and Strategy; and Vice

President, Strategic Marketing. Previously, she worked at Johnson & Johnson, the Coca Cola Company and Citibank, N.A. Ms. Soriano currently serves as a member of the board of directors of ScionHealth.
All executive officers hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the fourth quarter of 2025, we did not repurchase any shares under this authority. The remaining authorization under this program totaled approximately $1.30 billion at December 31, 2025. This program does not have an expiration date.

Market Information and Holders of our Common Stock
Our common stock is listed on the New York Stock Exchange (NYSE) and the NYSE Chicago stock exchanges. The NYSE is the principal market on which our common stock is traded under the symbol “BAX”. As of February 5, 2026, there were 17,166 holders of record of our common stock.
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
Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K. The discussion and analysis of our financial condition as of December 31, 2024 and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, is included in Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024.
EXECUTIVE OVERVIEW
Description of the Company, Recent Strategic Actions and Business Segments
Baxter International Inc. is a global medical technology with approximately 37,500 employees worldwide who are engaged in the development, manufacture and sale of a broad range of products, digital health solutions and therapies used by hospitals, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices and patients at home under physician supervision. Our global footprint and the critical nature of our products and services, which are sold in over 100 countries as of December 31, 2025, play a key role in expanding access to healthcare in emerging and developed countries.
Sale of Kidney Care Business
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA ) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds of approximately $3.3 billion, prior to giving effects to certain post-closing adjustments. As of December 31, 2025, we repaid $3.81 billion of legacy indebtedness in 2025 (which repayment does not include $2.00 billion of indebtedness repaid with proceeds from a new notes offering) primarily with the net after-tax cash proceeds from the sale of our Kidney Care business.
The financial position, results of operations and cash flows of our Kidney Care business, including our gain from the sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations.
We have incurred and expect to incur additional dis-synergies following our sale of our Kidney Care business due to the reduced size of our company and, as a result, we have begun to undertake certain restructuring actions (and intend undertake additional actions) to help ensure our cost structure is appropriate to support our remaining businesses.
See Notes 2 and 5 in Item 8 of this Annual Report on Form 10-K for additional information.
Implementation of New Operating Model
In the third quarter of 2023, we completed the implementation of a new operating model intended to simplify and streamline our operations and better align our manufacturing and supply chain to our commercial activities. Under this operating model, our business is currently comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals (each discussed below).
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
See Notes 2 and 5 in Item 8 of this Annual Report on Form 10-K for additional information.

Financial Results
Our global net sales totaled $11.24 billion in 2025, an increase of 6% over 2024 on a reported basis and 3% on an operational sales basis. International sales totaled $5.12 billion in 2025, an increase of 7% compared to 2024 on a reported basis and 5% on an operational sales basis. Sales in the United States totaled $6.12 billion in 2025, an increase of 5% compared to 2024 on a reported basis and 1% on an operational basis. Refer to the Net Sales discussion in the Results of Operations section below for more information related to changes in net sales on an operational sales basis.
Net income (loss) attributable to Baxter stockholders totaled $(957) million, or $(1.87) per diluted share, in 2025. Net income (loss) attributable to Baxter stockholders in 2025 included special items which adversely impacted net income (loss) by $2.09 billion, or $4.08 per diluted share. See our special items subsection, in the Results of Operations section below, for information about special items for all periods present.
Net income (loss) from continuing operations totaled $(900) million, or $(1.75) per diluted share, in 2025. Net income (loss) from continuing operations in 2025 included special items which adversely impacted our results by $2.07 billion, or $4.02 per diluted share.
Our financial results included research and development (R&D) expenses totaling $518 million in 2025, which reflects our focus on balancing investments to support our new product pipeline with efforts to optimize overall R&D spending (including with respect to the maintenance of our portfolio).
While we have faced and may continue to face operational and global macroeconomic challenges, our financial position remains strong, with operating cash flows from continuing operations totaling $951 million in 2025. We have continued to execute on our disciplined capital allocation framework, as discussed in the "Business Strategy" section in Item 1. Business of this Annual Report on Form 10-K, which is designed to optimize stockholder value creation in a manner and timing consistent with our previously stated commitment to achieve our net leverage targets.
Capital expenditures totaled $513 million in 2025 as we continued to invest across our businesses to support future growth, including additional investments in support of new and existing product capacity expansions. Our investments in capital expenditures in 2025 were focused on projects that are structured to improve production efficiency, enhance our quality systems and optimize manufacturing capabilities to support our business growth.
We also continued to return value to our stockholders. During 2025, we paid cash dividends to our stockholders totaling $348 million.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, N.C. and disrupted operations at that facility. The facility was fully operational by the end of the first quarter of 2025. In response to Hurricane Helene and the related supply disruption, certain customers have enacted fluid conservation practices embedded with clinical practice changes which have resulted in, and are currently expected to continue to result in, reduced demand in our intravenous (IV) solutions business and may impact other aspects of our business. See Note 1 in Item 8 of this Annual Report on Form 10-K for additional information.
Novum IQ Large Volume Pump (Novum LVP)
Beginning in April 2025, we initiated a voluntary correction for the Novum LVP due to the potential for under-infusion when the pump is in "standby mode" for an extended period of time. Beginning in July 2025, we initiated voluntary corrections for the Novum LVP due to the potential for under-infusion when the pump is directed to deliver a bolus infusion or significantly increase the rate of infusion after it has been running at a lower infusion rate and the potential for over- and under-infusion related to set misloading, as well as certain software anomalies. The U.S. Food and Drug Administration (FDA) classified these voluntary corrections as Class I recalls. We have implemented certain corrections related to the recalls and are developing additional corrections related to these recalls, some of which may require regulatory clearance or approval. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. The timing of the release of the ship and installation hold remains uncertain. As a result, we expect no meaningful sales of Novum LVP while these holds are in effect. Our Spectrum IQ large volume pump remains available as an alternative option for customers with Novum LVPs. We have recorded estimates for sales reductions, for returns or exchanges of Novum LVP, and certain other charges, including estimates of reserves for remediation costs and inventory and contract asset write-downs associated with these Novum LVP corrections of approximately $105 million in the aggregate in 2025. We regularly review these estimates (including those associated with any additional future corrections and customer returns or exchanges) which may be subject to change in the future.
Supply Constraints, Tariffs and Global Economic Conditions
We have experienced challenges to our global supply chain, including, as a result of adverse impacts from significant weather events like Hurricane Helene, as well as adverse impacts as result of other global macroeconomic and geopolitical events, which have had a negative impact on our results of operations and may do so in the future. In addition, announcements regarding changes in U.S. trade policies and practices, including the implementation of global tariffs and proposed further tariffs (including potential medical device and pharmaceutical tariffs), have significantly affected financial markets and economic conditions. While we are in the process of implementing select tariff offsets and working to identify additional mitigation opportunities, our results have been adversely affected by these events and we expect for our results to continue to be negatively affected by tariffs. Additionally, continued global macroeconomic uncertainty, including in trade policies and practices, elevated tariffs and operational and policy changes in the governments of the U.S. and other countries and other geopolitical events or conflicts, could contribute to further market volatility, deteriorating or prolonged weakened economic conditions and decreased hospital capital spending levels, all of which could adversely affect our business, results of operations or financial condition. Sole source supplier relationships may limit our ability to respond to these tariffs with alternative or lower cost raw materials or component parts.
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
As a medical products company, our operations and many of the products manufactured or sold by us are subject to extensive regulation by numerous government agencies, both within and outside the United States. These regulations (as described in Item 1, Government Regulation, of this Annual Report on Form 10-K) require that we obtain specific approval from FDA or the applicable non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. Failure to obtain or maintain those approvals, clearances (including temporary importation authorizations), licenses or other marketing authorizations could have a material adverse impact on our business (including with respect to our ability to compete in the product markets in which we currently operate). Furthermore, FDA in the United States, the European Medicines Agency in the Europe Union, the Medicines & Healthcare products Regulatory Agency in the United Kingdom, Health Canada in Canada, the China Food and Drug Administration in China, and other government agencies, inside and outside of the United States, administer requirements covering the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, pricing, distribution, and post-market surveillance of our products. Our failure to comply with these requirements have subjected us to and may in the future subject us to various actions. These have included, or may in the future include, warning letters, product recalls or seizures, import restrictions, monetary sanctions, injunctions to halt the manufacture or distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant licenses or other marketing authorizations, or restrictions on our operations or withdrawal of existing approvals and licenses, and may have a material adverse impact on our results of operations (including on our ability to launch new products and demand for those products). For more information on compliance actions taken by us, refer to the discussion under the caption entitled “Certain Regulatory Matters” herein.
For further discussion, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES
Our presentation of percentage changes in net sales at operational sales growth excludes the impact of the Kidney Care Manufacturing and Supply Agreement (Kidney Care MSA) sales not reflected in reportable segments, reflects the previously announced exit of IV solutions in China in our Infusion Therapies & Technologies division, in our Medical Products & Therapies reportable segment, and is calculated at constant currency rates. Constant currency rates are computed using current period local currency sales at the prior period's foreign exchange rates. Operational sales growth is a non-GAAP financial measure. The measure provides information about growth (or declines) in our net sales as if the Kidney Care MSA and the exit of IV solutions in China had no impact on our sales and foreign currency exchange rates had not changed between the prior period and the current period. We believe that the non-GAAP measure of percent change in net sales at operational growth, when used in conjunction with the U.S. GAAP measure of percent change in net sales at actual currency rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
RESULTS OF OPERATIONS
CONSOLIDATED NET SALES

			Percent change
years ended December 31 (in millions)	2025	2024	At actual rates	At operational sales growth [3]
United States	$6,122	$5,850	5%	1%
Emerging markets [1]	1,394	1,350	3%	6%
Rest of world [2]	3,728	3,436	8%	4%
Total net sales	$11,244	$10,636	6%	3%
1 Emerging markets include sales from our operations in Eastern Europe, the Middle East, Africa, Latin America and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia and New Zealand.
3 Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
For the year ended December 31, 2025, the Kidney Care MSA sales favorably impacted sales growth by 3%. The previously announced exit of IV solutions in China and foreign currency rates were not meaningful.

NET SALES BY SEGMENT
Medical Products & Therapies
Our Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products.

			Percent change
years ended December 31 (in millions)	2025	2024	At actual currency rates	At operational sales growth[1]
Infusion Therapies & Technologies	$4,101	$4,103	(0)%	1%
Advanced Surgery	1,198	1,104	9%	8%
Total Medical Product & Therapies net sales	$5,299	$5,207	2%	2%
1 Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product & Therapies segment net sales increased 2% for the year ended December 31, 2025, as compared to the prior year period.
Infusion Therapies & Technologies net sales were flat for the year ended December 31, 2025, as compared to the prior year period. Sales performance in 2025 was primarily driven by lower sales as a result of the ship and installation hold on Novum LVP and lower demand in our IV Solutions business in the U.S. as customers continued

fluid conservation practices embedded with clinical practice changes. This decline was partially offset by one-time pricing benefits and price increases in certain products globally. The previously announced exit of IV solutions in China adversely impacted sales growth by 1% for the year ended December 31, 2025, as compared to the prior year period. As previously discussed in "Factors Affecting our Results of Operations", we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. The timing of the release of the ship and installation hold remains uncertain. As a result, we expect no meaningful sales of Novum LVP while these holds are in effect. Our Spectrum IQ large volume pump remains available as an alternative option for customers with Novum LVPs.
Advanced Surgery net sales increased 9% for the year ended December 31, 2025, as compared to the prior year period, driven by growth in hemostats and sealants and was primarily attributable to increased sales volume globally. Foreign currency exchange rates favorably impacted net sales by 1% for the year ended December 31, 2025, as compared to the prior year period.

Healthcare Systems & Technologies
Our Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices and other accessories.

			Percent change
years ended December 31 (in millions)	2025	2024	At actual currency rates	At operational sales growth[1]
Care and Connectivity Solutions	$1,911	$1,814	5%	4%
Front Line Care	1,160	1,137	2%	2%
Total Healthcare Systems & Technologies net sales	$3,071	$2,951	4%	3%
1 Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales increased 4% for the year ended December 31, 2025, as compared to the prior year period.
Care and Connectivity Solutions net sales increased 5% for the year ended December 31, 2025, driven by increased volume associated with increased capital spending by customers in the U.S. for both patient support systems and surgical solutions product categories, as compared to the prior year periods, as well as higher installations of our care communications products. Foreign currency exchange rates favorably impacted net sales by 1% for the year ended December 31, 2025, as compared to the prior year period.
Front Line Care net sales increased 2% for the year ended December 31, 2025, as compared to the prior year period, primarily driven by growth in our cardiology products partially offset by a strategic product exit within our respiratory health products business.

Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthetics and drug compounding services.

			Percent change
years ended December 31 (in millions)	2025	2024	At actual currency rates	At operational sales growth[1]
Injectables and Anesthesia	$1,352	$1,373	(2)%	(2)%
Drug Compounding	1,141	1,038	10%	9%
Total Pharmaceuticals net sales	$2,493	$2,411	3%	3%
1 Percent change in net sales at operational sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.

Pharmaceuticals segment net sales increased 3% for the year ended December 31, 2025, as compared to the prior year period.
Injectables and Anesthesia net sales decreased 2% for the year ended December 31, 2025, as compared to the prior year period, primarily driven by pricing competition and lower demand in specialty injectables, partially offset by growth in inhaled anesthesia in certain international markets.
Drug Compounding net sales increased 10% for the year ended December 31, 2025, as compared to the prior year period, driven by improved product mix and increased demand for our international pharmacy compounding offerings. Foreign currency exchange rates favorably impacted net sales by 1% for the year ended December 31, 2025, as compared to the prior year period.

Other
During the years ended December 31, 2025 and 2024, we earned $381 million and $67 million, respectively, of revenues that were not attributable to our reportable segments. In the current year period, Other sales primarily represent revenue recognized under the Kidney Care MSA, entered into upon the sale of our Kidney Care business in January 2025, and to a lesser extent, revenues earned by certain of our manufacturing facilities from contract manufacturing activities. In the prior year period, Other sales primarily represented revenues earned by certain of our manufacturing facilities from contract manufacturing activities.
Special Items
Management believes that providing the separate impact of the following items on our results in accordance with U.S. GAAP may provide a more complete understanding of our operations and can facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another. The adjustment of U.S. GAAP measures to remove the impact of special items is a non-GAAP presentation. Intangible asset amortization expense is identified as a special item to facilitate an evaluation of current and past operating performance and is consistent with how management and our Board of Directors assess performance. Additional special items are identified because they are highly variable, difficult to predict and of a size that may substantially impact our reported results of operations for the period.

The following table provides a summary of our special items from continuing operations and the related impact by line item on our consolidated results of continuing operations for 2025 and 2024.

years ended December 31 (in millions)	2025	2024
Gross Margin
Intangible asset amortization expense	$(396)	$(419)
Indefinite-lived asset impairments[1]	(290)	—
Business optimization items[2]	(67)	(67)
Product related reserves[3]	(113)	(15)
Acquisition and integration items[4]	—	(1)
European medical devices regulation[5]	(21)	(33)
Separation-related costs[6]	(4)	—
Hurricane Helene cost[7]	(133)	(110)
Legal matters[8]	(11)	—
Total Special Items	$(1,035)	$(645)
Impact on Gross Margin Ratio	(9.2 pts)	(6.0 pts)
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$202	$206
Business optimization items[2]	97	65
Acquisition and integration items[4]	25	22
Separation-related costs[6]	53	—
Legal matters[8]	—	17
Total Special Items	$377	$310
Impact on SG&A Expense Ratio	3.4 pts	2.9 pts
R&D Expenses
Business optimization items[2]	$14	$30
Separation-related costs[6]	1	—
Indefinite-lived asset impairments[1]	—	50
Total Special Items	$15	$80
Impact on R&D Expense Ratio	0.1 pts	0.7 pts
Goodwill Impairments
Goodwill impairments[9]	$485	$425
Total Special Items	$485	$425
Other Operating Expense (Income), Net
Acquisition and integration items[4]	$2	$—
Gain on sale of long-lived asset[10]	(16)	—
Total Special Items	$(14)	$—
Other (Income) Expense, Net
Acquisition and integration items[4]	$5	$—
Investment impairments[11]	9	—
Gain on debt extinguishment[12]	(16)	—
Total Special Items	$(2)	$—
Income Tax (Benefit) Expense
Tax matters[13]	$513	$80
Tax effects of special items[14]	(342)	(248)
Total Special Items	$171	$(168)
Impact on Effective Tax Rate	(94.3 pts)	(30.3 pts)
1Our results in 2025 included an indefinite-lived asset impairment charge of $290 million to reduce the carrying amount of a trade name asset to its fair value. Our results in 2024 included an indefinite-lived asset impairment charge of $50 million to reduce the carrying amount of an IPR&D asset to its fair value. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for further information regarding the impairments.

2Our results in 2025 and 2024 included business optimization charges of $178 million and $162 million, respectively. In 2025, these restructuring and business optimization costs primarily related to our initiative to reduce our cost structure following the sale of our former Kidney Care segment and the exit of a product line at one our manufacturing facilities. In 2024, these restructuring and other business optimization costs included costs primarily related to initiatives to reduce our cost structure following the sale of our former Kidney Care segment, initiatives within our Healthcare Systems & Technologies segment including the discontinuance of a product line and rationalization of certain other manufacturing and distribution facilities. Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for further information regarding these charges and related liabilities.
3Our results in 2025 included charges $113 million primarily related to inventory and contract asset write-downs and estimates of warranty and remediation activities from field corrective actions across our infusion pump category. Our results in 2024 included charges of $15 million, comprised of (i) $12 million related to warranty and remediation activities arising from field corrective actions on Healthcare Systems & Technologies products and (ii) $3 million related to a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022.
4Our results in 2025 and 2024 included $32 million and $23 million, respectively, of integration costs which primarily reflected third-party consulting costs related to our ongoing integration of Hill-Rom Holdings Inc. (Hillrom). Our results in 2025 also included the recognition of a noncash impairment of property, plant and equipment related to integration activities.
5Our results in 2025 and 2024 included $21 million and $33 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory charge and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
6Our results in 2025 included $58 million of separation-related costs primarily reflecting costs of external advisors supporting our activities related to the sale of our former Kidney Care segment.
7Our results in 2025 included pre-tax charges of $133 million related to damages caused by Hurricane Helene. This amount consisted of remediation, air freight and other costs. Our results in 2024 included pre-tax net charges of $110 million related damages caused by Hurricane Helene. This amount consisted of $44 million related to the write-off of damaged inventory and fixed assets, as well as $317 million of remediation, idle facility, air freight and other costs, partially offset by $251 million of insurance recoveries. Refer to Note 1 in Item 8 of this Annual Report on Form 10-K for further information.
8Our results in 2025 included charges of $11 million related to matters involving alleged injury from environmental exposure. Our results in 2024 included charges of $17 million related to environmental reserves for remediation actions associated with historic operations at certain of our facilities.
9Our results in 2025 and 2024 included a goodwill impairment charge of $485 million and $425 million, respectively, related to the Front Line Care reporting unit within our Health Care Systems & Technologies segment. Refer to Note 4 in Item 8 of this Annual Report on Form 10-K for further information regarding these goodwill impairments.
10Our results in 2025 included a gain of $16 million related to the sale of a long-lived asset.
11Our results in 2025 included $9 million of losses from a noncash impairment write-down in an equity method investment.
12Our results in 2025 included a gain of $16 million on the early extinguishment of debt. Refer to Note 5 in Item 8 of this Annual Report on Form 10-K for further information on the debt repayments.
13Our results in 2025 included $513 million of income tax expense primarily related to an increase in reserves for uncertain tax positions, increases to our valuation allowances related to the realizability of our deferred tax assets and a step-up in Swiss Valuation allowances, partially offset by a tax benefit from an internal reorganization which resulted in a capital loss. Our results in 2024 included a $80 million net income tax expense consisting of a $28 million valuation allowance recorded to reduce the carrying amount of tax attribute carryforwards in the U.S., $22 million of net income tax costs on internal reorganization transactions related to the sale of our former Kidney Care segment, a $17 million income tax expense related to legislative changes under Internal Revenue Code of 1986 (IRC) Section 987 (which is the exchange gain or loss on foreign branch remittances in the U.S., effective in 2024), and a $13 million net revaluation of the Swiss basis step-up deferred tax asset and related valuation allowance that arose from Swiss tax reform legislation in 2019 that was partially offset by a decrease in such valuation allowance to reflect our current estimate of recoverability of the basis step-up deferred tax asset.
14This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
COSTS AND EXPENSES
Gross Margin and Expense Ratios

years ended December 31	2025	% of net sales	2024	% of net sales	$ change	% change
Gross margin	$3,379	30.1%	$3,984	37.5%	$(605)	(15.2)%
SG&A	$2,890	25.7%	$2,967	27.9%	$(77)	(2.6)%
R&D	$518	4.6%	$590	5.5%	$(72)	(12.2)%
Gross Margin
The gross margin ratio was 30.1% and 37.5% for the years ended 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact on gross margin ratio of 9.2 and 6.0 percentage points in 2025 and 2024, respectively. Refer to the Special Items caption earlier in this section for additional detail.

Excluding the impact of special items, the gross margin ratio decreased by 4.2 percentage points in 2025 compared to 2024. The decrease in 2025 was primarily driven by the impact of the Kidney Care MSA, product mix, an updated estimate of indirect costs previously recorded in SG&A now capitalized into inventory after the separation of our Kidney Care business, unfavorable manufacturing variances driven by tariffs and certain inventory adjustments, partially offset by improved pricing and initiatives to reduce our manufacturing and supply chain costs.
SG&A
The SG&A expense ratio was 25.7% and 27.9% for the years ended 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact on the SG&A expense ratio of 3.4 and 2.9 percentage points in 2025 and 2024, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the SG&A expense ratio decreased 2.7 percentage points in 2025 compared to 2024. The decrease in 2025 primarily reflects an updated estimate of indirect costs previously recorded in SG&A now capitalized into inventory after the separation of our Kidney Care business.
R&D
The R&D expense ratio was 4.6% and 5.5% for the years ended 2025 and 2024, respectively. The special items identified earlier in this section had an unfavorable impact on the R&D expense ratio of 0.1 and 0.7 percentage points in 2025 and 2024, respectively. Refer to the Special Items caption earlier in this section for additional detail.
Excluding the impact of special items, the R&D expense ratio decreased 0.3 percentage points in 2025 compared to 2024. The decrease in 2025 was primarily driven by a one-time benefit related to the release of a contingent milestone liability.
Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts, which are ongoing as we work to continue to optimize our operating model and manufacturing footprint, have included restructuring the organization into verticalized segments, optimizing our manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management and centralizing and streamlining certain support functions. The costs of these actions consisted primarily of employee termination costs, implementation costs, contract termination costs, and asset impairments.
We incurred charges of $178 million and $162 million in 2025 and 2024, respectively. In 2025, $100 million of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment, In addition $28 million of the restructuring charges consisting of $14 million of asset impairment charges, $9 million of contract termination and other costs, and $5 million of employee termination costs, were related to the exit of a product line at one of our manufacturing facilities. In 2024, $45 million of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment. In addition, $46 million of the restructuring charges were related to business optimization initiatives within our Healthcare Systems & Technologies segment. These charges included $21 million of long-lived asset impairment charges, $9 million of other asset write-downs related to inventory and $2 million of employee termination costs related to our decision to discontinue a product line. Additionally, these charges included $14 million of employee termination costs related to other business optimization initiatives within this segment.
We currently expect to incur additional pre-tax cash costs, primarily related to the implementation of business optimization programs, of approximately $2 million through the completion of initiatives that were launched prior to December 31, 2025. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business and to further optimize our business and manufacturing footprint, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 11 in Item 8 of this Annual Report on Form 10-K for additional information regarding our business optimization programs.

Goodwill Impairments
We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize a goodwill impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value.
In connection with our annual goodwill impairment assessment in the fourth quarters of 2025 and 2024, we recorded goodwill impairment charges of $485 million and $425 million, respectively related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment. Refer to the "Critical Accounting Policies" section below and Note 4 in Item 8 of this Annual Report on Form 10-K for additional information regarding these goodwill impairments.
Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill impairment charges in future periods and such charges could be material to our results of operations. For further discussion, refer to Item 1A. Risk Factors of this Annual Report on Form 10-K.
Other Operating Expense (Income), Net
Other operating expense (income), net was income of $206 million and $12 million in 2025 and 2024, respectively. In 2025, this amount was primarily related to the income recognized under the Kidney Care Transition Services Agreement (Kidney Care TSA) entered into upon the sale of the Kidney Care business in January 2025. In 2024, this amount was comprised of income from transition services arrangements related to the divestiture of our BPS business.
Interest Expense, Net
Interest expense, net was $238 million and $341 million in 2025 and 2024, respectively. The decrease in 2025 was driven by debt repayments during the year.
Other (Income) Expense, Net
Other (income) expense, net was income of $41 million and $38 million in 2025 and 2024, respectively. The net income in 2025 was primarily driven by pension and other postretirement benefits and a gain on early extinguishment of debt, partially offset by foreign exchange losses. The net income in 2024 was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses.
Income Taxes
Our effective income tax rate was (78.2)% and (12.8)% in 2025 and 2024, respectively. The special items identified above impacted our effective tax rate by (94.3) and (30.3) percentage points in 2025 and 2024, respectively. Refer to the Special Items caption earlier in this section for additional detail. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increase or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the year ended December 31, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by an increase in liabilities for uncertain tax positions (as discussed below), increases to our valuation allowances relate to the realizability of our deferred tax assets, changes in the treatment of accumulated earnings that are considered indefinitely reinvested as of December 31, 2025 and a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
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

Our tax provisions for 2025 and 2024 did not include any significant tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.
We are currently under examination by the Internal Revenue Service (IRS) for transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. While we have not yet received a final Notice of Proposed Adjustment (NOPA) from the IRS, the examination is ongoing, and we are in the process of responding to inquiries from, and engaging in ongoing discussions with, the IRS related to certain intercompany transactions between our U.S. entities and these foreign manufacturers. As a result, we have recorded reserves for uncertain tax positions related to these transfer pricing matters for tax years 2019 through 2025. These reserves in aggregate are recorded to expense for approximately $280 million as of December 31, 2025, exclusive of any potential penalties and interest. While we believe that our transfer pricing positions are well documented and properly supported, and adequate amounts have been reserved to account for any adjustments that may ultimately result from this examination, the ultimate outcome of this matter is uncertain (upon the receipt of a final NOPA or otherwise). Additionally, if the IRS were to assert we owe additional taxes and prevails in this assertion, such outcome could have a material impact on our financial position, results of operations, and cash flows.
During 2025, because of a cumulative history of operating losses in the U.S., we recorded a valuation allowance against our U.S. deferred tax assets, including certain federal and state tax attributes such as foreign tax credits. Although, we expect to remain in a U.S. valuation allowance position for at least the next twelve months, we also anticipate future changes in the amount of the valuation, which could be material, due to operational activity and movement in our routine deferred tax assets and liabilities.
The Organization of Economic Co-operation and Development (OECD) reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. The impact of the Pillar Two legislation on our income tax expense for the years ended December 31, 2025 and 2024 was not material. We will continue to evaluate the impact of legislative changes as additional guidance becomes available.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax provisions, including extensions of key provisions from the 2017 Tax Cuts and Jobs Act and modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The impact of the OBBBA legislation on our income tax expense for the year ending December 31, 2025 was not material. We will continue to monitor regulatory guidance and interpretations as they are issued.
Discontinued Operations
On January 31, 2025, we completed the sale of our Kidney Care Business and its results have been presented as discontinued operations for the years ended December 31, 2025, 2024 and 2023 in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. On September 29, 2023, we completed the sale of our BPS business and its results have been presented as discontinued operations for the year ended December 31, 2023 in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Income (loss) from discontinued operations, net of tax, was $(57) million and $(312) million in 2025 and 2024, respectively. The increase in the current year period was primarily driven by the $97 million pre-tax gain from the sale of our Kidney Care business ($37 million net of tax)] and the $430 million goodwill impairment recognized in the prior year related to the Chronic Therapies reporting unit within our former Kidney Care segment. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information.
Net Income (Loss) and Earnings (Loss) per Diluted Share
Net income (loss) for the total company, including discontinued operations, was $(957) million in 2025 and $(638) million in 2024. Diluted earnings (loss) per share for the total company, including discontinued operations, was $(1.87) per share in 2025 and $(1.27) per share in 2024. The significant factors and events causing the net changes from 2024 to 2025 are discussed above.

SEGMENT OPERATING INCOME (LOSS)
The following is a summary of operating income (loss) for our reportable segments.

for the years ended December 31 (in millions)	2025	2024
Medical Products & Therapies	$970	$950
% of Segment Net Sales	18.3%	18.2%
Healthcare Systems & Technologies	441	468
% of Segment Net Sales	14.4%	15.9%
Pharmaceuticals	222	313
% of Segment Net Sales	8.9%	13.0%
Total reportable segment operating income	1,633	1,731
Other	43	18
Unallocated corporate costs	(86)	(275)
Intangible asset amortization expense	(598)	(625)
Business optimization items	(178)	(162)
European Medical Devices Regulation	(21)	(33)
Indefinite-lived asset impairments	(290)	(50)
Separation-related costs	(58)	—
Legal matters	(11)	(17)
Acquisition and integration items	(27)	(23)
Product-related reserves	(113)	(15)
Hurricane Helene Costs	(133)	(110)
Goodwill impairments	(485)	(425)
Gain on long-lived asset sale	16	—
Total operating income (loss)	(308)	14
Interest expense, net	238	341
Other (income) expense, net	(41)	(38)
Income (loss) from continuing operations before income taxes	$(505)	$(289)
Medical Products & Therapies
Segment operating income was $970 million and $950 million for the years ended 2025 and 2024, respectively. Segment operating income increased in 2025 compared to the prior year primarily due to increased pricing, partially offset by lower sales volume, increased manufacturing and supply costs, and higher costs due to tariffs.
Healthcare Systems & Technologies
Segment operating income was $441 million and $468 million for the years ended 2025 and 2024, respectively. Segment operating income decreased in 2025 primarily due to the impact of a higher allocation of corporate costs following the sale of our Kidney Care segment, higher costs related to tariffs, and higher accruals under our annual employee incentive compensation plans, partially offset by increased gross profit from higher sales and margin improvement projects.
Pharmaceuticals
Segment operating income was $222 million and $313 million for the years ended 2025 and 2024, respectively. The decrease in segment operating income in 2025 was primarily due to higher allocation of corporate costs following the sale of our Kidney Care segment, pricing competition, unfavorable product mix and increased manufacturing and supply costs, partially offset by lower accruals under our annual employee incentive compensation plans.

Other
Other operating income, which represents operating income not attributable to our reportable segments, was $43 million and $18 million for the years ended December 31, 2025 and 2024, respectively. In the current year period, other operating income primarily represents income from revenues earned under the Kidney Care MSA. In the prior year period, other operating income primarily represents income from revenues earned by certain of our manufacturing facilities from contract manufacturing activities. The increase in the current year period reflects the revenues earned under the Kidney Care MSA following the close of the sale of the Kidney Care business on January 31, 2025.
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
LIQUIDITY AND CAPITAL RESOURCES

years ended December 31 (in millions)	2025	2024
Cash flows from (used in) operations - continuing operations	$951	$819
Cash flows from (used in) investing activities - continuing operations	(464)	(410)
Cash flows from (used in) financing activities	(4,216)	(1,081)
Cash Flows from Operations — Continuing Operations
In 2025 and 2024, cash provided by operating activities from continuing operations was $951 million and $819 million, respectively.
Operating cash flows from continuing operations in the current year were favorably impacted as compared to 2024 due to improved profitability, after consideration of non-cash impairment charges, and improved working capital primarily due to collections of value added tax receivables.
Cash Flows from Investing Activities - Continuing Operations
In 2025, cash used in investing activities from continuing operations included capital expenditures of $513 million. In 2024, cash used in investing activities from continuing operations included capital expenditures of $446 million.
Cash Flows from Financing Activities
In 2025, cash used in financing activities included debt repayments of $5.49 billion, dividend payments of $348 million, a decrease in commercial paper borrowings of $300 million and payments of a contingent liability to Vantive of $50 million, partially offset by proceeds from the issuance of debt of $2.00 billion and from stock issued under employee benefit plans of $30 million.
In 2024, cash used in financing activities included debt repayments of $2.66 billion, dividend payments of $590 million, partially offset by proceeds from borrowings on our delayed draw term loan of $1.83 billion, an increase in commercial paper borrowings of $296 million, and proceeds from stock issued under employee benefit plans of $71 million.
As authorized by the Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in 2024 and had $1.30 billion remaining available under this authorization as of December 31, 2025.

Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of December 31, 2025, we had a multicurrency revolving credit facility, as described below.

On June 11 2025, we entered into an amended and restated U.S. term loan credit facility (the Term Loan Facility), which amends and restates in its entirety our existing term loan credit facility. In February 2025, we repaid $1.00 billion under our previously existing five-year term loan facility maturing in 2026. In December 2025, we repaid the remaining $645 million outstanding under the Term Loan, at which time it was terminated.
On June 11, 2025, we entered into an amended and restated revolving credit facility (the Multicurrency Revolver), which amended and restated in its entirety our existing U.S. Dollar-denominated revolving credit facility and replaced our prior Euro-denominated revolving credit facility. Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver in U.S. dollars bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio (which ratio was most recently increased for the four fiscal quarters ending December 31, 2025, March 31, 2026, June 30, 2026, and September 30, 2026 pursuant to a November 2025 amendment). Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of December 31, 2025 or 2024.
On July 17, 2024, we entered into a credit agreement pursuant to which a group of banks committed to provide us with senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("bridge facility"). Borrowings under the bridge facility were available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the sale of our Kidney Care business. Borrowings under the bridge facility bore interest at a rate based on our long-term debt ratings in effect from time to time. The banks' funding commitments under the bridge facility terminated on December 31, 2024. In January 2025, we used a portion of the approximately $3.3 billion of net after-tax cash proceeds from the sale of our Kidney Care business to repay the $1.83 billion outstanding under the bridge facility, at which time it was terminated.
As of December 31, 2025, we were in compliance with the financial covenants in the Multicurrency Revolver. Based on our covenant calculations as of December 31, 2025, we had capacity to draw approximately $1.79 billion thereunder. The non-performance of any financial institution supporting the Multicurrency Revolver would reduce the maximum capacity thereunder by such institution’s respective commitment. Additionally, a deterioration in our financial performance may reduce our ability to draw on such facility.
We have a commercial paper program that currently enables us to borrow efficiently at short-term interest rates. Upon maturity of any commercial paper borrowings under this program, and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under the Multicurrency Revolver for an amount at least equal to our outstanding commercial paper borrowings. If we were not able to issue new commercial paper, we have the option of drawing on the Multicurrency Revolver; however, electing to do so would result in higher interest expense. We have no commercial paper borrowings outstanding as of December 31, 2025. As of December 31, 2024, we had $300 million of commercial paper outstanding, which was repaid in full in the first quarter of 2025.
We also maintain other credit arrangements, as described in Note 5 in Item 8 of this Annual Report on Form 10-K.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $1.97 billion of cash and cash equivalents as of December 31, 2025, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of December 31, 2025, we had $9.48 billion of long-term debt and finance lease obligations, including current maturities, and short-term debt. During the year ended December 31, 2025, we repaid $3.81 billion of short-and long-term indebtedness, primarily with the net after-tax cash proceeds from the sale of our Kidney Care business and an additional $2.00 billion of short-and long-term debt using the proceeds from the senior notes issued in the fourth quarter of 2025. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure (including with respect to the potential refinancing of our outstanding indebtedness).
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our credit ratings (as discussed below), or other significantly unfavorable changes in conditions (including if our key financial ratios do not show sustained improvement). However, we believe we have sufficient financial flexibility to issue additional debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives and reduce our debt levels as we take actions consistent with our capital allocation priorities.
Our credit ratings at December 31, 2025 were as follows:

	Standard & Poor’s	Moody’s
Ratings
Senior debt	BBB-	Baa3
Short-term debt	A3	P3
Outlook	Stable	Stable
During the fourth quarter of 2025, Standard & Poor's revised our senior debt credit rating from BBB to BBB-, our short-term debt credit rating from A2 to A3 and our outlook from Negative to Stable. Additionally, Moody's Ratings revised our senior debt credit rating from Baa2 to Baa3, our short-term debt rating from P2 to P3 and our outlook from Negative to Stable.
Contractual Obligations
As of December 31, 2025, we had contractual obligations, excluding accounts payable and accrued expenses and other current liabilities, payable or maturing in the following periods.

(in millions)	Total	Less than one year	More than one year
Long-term debt and finance lease obligations, including current maturities	$9,532	$3	$9,529
Interest on short- and long-term debt and finance lease obligations [1]	2,715	304	2,411
Operating leases	337	93	244
Other non-current liabilities[2]	383	—	383
Contractual obligations	$12,967	$400	$12,567
1.Interest payments on debt and finance lease obligations are calculated for future periods using interest rates in effect at the end of 2025. Certain of these projected interest payments may differ in the future based on foreign currency fluctuations or other factors or events. The projected interest payments only pertain to obligations and agreements outstanding at December 31, 2025. Refer to Note 5 and Note 6, respectively, in Item 8 of this Annual Report on Form 10-K for further discussion regarding our debt instruments outstanding and finance lease obligations at December 31, 2025.
2.The primary components of other non-current liabilities in our consolidated balance sheet as of December 31, 2025 are pension and other postretirement benefits, deferred tax liabilities, long-term tax liabilities, and litigation and environmental reserves. We projected the timing of the related future cash payments based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from our estimates.
We contributed $56 million and $46 million to our defined benefit pension plans in 2025 and 2024, respectively. The timing of funding in future periods is uncertain and is dependent on future movements in interest rates, investment returns, changes in laws and regulations, and other variables. Therefore, the table above excludes cash outflows related to our pension plans. The amount included within other non-current liabilities (and excluded from the table above) related to our pension plan liabilities was $513 million as of December 31, 2025. We have no obligation to fund our principal plans in the United States in 2026. We continually reassess the amount and timing of any discretionary contributions. In 2026, we expect to make contributions of at least $10 million to our Puerto Rico plan and $5 million to our foreign pension plans. We expect to have net cash outflows relating to our OPEB plans of $15 million in 2026. Additionally, we have excluded long-term tax liabilities, which include liabilities for unrecognized tax positions, and deferred tax liabilities from the table above because we are unable to estimate the timing of the related cash outflows. The amounts of long-term tax liabilities and deferred tax liabilities included within other non-current liabilities (and excluded from the table above) were $146 million and $245 million, respectively, as of December 31, 2025.
We enter into certain unconditional purchase obligations and other commitments in the normal course of business. There have been no changes to these commitments that would have a material impact on our ability to meet either short-term or long-term future cash requirements.
Off-Balance Sheet Arrangements
We periodically enter into off-balance sheet arrangements. Certain contingencies arise in the normal course of business and are not recorded in the consolidated balance sheets in accordance with U.S. GAAP (such as contingent joint development and commercialization arrangement payments). Also, upon resolution of uncertainties, we may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). For a discussion of our significant off-balance sheet arrangements, refer to Note 7 in Item 8 of this Annual Report on Form 10-K for information regarding joint development and commercialization arrangements, indemnifications and legal contingencies.
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
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, British Pound, Australian Dollar, Turkish Lira, Canadian Dollar, New Zealand Dollar, and Mexican Peso. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. The maximum term over which we have cash flow hedge contracts in place related to foreign exchange risk on forecasted transactions as of December 31, 2025 is 12 months. We also enter into derivative instruments to hedge foreign exchange risk on certain intra-company and third-party receivables and payables and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of December 31, 2025, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $1 million with respect to those contracts would change by $2 million. A similar analysis performed with respect to contracts outstanding as of December 31, 2024 indicated that, on a pre-tax basis, the net asset balance of $5 million would change by $5 million.

The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of December 31, 2025 by replacing the actual exchange rates as of December 31, 2025 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of December 31, 2025, our subsidiary in Turkey had net monetary assets of $38 million.
Interest Rate Risk
We are also exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates. Our policy is to manage interest costs using the mix of fixed- and floating-rate debt that we believe is appropriate at that time. To manage this mix in a cost-efficient manner, we periodically enter into interest rate swaps in which we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional amount. We also periodically use forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with fluctuations in interest rates relating to anticipated issuances of term debt. As of December 31, 2025, there were no interest rate derivative contracts outstanding.
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
During 2025, because of a cumulative history of operating losses in the U.S., we recorded a valuation allowance against our U.S. deferred tax assets, including certain federal and state tax attributes such as foreign tax credits. Additionally, we recorded additional valuation allowance against deferred tax assets in Switzerland related to the tax basis step-up we received in connection with the 2019 Swiss tax reform.
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
In a quantitative goodwill impairment test, the fair values of our reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in reporting unit fair value measurements generally include revenue growth rates, forecasted EBITDA margins, discount rates, terminal growth rates and earnings multiples. The discounted cash flow models used to determine the fair value of the Front Line Care reporting unit within our Healthcare Systems & Technologies segment which was quantitatively valued during 2025 reflected our most recent cash flow projections, a discount rate of 10.0% and terminal growth rates of 3.0%. Each of these inputs can significantly affect the fair value of a reporting unit.
In connection with our annual goodwill impairment assessment in the fourth quarter of 2025, we recorded a $485 million goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems &

Technologies segment. The reduction in value was primarily due to lower forecasted operating results, a higher discount rate and a lower terminal growth rate utilized in valuing this reporting unit which contributed to reduced expected future cash flows, as well as lower earnings multiples. The fair value of the Front Line Care reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair values of our reporting units generally include revenue growth rates, forecasted EBITDA margins, discount rates, terminal growth rates and earnings multiples. The discounted cash flow model used to determine the fair value of our Front Line Care reporting unit reflected our most recent cash flow projections, a discount rate of 10.0% and a terminal growth rate of 3.0%. In order to evaluate the sensitivity of the fair value calculations used in the Front Line Care reporting unit goodwill impairment test, we applied a hypothetical 5% decrease to the fair value and compared that hypothetical value to the underlying asset carrying value. The application of a hypothetical 5% decrease in fair value would result in an additional impairment of approximately $160 million. As of December 31, 2025, the carrying amount of goodwill for our Front Line Care reporting unit was $1.52 billion. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their carrying amounts.
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
In connection with our annual trade name impairment assessment in the fourth quarter of 2025, we recognized a pre-tax impairment charge of $290 million to reduce the carrying amount of the Welch Allyn trade name within our Healthcare Systems & Technologies segment, an indefinite-lived intangible asset, to its estimated fair value. The reduction in value was primarily due to lower forecasted revenues and margins which contributed to a lower royalty rate and reduced expected future cash flows. The intangible asset impairment charge is classified within cost of sales in the accompanying consolidated statements of income (loss) for the year ended December 31, 2025. The fair value of the trade name intangible asset was determined using the relief from royalty method. Significant assumptions used in the determination of the fair value of the trade name intangible assets included revenue growth rates, a discount rate and a royalty rate. The relief from royalty model used in the determination of the fair value of our trade name intangible asset during 2025 reflected our most recent revenue projections, a discount rate of 9.0% and a royalty rate of 3.0%.
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
The total carrying amount of our indefinite-lived intangible assets was $497 million as of December 31, 2025, comprised of a trade name intangible asset and IPR&D.
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
These forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether actual future results and developments will conform to expectations and predictions is subject to a number of risks and uncertainties, including the following factors, many of which are beyond our control:
•We are exposed to risks as a result of our strategic actions;
•We may not achieve the anticipated benefits of our significant transactions, including the sale of our Kidney Care business and our acquisition of Hillrom;
•Our significant indebtedness requires us to use a substantial amount of our cash flow for debt service and constrains our ability to pursue growth strategies and advance our R&D capabilities;
•There is substantial competition in the product markets in which we operate and the risk of declining demand and pricing pressures could adversely affect our business, results of operations, financial condition and cash flows;
•We may be unable to successfully introduce or monetize new and existing products or services or keep pace with changing consumer preferences and needs or advances in technology;
•We may not achieve our financial goals;
•We have experienced disruptions in our supply chain;
•Global economic conditions, including inflation, have adversely affected, and could continue to adversely affect, our operations;
•We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions;

•Continued consolidation in the health care industry or additional governmental controls exerted over pricing and access in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments;
•Our operating results and financial condition have fluctuated and may in the future continue to fluctuate;
•Management transition creates uncertainties, and we may experience difficulties in managing such transitions, including attracting and retaining key employees;
•Changes in foreign currency exchange rates and interest rates have had, and may in the future have, an adverse effect on our results of operations, financial condition, cash flows, and liquidity;
•Future material impairments in the value of our goodwill, intangible assets, and other long-lived assets would negatively affect our operating results;
•Segments of our business are significantly dependent on major contracts with GPOs, IDNs, and certain other distributors and purchasers;
•We may be unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price;
•We may experience manufacturing, sterilization, supply, or distribution difficulties;
•We have experienced and may continue to experience issues with quality management or product quality;
•We may experience breaches and breakdowns affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage;
•We are exposed to risks associated with incorporating AI, machine learning and other emerging technologies into our products, services and operations;
•We are subject to risks associated with doing business globally;
•A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations;
•The effects of climate change, including legal, regulatory, or market measures related to climate change and other sustainability topics, could adversely affect our business, results of operations, financial condition, and cash flows;
•Our commitments, goals, activities, and disclosures related to sustainability and corporate responsibility matters, and the perception of our activities in these areas, may fail to satisfy the differing expectations of key stakeholders on these matters;
•We are subject to laws and regulations globally, and our failure to comply with rapidly changing and increasingly divergent expectations of regulators in different jurisdictions could adversely impact the company;
•If reimbursement or other payment for our current or future products is reduced or modified in the U.S. or in foreign countries, or there are changes to policies with respect to pricing, taxation, or rebates, our business could suffer;
•Increasing regulatory focus on, and expanding laws relating to, privacy, AI, and cybersecurity could impact our business and expose us to increased liability;
•We are party to a number of pending lawsuits and other disputes which may adversely impact us;
•We could be subject to fines or damages and possible exclusion from participation in federal or state healthcare programs if we fail to comply with the laws and regulations applicable to our business;

•If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged;
•Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on our operating results;
•Our Amended and Restated Bylaws could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers, or employees;
•We recently decreased our quarterly dividend to $0.01 per share and cannot guarantee that we will increase the amount of dividends we pay, or that we will not cease paying dividends;
•Our common stock price has fluctuated significantly and may continue to do so; and
•other factors discussed elsewhere in this Annual Report on Form 10-K, including those factors described in Item 1A. Risk Factors, and other filings with the SEC, all of which are available on our website.
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

Item 8.    Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS

as of December 31 (in millions, except share information)	2025	2024
Current assets:
Cash and cash equivalents	$1,966	$1,764
Accounts receivable, net of allowance of $63 in 2025 and $71 in 2024	1,861	1,679
Inventories	2,232	2,046
Prepaid expenses and other current assets	813	753
Current assets of discontinued operations	—	2,611
Total current assets	6,872	8,853
Property, plant and equipment, net	2,910	2,870
Goodwill	4,929	5,275
Other intangible assets, net	4,369	5,223
Operating lease right-of-use assets	276	306
Other non-current assets	699	755
Non-current assets of discontinued operations	—	2,500
Total assets	$20,055	$25,782
Current liabilities:
Short-term debt	$1	$2,126
Current maturities of long-term debt and finance lease obligations	2	626
Accounts payable	999	968
Accrued expenses and other current liabilities	1,968	1,861
Current liabilities of discontinued operations	—	930
Total current liabilities	2,970	6,511
Long-term debt and finance lease obligations, less current portion	9,473	10,374
Operating lease liabilities	223	243
Other non-current liabilities	1,287	1,076
Non-current liabilities of discontinued operations	—	554
Total liabilities	13,953	18,758
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2025 and 2024	683	683
Common stock in treasury, at cost, 169,213,617 shares in 2025 and 172,567,636 shares in 2024	(10,873)	(11,059)
Additional contributed capital	6,368	6,421
Retained earnings	13,705	14,929
Accumulated other comprehensive income (loss)	(3,754)	(4,010)
Total Baxter stockholders’ equity	6,129	6,964
Noncontrolling interests	(27)	60
Total equity	6,102	7,024
Total liabilities and equity	$20,055	$25,782
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

years ended December 31 (in millions, except per share data)	2025	2024	2023
Net sales	$11,244	$10,636	$10,360
Cost of sales	7,865	6,652	6,210
Gross margin	3,379	3,984	4,150
Selling, general and administrative expenses	2,890	2,967	2,953
Research and development expenses	518	590	518
Goodwill impairments	485	425	—
Other operating expense (income), net	(206)	(12)	(28)
Operating income (loss)	(308)	14	707
Interest expense, net	238	341	439
Other (income) expense, net	(41)	(38)	26
Income (loss) from continuing operations before income taxes	(505)	(289)	242
Income tax (benefit) expense	395	37	61
Income (loss) from continuing operations	(900)	(326)	181
Income (loss) from discontinued operations, net of tax	(57)	(312)	2,482
Net income (loss)	(957)	(638)	2,663
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	—
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	11	7
Net income (loss) attributable to Baxter stockholders	$(957)	$(649)	$2,656
Income (loss) from continuing operations per common share
Basic	$(1.75)	$(0.64)	$0.36
Diluted	$(1.75)	$(0.64)	$0.36
Income (loss) from discontinued operations per common share
Basic	$(0.12)	$(0.63)	$4.89
Diluted	$(0.12)	$(0.63)	$4.87
Net Income (loss) per common share
Basic	$(1.87)	$(1.27)	$5.25
Diluted	$(1.87)	$(1.27)	$5.23
Weighted-average number of shares outstanding
Basic	513	510	506
Diluted	513	510	508
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

years ended December 31 (in millions)	2025	2024	2023
Income (loss) from continuing operations	$(900)	$(326)	$181
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($24) in 2025, $1 in 2024 and $(26) in 2023	160	(648)	301
Pension and other postretirement benefit plans, net of tax expense of $(17) in 2025, $(6) in 2024 and $(25) in 2023	(28)	(19)	(92)
Hedging activities, net of tax expense (benefit) of zero in 2025, $3 in 2024 and zero in 2023	(2)	12	(1)
Total other comprehensive income (loss) from continuing operations, net of tax	130	(655)	208
Comprehensive income (loss) from continuing operations	(770)	(981)	389
Income (loss) from discontinued operations, net of tax	(57)	(312)	2,482
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero in 2025, $(7) in 2024 and $8 in 2023	137	187	97
Pension and other postretirement benefit plans, net of tax expense of $(3) in 2025, $3 in 2024 and $(2) in 2023	(11)	(4)	(29)
Total other comprehensive income from discontinued operations	126	183	68
Comprehensive income (loss) from discontinued operations	69	(129)	2,550
Comprehensive income (loss)	(701)	(1,110)	2,939
Less: Net income attributable to noncontrolling interests	—	11	7
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(16)	(3)
Comprehensive income (loss) attributable to Baxter stockholders	$(701)	$(1,105)	$2,935
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baxter International Inc. stockholders' equity
(in millions)	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2023	683	$683	179	$(11,389)	$6,322	$14,050	$(3,833)	$5,833	$62	$5,895
Net income (loss)	—	—	—	—	—	2,656	—	2,656	7	2,663
Other comprehensive income (loss)	—	—	—	—	—	—	279	279	(3)	276
Stock issued under employee benefit plans and other	—	—	(3)	159	67	—	—	226	—	226
Dividends declared on common stock	—	—	—	—	—	(592)	—	(592)	—	(592)
Balance as of December 31, 2023	683	$683	176	$(11,230)	$6,389	$16,114	$(3,554)	$8,402	$66	$8,468
Net income (loss)	—	—	—	—	—	(649)	—	(649)	11	(638)
Other comprehensive income (loss)	—	—	—	—	—	—	(456)	(456)	(16)	(472)
Stock issued under employee benefit plans and other	—	—	(3)	171	32	—	—	203	—	203
Dividends declared on common stock	—	—	—	—	—	(536)	—	(536)	—	(536)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2024	683	$683	173	$(11,059)	$6,421	$14,929	$(4,010)	$6,964	$60	$7,024
Net income (loss)	—	—	—	—	—	(957)	—	(957)	—	(957)
Other comprehensive income (loss)	—	—	—	—	—	—	141	141	—	141
Reclassification of other comprehensive income (loss) disposed in the Kidney Care separation	—	—	—	—	—	—	115	115	—	115
Stock issued under employee benefit plans and other	—	—	(4)	186	(53)	—	—	133	—	133
Dividends declared on common stock	—	—	—	—	—	(267)	—	(267)	—	(267)
Disposition of noncontrolling interest associated with the Kidney Care separation	—	—	—	—	—	—	—	—	(87)	(87)
Balance as of December 31, 2025	683	$683	169	$(10,873)	$6,368	$13,705	$(3,754)	$6,129	$(27)	$6,102
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions)	2025	2024	2023
Cash flows from operations
Net income (loss)	$(957)	$(638)	$2,663
Less: Income (loss) from discontinued operations, net of tax	(57)	(312)	2,482
Income (loss) from continuing operations	(900)	(326)	181
Adjustments to reconcile net income (loss) to cash flows from operations:
Depreciation and amortization	981	997	984
Net periodic pension and other postretirement costs	(32)	(28)	(29)
Deferred income taxes	77	(262)	(256)
Stock compensation	117	114	115
Goodwill impairments	485	425	—
Indefinite-lived asset impairments	290	50	—
Other long-lived asset impairments	27	44	(11)
Gain on early extinguishment of debt	(16)	—	—
Other	30	41	62
Changes in balance sheet items:
Accounts receivable, net	(132)	(35)	(38)
Inventories	(119)	(201)	(128)
Prepaid expenses and other current assets	72	(125)	(45)
Accounts payable	3	112	92
Accrued expenses and other current liabilities	149	44	293
Other	(81)	(31)	(13)
Cash flows from (used in) operations – continuing operations	951	819	1,207
Cash flows from (used in) operations – discontinued operations	(106)	200	519
Cash flows from (used in) operations	845	1,019	1,726
Cash flows from investing activities
Capital expenditures	(513)	(446)	(432)
Acquisitions of developed technology and investments	(9)	(14)	(4)
Proceeds from sale of marketable equity securities	—	34	—
Other investing activities, net	58	16	26
Cash flows from (used in) investing activities - continuing operations	(464)	(410)	(410)
Cash flows from (used in) investing activities - discontinued operations	3,305	(216)	3,623
Cash flows from (used in) investing activities	2,841	(626)	3,213
Cash flows from financing activities
Issuances of debt	1,998	—	—
Increase in short term debt	—	1,830	—
Repayments of debt	(5,489)	(2,657)	(2,634)
Net (decreases) increases in debt with original maturities of three months or less	(300)	296	(301)
Cash dividends on common stock	(348)	(590)	(586)
Proceeds from stock issued under employee benefit plans	30	71	95
Payments of contingent liabilities	(50)	—	—
Other financing activities, net	(57)	(31)	(63)
Cash flows from (used in) financing activities	(4,216)	(1,081)	(3,489)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	84	(96)	26
Increase (decrease) in cash, cash equivalents and restricted cash	(446)	(784)	1,476
Cash, cash equivalents and restricted cash at beginning of year (1)	2,414	3,198	1,722
Cash, cash equivalents and restricted cash at end of year (1)	1,968	2,414	3,198
Less cash and cash equivalents of discontinued operations	—	648	116
Cash, cash equivalents and restricted cash of continuing operations	$1,968	$1,766	$3,082
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash amounts as shown in the consolidated statement of cash flows to the amount reported in the consolidated balance sheet as of December 31, 2025, 2024, and 2023:

As of December 31 (in millions)	2025	2024	2023
Cash and cash equivalents	$1,966	$1,764	$3,078
Restricted cash included in prepaid expenses and other current assets	2	2	4
Cash and cash equivalents of discontinued operations	—	648	116
Cash, cash equivalents and restricted cash	$1,968	$2,414	$3,198
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baxter International Inc., through our subsidiaries (collectively, Baxter, we, our or us), provides a broad portfolio of essential healthcare products, including sterile intravenous (IV) solutions; infusion systems, administrative sets; parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products; connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies; respiratory health devices; advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices and other accessories; injectable pharmaceuticals; inhaled anesthetics and drug compounding. These products are used by hospitals, nursing homes, rehabilitation centers, ambulatory surgery centers, doctors’ offices, kidney dialysis centers and patients at home under physician supervision. Our global footprint and the critical nature of our products and services play a key role in expanding access to healthcare in emerging and developed countries. Our business is comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals which are described in Note 17.
On August 12, 2024, we entered into an Equity Purchase Agreement (EPA) with certain affiliates of Carlyle Group Inc. (Carlyle) to sell our Kidney Care business. That business, which is now known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment. On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds at closing of the transaction with the net after tax proceeds of approximately $3.3 billion, prior to giving effect to certain post-closing adjustments. The financial position, results of operations and cash flows of our Kidney Care business, including the gain on sale of that business and the related cash proceeds received, are reported as discontinued operations in the accompanying consolidated financial statements, and our prior period results have been adjusted to reflect discontinued operations. See Note 2 for additional information.
Hurricane Helene
In September 2024, Hurricane Helene, which brought significant rain and extensive flooding to Western North Carolina, caused damage to certain of our assets at our North Cove facility in Marion, N.C. and disrupted operations at that facility. In response, we actively worked with customers, regulators and other stakeholders to manage inventory and minimize disruption to patient care as we worked towards resuming our North Cove manufacturing operations. The facility was fully operational by the end of the first quarter of 2025. In 2025, we recorded $133 million of pre-tax net charges related to remediation, air freight and other costs as a result of the damages caused by Hurricane Helene. In 2024, we recorded $110 million of pre-tax net charges related to damages caused by Hurricane Helene. This consisted of $44 million related to the write-off of damaged inventory and fixed assets as well as $317 million of remediation, idle facility, air freight and other costs offset by $251 million of insurance recoveries. These amounts were recorded as a component of cost of sales in the consolidated statements of income (loss) for the years ended December 31, 2025 and 2024.
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
As of December 31, 2025, we had $8.50 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Product & Therapies segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 25% of this amount as revenue in 2026, 25% in 2027, 15% in 2028, 15% in 2029, 10% in 2030 and the remainder thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration, primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized in the years ended December 31, 2025, 2024 and 2023 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
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

Shipping and Handling Costs
Shipping costs incurred to physically move product from our premises to the customer’s premises are classified as selling, general and administrative (SG&A) expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. Approximately $373 million in 2025, $382 million in 2024 and $358 million in 2023 of shipping costs were classified in SG&A expenses.
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
See Note 4 for further information about impairments of goodwill and intangible assets recognized in the accompanying consolidated financial statements.

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
Foreign Currency Translation
Cumulative translation adjustments (CTA) related to foreign operations are included in OCI. For foreign operations in highly inflationary economies, translation gains and losses are included in other (income) expense, net, and were not material in 2025, 2024 and 2023.
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
Recently adopted accounting pronouncements
As of January 1, 2025, we prospectively adopted ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09), which requires (1) disclosure of specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of certain disaggregated information about income taxes paid, income from continuing operations before income tax expense (benefit) and income tax expense (benefit). The standard became effective for our annual consolidated financial statements for the year ended December 31, 2025. See Note 13 for further information on these disclosures.
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
Discontinued Operations - Kidney Care
On January 31, 2025, we completed the sale of our Kidney Care business to Carlyle for an aggregate purchase price of $3.80 billion in cash, subject to certain closing cash, working capital and debt adjustments. After giving effect to certain adjustments, we received approximately $3.71 billion pre-tax cash proceeds and recognized a pre-tax gain on the sale of $191 million ($111 million net of tax) at closing of the transaction. For the year ended

December 31, 2025, we recognized a pre-tax gain on sale of $97 million after final working capital and other adjustments.
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
Upon closing of the sale of the Kidney Care business, pursuant to the EPA, Baxter and Vantive entered into several agreements, including a Manufacturing and Supply Agreement (Kidney Care MSA), a Transition Services Agreement (Kidney Care TSA), a Long Term Master Services Agreement, a Distribution Agreement and certain other arrangements providing for short-term supply of saline products, and an Intellectual Property Agreement. Pursuant to the Kidney Care MSA, Baxter and the Kidney Care divested entities provide each other with certain dialysis-related products, other products, product components and fulfillment services for up to 10 years post-closing (with certain extension rights and early exit rights as provided therein). Pursuant to the Kidney Care MSA, our sales to Vantive are recognized in net sales in the consolidated statements of income (loss). Pursuant to the Kidney Care TSA, Baxter and the entities that were divested in connection with the Kidney Care sale (the Kidney Care divested entities) provide each other, on an interim basis, certain transitional services for up to 30 months post-closing (with certain extension rights and early exit rights as provided therein) to help ensure business continuity and help minimize disruptions to the operations of both parties post-closing. Services provided under the Kidney Care TSA include information technology applications and support, supply chain and certain other corporate and administrative services. Billings by us under the Kidney Care TSA are recorded in other operating income, net in the condensed consolidated statements of income. The costs to provide each respective service is recorded in the applicable expense category in the consolidated statements of income (loss).
In accordance with the EPA, we have agreed to indemnify Vantive for certain items, including taxes imposed on or with respect to the Kidney Care divested entities, for pre-closing tax periods. The net indemnification liability as of December 31, 2025 was $53 million. Further, in accordance with the EPA, Baxter recorded a contingent liability for payments to reimburse Vantive for qualifying capital expenditures of $133 million over a period of three years post sale. The contingent liability as of December 31, 2025 was $83 million based on payments made to date.
Certain of the business guarantees originally entered by us on behalf of the Kidney Care business were not released prior to the completion of the sale and remain outstanding. These legacy guarantees primarily relate to certain leases, performance contracts and ones to support regulatory requirements of the Kidney Care business. As of December 31, 2025, the total amount of Kidney Care business guarantees retained by us was approximately $35 million. Under terms of the EPA, Carlyle has agreed to indemnify us for any cost or expense, or payments made in the future under these arrangements.
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
The BPS business, provided contract manufacturing and development services, which include sterile fill-finish manufacturing and support services across clinical and commercial applications, primarily serving customers in the pharmaceutical industry. BPS was historically operated through our former, wholly-owned subsidiaries Baxter Pharmaceutical Solutions LLC, a Delaware limited liability company, and Baxter Oncology GmbH, a German limited liability company (collectively, the divested entities).
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
At closing of the transaction, Baxter Pharmaceutical Solutions LLC included a BPS manufacturing facility in Bloomington, Indiana and Baxter Oncology GmbH included a manufacturing facility in Halle Germany. Previously, Baxter Oncology GmbH included an additional manufacturing site in Bielefeld Germany that was not part of the BPS business and was transferred to another Baxter entity prior to closing of the divestiture. Accordingly, amounts related to the Bielefeld site continue to be presented as continuing operations in the accompanying consolidated financial statements.
At closing of the transaction, Baxter entered into a Transition Services Agreement (BPS TSA) and a Master Commercial Manufacturing and Supply Agreement (BPS MSA) with the divested entities. Pursuant to the BPS TSA, Baxter and the divested entities provided to each other specific transition services for a period of time post-closing to help ensure business continuity and minimize disruptions. Services provided under the BPS TSA include finance, information technology, human resources, integrated supply chain and certain other administrative services. Pursuant to the BPS MSA, the divested entities will provide development, manufacturing, regulatory and other related services for certain Baxter pharmaceutical products for up to five years post-closing (with certain extension rights as provided therein).

Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations
The following table summarizes the major classes of line items included in income (loss) from discontinued operations, net of tax, for the years ended December 31, 2025, 2024 and 2023:

	Kidney Care			BioPharma Solutions			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net sales	$352	$4,513	$4,453	$—	$—	$469	$352	$4,513	$4,922
Cost of sales	226	2,812	3,628	—	—	216	226	2,812	3,844
Gross margin	126	1,701	825	—	—	253	126	1,701	1,078
Selling, general and administrative expenses	116	1,203	993	—	—	45	116	1,203	1,038
Research and development expenses	16	181	149	—	—	1	16	181	150
Goodwill impairments	—	430	—	—	—	—	—	430	—
Other operating expense (income), net	—	(1)	—	—	—	—	—	(1)	—
Operating income (loss)	(6)	(112)	(317)	—	—	207	(6)	(112)	(110)
Interest expense, net	13	13	3	—	—	(1)	13	13	2
Other (income) expense, net	7	10	25	—	—	1	7	10	26
Income (loss) from discontinued operations before gain on disposition and income taxes	(26)	(135)	(345)	—	—	207	(26)	(135)	(138)
Gain on disposition	97	—	—	—	—	2,882	97	—	2,882
Income tax expense (benefit)	128	177	(95)	—	—	357	128	177	262
Income (loss) from discontinued operations, net of tax	(57)	(312)	(250)	—	—	2,732	(57)	(312)	2,482
Less: Net income attributable to noncontrolling interest included in discontinued operations	—	11	7	—	—	—	—	11	7
Net income (loss) attributable to Baxter stockholders included in discontinued operations	$(57)	$(323)	$(257)	$—	$—	$2,732	$(57)	$(323)	$2,475
For the year ended December 31, 2025, settlement of certain net working capital adjustments made in accordance with the EPA and increased indemnification liabilities reduced the gain from sale of our Kidney Care business. For the years ended December 31, 2025 and 2024, SG&A expenses include $37 million and $261 million, respectively, of separation-related costs incurred in connection with the sale of our Kidney Care business. For the year ended December 31, 2023, SG&A expenses include $196 million and $17 million, respectively, of separation-related costs incurred in connection with the sale of our Kidney Care business and the sale of BPS, respectively.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the consolidated balance sheets as of December 31, 2024:

as of December 31 (in millions)	2024
Cash and cash equivalents	$648
Accounts receivable, net of allowances	942
Inventories	821
Prepaid expenses and other current assets	200
Current assets of discontinued operations	2,611
Property, plant and equipment, net	1,516
Goodwill	265
Other intangible assets, net	148
Operating lease right-of-use assets	204
Other non-current assets	367
Non-current assets of discontinued operations	2,500
Assets of discontinued operations	$5,111
Current maturities of finance lease obligations	$1
Accounts payable	344
Accrued expenses and other current liabilities	585
Current liabilities of discontinued operations	930
Long-term finance lease obligations, less current portion	37
Operating lease liabilities	173
Other non-current liabilities	344
Non-current liabilities of discontinued operations	554
Liabilities of discontinued operations	$1,484
NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of changes in our allowance for doubtful accounts for the years ended December 31, 2025 and 2024.

years ended December 31 (in millions)	2025	2024	2023
Balance at beginning of period	$71	$62	$50
Charged (released) to costs and expenses	(6)	7	7
Write-offs	(5)	(8)	(4)
Currency translation adjustments	3	10	9
Balance at end of period	$63	$71	$62

Inventories

as of December 31 (in millions)	2025	2024
Raw materials	$536	$510
Work in process	369	266
Finished goods	1,327	1,270
Inventories	$2,232	$2,046
Prepaid Expenses and Other Current Assets

as of December 31 (in millions)	2025	2024
Prepaid value added taxes	$86	$167
Prepaid income taxes	175	199
Spare parts	140	123
Contract assets	71	51
Derivative assets	—	8
Other	341	205
Prepaid expenses and other current assets	$813	$753
Property, Plant and Equipment, Net

as of December 31 (in millions)	2025	2024
Land and land improvements	$119	$115
Buildings and leasehold improvements	1,402	1,301
Machinery and equipment	5,454	5,047
Equipment on lease with customers	375	467
Construction in progress	704	718
Total property, plant and equipment, at cost	8,054	7,648
Accumulated depreciation	(5,144)	(4,778)
Property, plant and equipment, net	$2,910	$2,870
Depreciation expense was $383 million in 2025, $372 million in 2024 and $394 million in 2023.
Other Non-Current Assets

as of December 31 (in millions)	2025	2024
Deferred tax assets	$200	$204
Non-current receivables, net	50	50
Contract assets	76	82
Capitalized implementation costs in hosting arrangements	89	102
Pension and other postretirement benefits	66	56
Investments	103	109
Other	115	152
Other non-current assets	$699	$755

Accrued Expenses and Other Current Liabilities

as of December 31 (in millions)	2025	2024
Common stock dividends payable	$5	$87
Employee compensation and withholdings	397	447
Property, payroll and certain other taxes	96	96
Contract liabilities	141	131
Restructuring liabilities	127	112
Accrued rebates	215	214
Operating lease liabilities	81	80
Income taxes payable	83	121
Pension and other postretirement benefits	39	39
Other	784	534
Accrued expenses and other current liabilities	$1,968	$1,861
Other Non-Current Liabilities

as of December 31 (in millions)	2025	2024
Pension and other postretirement benefits	$637	$678
Deferred tax liabilities	245	103
Long-term tax liabilities	146	94
Contingent payments related to acquisitions	7	11
Contract liabilities	36	40
Litigation and environmental reserves	31	29
Restructuring liabilities	6	10
Other	179	111
Other non-current liabilities	$1,287	$1,076
Interest Expense, net

years ended December 31 (in millions)	2025	2024	2023
Interest costs	$304	$421	$523
Interest costs capitalized	(14)	(13)	(15)
Interest expense	290	408	508
Interest income	(52)	(67)	(69)
Interest expense, net	$238	$341	$439

Other (Income) Expense, net

years ended December 31 (in millions)	2025	2024	2023
Foreign exchange (gains) losses, net	$18	$25	$53
Change in fair value of marketable equity securities	(1)	(3)	(7)
Pension and other postretirement benefit (gains) losses	(45)	(39)	(48)
Gain on debt extinguishment	(16)	—	—
Equity method investment impairment	9	—	—
Non-marketable investment impairments	—	—	34
Other, net	(6)	(21)	(6)
Other (income) expense, net	$(41)	$(38)	$26
Supplemental Cash Flow Information
Non-Cash Operating and Investing Activities
Purchases of property, plant and equipment included in accounts payable and accrued liabilities as of December 31, 2025, 2024 and 2023 was $74 million, $64 million and $58 million, respectively.
Other Supplemental Information
As discussed in Note 1, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a summary of income taxes paid by jurisdiction for the year ended December 31, 2025.

year ended December 31 (in millions)	2025
United States - federal	$12
United States - state and local	12
Foreign
Australia	18
Canada	25
Germany	39
Other	116
Total income taxes paid	$222
The following table is a summary of interest paid for the years ended December 31, 2025, 2024 and 2023 and income taxes paid, in accordance with the guidance prior to the adoption of ASU 2023-09, for the years ended December 31, 2024 and 2023.

years ended December 31 (in millions)	2025	2024	2023
Interest paid, net of portion capitalized	$303	$401	$484
Income taxes paid		$223	$174

NOTE 4

GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by business segment.

(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Total
December 31, 2023	$1,241	$3,989	$563	$5,793
Impairments	—	(425)	—	(425)
Currency translation and other	(56)	(14)	(23)	(93)
December 31, 2024	$1,185	$3,550	$540	$5,275
Impairments	—	(485)	—	(485)
Currency translation and other	80	22	37	139
December 31, 2025	$1,265	$3,087	$577	$4,929
Goodwill Impairment
In connection with our annual goodwill impairment assessment in the fourth quarter of 2025, we recorded a $485 million goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment. The reduction in value was primarily due to lower forecasted operating results, a higher discount rate and a lower terminal growth rate utilized in valuing this reporting unit which contributed to reduced expected future cash flows, as well as lower earnings multiples. The fair value of the Front Line Care reporting unit was determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions used in the determination of the fair values of our reporting units generally include revenue growth rates, forecasted EBITDA margins, discount rates, terminal growth rates and earnings multiples. The discounted cash flow model used to determine the fair value of our Front Line Care reporting unit reflected our most recent cash flow projections, a discount rate of 10.0% and a terminal growth rate of 3.0%. Our reporting unit fair value measurements are classified as Level 3 in the fair value hierarchy because they involve significant unobservable inputs. As of December 31, 2025, the carrying amount of goodwill for our Front Line Care reporting unit was $1.52 billion. No goodwill impairments were recorded for our remaining reporting units in connection with our annual goodwill impairment tests because the fair values of those reporting units exceeded their carrying amounts.
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
Other Intangible Assets, Net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade Names	Other amortized intangible assets	Trade Names	In process Research and Development	Total
December 31, 2024
Gross other intangible assets	$3,387	$3,131	$958	$86	$680	$107	$8,349
Accumulated amortization	(878)	(2,075)	(107)	(66)	—	—	$(3,126)
Other intangible assets, net	$2,509	$1,056	$851	$20	$680	$107	$5,223
December 31, 2025
Gross other intangible assets	$3,393	$3,208	$953	$91	$390	$107	$8,142
Accumulated amortization	(1,095)	(2,434)	(172)	(72)	—	—	(3,773)
Other intangible assets, net	$2,298	$774	$781	$19	$390	$107	$4,369
Intangible asset amortization expense was $598 million in 2025, $625 million in 2024 and $590 million in 2023. The anticipated annual amortization expense for definite-lived intangible assets recorded as of December 31, 2025 is $568 million in 2026, $417 million in 2027, $405 million in 2028, $383 million in 2029 and $320 million in 2030.
Intangible Asset Impairments
Impairment of Indefinite-Lived Trade Name
In connection with our annual trade name impairment assessment in the fourth quarter of 2025, we recognized a pre-tax impairment charge of $290 million to reduce the carrying amount of the Welch Allyn trade name within our Healthcare Systems & Technologies segment, an indefinite-lived intangible asset, to its estimated fair value. The reduction in value was primarily due to lower forecasted revenues and margins which contributed to a lower royalty rate and reduced expected future cash flows. The intangible asset impairment charge is classified within cost of sales in the accompanying consolidated statements of income (loss) for the year ended December 31, 2025.
The fair value of the trade name intangible asset was determined using the relief from royalty method. Significant assumptions used in the determination of the fair value of the trade name intangible assets included revenue growth rates, a discount rate and a royalty rate. The relief from royalty model used in the determination of the fair value of our trade name intangible asset during 2025 reflected our most recent revenue projections, a discount rate of 9.0% and a royalty rate of 3.0%. Our trade name intangible asset fair value measurement is classified as Level 3 in the fair value hierarchy because it involves significant unobservable inputs.
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

NOTE 5

DEBT AND CREDIT FACILITIES
Debt Outstanding
At December 31, 2025 and 2024, we had the following debt outstanding:

as of December 31 (in millions)	Effective interest rate as of December 31,2025¹	2025[1]	2024[1]
Commercial paper	—%	$—	$300
1.3% notes due 2025	—%	—	625
Delayed draw term loan due 2025	—%	—	1,826
2.6% notes due 2026	—%	—	749
Term loan maturing 2027	—%	—	1,643
7.65% debentures due 2027	7.7%	5	5
1.915% notes due 2027	3.4%	834	1,446
6.625% debentures due 2028	5.8%	94	94
2.272% notes due 2028	2.4%	1,246	1,245
1.3% notes due 2029	1.4%	876	776
4.45% notes due 2029	4.2%	298	—
3.95% notes due 2030	4.1%	497	497
4.9% notes due 2030	4.6%	695	—
1.73% notes due 2031	2.7%	647	646
2.539% notes due 2032	2.6%	1,542	1,541
5.65% notes due 2035	5.2%	991	—
6.25% notes due 2037	6.3%	266	266
3.65% notes due 2042	3.9%	6	6
4.5% notes due 2043	4.6%	256	256
3.5% notes due 2046	3.7%	442	441
3.132% notes due 2051	3.2%	743	743
Finance leases and other	4.8%	38	21
Total debt and finance lease obligations		9,476	13,126
Short-term debt		(1)	(2,126)
Current maturities of long-term debt and finance lease obligations		(2)	(626)
Long-term debt and finance lease obligations		$9,473	$10,374
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
In November 2025 we commenced cash tender offers for (i) any and all of our 2.6% senior unsecured notes due 2026 (the 2026 Notes) and (ii) a portion of our 1.915% senior unsecured notes due 2027 (the 2027 Notes) in an aggregate purchase price up to $600 million. The cash tender offers were settled in December 2025.
In December 2025, we issued $300 million of 4.45% senior notes due in 2029 (the 2029 Notes), $700 million of 4.9% senior notes due in 2030 (the 2030 Notes) and $1.00 billion of 5.65% senior notes due 2035 (the 2035 Notes and together with the 2029 Notes and the 2030 Notes, the Notes). The interest rate payable on each series of the Notes will be subject to adjustment from time to time if (1) Moody’s Investors Service, Inc. (Moody’s) or Standard & Poor’s Ratings Services (S&P) downgrades (or subsequently upgrades) the debt rating applicable to the Notes of a series or (2) Moody’s or S&P ceases to rate the Notes of that series or fails to make a rating of the Notes of that series publicly available for reasons outside of our control, a “nationally recognized statistical rating organization” within the meaning of Section 3(a)(62) under the Exchange Act, selected by us as a replacement agency for Moody’s or S&P, downgrades (or subsequently upgrades), or discontinues, a rating of the Notes of that series. The indenture governing the Notes contains various covenants, which include limitations on our ability and the ability of certain of our subsidiaries to create, incur, assume or guarantee secured debt and our ability to merge or consolidate with any other entity or sell, transfer or lease all or substantially all of our properties and assets.
We used the proceeds from the Notes to fund the full repayment of the $750 million principal outstanding under the 2026 Notes (inclusive of the cash tender offer and the subsequent satisfaction and discharge with respect to the remaining 2026 Notes), the cash tender offer on the 2027 Notes in an aggregate purchase price of $600 million and repaid $645 million under the Term Loan Facility (as defined below and which was terminated in connection with this repayment). In connection with the completion of these transactions, we recognized a net pre-tax gain of $16 million from the early extinguishment of debt, which is included in other (income) expense, net in the consolidated statement of income (loss) for the year ended December 31, 2025.
In 2024, we repaid our $13 million 7.0% notes due 2024, $809 million 0.4% notes due 2024, $1.40 billion 1.322% notes due 2024, $300 million floating rate notes due 2024 and $130 million three-year term loan facility due 2024.
Credit Facilities
On June 11, 2025, we entered into an amended and restated U.S. Dollar-denominated term loan credit facility (the Term Loan Facility), which amended and restated in its entirety our prior term loan credit facility. Borrowings under the Term Loan Facility bore interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Term Loan Facility, which has now been terminated, contained various covenants, including a maximum net leverage ratio. As discussed above in the Significant Debt Activity section, in December 2025 we repaid the outstanding balance under the Term Loan Facility at which time it was terminated.
On June 11, 2025, we entered into an amended and restated revolving credit facility (the Multicurrency Revolver), which amended and restated in its entirety our prior U.S. Dollar-denominated revolving credit facility and replaced our prior Euro-denominated revolving credit facility. Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver in U.S. dollars bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio (which ratio was most recently increased for the four fiscal quarters ending December 31, 2025, March 31, 2026, June 30, 2026, and September 30, 2026 pursuant to a November 2025 amendment). Costs incurred in connection with the amendments to the Multicurrency Revolver (or its predecessor agreements) were not material. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of December 31, 2025 or 2024. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our Multicurrency Revolver for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of December 31, 2025, we had capacity to draw approximately $1.79 billion under the Multicurrency Revolver.
On July 17, 2024, we entered into a credit agreement pursuant to which a group of banks provided us with senior unsecured term loans in an aggregate principal amount of up to $2.05 billion ("bridge facility"). Borrowings under the bridge facility were available in up to three drawings to fund (a) the refinancing of our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024, and certain borrowings under our existing term loan facility and (b) payment of certain U.S. tax liabilities arising from internal reorganization transactions related to the sale of our Kidney Care business. Borrowings under the bridge facility bore interest at a rate based on our long-term debt ratings in effect from time to time and the interest rate on any borrowings outstanding beyond December 31, 2024 would increase by 0.25%. We also incurred a ticking fee on undrawn commitments at a rate based on our long-term debt ratings in effect from time to time. The banks' funding commitments under the bridge facility terminated on December 31, 2024. In November 2024, we reduced the bridge facility capacity from $2.05 billion to $1.83 billion. Additionally, during the fourth quarter of 2025 we drew on the bridge facility to repay our 1.322% Senior Notes due November 29, 2024, our Floating Rate Notes due November 29, 2024 and the outstanding balance on our three-year term loan facility. There was $1.83 billion outstanding under this bridge facility as of December 31, 2024. In January 2025, we used a portion of the approximately $3.3 billion of net after-tax cash proceeds from the sale of our Kidney Care business to repay the $1.83 billion outstanding under the bridge facility, at which time it was terminated.
We also maintain other credit arrangements, which totaled approximately $385 million and $412 million as of December 31, 2025 and 2024, respectively. There were no amounts outstanding under these arrangements as of December 31, 2025 and 2024.
As of December 31, 2025, we were in compliance with the financial covenants in the Multicurrency Revolver. The non-performance of any financial institution supporting any of the credit facilities would reduce the maximum capacity of these facilities by such institution’s respective commitment.
Commercial Paper
There was no commercial paper outstanding as of December 31, 2025. As of December 31, 2024, we had $300 million of commercial paper outstanding with a weighted-average interest rate of 4.78% and an original term of 45 days. In the first quarter of 2025, we repaid the $300 million balance outstanding as of December 31, 2024.
Future Debt Maturities

as of and for the years ended December 31 (in millions)	Debt maturities
2026	$—
2027	841
2028	1,342
2029	1,180
2030	1,200
Thereafter	4,931
Total debt maturities[1]	9,494
Discounts, premiums, and adjustments relating to hedging instruments	(56)
Total debt obligations[1]	$9,438
1 Excludes finance leases and other of $38 million as of December 31, 2025.
NOTE 6

LEASES
Lessee Activity
We have entered into operating and finance leases primarily for office, manufacturing, warehouse and R&D facilities, vehicles and equipment. Our leases have remaining terms from one to 37 years and some of those leases include options that provide us with the ability to extend the lease term for periods ranging from one to 10 years. Such options are included in the lease term when it is reasonably certain that the option will be exercised.
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
The components of lease cost for the years ended December 31, 2025, 2024 and 2023 were:

(in millions)	2025	2024	2023
Operating lease cost	$88	$89	$94
Finance lease cost
Amortization of right-of-use assets	3	4	3
Interest on lease liabilities	1	1	1
Variable lease cost	40	54	45
Lease cost	$132	$148	$143
The following table contains supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102	$100	$115
Operating cash flows from finance leases	3	5	3
Financing cash flows from finance leases	1	2	1

Right-of-use operating lease assets obtained in exchange for lease obligations	36	64	66
Right-of-use finance lease assets obtained in exchange for lease obligations	4	1	15
Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 include:

(in millions)	2025	2024
Operating leases
Operating lease right-of-use assets	$276	$306

Accrued expenses and other current liabilities	$81	$80
Operating lease liabilities	223	243
Total operating lease liabilities	$304	$323

Finance leases
Property, plant and equipment, at cost	$39	$33
Accumulated depreciation	(18)	(15)
Property, plant and equipment, net	$21	$18

Current maturities of long-term debt and finance lease obligations	$2	$2
Long-term debt and finance lease obligations	21	19
Total finance lease liabilities	$23	$21

Lease term and discount rates as of December 31, 2025 and 2024 were:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	5	6
Finance leases	7	8
Weighted-average discount rate
Operating leases	3.6%	3.1%
Finance leases	4.5%	4.2%
Maturities of operating and finance lease liabilities as of December 31, 2025 were:

(in millions)	Finance Leases	Operating Leases
2026	$4	$93
2027	4	77
2028	4	53
2029	4	34
2030	4	20
Thereafter	10	60
Total minimum lease payments	30	337
Less: imputed interest	(7)	(33)
Present value of lease liabilities	$23	$304
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
The components of lease revenue for the years ended December 31, 2025, 2024 and 2023 were:

(in millions)	2025	2024	2023
Sales-type lease revenue	$8	$10	$7
Operating lease revenue	350	380	397
Variable lease revenue	27	28	21
Total lease revenue	$385	$418	$425
The components of our net investment in sales-type leases as of December 31, 2025 and 2024 were:

(in millions)	2025	2024
Minimum lease payments	$30	$38
Unguaranteed residual values	—	(1)
Net investment in leases	$30	$37

Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets as of December 31, 2025 and 2024:

(in millions)	2025	2024
Accounts receivable, net	$11	$15
Other non-current assets	19	22
Total	$30	$37
Our net investment in sales-type leases was $30 million as of December 31, 2025, of which $1 million originated in 2021 and prior, $5 million in 2022, $6 million in 2023, $10 million in 2024 and $8 million in 2025.
Maturities of sales-type and operating leases as of December 31, 2025 were:

(in millions)	Sales-type Leases[1]	Operating Leases
2026	$15	$9
2027	9	9
2028	5	6
2029	3	3
2030	—	1
Thereafter	—	—
Total minimum lease payments	$32	$28
1 Unamortized imputed interest on minimum lease payments was $2 million as of December 31, 2025.
NOTE 7

COMMITMENTS AND CONTINGENCIES
Refer to Note 2 for information regarding contingent payments related to Vantive, recorded in accordance with the EPA.
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
In accordance with the EPA, we have agreed to indemnify Vantive for certain items. Refer to Note 2 for additional information regarding these indemnifications.
Legal Contingencies
We are involved in product liability, patent, commercial, employment, and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We regularly review legal contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates and could have a material adverse effect on our results of operations and cash flows. As of December 31, 2025 and 2024, our total recorded reserves with respect to legal and environmental matters were $47 million and $40 million, respectively.
We have established reserves for certain of the matters discussed below. While we believe that we have valid defenses in the matters set forth below, litigation is inherently uncertain, excessive verdicts do occur, and we may incur material judgments or enter into material settlements of claims.
In addition to the matters described below, we remain subject to the risk of future administrative and legal actions. With respect to governmental and regulatory matters, these actions may lead to additional product recalls, injunctions, and other restrictions on our operations (including our ability to launch new products) and monetary sanctions, including significant civil or criminal penalties. With respect to intellectual property, we may be exposed to significant litigation concerning the scope of our and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
Novum IQ Large Volume Pump (Novum LVP)
Beginning in April 2025, we initiated a voluntary correction for the Novum LVP due to the potential for under-infusion when the pump is in "standby mode" for an extended period of time. Beginning in July 2025, we initiated voluntary corrections for the Novum LVP due to the potential for under-infusion when the pump is directed to deliver a bolus infusion or significantly increase the rate of infusion after it has been running at a lower infusion rate and the potential for over- and under-infusion related to set misloading, as well as certain software anomalies. The U.S. Food and Drug Administration (FDA) classified these voluntary corrections as Class I recalls. We have implemented certain corrections related to the recalls, and are developing additional corrections related to these recalls, some of which may require regulatory clearance or approval. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. We have recorded estimates for sales reductions, for returns or exchanges of Novum LVP, and certain other charges, including estimates of reserves for remediation costs and inventory and contract asset write-downs associated with these Novum LVP corrections of approximately $105 million in the aggregate in 2025. We regularly review these estimates (including those associated with any future additional corrections and customer returns or exchanges) which may be subject to change in the future.
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at six Superfund sites. Additionally, we have reached an agreement in principle to resolve liability through a remedial investigation and feasibility study at a seventh Superfund site for an amount not material to Baxter. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of December 31, 2025 and 2024, our environmental reserves, which are measured on an undiscounted basis, were $29 million. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
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
On June 20, 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Hillrom violated Sections 1 and 2 of The Sherman Antitrust Act and Section 3 of the Clayton Act by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. On September 30, 2024, the plaintiff filed a First Amended Complaint. On November 8, 2024, Hillrom filed a Motion to Dismiss Plaintiff's Amended Complaint. Briefing was completed in January 2025, and the court held a hearing on the motion on March 25, 2025. The court granted the motion and dismissed the case with prejudice on September 12, 2025. Reading Hospital filed a Notice of Appeal of the dismissal on October 9, 2025, and briefing is underway.
On October 16, 2025, we and certain of our current and former officers and employees were named in a class action complaint captioned Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, which allegedly purchased or otherwise acquired shares of our common stock during the specified class period, filed this putative class action on behalf of itself and those who purchased or otherwise acquired Baxter common stock between February 23, 2022 and July 30, 2025. The plaintiff alleges that we and certain former and current officers and employees violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements and failing to disclose material facts relating to Novum LVP. On December 3, 2025, an additional class action complaint was filed against us and certain of our current and former officers and employees in the United States District Court for the Northern District of Illinois, captioned City of Hallansdale Beach Police Officers' and Firefighters' Personnel Retirement Trust v. Baxter International Inc., et al. The additional complaint included substantially the same allegations for the expanded period from February 23, 2022, through October 29, 2025. Plaintiffs filed their respective motions to be appointed lead plaintiff on December 15, 2025. Those motions are pending before the court.
In November 2025, certain of our current and former directors, officers and employees were named in two derivative complaints in the United States District Court for the Northern District of Illinois, captioned Ryan Wood v. Jose E.

Almeida, et al. and Kevin Gray v. Jose E. Almeida, et al., respectively. Both complaints allege, nominally on behalf of Baxter International, Inc., breaches of fiduciary duties and violations of federal law in connection with public statements about Novum LVP. The two derivative complaints were consolidated before the court on January 6, 2026.
In addition, we have received stockholder requests for inspections of our books and records in connection with statements made about Novum LVP.
In December 2025, we received a CID from the DOJ requesting documents and information related to production of Baxter’s IV flexible containers and compliance with the False Claims Act. We are cooperating fully with the DOJ in responding to the CID.
NOTE 8

STOCKHOLDERS' EQUITY
Stock-Based Compensation
Our stock-based compensation generally includes stock options, restricted stock units (RSUs), performance share units (PSUs) and purchases under our employee stock purchase plan. Shares issued relating to our stock-based plans are generally issued out of treasury stock.
As of December 31, 2025, approximately 40 million authorized shares are available for future awards under our stock-based compensation plans.
Stock Compensation Expense
Stock compensation expense was $117 million, $114 million and $115 million in 2025, 2024 and 2023, respectively. The related tax benefit recognized was $13 million in 2025, $8 million in 2024 and $10 million in 2023. Included in the benefit in 2025, 2024 and 2023 was tax expense for stock-based compensation shortfalls of $10 million, $9 million and $11 million, respectively.
Approximately 75% of stock compensation expense is classified in SG&A expenses, with the remainder classified in cost of sales and R&D expenses. Costs capitalized in the consolidated balance sheets at December 31, 2025 and 2024 were not material.
Stock compensation expense is based on awards expected to vest and therefore has been reduced by estimated forfeitures.
Stock Options
Stock options are granted to employees with exercise prices equal to 100% of the market value on the date of grant. Stock options granted to employees generally vest in one-third increments over a three-year period. Stock options granted to non-employee directors prior to 2023 generally vested immediately on the grant date and are issued with a six-month claw-back provision. Stock options typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.
The fair value of stock options is determined using the Black-Scholes model. The weighted-average assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31	2025	2023
Expected volatility	30%	27%
Expected life (in years)	6.5	6.0
Risk-free interest rate	4.1%	4.2%
Dividend yield	2.3%	3.0%
Fair value per stock option	$9	$9

The expected volatility assumption required in the Black-Scholes model was calculated principally based on our historical volatility, and to a lesser extent, on implied volatility from options trading on our stock. The historical volatility was calculated over a period of time commensurate with the expected term of the options being valued. There were no options granted for the year ended December 31, 2024.
The following table summarizes stock option activity for the year ended December 31, 2025 and the outstanding stock options as of December 31, 2025.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of January 1, 2025	17,381	$60.15
Granted	1,251	$31.25
Exercised	—	$—
Forfeited	(771)	$41.84
Expired	(4,106)	$54.86
Outstanding as of December 31, 2025	13,755	$60.12	3.95	$—
Vested or expected to vest as of December 31, 2025	13,663	$60.33	3.90	$—
Exercisable as of December 31, 2025	11,932	$64.09	3.32	$—
The aggregate intrinsic value in the table above represents the difference between the exercise price and our closing stock price on the last trading day of the year. There were no options exercised in 2025. The total intrinsic value of options exercised in 2024 and 2023 was $1 million and $5 million, respectively.
As of December 31, 2025, $10 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.
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
The following table summarizes nonvested RSU activity for the year ended December 31, 2025.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested RSUs as of January 1, 2025	6,940	$43.94
Granted	4,198	$32.63
Vested	(2,867)	$46.08
Forfeited	(2,132)	$41.35
Nonvested RSUs as of December 31, 2025	6,139	$36.12
As of December 31, 2025, $135 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.8 years. The weighted-average grant-date fair value of RSUs granted in 2025, 2024 and 2023 was $32.63, $42.37 and $39.20, respectively. The fair value of RSUs vested in 2025, 2024 and 2023 was $69 million, $46 million and $25 million, respectively.

PSUs
Our annual equity awards stock compensation program for senior management includes the issuance of PSUs. PSUs awarded in 2025 were based on our compound annual sales growth rate (CAGR) performance and our adjusted return on invested capital (ROIC) and are modified by a multiplicative modifier based on our stock performance relative to our peer group over the 3-year performance period. PSUs awarded in 2024 (which grants were made solely to our former CEO and to our current Chief Financial Officer) were based on our stock performance relative to our peer group over the 3-year performance period. PSUs awarded in 2021 through 2023 were based on our CAGR performance, our ROIC performance and on our stock performance relative to our peer group. The vesting condition for these CAGR and ROIC PSUs was set at the beginning of the 3-year performance period. Compensation cost for the CAGR and adjusted ROIC PSUs is measured based on the fair value of the awards on the date that the specific vesting terms for each award are established and the fair value of the awards is determined based on the quoted price of our stock on the grant date of the award. The compensation cost for CAGR and adjusted ROIC PSUs is adjusted at each reporting date to reflect the estimated vesting outcome.
The fair value for PSUs based on our CAGR and ROIC and awarded in 2025 is modified by a multiplicative modifier based on our stock performance relative to our peer group and the fair value of other PSUs based on our stock performance relative to our peer group (including those awarded in 2021, 2022, 2023 or 2024) is determined using a Monte Carlo model. The assumptions used in estimating the fair value of these PSUs granted during the period, along with the grant-date fair values, were as follows:

years ended December 31	2025	2024	2023
Baxter volatility	31%	29%	27%
Peer group volatility	19%-53%	20%-52%	23%-54%
Correlation of returns	0.06-0.47	0.12-0.51	0.23-0.48
Risk-free interest rate	3.9%	4.3%	4.6%
Fair value per PSU	$39	$57	$30
The following table summarizes nonvested PSU activity for the year ended December 31, 2025.

(share units in thousands)	Share units	Weighted- average grant-date fair value
Nonvested PSUs as of January 1, 2025	602	$42.36
Granted	1,012	$31.72
Vested	—	$—
Forfeited	(350)	$35.59
Nonvested PSUs as of December 31, 2025	1,264	$35.97
Unrecognized compensation cost related to all unvested PSUs of $24 million at December 31, 2025 is expected to be recognized as expense over a weighted-average period of 1.9 years.
Employee Stock Purchase Plan
Nearly all employees are eligible to participate in our employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date.
As of December 31, 2025, approximately six million shares of common stock were available for issuance to eligible participants.
During the year ended December 31, 2025, we issued approximately 1.3 million shares and during each of the years ended December 31, 2024 and 2023, we issued approximately 1.4 million shares under the employee stock purchase plan.
Cash Dividends
Total cash dividends declared per share for 2025, 2024, and 2023 were $0.52, $1.04 and $1.16, respectively.

A quarterly dividend of $0.17 per share ($0.68 on an annualized basis) was declared in February, May and July of 2025 and was paid in April, July and October of 2025, respectively. Our Board of Directors declared a quarterly dividend of $0.01 per share in November of 2025, which was paid in January of 2026.
Stock Repurchase Programs
As authorized by the Board of Directors, we repurchase our stock depending on our cash flows, net debt level and market conditions. In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in 2025 or 2024. We had $1.30 billion of repurchase authority available as of December 31, 2025.
Other
In addition to common stock, our authorized capital structure includes 100 million shares of preferred stock, no par value. As of December 31, 2025 and 2024, no shares of preferred stock were outstanding.
NOTE 9

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings plus items that are recorded directly to shareholders' equity, such as CTA, certain gains and losses from pension and other postretirement employee benefit (OPEB) plans, certain gains and losses from hedging activities and unrealized gains and losses on available-for-sale debt securities.
The following table is a net-of-tax summary of the changes in AOCI by component for the years ended December 31, 2025, 2024, and 2023.

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)
Other comprehensive income (loss) before reclassifications	171	(19)	(2)	—	150
Amounts reclassified from AOCI (a)	126	(20)	—	—	106
Net other comprehensive income (loss)	297	(39)	(2)	—	256
Balance as of December 31, 2025	$(3,133)	$(514)	$(110)	$3	$(3,754)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
Other comprehensive income (loss) before reclassifications	(445)	(19)	10	—	(454)
Amounts reclassified from AOCI (a)	—	(4)	2	—	(2)
Net other comprehensive income (loss)	(445)	(23)	12	—	(456)
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)

(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Gains (losses)
Balance as of December 31, 2022	$(3,386)	$(331)	$(119)	$3	$(3,833)
Other comprehensive income (loss) before reclassifications	216	(106)	5	—	115
Amounts reclassified from AOCI (a)	185	(15)	(6)	—	164
Net other comprehensive income (loss)	401	(121)	(1)	—	279
Balance as of December 31, 2023	$(2,985)	$(452)	$(120)	$3	$(3,554)
(a)    See table below for details about these reclassifications.
The following table is a summary of the amounts reclassified from AOCI to net income (loss) during the years ended December 31, 2025, 2024 and 2023.

	Amounts reclassified from AOCI (a)
(in millions)	2025	2024	2023	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from Kidney Care separation	$(126)	$—	$—	Income (loss) from discontinued operations, net of tax
Reclassification of cumulative translation loss to earnings from BPS divestiture	—	—	(185)	Income (loss) from discontinued operations, net of tax
	(126)	—	(185)	Total before tax
Less: Tax effect	—	—	—	Income tax expense (benefit)
	$(126)	$—	$(185)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$11	$6	$18	Other (income) expense, net
Settlement charges	—	—	(2)	Other (income) expense, net
Pension settlement from Kidney Care separation	14	—	—	Income (loss) from discontinued operations, net of tax
Pension settlement from BPS divestiture	—	—	4	Income (loss) from discontinued operations, net of tax
	25	6	20	Total before tax
Less: Tax effect	(2)	(2)	(5)	Income tax expense (benefit)
Less: Tax effect on pension settlement from Kidney Care separation	(3)	—	—	Income tax expense (benefit)
	$20	$4	$15	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$6	$8	$16	Cost of sales
Interest rate contracts	(6)	(6)	(6)	Interest expense, net
Fair value hedges	—	(5)	(3)	Other (income) expense, net
	—	(3)	7	Total before tax
Less: Tax effect	—	1	(1)	Income tax expense (benefit)
	$—	$(2)	$6	Net of tax
Total reclassifications for the period	$(106)	$2	$(164)	Total net of tax
(a)Amounts in parentheses indicate reductions to net income.

Refer to Note 12 for additional information regarding the amortization of pension and OPEB items and Note 15 for additional information regarding hedging activity.
NOTE 10

REVENUES
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Net trade accounts receivable was $1.70 billion and 1.54 billion as of December 31, 2025 and 2024, respectively.
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
The following table summarizes our contract assets:

as of December 31 (in millions)	2025	2024
Contract manufacturing services	$3	$2
Software sales	34	44
Bundled equipment and consumable medical products contracts	110	87
Contract assets	$147	$133
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
The following table summarizes contract liability activity for the years ended December 31, 2025 and 2024. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

year ended December 31 (in millions)	2025	2024
Balance at beginning of period	$171	$169
New revenue deferrals	605	554
Revenue recognized upon satisfaction of performance obligations	(601)	(555)
Currency translation	2	3
Balance at end of period	$177	$171
In 2025 and 2024, $115 million and $103 million of revenue was recognized that was included in contract liabilities as of December 31, 2024 and 2023, respectively. In 2023, $117 million of revenue was recognized that was included in contract liabilities as of December 31, 2022.
The following table summarizes the classification of contract assets and contract liabilities as reported in the consolidated balance sheet:

as of December 31 (in millions)	2025	2024
Prepaid expenses and other current assets	$71	$51
Other non-current assets	76	82
Contract assets	$147	$133

Accrued expenses and other current liabilities	$141	$131
Other non-current liabilities	36	40
Contract liabilities	$177	$171
Disaggregation of Net Sales
Refer to Note 17 for additional information on our net sales including the disaggregation of net sales within each of our segments and net sales by geographic location.
NOTE 11

BUSINESS OPTIMIZATION CHARGES
We are continuing to undertake actions to transform our cost structure and enhance operational efficiency. In recent years, these efforts have included restructuring the organization into verticalized segments, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management and centralizing and streamlining certain support functions, some of which are still ongoing. We currently expect to incur additional pre-tax cash costs, primarily related to the implementation of business optimization programs, of approximately $2 million through the completion of initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and we expect to incur additional restructuring charges and costs in future periods to implement business optimization programs. For segment reporting, business optimization charges are unallocated expenses.

We recorded the following charges related to business optimization programs in 2025, 2024 and 2023:

years ended December 31 (in millions)	2025	2024	2023
Restructuring charges	$162	$146	$141
Costs to implement business optimization programs[1]	16	16	33
Total business optimization charges	$178	$162	$174
1 Costs to implement business optimization programs for the years ended December 31, 2025, 2024 and 2023, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. The costs were primarily included within cost of sales and SG&A expenses.
The costs of restructuring actions consisted primarily of employee termination costs, contract termination costs and asset impairments. During the years ended December 31, 2025, 2024 and 2023, we recorded the following restructuring charges:

	2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$36	$62	$11	$109
Contract termination and other costs	11	4	—	15
Asset impairments	19	19	—	38
Total restructuring charges	$66	$85	$11	$162
	2024
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$20	$48	$30	$98
Contract termination and other costs	3	6	—	9
Asset impairments	39	—	—	39
Total restructuring charges	$62	$54	$30	$146
	2023
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$20	$91	$10	$121
Contract termination and other costs	(1)	3	—	2
Asset impairments	11	7	—	18
Total restructuring charges	$30	$101	$10	$141
For the year ended December 31, 2025, $100 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment. For the year ended December 31, 2025, $28 million of the restructuring charges reflected in the table above, consisting of $14 million of asset impairment charges, $9 million of contract termination and other costs, and $5 million of employee termination costs, were related to the exit of a product line at one of our manufacturing facilities.
For the year ended December 31, 2024, $45 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment. For the year ended December 31, 2024, $46 million of the restructuring charges reflected in the table above were related to business optimization initiatives within our Healthcare Systems & Technologies segment. These charges included $21 million of long-lived asset impairment charges, $9 million of other asset write-downs related to inventory and $2 million of employee termination costs related to our decision to discontinue a product line. Additionally, these charges included $14 million of employee termination costs related to other business optimization initiatives within this segment.
For the year ended December 31, 2023, $81 million of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to the implementation of our new operating model intended to streamline our operations.

The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2022	$86
Charges	146
Payments	(101)
Reserve adjustments	(23)
Currency translation	(13)
Liability balance as of December 31, 2023	95
Charges	116
Payments	(80)
Reserve adjustments	(9)
Liability balance as of December 31, 2024	122
Charges	137
Payments	(118)
Reserve adjustments	(13)
Currency translation	5
Liability balance as of December 31, 2025	$133
Reserve adjustments primarily relate to employee termination cost reserves established in prior periods.
Substantially all of our restructuring liabilities as of December 31, 2025 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2026.
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

	Pension benefits		OPEB
as of and for the years ended December 31 (in millions)	2025	2024	2025	2024
Benefit obligations
Beginning of period	$2,748	$2,901	$141	$154
Service cost	13	11	—	—
Interest cost	136	136	7	8
Participant contributions	2	3	—	—
Actuarial (gain) loss	81	(129)	6	(3)
Benefit payments	(148)	(133)	(15)	(15)
Settlements	(5)	(8)	—	—
Curtailment	(2)	—	—	—
Plan Amendments	—	—	—	(2)
Foreign exchange and other	34	(33)	—	(1)
End of period	2,859	2,748	139	141
Fair value of plan assets
Beginning of period	2,228	2,350	—	—
Actual return on plan assets	221	(4)	—	—
Employer contributions	56	46	15	15
Participant contributions	2	3	—	—
Benefit payments	(148)	(133)	(15)	(15)
Settlements	(5)	(8)	—	—
Foreign exchange and other	34	(26)	—	—
End of period	2,388	2,228	—	—
Funded status at December 31	$(471)	$(520)	$(139)	$(141)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$66	$56	$—	$—
Current liability	(24)	(23)	(15)	(16)
Noncurrent liability	(513)	(553)	(124)	(125)
Net liability recognized at December 31	$(471)	$(520)	$(139)	$(141)
Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial losses in 2025 and gains in 2024 related to plan benefit obligations were primarily the result of changes in discount rates.
The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of our pension plans was $2.83 billion and $2.71 billion at the 2025 and 2024 measurement dates, respectively.

The information in the funded status table above represents the totals for all of our pension plans. The following table is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2025	2024
ABO	$2,508	$2,403
Fair value of plan assets	$1,982	$1,843
The following table presents information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets and are therefore also included in the table directly above).

as of December 31 (in millions)	2025	2024
PBO	$2,519	$2,419
Fair value of plan assets	$1,982	$1,843
Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	Pension benefits	OPEB
2026	$172	$15
2027	179	15
2028	186	14
2029	190	13
2030	195	13
2031 through 2035	1,009	53
Total expected net benefit payments for next 10 years	$1,931	$123
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
The following table is a summary of the pre-tax losses (gains) included in AOCI at December 31, 2025 and 2024.

(in millions)	Pension benefits	OPEB
Actuarial loss (gain)	$680	$(27)
Prior service credit and transition obligation	9	(2)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2025	$689	$(29)
Actuarial loss (gain)	$642	$(42)
Prior service credit and transition obligation	11	(10)
Total pre-tax loss (gain) recognized in AOCI at December 31, 2024	$653	$(52)

Refer to Note 9 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following table is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

Year ended December 31 (in millions)	2025	2024	2023
Gain (loss) arising during the year, net of tax of $(14) in 2025, $(6) in 2024 and $31 in 2023	$(20)	$(15)	$(103)
Amortization of gain (loss) to earnings, net of tax of $(3) in 2025, zero in 2024 and $(5) in 2023	(8)	(4)	13
Settlement charges, net of tax of zero in 2025 and 2024 and $(1) 2023	—	—	(2)
Pension and other employee benefits	$(28)	$(19)	$(92)
In 2025, 2024 and 2023, OCI activity for pension and OPEB plans was primarily related to actuarial gains and losses.
Net Periodic Benefit Cost

Year ended December 31 (in millions)	2025	2024	2023
Pension benefits
Service cost	$13	$11	$19
Interest cost	136	136	148
Expected return on plan assets	(176)	(179)	(187)
Amortization of net losses and other deferred amounts	6	15	6
Curtailment gain	(1)	—	—
Settlement charges	—	—	1
Other	—	—	1
Net periodic pension benefit cost	$(22)	$(17)	$(12)
OPEB
Interest cost	$7	$8	$8
Amortization of net losses and prior service credit	(17)	(19)	(24)
Curtailment gain	—	—	(1)
Net periodic OPEB cost	$(10)	$(11)	$(17)
Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	Pension benefits		OPEB
	2025	2024	2025	2024
Discount rate
U.S. and Puerto Rico plans	5.46%	5.71%	5.13%	5.54%
International plans	3.90%	3.67%	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	4.00%	3.00%	n/a	n/a
International plans	2.96%	3.07%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	6.50%	6.75%
Rate decreased to	n/a	n/a	5.00%	5.00%
by the year ended	n/a	n/a	2032	2032
The assumptions above, which were used in calculating the December 31, 2025 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2026.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	Pension benefits			OPEB
	2025	2024	2023	2025	2024	2023
Discount rate
U.S. and Puerto Rico plans	5.71%	5.20%	5.55%	5.54%	5.11%	5.46%
International plans	3.67%	3.41%	4.11%	n/a	n/a	n/a
Expected return on plan assets
U.S. and Puerto Rico plans	6.65%	6.65%	6.43%	n/a	n/a	n/a
International plans	5.21%	4.86%	4.93%	n/a	n/a	n/a
Rate of compensation increase
U.S. and Puerto Rico plans	3.00%	2.60%	2.93%	n/a	n/a	n/a
International plans	3.06%	3.32%	3.43%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	6.50%	6.75%	6.25%
Rate decreased to	n/a	n/a	n/a	5.00%	5.00%	5.00%
by the year ended	n/a	n/a	n/a	2032	2032	2029
We established the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on our asset allocation), as well as an analysis of current market and economic information and future expectations. We plan to use a 7.25% assumption for our U.S. and Puerto Rico plans for 2026.
Pension Plan Assets
An investment committee of members of senior management is responsible for supervising, monitoring and evaluating the invested assets of our funded pension plans. The investment committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, use of derivatives, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. The investment committee utilizes an Outsourced Chief Investment Officer model where investment decisions are outsourced to investment consultants, for our U.S. and Puerto Rico Plans, who in turn become co-fiduciaries with the investment committee.
Plan assets are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and exceed the planned benchmark investment return. Investment strategies and asset allocations are based on consideration of plan liabilities, the plans’ funded status and other factors, such as the plans’ demographics and liability durations. Investment performance is reviewed by the investment committee on a quarterly basis and asset allocations are reviewed on a periodic basis.
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

The following tables summarize our pension plan financial instruments that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at NAV (a)
Assets
Cash	$60
Fixed income securities
Cash equivalents	$181	$—	$181	$—	$—
U.S. government and government agency issues	245	—	245	—	—
Corporate bonds	398	—	398	—	—
Equity securities
Mutual funds	743	222	521	—	—
Common/collective trust funds	335	—	38	—	297
Partnership investments	204	—	—	—	204
Other holdings	222	5	85	132	—
Fair value of pension plan assets	$2,388	$227	$1,468	$132	$501
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

The following table is a reconciliation of changes in fair value measurements that used significant unobservable inputs (Level 3).

(in millions)	Other holdings
Balance at December 31, 2023	$155
Unrealized gains (losses)	(24)
Sales	(7)
Purchases	3
Balance at December 31, 2024	127
Unrealized gains (losses)	10
Sales	(7)
Purchases	2
Balance at December 31, 2025	$132

The assets and liabilities of our pension plans are valued using the following valuation methods:

Investment category	Valuation methodology

Cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currencies. The fair value of the short-term investment fund is based on the net asset value.

U.S. government and government agency issues	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Corporate bonds	Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs.

Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager.

Common/collective trust funds	Values are based on the net asset value of the units held at year end.

Partnership investments	Values are based on the net asset value of the participation by us in the investment as determined by the general partner or investment manager of the respective partnership.

Other holdings	Other holdings includes assets valued by pricing vendors using pricing matrices or models that use observable inputs and an insurance contract held by our pension plan in the United Kingdom, which is measured using a discounted cash flow model. In addition to observable market inputs such as interest rates, the fair value measurement of the insurance contract also reflects unobservable inputs, such as qualitative judgments about pricing of similar contracts in the insurance market.

Expected Pension and OPEB Plan Funding
Our funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that we may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by us, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. In 2026, we have no obligation to fund our principal plans in the United States, but we regularly reassess the amount and timing of any discretionary contributions. Conversely, we do expect to make contributions of at least $10 million to our Puerto Rico plan and $5 million to our foreign pension plans in 2026. Additionally, we expect to have net cash outflows relating to our OPEB plans of approximately $15 million in 2026.

The following table details the funded status percentage of our pension plans as of December 31, 2025, including certain plans that are unfunded in accordance with the guidelines of our funding policy outlined above.

	United States and Puerto Rico		International
as of December 31, 2025 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$1,890	$ n/a	$498	$ n/a	$2,388
PBO	2,117	185	537	20	2,859
Funded status percentage	89%	n/a	93%	n/a	84%
U.S. Defined Contribution Plan
Most U.S. employees are eligible to participate in a qualified defined contribution plan. We recognized expense of $102 million in 2025, $119 million in 2024 and $116 million in 2023 related to contributions to this plan.
NOTE 13

INCOME TAXES
Income (Loss) Before Income Tax Expense (Benefit) by Category

years ended December 31 (in millions)	2025	2024	2023
United States	$(1,345)	$(1,499)	$(1,057)
Foreign	840	1,210	1,299
Income (loss) from continuing operations before income taxes	$(505)	$(289)	$242
Income Tax Expense (Benefit)

years ended December 31 (in millions)	2025	2024	2023
Current
United States
Federal	$118	$19	$1
State and local	29	21	9
Foreign	171	259	307
Current income tax expense (benefit)	318	299	317
Deferred
United States
Federal	(34)	(197)	(123)
State and local	37	(21)	(25)
Foreign	74	(44)	(108)
Deferred income tax expense (benefit)	77	(262)	(256)
Income tax expense (benefit)	$395	$37	$61
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax provisions, including extensions of key provisions from the 2017 Tax Cuts and Jobs Act and modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The impact of the OBBBA legislation on our income tax expense for the year ending December 31, 2025 was not material. We will continue to monitor regulatory guidance and interpretations as they are issued.

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2025	2024
Deferred tax assets
Accrued liabilities and other	$403	$310
Pension and other postretirement benefits	124	131
Tax credit and net operating loss carryforwards	433	750
Swiss tax reform net asset basis step-up	103	92
Operating lease liabilities	66	139
Valuation allowances	(543)	(536)
Total deferred tax assets	586	886
Deferred tax liabilities
Unremitted earnings of subsidiaries	33	21
Long-lived assets and other	536	632
Operating lease right-of-use assets	62	132
Total deferred tax liabilities	631	785
Net deferred tax asset (liability)	$(45)	$101
At December 31, 2025, we had U.S. state operating loss carryforwards totaling $70 million, U.S. federal operating loss carryforwards totaling $9 million and tax credit carryforwards totaling $277 million, which includes a U.S. foreign tax credit carryforward of $235 million. The U.S. federal and state operating loss and tax credit carryforwards expire between 2026 and 2045, with $13 million of the operating loss carryforwards having no expiration date.
At December 31, 2025, with respect to our operations outside the U.S., we had operating loss carryforwards totaling $69 million and tax credit carryforwards totaling $16 million. The non-U.S. operating loss carryforwards expire between 2026 and 2044 with $47 million having no expiration date. All of the non-U.S. tax credit carryforwards have no expiration date.
Realization of the U.S. and foreign operating loss and tax credit carryforwards depends on generating sufficient future earnings. During 2025, because of a cumulative history of operating losses in the U.S., we recorded a valuation allowance against our U.S. deferred tax assets, including certain federal and state tax attributes such as foreign tax credits. Additionally, we recorded additional valuation allowance against deferred tax assets in Switzerland related to the tax basis step-up we received in connection with the 2019 Swiss tax reform. We also determined that certain tax losses in Malta would not be realizable due to legal entity restructuring activities and reduced our tax attributes and valuation allowance for the Malta losses accordingly.
The following table is a summary of changes in our deferred tax valuation allowance for the years ended December 31, 2025, 2024 and 2023.

years ended December 31 (in millions)	2025	2024	2023
Balance at beginning of period	$536	$584	$631
Charged to income tax expense	309	48	87
Deductions	(349)	(73)	(139)
Currency translation adjustments	47	(23)	5
Balance at end of period	$543	$536	$584

Income Tax Expense (Benefit) Reconciliation
As discussed in Note 1, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the income tax expense (benefit) at the U.S. statutory rate to our income tax expense (benefit) for the year ended December 31, 2025.

year ended December 31 (in millions)	2025	%
Income tax expense (benefit) at U.S. statutory rate	$(106)	21.0%
State and local income taxes, net of federal (national) income tax effect[1]	62	(12.3)%
Foreign tax effects
Costa Rica
Local tax incentive rate	(23)	4.6%
Other	10	(2.0)%
Netherlands	26	(5.1)%
Puerto Rico
Local tax incentive rate	(19)	3.8%
Other	9	(1.8)%
Switzerland
Changes in valuation allowances	54	(10.7)%
Other	(5)	1.0%
Other jurisdictions	37	(7.3)%
Effect of cross-border tax laws
Global intangible low taxed income, net of tax credits	18	(3.6)%
Effect of internal reorganization	(56)	11.1%
Other	(8)	1.6%
Tax credits
Foreign tax credits	(24)	4.8%
Research and development tax credits	(18)	3.6%
Changes in valuation allowances	88	(17.4)%
Nontaxable or Non-deductible items
Non-deductible goodwill impairment	90	(17.8)%
Other, net	15	(3.0)%
Changes in unrecognized tax benefits	246	(48.7)%
Other adjustments
Other, net	(1)	0.2%
Income tax expense (benefit)	$395	(78.2)%
1 State taxes in IL, IN, CA, and PA made up the majority (greater than 50 percent) of the tax effect in this category.

The following table is a reconciliation of the income tax expense (benefit) at the U.S. statutory rate to our income tax expense (benefit) for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09.

years ended December 31 (in millions)	2024	2023
Income tax expense (benefit) at U.S. statutory rate	$(61)	$51
Tax incentives	(176)	(200)
State and local taxes, net of federal benefit	(9)	(2)
Impact of foreign taxes	137	190
Non-deductible goodwill impairments	86	—
Notional interest deduction expense (benefit)	(37)	31
Valuation allowances	(25)	(51)
Stock compensation (windfall) shortfall tax expense (benefit)	9	10
Research and development tax credits	(19)	(17)
Uncertain tax positions	9	6
Unutilized foreign tax credits	15	32
Subpart F income	18	26
Foreign tax credits	(5)	(7)
Pillar Two taxes	11	—
Revaluation of Swiss basis step-up deferred tax asset	58	—
Tax law changes on Section 987	17	—
Other, net	9	(8)
Income tax expense (benefit)	$37	$61
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
In 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by an increase in liabilities for uncertain tax positions, an increase in the valuation allowance related to the realizability of our deferred tax assets, changes in the treatment of accumulated earnings that are considered indefinitely reinvested as of December 31, 2025 and a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss for the period.
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
Certain of our unremitted foreign earnings are considered to be indefinitely reinvested. The determination of taxes that would be incurred upon the future remittance of such earnings is not practicable.
Our tax provisions for 2025, 2024 and 2023 do not include any significant tax charges related to either the Base Erosion and Anti-Abuse Tax (BEAT) or Global Intangible Low Taxed Income (GILTI) provisions, except for the inability to fully utilize foreign tax credits against such GILTI. Our accounting policy is to recognize any GILTI charge as a period cost.

Unrecognized Tax Benefits
We classify interest and penalties associated with income taxes in income tax expense (benefit) within the consolidated statements of income (loss). Net interest and penalties recognized were not significant during 2025, 2024 and 2023. The liability recognized related to interest and penalties was $15 million and $21 million as of December 31, 2025 and 2024, respectively. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate are $110 million, $51 million and $47 million as of December 31, 2025, 2024 and 2023, respectively.
The following table is a reconciliation of our unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023.

as of and for the years ended (in millions)	2025	2024	2023
Balance at beginning of the year	$96	$89	$87
Increase associated with tax positions taken during the current year	5	10	9
Increase (decrease) associated with tax positions taken during a prior year	258	5	3
Settlements	—	(1)	(2)
Decrease associated with lapses in statutes of limitations	(30)	(7)	(8)
Balance at end of the year	$329	$96	$89
Of the gross unrecognized tax benefits, $109 million and $39 million were recognized as liabilities in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Tax Incentives
We have received tax incentives in Puerto Rico, Dominican Republic, Costa Rica, and Switzerland. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense (benefit) reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings (loss) by $57 million in 2025, $176 million in 2024, and $200 million in 2023, and favorably impacted earnings (loss) per diluted share by $0.11 in 2025, $0.34 in 2024 and $0.39 in 2023. The Switzerland incentive program expired at the end of 2024 and therefore did not provide any benefit in 2025, however did contribute to the benefits recognized in 2024 and 2023. The other tax incentives provide that our manufacturing operations are and will be partially exempt from local taxes with varying expirations from 2025 to 2034.
Examinations of Tax Returns
As of December 31, 2025, we had ongoing audits in the United States, Belgium, Germany, Italy and other jurisdictions. We are currently under examination by the Internal Revenue Service (IRS) for transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. While we have not yet received a final Notice of Proposed Adjustment (NOPA) from the IRS, the examination is ongoing, and we are in the process of responding to inquiries from, and engaging in ongoing discussions with, the IRS related to certain intercompany transactions between our U.S. entities and these foreign manufacturers. As a result, we have recorded reserves for uncertain tax positions related to these transfer pricing matters for tax years 2019 through 2025. These reserves in aggregate are recorded to expense for approximately $280 million, exclusive of any potential penalties and interest. While we believe that our transfer pricing positions are well documented, properly supported, and adequate amounts have been reserved to account for any adjustments that may ultimately result from this examination, the ultimate outcome of this matter is uncertain (upon the receipt of a final NOPA or otherwise).
Tax years 2012 and forward remain open to examination by various foreign taxing authorities. While the final outcome of these matters is inherently uncertain, we believe we have made adequate tax provisions for all years subject to examination.

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
The following table is a reconciliation of net income (loss) attributable to Baxter stockholders.

years ended December 31(in millions)	2025	2024	2023
Income (loss) from continuing operations	$(900)	$(326)	$181
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—	—
Income (loss) from continuing operations attributable to Baxter stockholders	(900)	(326)	181
Income (loss) from discontinued operations	(57)	(312)	2,482
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	11	7
Income (loss) from discontinued operations attributable to Baxter stockholders	(57)	(323)	2,475
Net income (loss) attributable to Baxter stockholders	$(957)	$(649)	$2,656
The following table is a reconciliation of basic shares to diluted shares.

years ended December 31(in millions)	2025	2024	2023
Basic shares	513	510	506
Effect of dilutive securities	—	—	2
Diluted shares	513	510	508
Basic and diluted shares are the same for the years ended December 31, 2025 and 2024 due to our loss from continuing operations attributable to Baxter stockholders. The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 22 million, 25 million, and 19 million equity awards in 2025, 2024 and 2023, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS. Refer to Note 8 for additional information regarding items impacting basic shares.
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

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, British Pound, Chinese Renminbi, Swedish Krona, Polish Zloty, Swiss Franc, Australian Dollar, Turkish Lira, Singapore Dollar and Korean Wan. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
There were no foreign exchange contracts designated as cash flow hedges outstanding as of December 31, 2025. The notional amounts of foreign exchange contracts designated as cash flow hedges were $99 million as of December 31, 2024. There were no outstanding interest rate contracts designated as cash flow hedges as of December 31, 2025 and 2024.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of December 31, 2025 and 2024.
In October 2023, we entered into a foreign currency forward contract with a notional amount of $798 million and designated that derivative as a fair value hedge of our €750 million of 0.40% senior notes due May 2024. This forward contract matured in May 2024.
Net Investment Hedges
In May 2017, we issued €600 million of 1.3% senior notes due May 2025. We had designated these debt obligations as hedges of our net investment in our European operations and, as a result, mark to spot rate adjustments of the outstanding debt balances were previously recorded as a component of AOCI. In March 2025, we dedesignated this previously designated net investment hedge and concurrently entered into forward contracts to manage foreign exchange risk in earnings related to these outstanding debt balances. These forward contracts matured in May 2025.
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
As of December 31, 2025, we had an accumulated pre-tax unrealized translation loss in AOCI of $3 million related to the Euro-denominated senior notes.
Dedesignations
If it is determined that a derivative or nonderivative hedging instrument is no longer highly effective as a hedge, we discontinue hedge accounting prospectively. Gains or losses relating to terminations of effective cash flow hedges generally continue to be deferred and are recognized consistent with the loss or income recognition of the underlying hedged transactions. However, if it is probable that hedged forecasted transactions will not occur, any gains or losses would be immediately reclassified from AOCI to earnings. There were no cash flow hedge dedesignations in 2025, 2024 or 2023 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur. The losses relating to these terminations continue to be deferred and are being recognized consistent with the underlying hedged item, interest expense on the issuance of debt.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated in 2025, 2024 or 2023.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. In both March 2025 and October 2023, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above. There were no net investment hedges terminated in 2024.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
In March 2025, as discussed in the "Net Investment Hedges" section above, we entered into forward contracts with a notional amount of $655 million to hedge the repayment of our Euro-denominated senior notes due May 2025. These forward contracts matured in May 2025. The total notional amount of undesignated derivative instruments was $323 million and $389 million as of December 31, 2025 and 2024, respectively.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the years ended December 31, 2025, 2024 and 2023.

(in millions)	Gain (loss) recognized in OCI			Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
	2025	2024	2023		2025	2024	2023
Cash flow hedges
Interest rate contracts	$—	$—	$—	Interest expense, net	$(6)	$(6)	$(6)
Foreign exchange contracts	(1)	17	15	Cost of sales	6	8	15
Fair value hedges
Foreign exchange contracts	—	(3)	(4)	Other (income) expense, net	—	(5)	(3)
Net investment hedges	(127)	87	(58)	Other (income) expense, net	—	—	—
Total	$(128)	$101	$(47)		$—	$(3)	$6

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2025	2024	2023
Fair value hedges
Foreign exchange contracts	Other (income) expense, net	$—	$(24)	$38
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	30	(13)	2
Total		$30	$(37)	$40
The following table summarizes net-of-tax activity in AOCI, a component of stockholders’ equity, related to our cash flow hedges.

as of and for the year ended December 31 (in millions)	2025	2024	2023
Accumulated other comprehensive income (loss) balance at beginning of year	$(108)	$(120)	$(119)
(Loss) gain in fair value of derivatives during the year	(2)	10	5
Amount reclassified to earnings during the year	—	2	(6)
Accumulated other comprehensive income (loss) balance at end of year	$(110)	$(108)	$(120)
As of December 31, 2025, $4 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the consolidated balance sheet as of December 31, 2025.

	Derivatives in liability positions
(in millions)	Balance sheet location	Fair value
Derivative instruments designated as hedges
Net investment hedges	Long-term debt and finance lease obligations, less current portion	$834
Undesignated derivative instruments
Foreign exchange contracts	Accrued expenses and other current liabilities	1
Total derivative instruments		$835

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

	December 31, 2025		December 31, 2024
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheets	$—	$1	$7	$2
Gross amount subject to offset in master netting arrangements not offset in the consolidated balance sheets	—	—	(1)	(1)
Total	$—	$1	$6	$1
The following table presents the amounts recorded on the consolidated balance sheets related to fair value hedges:

	Carrying amount of hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items (a)
(in millions)	Balance as of December 31, 2025	Balance as of December 31, 2024	Balance as of December 31, 2025	Balance as of December 31, 2024
Long-term debt	$99	$99	$2	$2
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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale debt securities	$1	$—	$—	$1
Marketable equity securities	15	15	—	—
Total	$16	$15	$—	$1
Liabilities
Foreign exchange contracts	$1	$—	$1	$—
Contingent payments related to acquisitions	7	—	—	7
Indemnifications related to Kidney Care separation[1]	53	—	—	53
Total	$61	$—	$1	$60
1See Note 2 for additional information.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$7	$—	$7	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	13	13	—	—
Total	$21	$13	$7	$1
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Contingent payments related to acquisitions	12	—	—	12
Total	$14	$—	$2	$12
As of December 31, 2025 and 2024, cash and cash equivalents of $1.97 billion and $1.76 billion, respectively, included money market and other short-term funds of approximately $832 million and $583 million, respectively, that are considered Level 2 in the fair value hierarchy.
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

	2025			2024
as of and for the years ended December 31 (in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$—	$12	$1	$14	$1
Additions	67	—	—	—	—
Change in fair value recognized in earnings	—	2	—	—	—
Payments	(14)	(5)	—	(2)	—
Transfers out of Level 3	—	(2)	—	—	—
Fair value at end of period	$53	$7	$1	$12	$1
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

	Book values		Fair values(a)
as of December 31 (in millions)	2025	2024	2025	2024
Liabilities
Short-term debt	$—	$2,126	$—	$2,126
Current maturities of long-term debt	—	626	—	619
Long-term debt	9,436	10,374	8,714	9,295
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
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $50 million and $37 million at December 31, 2025 and 2024, respectively. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our consolidated balance sheets.

NOTE 17

SEGMENT AND GEOGRAPHIC INFORMATION
Our business is comprised of three reportable segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices, and other accessories. The Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthetics and drug compounding. Other sales not allocated to a segment primarily include sales to Vantive, pursuant to the Kidney Care MSA, and sales of products and services provided directly through certain of our manufacturing facilities.

Disaggregation of Net Sales
The following tables present our U.S. and International disaggregated net sales.

for the years ended December 31	2025			2024			2023
(in millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Technologies	$2,236	$1,865	$4,101	$2,279	$1,824	$4,103	$2,227	$1,733	$3,960
Advanced Surgery	648	550	1,198	603	501	1,104	582	469	1,051
Medical Products & Therapies	2,884	2,415	5,299	2,882	2,325	5,207	2,809	2,202	5,011
Care & Connectivity Solutions	1,372	539	1,911	1,311	503	1,814	1,263	537	1,800
Front Line Care	871	289	1,160	843	294	1,137	905	308	1,213
Healthcare Systems & Technologies	2,243	828	3,071	2,154	797	2,951	2,168	845	3,013
Injectables & Anesthesia	749	603	1,352	780	593	1,373	759	588	1,347
Drug Compounding	—	1,141	1,141	—	1,038	1,038	—	902	902
Pharmaceuticals	749	1,744	2,493	780	1,631	2,411	759	1,490	2,249
Other	246	135	381	34	33	67	66	21	87
Total Baxter	$6,122	$5,122	$11,244	$5,850	$4,786	$10,636	$5,802	$4,558	$10,360
Geographic Information
Our net sales are attributed to the following geographic regions based on the location of the customer.

for the years ended December 31 (in millions)	2025	2024	2023
Net sales:
United States	$6,122	$5,850	$5,802
Emerging markets[1]	1,394	1,350	1,343
Rest of world [2]	3,728	3,436	3,215
Total net sales	$11,244	$10,636	$10,360
1 Emerging markets include sales from our operations in Eastern Europe, the Middle East, Africa, Latin America and Asia (except for Japan).
2 Rest of world includes sales from our operations in Western Europe, Canada, Japan, Australia and New Zealand.
Our property, plant and equipment and operating lease right-of-use assets, net are attributed to the following geographic regions.

as of December 31 (in millions)	2025	2024
Property, plant and equipment and operating lease right-of-use assets, net:
United States	$1,609	$1,654
Emerging markets	817	793
Rest of world	760	729
Total property, plant and equipment and operating lease right-of-use assets, net	$3,186	$3,176

Segment Information
In the first quarter of 2025, in conjunction with the change in our Chief Executive Officer, we determined that our chief operating decision maker (CODM) was comprised of our Chair and Interim Chief Executive Officer, and our former Executive Vice President, Chief Operating Officer and Interim Group President, Medial Products & Therapies. In the third quarter of 2025, in conjunction with the appointment of Andrew Hider as our President and Chief Executive Officer, we determined that our President and Chief Executive Officer is now the CODM, who reviews the financial information presented for purposes of evaluating the performance of our segments and to make resource allocation decisions. The change in CODM during both the first and third quarter of 2025 did not result in a change in our segments.
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
Segment results include net sales, cost of sales, SG&A, R&D expenses, corporate costs that had previously been allocated to our former Kidney Care segment which did not convey in the related sale, and other segment items which are directly allocated to each segment. Billings by us under the Kidney Care TSA are included in other segment items as further described in Note 2. Beginning in 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following tables present our segment information of net sales, significant expenses and operating income during the periods presented.

	For the year ended December 31, 2025
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$5,299	$3,071	$2,493
Cost of sales	3,065	1,603	1,777
Selling, general and administrative expenses	1,162	873	429
Research and development expenses	209	190	101
Other segment items	(107)	(36)	(36)
Segment operating income	$970	$441	$222

	For the year ended December 31, 2024
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$5,207	$2,951	$2,411
Cost of sales	2,867	1,464	1,612
Selling, general and administrative expenses	1,176	836	396
Research and development expenses	216	184	91
Other segment items	(2)	(1)	(1)
Segment operating income	$950	$468	$313

	For the year ended December 31, 2023
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$5,011	$3,013	$2,249
Cost of sales	2,720	1,532	1,400
Selling, general and administrative expenses	1,097	822	363
Research and development expenses	222	176	86
Other segment items	—	—	(1)
Segment operating income	$972	$483	$401

The following table presents our reportable segment operating income and reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes.

for the years ended December 31 (in millions)	2025	2024	2023
Medical Products & Therapies	$970	$950	$972
Healthcare Systems & Technologies	441	468	483
Pharmaceuticals	222	313	401
Total reportable segment operating income	1,633	1,731	1,856
Other	43	18	18
Unallocated corporate costs	(86)	(275)	(355)
Intangible asset amortization expense	(598)	(625)	(590)
Business optimization items	(178)	(162)	(174)
European Medical Devices Regulation	(21)	(33)	(41)
Indefinite-lived asset impairments	(290)	(50)	—
Separation-related costs	(58)	—	—
Legal matters	(11)	(17)	(7)
Acquisition and integration items	(27)	(23)	—
Product-related reserves	(113)	(15)	—
Hurricane Helene Costs	(133)	(110)	—
Goodwill impairments	(485)	(425)	—
Gain on sale of long-lived asset	16	—	—
Total operating income (loss)	(308)	14	707
Interest expense, net	238	341	439
Other (income) expense, net	(41)	(38)	26
Income (loss) from continuing operations before income taxes	$(505)	$(289)	$242

Additional financial information for our segments is as follows:

for the years ended December 31 (in millions)	2025	2024	2023
Depreciation Expense[1]:
Medical Products & Therapies	$206	$201	$232
Healthcare Systems & Technologies	112	109	108
Pharmaceuticals	65	62	54
Total depreciation expense	$383	$372	$394
1 Depreciation expense related to Corporate property, plant and equipment has been fully allocated to our segments and those allocations are reflected in the depreciation amounts presented herein.
Our CODM does not receive asset or capital expenditure information by segment and, accordingly, we do not report that information for our reportable segments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxter International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Baxter International Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Front Line Care Reporting Unit
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2025 was $4,929 million, and the goodwill associated with the Front Line Care reporting unit was $1,520 million. Management performs an impairment test in the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more-likely-than-not below its carrying amount. If management determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or management does not elect the option to perform an initial qualitative assessment, management performs a quantitative goodwill impairment test. In the quantitative impairment test, management calculates the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded. The fair values of the Company’s reporting units are generally determined based on a discounted cash flow model (an income approach) and earnings multiples (a market approach) based on the guideline public company method. Significant assumptions in reporting unit fair value measurements generally include revenue growth rates, forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, discount rates, terminal growth rates and earnings multiples. In connection with the annual goodwill impairment assessment, management recorded a $485 million goodwill impairment related to the Front Line Care reporting unit.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Front Line Care reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, forecasted EBITDA margins, discount rate, and terminal growth rate used in the discounted cash flow model and earnings multiples used in the earnings multiples approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Front Line Care reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Front Line Care reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model and the earnings multiples approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model and the earnings multiples approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, forecasted EBITDA margins, discount rate, terminal growth rate and earnings multiples. Evaluating management’s assumptions related to the revenue growth rates and forecasted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Front Line Care reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and the earnings multiples approach and (ii) the reasonableness of the discount rate, terminal growth rate and earnings multiples assumptions.
Indefinite-Lived Intangible Asset Impairment Assessment - Welch Allyn Trade Name
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated trade names indefinite-lived intangible asset balance as of December 31, 2025 was $390 million. Indefinite-lived intangible assets are subject to an impairment review by management annually in the fourth quarter and whenever indicators of impairment exist. If management determines that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, or if management elects not to perform an initial qualitative assessment, management then performs the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds the fair value of the indefinite-lived intangible asset, management writes the carrying amount down to the fair value. The fair value of the trade name intangible asset was determined by management using the relief from royalty method. Significant assumptions used by management in the determination of fair value of the trade name intangible assets included revenue growth rates, discount rate, and royalty rate. In connection with the annual impairment assessment, management recognized a pre-tax impairment charge of $290 million to reduce the carrying amount of the Welch Allyn trade name, an indefinite-lived intangible asset, to its estimated fair value.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment for the Welch Allyn trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Welch Allyn trade name; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, discount rate, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Company’s Welch Allyn trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Welch Allyn trade name; (ii) evaluating the appropriateness of the relief from royalty valuation model used by management; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, discount rate, and royalty rate. Evaluating management’s assumption related to the revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the products supported by the trade name, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty model and (ii) the reasonableness of the discount rate, and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 12, 2026
We have served as the Company’s auditor since 1985.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Refer to information under the captions entitled “Corporate Governance at Baxter International Inc. — Proposal 1 — Election of Directors,” “— Board of Directors — Nomination of Directors,” “— Committees of the Board — Audit Committee,” “— Board Responsibilities — Code of Conduct,” “Ownership of Baxter Stock — Delinquent Section 16(a) Reports” and "Compensation Discussion and Analysis — Additional Compensation Governance — Prohibitions on Trading; No-Hedging" in Baxter’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 5, 2026 (the Proxy Statement), all of which information is incorporated herein by reference. Also refer to information regarding executive officers of Baxter under the caption entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
Refer to information under the captions entitled “Executive Compensation — Compensation discussion and analysis," "—Executive Compensation Tables,” "—Compensation and Human Capital Committee Report," “Corporate Governance at Baxter International Inc.—Director Compensation,” and “— Committees of the Board — CHC Committee Interlocks and Insider Participation” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information relating to shares of common stock that may be issued under our existing equity compensation plans as of December 31, 2025.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)(b))
Equity Compensation Plans Approved by Stockholders	21,350,925	(1)	$60.12	(2)	46,513,873	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—		—
Total	21,350,925	(4)	$60.12	(2)	46,513,873
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
(3)Includes (i) 6,371,202 shares of common stock available for purchase under the Employee Stock Purchase Plan and (ii) 40,142,671 shares of common stock available under the 2021 Incentive Plan.
(4)Includes outstanding awards of 13,755,445 stock options, which have a weighted-average exercise price of $60.12 and a weighted-average remaining term of 3.95 years, 6,139,204 shares of common stock issuable upon vesting of RSUs, and 1,263,942 shares of common stock reserved for issuance in connection with PSU grants.
Refer to information under the captions entitled “Ownership of Baxter Stock — Security Ownership by Directors and Executive Officers” and “— Security Ownership by Certain Beneficial Owners” in the Proxy Statement, all of which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Refer to the information under the caption entitled “Corporate Governance at Baxter International Inc.—Board Responsibilities—Certain Relationships and Related Person Transactions," "—Board of Directors—Director Independence,” “— Proposal 1 — Election of Directors,” and “— Committees of the Board” in the Proxy Statement, all of which information is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Refer to the information under the caption entitled “Audit Matters—Audit and Non-Audit Fees” and “—Pre-Approval of Audit and Permissible Non-Audit Fees” in the Proxy Statement, all of which information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:

		Page Number
(1)	Financial Statements:

	Consolidated Balance Sheets	57

	Consolidated Statements of Income (Loss)	58

	Consolidated Statements of Comprehensive Income (Loss)	59

	Consolidated Statements of Changes in Equity	60

	Consolidated Statements of Cash Flows	61

	Notes to Consolidated Financial Statements	63

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	118

(2)	Schedules required by Article 12 of Regulation S-X:

	All schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

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

2.4
First Amendment to the Equity Purchase Agreement, dated as of January 31, 2025, by and among Baxter International Inc., Spruce Bidco I, Inc., Spruce Bidco II, Inc., Spruce Bidco I Limited and CP Spruce Holdings, S.C.Sp. (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Current Report on Form 8-K, filed on January 31, 2025).

3.1
Amended and Restated Certificate of Incorporation of Baxter International Inc., dated May 7, 2024 (incorporated by reference to Exhibit 3.1 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 21, 2025).

3.2
Amended and Restated Bylaws of Baxter International Inc., dated November 26, 2024 (incorporated by reference to Exhibit 3.2 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 21, 2025).

4.1(P)	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit(a) to the Company’s Registration Statement on Form S-16 (Registration No. 02-65269), filed on August 17, 1979).

4.2
Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 21, 2025).

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

Number and Description of Exhibit
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

4.11
First Supplemental Indenture, dated as of March 26, 2020, to the Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 3.950% Senior Notes due 2030) (incorporated by reference to Exhibit 4.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on March 27, 2020).

4.12
Second Supplemental Indenture, dated as of November 2, 2020, to the Indenture, dated as of March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 1.730% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on November 6, 2020).

4.13
Indenture, dated as of July 29, 2021, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee (incorporated by reference to Exhibit 4.1 to Baxter International Inc’s Registration Statement on Form S-3, filed on April 28, 2022).

Indenture, dated as of July 29, 2021, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee (incorporated by reference to Exhibit 4.1 to Baxter International Inc’s Registration Statement on Form S-3, filed on April 28, 2022).
4.14
First Supplemental Indenture, dated as of December 4, 2025, by and between the Company, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (including form of 4.450% Senior Notes due 2029, form of 4.900% Senior Notes due 2030 and form of 5.650% Senior Notes due 2035) (incorporated by reference to Exhibit 4.2 to Baxter International Inc’s Current Report on Form 8-K, filed on December 4, 2025).

4.15
Indenture, dated as of July 29, 2021, between the Company, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Baxter International Inc.’s Registration Statement on Form S-3, filed on July 29, 2021).

4.16
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
10.5
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

10.6
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

10.7
Amended and Restated Credit Agreement, dated as of June 11, 2025, among Baxter International Inc. as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on June 12, 2025).

10.8
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

10.9
Amendment No. 1, dated as of November 25, 2025, to the Amended and Restated Five-Year Credit Agreement, dated as of June 11, 2025, among Baxter International Inc. as Borrower Representative, Baxter Healthcare SA, Baxter World Trade SRL, JPMorgan Chase Bank, National Association, as Administrative Agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on November 25, 2025).

10.10
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

10.11
Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.12
Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.8 to Baxter International Inc.'s Annual Report on Form 10-K, filed on February 21, 2019).

C 10.13	Baxter International Inc. 2007 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2007).

C 10.14	Baxter International Inc. Equity Plan for the 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 16, 2007).

C 10.15	Baxter International Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011).

C 10.16	Baxter International Inc. Equity Plan for the 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2011).

C 10.17	Baxter International Inc. 2015 Incentive Plan (incorporated by reference to Appendix A to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2015).

C 10.18	Baxter International Inc. Equity Plan for the 2015 Incentive Plan (incorporated by reference to Exhibit 10.6 to Baxter International Inc.’s Current Report on Form 8-K, filed on July 7, 2015).

C 10.19
Baxter International Inc. Equity Plan for José E. Almeida under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 29, 2015).

Number and Description of Exhibit
C 10.20	Baxter International Inc. 2017 Equity Plan, effective as of March 2, 2017 (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on March 3, 2017).

C 10.21
Baxter International Inc. 2020 Equity Plan, effective as of March 16, 2020 (incorporated by reference to Exhibit 10.22 to Baxter International Inc.’s Annual Report on Form 10-K, filed on March 17, 2020).

C 10.22
Baxter International Inc. Amended and Restated 2021 Incentive Plan (incorporated by reference to Appendix A to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 25, 2024).

C 10.23
Form of Performance Share Unit Grant Agreement under Baxter International Inc. Amended and Restated 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on May 6, 2025).

C 10.24
Form of Performance Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.25
Form of Restricted Stock Unit Grant Agreement under Baxter International Inc. Amended and Restated 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on May 6, 2025)

C 10.26
Form of Restricted Stock Unit Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.27
Form of Stock Option Grant Agreement under Baxter International Inc. Amended and Restated 2021 Incentive Plan (incorporated by reference to Exhibit 10.3 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on May 6, 2025).

C 10.28
Form of Stock Option Grant Agreement under Baxter International Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.3 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on April 28, 2022).

C 10.29
Baxter International Inc. Directors' Deferred Compensation Plan (amended and restated effective January 31, 2024) (incorporated by reference to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 8, 2024).

C 10.30
Amended and Restated Letter Agreement, dated August 2, 2025, by and between Brent Shafer and the Company (incorporated by reference to Exhibit 10.3 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on August 5, 2025).

C 10.31
Amended Offer Letter between the Company and José E. Almeida, dated as of July 25, 2023 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on July 27, 2023).

C 10.32
Offer Letter, effective as of July 7, 2025, by and between the Company and Andrew Hider (incorporated by reference to Exhibit 10.1 to Baxter International Inc’s Current Report on Form 8-K, filed on July 7, 2025).

C 10.33
Offer Letter, dated September 26, 2023, by and between the Company and Joel Grade (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on October 3, 2023).

C 10.34
Letter Agreement, dated February 1, 2025, by and between José E. Almeida and the Company (incorporated by reference to Baxter International Inc’s Current Report on Form 8-K, filed on February 3, 2025).

C 10.35	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.11 to Baxter International Inc.’s Annual Report on Form 10-K, filed on February 21, 2014).

C 10.36
Baxter International Inc. Executive Officer Cash Severance Policy, effective February 13, 2023 (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on February 14, 2023).

C 10.37
Baxter International Inc. Employee Stock Purchase Plan, as amended and restated effective July 1, 2021 (incorporated by reference to Appendix B to Baxter International Inc.’s Definitive Proxy Statement on Schedule 14A, filed on March 22, 2021).

Number and Description of Exhibit
C 10.38
Baxter International Inc. Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2025 (incorporated by reference to Exhibit 10.2 to Baxter International Inc.'s Quarterly Report on Form 10-Q, filed on November 2, 2024).

C 10.39	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on April 14, 2017).

C 10.40R
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

C 10.42
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

C 10.44
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

C 10.46*	Baxter International Inc. and Subsidiaries Deferred Compensation Plan, as amended and restated effective January 1, 2024.

C 10.47*	First Amendment to the Baxter International Inc. and Subsidiaries Deferred Compensation Plan, as amended and restated effective January 1, 2024.

C 10.48*	Baxter International Inc. Management Incentive Compensation Program – 2025 Program Document.

C 10.49
New Change-in-Control Agreement, dated as of September 24, 2020, between the Company and José E. Almeida (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.50	Form of Amended Grandfathered Change-in-Control Agreement (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current Report on Form 8-K, filed on September 25, 2020).

C 10.51	Form of Change-in-Control Agreement (incorporated by reference to Exhibit 10.4 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on October 29, 2020).

C 10.52
Change-in-Control Agreement, dated as of August 19, 2025, between the Company and Andrew Hider (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Quarterly Report on Form 10-Q, filed on November 4, 2025).

C 10.53
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

BAXTER INTERNATIONAL INC.

By:	/s/ Andrew P. Hider
Andrew P. Hider
President and Chief Executive Officer
DATE: February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2026.

Signature	Title

/s/ Andrew P. Hider	President and Chief Executive Officer
Andrew P. Hider	(principal executive officer)

/s/ Joel T. Grade	Executive Vice President and Chief Financial Officer
Joel T. Grade	(principal financial officer)

/s/ Anita A. Zielinski	Senior Vice President, Chief Accounting Officer and Controller
Anita A. Zielinski	(principal accounting officer)

/s/ William A. Ampofo II	Director
William A. Ampofo II

/s/ Jeffrey A. Craig	Director
Jeffery A. Craig

/s/ Patricia B. Morrison	Director
Patricia B. Morrison

/s/ Stephen N. Oesterle, M.D.	Director
Stephen N. Oesterle, M.D.

/s/ Stephen H. Rusckowski	Director
Stephen H. Rusckowski

/s/ Nancy M. Schlichting	Director
Nancy M. Schlichting

/s/ Brent Shafer	Chair of the Board
Brent Shafer

/s/ Cathy R. Smith	Director
Cathy R. Smith

/s/ Amy A. Wendell	Director
Amy A. Wendell

/s/ David S. Wilkes, M.D.	Director
David S. Wilkes, M.D.