Form 10-Q
period 2026-03-31
BAXTER INTERNATIONAL INC
filed 2026-04-30
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of April 24, 2026 was 516,469,008 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions, except share information)

	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$2,017	1,966
Accounts receivable, net of allowances of $67 in 2026 and $63 in 2025	1,698	1,861
Inventories	2,316	2,232
Prepaid expenses and other current assets	816	813
Total current assets	6,847	6,872
Property, plant and equipment, net	2,913	2,910
Goodwill	4,899	4,929
Other intangible assets, net	4,218	4,369
Operating lease right-of-use assets	277	276
Other non-current assets	692	699
Total assets	$19,846	$20,055
Current liabilities:
Short-term debt	$—	$1
Current maturities of long-term debt and finance lease obligations	842	2
Accounts payable	1,086	999
Accrued expenses and other current liabilities	1,765	1,968
Total current liabilities	3,693	2,970
Long-term debt and finance lease obligations, less current portion	8,621	9,473
Operating lease liabilities	224	223
Other non-current liabilities	1,292	1,287
Total liabilities	13,830	13,953
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2026 and 2025	683	683
Common stock in treasury, at cost, 167,047,900 shares in 2026 and 169,213,617 shares in 2025	(10,737)	(10,873)
Additional contributed capital	6,214	6,368
Retained earnings	13,685	13,705
Accumulated other comprehensive loss	(3,802)	(3,754)
Total Baxter stockholders’ equity	6,043	6,129
Noncontrolling interests	(27)	(27)
Total equity	6,016	6,102
Total liabilities and equity	$19,846	$20,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2026	2025
Net sales	$2,701	$2,625
Cost of sales	1,810	1,764
Gross margin	891	861
Selling, general and administrative expenses	728	703
Research and development expenses	139	140
Other operating income, net	(42)	(40)
Operating income	66	58
Interest expense, net	66	64
Other (income) expense, net	6	(3)
Income (loss) from continuing operations before income taxes	(6)	(3)
Income tax expense (benefit)	11	(67)
Income (loss) from continuing operations	(17)	64
Income (loss) from discontinued operations, net of tax	2	62
Net income (loss)	(15)	126
Net income attributable to noncontrolling interests	—	—
Net income (loss) attributable to Baxter stockholders	$(15)	$126
Income (loss) from continuing operations per common share
Basic	$(0.03)	$0.13
Diluted	$(0.03)	$0.13
Income (loss) from discontinued operations per common share
Basic	$—	$0.12
Diluted	$—	$0.12
Income (loss) per common share
Basic	$(0.03)	$0.25
Diluted	$(0.03)	$0.25
Weighted-average number of shares outstanding
Basic	515	512
Diluted	515	514
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended March 31,
	2026	2025
Income (loss) from continuing operations	$(17)	$64
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $15 and $6 for the three months ended March 31, 2026 and 2025, respectively.	(52)	(68)
Pension and other postretirement benefits, net of tax expense (benefit) of $1 and $(4) for the three months ended March 31, 2026 and 2025, respectively.	3	12
Hedging activities, net of tax expense (benefit) of zero and $(1) for the three months ended March 31, 2026 and 2025, respectively.	1	(2)
Total other comprehensive income (loss) from continuing operations, net of tax	(48)	(58)
Comprehensive income (loss) from continuing operations	(65)	6
Income (loss) from discontinued operations, net of tax	2	62
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero for the three months ended March 31, 2026 and 2025, respectively.	—	137
Pension and other postretirement benefits, net of tax expense (benefit) of zero and $(3) for the three months ended March 31, 2026 and 2025, respectively.	—	(11)
Total other comprehensive income (loss) from discontinued operations	—	126
Comprehensive income (loss) from discontinued operations	2	188
Comprehensive income (loss)	(63)	194
Less: Comprehensive income attributable to noncontrolling interests	—	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Baxter stockholders	$(63)	$194
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended March 31, 2026
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2026	683	$683	169	$(10,873)	$6,368	$13,705	$(3,754)	$6,129	$(27)	$6,102
Net income (loss)	—	—	—	—	—	(15)	—	(15)	—	(15)
Other comprehensive income (loss)	—	—	—	—	—	—	(48)	(48)	—	(48)
Stock issued under employee benefit plans and other	—	—	(2)	136	(154)	—	—	(18)	—	(18)
Dividends declared on common stock	—	—	—	—	—	(5)	—	(5)	—	(5)
Balance as of March 31, 2026	683	$683	167	$(10,737)	$6,214	$13,685	$(3,802)	$6,043	$(27)	$6,016

	For the three months ended March 31, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2025	683	$683	173	$(11,059)	$6,421	$14,929	$(4,010)	$6,964	$60	$7,024
Net income (loss)	—	—	—	—	—	126	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	(47)	—	(47)
Reclassification of other comprehensive income (loss) disposed in the Kidney Care separation	—	—	—	—	—	—	115	115	—	115
Stock issued under employee benefit plans and other	—	—	(3)	122	(112)	—	—	10	—	10
Dividends declared on common stock	—	—	—	—	—	(87)	—	(87)	—	(87)
Disposition of noncontrolling interest associated with the Kidney Care separation	—	—	—	—	—	—	—	—	(87)	(87)
Balance as of March 31, 2025	683	$683	170	$(10,937)	$6,309	$14,968	$(3,942)	$7,081	$(27)	$7,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operations
Net income (loss)	$(15)	$126
Less: Income (loss) from discontinued operations, net of tax	2	62
Income (loss) from continuing operations	(17)	64
Adjustments to reconcile net income (loss) to cash flows from operations:
Depreciation and amortization	237	247
Deferred income taxes	29	(142)
Stock compensation	10	10
Net periodic pension and other postretirement costs	(4)	(8)
Other long-lived asset impairments	—	22
Other	13	6
Changes in balance sheet items:
Accounts receivable, net	152	26
Inventories	(95)	(122)
Prepaid expenses and other current assets	2	(24)
Accounts payable	102	16
Accrued expenses and other current liabilities	(203)	(143)
Other	(13)	(51)
Cash flows from (used in) operations - continuing operations	213	(99)
Cash flows from (used in) operations - discontinued operations	—	(94)
Cash flows from (used in) operations	213	(193)
Cash flows from investing activities
Capital expenditures	(137)	(122)
Other investing activities, net	4	(2)
Cash flows from (used in) investing activities - continuing operations	(133)	(124)
Cash flows from (used in) investing activities - discontinued operations	—	3,389
Cash flows from (used in) investing activities	(133)	3,265
Cash flows from financing activities
Repayments of debt	—	(2,825)
Repayments of debt with original maturities of three months or less	—	(300)
Cash dividends on common stock	(5)	(87)
Proceeds from stock issued under employee benefit plans	8	10
Other financing activities, net	(14)	(24)
Cash flows from (used in) financing activities	(11)	(3,226)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	(18)	36
Increase (decrease) in cash, cash equivalents and restricted cash	51	(118)
Cash, cash equivalents and restricted cash at beginning of period (1)	1,968	2,414
Cash, cash equivalents and restricted cash at end of period (1)	2,019	2,296
Less cash and cash equivalents of discontinued operations	—	—
Cash, cash equivalents and restricted cash of continuing operations	$2,019	$2,296
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of March 31, 2026, December 31, 2025, and March 31, 2025 (in millions):

	March 31, 2026	December 31, 2025	March 31, 2025
Cash and cash equivalents	$2,017	$1,966	$2,294
Restricted cash included in other non-current assets	2	2	2
Cash, cash equivalents and restricted cash	$2,019	$1,968	$2,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we, our or Baxter) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).
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
Discontinued Operations - Kidney Care
On January 31, 2025, we completed the sale of our Kidney Care business to certain affiliates of Carlyle Group Inc. (Carlyle). That business, which is known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care segment and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies.
Upon closing of the sale of the Kidney Care business, pursuant to the Equity Purchase Agreement (EPA), Baxter and Vantive entered into several agreements, including a Manufacturing and Supply Agreement (Kidney Care MSA), a Transition Services Agreement (Kidney Care TSA), a Long Term Master Services Agreement, a Distribution Agreement and certain other arrangements providing for short-term supply of saline products, and an Intellectual Property Agreement. Pursuant to the Kidney Care MSA, Baxter and the Kidney Care divested entities provide each other with certain dialysis-related products, other products, product components and fulfillment services for up to 10 years post-closing (with certain extension rights and early exit rights as provided therein). Pursuant to the Kidney Care MSA, our sales to Vantive are recognized in net sales in the condensed consolidated statements of income (loss). Pursuant to the Kidney Care TSA, Baxter and the entities that were divested in connection with the Kidney Care sale (the Kidney Care divested entities) provide each other, on an interim basis, certain transitional services for up to 30 months post-closing (with certain extension rights and early exit rights as provided therein) to help ensure business continuity and help minimize disruptions to the operations of both parties post-closing. Services provided under the Kidney Care TSA include information technology applications and support, supply chain and certain other corporate and administrative services. Billings by us under the Kidney Care TSA are recorded in other operating income, net in the condensed consolidated statements of income (loss). The costs to provide each respective service is recorded in the applicable expense category in the condensed consolidated statements of income (loss).
In accordance with the EPA, we have agreed to indemnify Vantive for certain items, including taxes imposed on or with respect to the Kidney Care divested entities, for pre-closing tax periods. The net indemnification liability as of March 31, 2026 was $53 million. Further, in accordance with the EPA, Baxter recorded a contingent liability for payments to reimburse Vantive for qualifying capital expenditures of $133 million over a period of three years post sale. The contingent liability as of March 31, 2026 was $83 million based on payments made to date.
Certain of the business guarantees originally entered by us on behalf of the Kidney Care business were not released prior to the completion of the sale and remain outstanding. These legacy guarantees primarily relate to certain leases, performance contracts and ones to support regulatory requirements of the Kidney Care business. As of March 31,

2026, the total amount of Kidney Care business guarantees retained by us was approximately $24 million. Under terms of the EPA, Carlyle has agreed to indemnify us for any cost or expense, or payments made in the future under these arrangements.
Results of Discontinued Operations
The following tables summarize the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2025:

Three Months Ended March 31,
(in millions)	2025
Net sales	$352
Cost of sales	206
Gross margin	146
Selling, general and administrative expenses	116
Research and development expenses	16
Goodwill impairment	—
Other operating income, net	—
Operating income (loss)	14
Interest expense, net	13
Other (income) expense, net	7
Income (loss) from discontinued operations before gain on disposition and income taxes	(6)
Gain (loss) on disposition	191
Income tax expense (benefit)	123
Income (loss) from discontinued operations, net of tax	62
Less: Net income attributable to noncontrolling interest included in discontinued operations	—
Net income (loss) attributable to Baxter stockholders included in discontinued operations	$62
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of period	$63	$71
Charged to costs and expenses	5	(4)
Write-offs	(1)	(2)
Currency translation adjustments	—	1
Balance at end of period	$67	$66

Inventories

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$567	$536
Work in process	390	369
Finished goods	1,359	1,327
Inventories	$2,316	$2,232
Property, Plant and Equipment, Net

(in millions)	March 31, 2026	December 31, 2025
Property, plant and equipment, at cost	$8,099	$8,054
Accumulated depreciation	(5,186)	(5,144)
Property, plant and equipment, net	$2,913	$2,910
Interest Expense, Net

	Three Months Ended March 31,
(in millions)	2026	2025
Interest expense, net of capitalized interest	$78	$81
Interest income	(12)	(17)
Interest expense, net	$66	$64
Other (Income) Expense, Net

	Three Months Ended March 31,
(in millions)	2026	2025
Foreign exchange losses, net	$3	$—
Pension and other postretirement benefit plans	(7)	(11)
Change in fair value of marketable equity securities	4	1
Investment impairments	5	9
Other, net	1	(2)
Other (income) expense, net	$6	$(3)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the three months ended March 31, 2026 and 2025 were $20 million and $5 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of March 31, 2026 and 2025 were $54 million and $39 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Total
Balance as of December 31, 2025	$1,265	$3,087	$577	$4,929
Currency translation	(17)	(5)	(8)	(30)
Balance as of March 31, 2026	$1,248	$3,082	$569	$4,899
Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
December 31, 2025
Gross other intangible assets	$3,393	$3,208	$953	$91	$390	$107	$8,142
Accumulated amortization	(1,095)	(2,434)	(172)	(72)	—	—	(3,773)
Other intangible assets, net	$2,298	774	781	19	390	107	4,369
March 31, 2026
Gross other intangible assets	$3,392	$3,194	$953	$90	$390	$107	$8,126
Accumulated amortization	(1,148)	(2,498)	(190)	(72)	—	—	(3,908)
Other intangible assets, net	$2,244	$696	$763	$18	$390	$107	$4,218
Intangible asset amortization expense was $146 million and $155 million for the three months ended March 31, 2026 and 2025, respectively.
5. FINANCING ARRANGEMENTS
Credit Facilities
Our multicurrency revolver credit facility (which amended and restated our prior U.S. Dollar-denominated revolving credit facility and replaced our prior Euro-denominated revolving credit facility (Multicurrency Revolver)) has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver in U.S. dollars bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of March 31, 2026 or December 31, 2025. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our Multicurrency Revolver for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of March 31, 2026, we had capacity to draw $1.62 billion under the Multicurrency Revolver.
As of March 31, 2026, we were in compliance with the financial covenant in the Multicurrency Revolver. The non-performance of any financial institution supporting the Multicurrency Revolver would reduce the capacity thereunder by such institution's respective commitment.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, employment and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We regularly review legal contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates and could have a material adverse effect on our results of operations and cash flows. As of March 31, 2026 and December 31, 2025, our total recorded reserves with respect to legal and environmental matters were $44 million and $47 million, respectively.
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
Novum IQ Large Volume Pump (Novum LVP)
During 2025, we initiated certain voluntary corrections for the Novum LVP. The U.S. Food and Drug Administration (FDA) classified these voluntary corrections as Class I recalls. We have implemented certain corrections related to these recalls, and are developing additional corrections related to these recalls, some of which may require regulatory clearance or approval. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. In 2025, we recorded estimates for sales reductions, for returns or exchanges of Novum LVP, and certain other charges, including estimates of reserves for remediation costs and inventory and contract asset write-downs associated with these Novum LVP corrections. We regularly review these estimates (including those associated with any future additional corrections and customer returns or exchanges), which may be subject to additional change in the future and these and other additional costs could become material in the future. In the first quarter of 2026, we adjusted certain estimates associated with these Novum LVP corrections that were not material to our condensed consolidated financial statements.
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at several Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of March 31, 2026 and December 31, 2025, our environmental reserves, which are measured on an undiscounted basis, were $25 million and $29 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
Since December 2023, lawsuits have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. Thirty-eight complaints are currently filed and pending. The parties have reached an agreement in principle to resolve these filed cases, for an amount not material to Baxter.
In October 2022, the DOJ issued a Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. In October 2024, the DOJ issued a subpoena (the 2024 Subpoena), pursuant to 18 U.S.C. 3846, to Hillrom. The 2024 Subpoena substantially overlaps with the CID and requests additional documents relating to Hillrom's respiratory health business. Baxter is cooperating fully with the DOJ in responding to the CID and the 2024 Subpoena. The DOJ often issues these types of requests when investigating alleged violations of the federal health care laws.

In December 2021, Linet Americas, Inc. (Linet) filed a complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Northern District of Illinois. Linet alleges that Hillrom violated federal and state antitrust laws by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. Hillrom filed an answer to the complaint in January 2022 and filed a motion challenging certain aspects of plaintiff's case in May 2022, which was denied in January 2024, subject to further discovery. Fact discovery is ongoing.
In June 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Hillrom violated federal antitrust laws by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. In September 2024, the plaintiff filed a First Amended Complaint. In November 2024, Hillrom filed a Motion to Dismiss Plaintiff's Amended Complaint. After briefing and a hearing, the court granted the motion and dismissed the case with prejudice in September 2025. Reading Hospital filed a Notice of Appeal of the dismissal in October 2025; appellate briefing is underway.

In October 2025, we and certain of our current and former officers and employees were named in a class action complaint captioned Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, which allegedly purchased or otherwise acquired shares of our common stock during the specified class period, filed this putative class action on behalf of itself and those who purchased or otherwise acquired Baxter common stock between February 23, 2022 and July 30, 2025. The plaintiff alleges that we and certain former and current officers and employees violated federal securities laws by making allegedly false and misleading statements and failing to disclose material facts relating to Novum LVP. In December 2025, an additional class action complaint was filed against us and certain of our current and former officers and employees in the United States District Court for the Northern District of Illinois, captioned City of Hallansdale Beach Police Officers' and Firefighters' Personnel Retirement Trust v. Baxter International Inc., et al. The additional complaint included substantially the same allegations for the expanded period from February 23, 2022, through October 29, 2025. Plaintiffs filed their respective motions to be appointed lead plaintiff in December 2025, which are pending before the court.

In November 2025, certain of our current and former directors, officers and employees were named in two derivative complaints in the United States District Court for the Northern District of Illinois, captioned Ryan Wood v. Jose E. Almeida, et al. and Kevin Gray v. Jose E. Almeida, et al., respectively. Both complaints allege, nominally on behalf of Baxter International Inc., breaches of fiduciary duties and violations of federal law in connection with public statements about Novum LVP. The two derivative complaints were consolidated before the court in January 2026.

In addition, we have received stockholder requests for inspections of our books and records in connection with statements made about Novum LVP.

In December 2025, we received a CID from the DOJ requesting documents and information related to production of Baxter’s IV flexible containers and compliance with the False Claims Act. We are cooperating fully with the DOJ in responding to the CID.
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended March 31, 2026 and 2025 were $0.01 and $0.17, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first three months of 2026 and 2025 we did not repurchase any shares under this authority. We had $1.30 billion remaining available under the authorization as of March 31, 2026.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents net earnings plus items that are recorded directly to shareholders’ equity, such as cumulative translation adjustments (CTA), certain gains and losses from pension and other postretirement employee benefit (OPEB) plans, certain gains and losses from hedging activities and unrealized gains and losses on available-for-sale debt securities.
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2026 and 2025.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2025	$(3,133)	$(514)	$(110)	$3	$(3,754)
Other comprehensive income (loss) before reclassifications	(52)	1	—	—	(51)
Amounts reclassified from AOCI (a)	—	2	1	—	3
Net other comprehensive income (loss)	(52)	3	1	—	(48)
Balance as of March 31, 2026	$(3,185)	$(511)	$(109)	$3	$(3,802)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)
Other comprehensive income (loss) before reclassifications	(57)	14	—	—	(43)
Amounts reclassified from AOCI (a)	126	(13)	(2)	—	111
Net other comprehensive income (loss)	69	1	(2)	—	68
Balance as of March 31, 2025	$(3,361)	$(474)	$(110)	$3	$(3,942)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income (loss) during the three months ended March 31, 2026 and 2025.

	Amounts reclassified from AOCI (a)
(in millions)	Three months ended March 31, 2026	Three months ended March 31, 2025	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from Kidney Care separation	$—	$(126)	Income from discontinued operations, net of tax
Less: Tax effect	—	—	Income from discontinued operations, net of tax
	$—	$(126)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(3)	$3	Other (income) expense, net
Pension settlement from Kidney Care separation	—	14	Income from discontinued operations, net of tax
	$(3)	$17	Total before tax
Less: Tax effect	1	(1)	Income tax expense (benefit)
Less: Tax effect on pension settlement from Kidney Care separation	—	(3)	Income from discontinued operations, net of tax
	$(2)	$13	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$—	$(1)	Cost of sales
Interest rate contracts	(1)	4	Interest expense, net
	(1)	3	Total before tax
Less: Tax effect	—	(1)	Income tax expense (benefit)
	$(1)	$2	Net of tax
Total reclassifications for the period	$(3)	$(111)	Total net of tax

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
Our primary customers are hospitals, healthcare distribution companies, and government agencies that purchase healthcare products on behalf of providers. Most of our performance obligations are satisfied at a point in time. This includes sales of our broad portfolio of essential healthcare products across our business segments. We earn revenues from sterile intravenous (IV) solutions; infusion systems and devices; parenteral nutrition therapies; inhaled anesthetics; generic injectable pharmaceuticals; surgical hemostat and sealant products; smart bed systems; patient monitoring and diagnostic technologies; respiratory health devices; and advanced equipment for the surgical space. For most of those offerings, our performance obligation is satisfied upon delivery to the customer. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation.

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
As of March 31, 2026, we had $8.87 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are primarily included in the Medical Products & Therapies segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 25% of this amount as revenue over the remainder of 2026, 20% in 2027, 15% in each of 2028 and 2029, 10% in 2030 and the remainder thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which include estimates of variable consideration primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three months ended March 31, 2026 and 2025 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.54 billion and $1.70 billion as of March 31, 2026 and December 31, 2025, respectively.
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

The following table summarizes our contract assets:

(in millions)	March 31, 2026	December 31, 2025
Contract manufacturing services	$5	$3
Software sales	31	34
Bundled equipment and consumable medical products contracts	100	110
Contract assets	$136	$147
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
The following table summarizes contract liability activity for the three months ended March 31, 2026 and 2025. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Three Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of period	$177	$171
New revenue deferrals	187	128
Revenue recognized upon satisfaction of performance obligations	(182)	(124)
Currency translation and other	—	—
Balance at end of period	$182	$175
For the three months ended March 31, 2026 and 2025, $46 million and $34 million of revenue was recognized that was included in contract liabilities as of December 31, 2025 and 2024, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets	$70	$71
Other non-current assets	66	76
Contract assets	$136	$147

Accrued expenses and other current liabilities	$152	$141
Other non-current liabilities	30	36
Contract liabilities	$182	$177
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
The components of lease revenue for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended March 31,
(in millions)	2026	2025
Sales-type lease revenue	$3	$8
Operating lease revenue	90	91
Variable lease revenue	7	7
Total lease revenue	$100	$106
Our net investment in sales-type leases was $30 million as of March 31, 2026, of which $5 million originated in 2022 and prior, $5 million in 2023, $9 million in 2024, $8 million in 2025, and $3 million in 2026.
10. BUSINESS OPTIMIZATION CHARGES
We are continuing to undertake actions to transform our cost structure and enhance operational efficiency. In recent years, these efforts have included restructuring the organization into verticalized segments, optimizing the manufacturing footprint, R&D operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions, some of which are still ongoing. We currently expect to incur additional pre-tax cash costs, primarily related to the implementation of business optimization programs, of approximately $2 million through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and we expect to incur additional restructuring charges and costs in future periods to implement business optimization programs. For segment reporting, business optimization charges are unallocated expenses.

During the three months ended March 31, 2026 and 2025, we recorded the following charges related to business optimization programs.

	Three Months Ended March 31,
(in millions)	2026	2025
Restructuring charges	$61	$44
Costs to implement business optimization programs[1]	7	1
Total business optimization charges	$68	$45
1Costs to implement business optimization programs for the three months ended March 31, 2026 and 2025, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three months ended March 31, 2026 and 2025, we recorded the following restructuring charges.

	Three months ended March 31, 2026
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$10	$35	$13	$58
Contract termination and other costs	1	—	1	2
Asset write offs	—	1	—	1
Total restructuring charges	$11	$36	$14	$61

	Three months ended March 31, 2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$12	$13	$1	$26
Asset write offs	1	17	—	18
Total restructuring charges	$13	$30	$1	$44

For the three months ended March 31, 2026 and 2025, $58 million and $25 million, respectively, of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2025	$133
Charges	60
Payments	(48)
Reserve adjustments	—
Currency translation	(1)
Liability balance as of March 31, 2026	$144
Substantially all of our restructuring liabilities as of March 31, 2026 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2026.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three Months Ended March 31,
(in millions)	2026	2025
Pension benefits
Service cost	$3	$3
Interest cost	31	34
Expected return on plan assets	(42)	(44)
Amortization of net losses and prior service costs	3	1
Net periodic pension cost (benefit)	$(5)	$(6)
OPEB
Interest cost	$1	$2
Amortization of net loss and prior service credit	—	(4)
Net periodic OPEB cost (income)	$1	$(2)
12. INCOME TAXES
Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended March 31, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our near break-even pre-tax results and increases to our valuation allowance on U.S. deferred tax assets. The quarter also reflects income tax recorded related to tax shortfalls on stock compensation awards.
For the three months ended March 31, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our near break-even pre-tax income and a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
We are currently under examination by the Internal Revenue Service (IRS) for transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. During the quarter, we received a Notice of Proposed Adjustment (NOPA) from the IRS covering the 2019 and 2020 tax years that is consistent with our existing and previously disclosed uncertain tax position reserves. We did not record adjustments to the reserves in connection with the NOPA, other than interest that may be owed upon conclusion of the audit.
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
The following table is a reconciliation of income (loss) from continuing operations to net income (loss) attributable to Baxter stockholders.

	Three Months Ended March 31,
(in millions)	2026	2025
Income (loss) from continuing operations	$(17)	$64
Less: Net income attributable to noncontrolling interests included in continuing operations	—	—
Income (loss) from continuing operations attributable to Baxter stockholders	(17)	64
Income (loss) from discontinued operations	2	62
Less: Net income attributable to noncontrolling interests included in discontinued operations	—	—
Income (loss) from discontinued operations attributable to Baxter stockholders	2	62
Net income (loss) attributable to Baxter stockholders	$(15)	$126

The following table is a reconciliation of basic shares and diluted shares.

	Three Months Ended March 31,
(in millions)	2026	2025
Basic shares	515	512
Effect of dilutive securities	—	2
Diluted shares	515	514
Basic and diluted shares are the same for three months ended March 31, 2026 due to our loss from continuing operations attributable to Baxter stockholders. The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 25 million and 20 million shares issuable under equity awards for the three months ended March 31, 2026 and 2025, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Polish Zloty, Swedish Krona, Swiss Franc, Turkish Lira, Australian Dollar, Singapore Dollar, Korean Wan, Chinese Renminbi, and Canadian Dollar. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
There were no foreign exchange contracts designated as cash flow hedges outstanding as of March 31, 2026 and December 31, 2025. There were no outstanding interest rate contracts designated as cash flow hedges as of March 31, 2026 and December 31, 2025.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, we had an accumulated pre-tax unrealized translation gain in AOCI of $17 million related to the Euro-denominated senior notes.
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
There were no cash flow hedge dedesignations in the first three months of 2026 or 2025 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first three months of 2026 or 2025.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first three months of 2026. In March 2025, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
In March 2025, as discussed in the "Net Investment Hedges" section above, we entered into forward contracts with a notional amount of $655 million to hedge the repayment of our Euro-denominated senior notes due May 2025. These forward contracts matured in May 2025. The total notional amount of undesignated derivative instruments was $187 million as of March 31, 2026 and $323 million as of December 31, 2025.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2026	2025		2026	2025
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	—	—	Cost of sales	—	4
Net investment hedges	20	61	Other (income) expense, net	—	—
Total	$20	$61		$(1)	$3

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2026	2025
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(4)	$(2)
Total		$(4)	$(2)

As of March 31, 2026, $4 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of March 31, 2026.

	Derivatives in liability positions
(in millions)	Balance sheet location	Fair value
Derivative instruments designated as hedges
Net investment hedges	Long-term debt and finance lease obligations, less current portion	$805
Undesignated derivative instruments
Foreign exchange contracts	Accrued expenses and other current liabilities	2
Total derivative instruments		$807
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of December 31, 2025.

	Derivatives in liability positions
(in millions)	Balance sheet location	Fair value
Derivative instruments designated as hedges
Net investment hedges	Long-term debt and finance lease obligations, less current portion	834
Undesignated derivative instruments
Foreign exchange contracts	Accrued expenses and other current liabilities	1
Total derivative instruments		$835
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

	March 31, 2026		December 31, 2025
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$—	$2	$—	$1
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	—	—	—	—
Total	$—	$2	$—	$1
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of March 31, 2026	Balance as of December 31, 2025	Balance as of March 31, 2026	Balance as of December 31, 2025
Long-term debt	$99	$99	$1	$2
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$—	$—	$—	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	11	11	—	—
Total	$12	$11	$—	$1
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Contingent payments related to acquisitions	7	—	—	7
Indemnifications related to Kidney Care separation[1]	53	—	—	53
Total	$62	$—	$2	$60
1 See Note 2 for additional information.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	15	15	—	—
Total	$16	$15	$—	$1
Liabilities
Foreign exchange contracts	$1	$—	$1	$—
Contingent payments related to acquisitions	7	—	—	7
Indemnifications related to Kidney Care separation[1]	53	—	—	53
Total	$61	$—	$1	$60
As of March 31, 2026 and December 31, 2025, cash and cash equivalents of $2.02 billion and $1.97 billion, respectively, included money market fund and other short-term funds of approximately $853 million and $832 million, respectively, that are considered Level 2 in the fair value hierarchy.
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

	Three Months Ended March 31,
	2026			2025
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$53	$7	$—	$—	$12	$1
Additions	—	—	—	37	—	—
Fair value at end of period	$53	$7	$—	$37	$12	$1

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of March 31, 2026 and December 31, 2025.

	Book values		Fair values(a)
(in millions)	2026	2025	2026	2025
Liabilities
Current maturities of long-term debt and finance lease obligations	842	—	823	$—
Long-term debt and finance lease obligations	8,621	9,436	7,749	8,714
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
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $45 million and $50 million as of as of March 31, 2026 and December 31, 2025, respectively. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our condensed consolidated balance sheets.
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

Disaggregation of Net Sales
The following table presents our U.S. and international disaggregated net sales.

	Three Months Ended March 31,
	2026			2025
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Technologies	$526	$455	$981	$584	$410	$994
Advanced Surgery	165	139	304	145	123	268
Medical Products & Therapies	691	594	1,285	729	533	1,262
Care & Connectivity Solutions	315	120	435	316	111	427
Front Line Care	198	72	270	202	75	277
Healthcare Systems & Technologies	513	192	705	518	186	704
Injectables & Anesthesia	180	121	301	195	140	335
Drug Compounding	—	320	320	—	246	246
Pharmaceuticals	180	441	621	195	386	581
Other	51	39	90	48	30	78
Total Baxter	$1,435	$1,266	$2,701	$1,490	$1,135	$2,625

Segment Operating Income
Our chief operating decision maker who has been identified as our President and Chief Executive Officer, reviews the financial information presented for purposes of evaluating the performance of our segments and to make resource allocation decisions.
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
Segment results include net sales, cost of sales, selling, general and administrative expenses, R&D expenses, corporate costs that had previously been allocated to our former Kidney Care segment which did not convey in the related sale, and other segment items which are directly allocated to each segment. Billings by us under the Kidney

Care TSA are included in other segment items as further described in Note 2. The following table presents our segment information of net sales, significant expenses and operating income during the periods presented.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals
Net sales	$1,285	$705	$621	$1,262	$704	$581
Cost of sales	781	390	458	694	356	396
Selling, general and administrative expenses	290	209	102	286	217	103
Research and development expenses	54	49	22	59	45	26
Other segment items	(26)	(9)	(7)	(21)	(7)	(7)
Segment operating income	$186	$66	$46	$244	$93	$63

The following table presents our reportable segment operating income and reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes.

	Three Months Ended March 31,
(in millions)	2026	2025
Medical Products & Therapies	$186	$244
Healthcare Systems & Technologies	66	93
Pharmaceuticals	46	63
Total reportable segment operating income	298	400
Other	11	9
Unallocated corporate costs	(12)	(17)
Intangible asset amortization expense	(146)	(155)
Legal matters	—	(11)
Business optimization items	(68)	(45)
Acquisition and integration items	—	(1)
Separation-related costs	(11)	(13)
European Medical Devices Regulation	(4)	(5)
Business transformation	(11)	—
Hurricane Helene costs	(3)	(98)
Product-related items	12	(6)
Total operating income	66	58
Interest expense, net	66	64
Other (income) expense, net	6	(3)
Income (loss) from continuing operations before income taxes	$(6)	$(3)
Additional financial information for our segments is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Depreciation Expense[1]
Medical Products & Therapies	$51	$49
Healthcare Systems & Technologies	24	27
Pharmaceuticals	16	16
Total depreciation expense	$91	$92

1Depreciation expense related to Corporate property, plant and equipment has been fully allocated to our segments and those segment allocations are reflected in the depreciation amounts presented herein.
Our CODM does not receive asset information by reportable segment and, accordingly, we do not report that information for our segments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025.
COMPLETED STRATEGIC ACTION; ONGOING BUSINESS TRANSFORMATION
On January 31, 2025, we completed the sale of our former Kidney Care segment (which is now known as Vantive Health LLC (Vantive)) to certain affiliates of Carlyle Group Inc. (Carlyle) and ultimately received approximately $3.2 billion of after-tax cash proceeds that were used to repay short- and long-term legacy indebtedness in 2025.
We have incurred and expect to incur additional dis-synergies following our sale of our Kidney Care business due to the reduced size of our company and, as a result, we have undertaken certain restructuring actions (and intend to undertake additional actions) to help ensure our cost structuring is appropriate to support our remaining business. See Note 10 of this Quarterly Report on Form 10-Q for additional information.
Additionally, we continue to evolve our operating model to better align decision-making, cost structure, and commercial execution across our businesses. As part of this work, we continue to focus on increasing efficiencies through increased automation and digitization (including through our thoughtful exploration of artificial intelligence initiatives). Beginning in October 2025, we launched Baxter Growth and Performance system, our high performance business system grounded in continuous improvement and management by objectives.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Novum IQ Large Volume Pump (Novum LVP)
During 2025, we initiated voluntary corrections for the Novum LVP. The U.S. Food and Drug Administration (FDA) classified these voluntary corrections as Class I recalls. We have implemented certain corrections related to the recalls, and are developing additional corrections related to these recalls, some of which may require regulatory clearance or approval. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. The timing of the release of the ship and installation hold remains uncertain. As a result, we expect no meaningful sales of Novum LVP while these holds are in effect. Our Spectrum IQ large volume pump remains available as an alternative option for customers with Novum LVPs. In 2025, we recorded estimates for sales reductions, for returns or exchanges of Novum LVP, and certain other charges, including estimates of reserves for remediation costs and inventory and contract asset write-downs associated with these Novum LVP corrections. We regularly review these estimates (including those associated with any future additional corrections and customer returns or exchanges), which may be subject to additional change in the future. In the first quarter of 2026, we adjusted certain estimates associated with these Novum LVP corrections that were not material to our condensed consolidated financial statements.
Supply Constraints, Tariffs and Global Economic Conditions
We have experienced challenges to our global supply chain, including, as a result of adverse impacts from significant weather events like Hurricane Helene and other global macroeconomic and geopolitical events, which have had a negative impact on our results of operations and may do so in the future. In addition, announcements regarding changes in U.S. trade policies and practices, including the implementation of global tariffs and proposed further tariffs (including potential medical device and pharmaceutical tariffs), the Supreme Court's decision to invalidate tariffs levied under the International Emergency Economic Powers Act, and responses from other jurisdictions, have significantly affected financial markets and economic conditions. While in the second quarter of 2026 we submitted refund requests for those tariff amounts eligible for refund in the first phase of the process and expect to submit additional refund requests in future phases subject to further rulings by the Court of International Trade, uncertainty remains surrounding the economic impact of the global tariffs and the timing and quantum of any amounts we may ultimately recover on our refund claims, and therefore, we have not recorded an asset for tariff refunds in our condensed consolidated financial statements as of March 31, 2026. We currently expect that our results will continue to be adversely impacted by Section 122 duties that were imposed following the judicial review of certain tariffs. Additionally, continued global macroeconomic uncertainty, including in trade policies and practices, elevated tariffs and operational and policy changes in the governments of the U.S. and other countries and other geopolitical events or conflicts (including the conflict in Iran and the potential for escalation of this and other conflicts), could contribute to further market volatility, deteriorating or prolonged weakened economic conditions and decreased hospital capital spending levels. We continue to closely monitor these developing situations and the estimated impact on our business, results of operations, financial condition and cash flows.

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
For further discussion, please refer to Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
NON-GAAP FINANCIAL MEASURES
Our presentation of percentage changes in net sales at organic sales growth excludes the impact of the Kidney Care MSA sales not reflected in reportable segments, impacts associated with business acquisitions or divestitures, and is calculated at constant currency rates. Constant currency rates are computed using current period local currency sales at the prior period’s foreign exchange rates. Organic sales growth is a non-GAAP financial measure. This measure provides information about growth (or declines) in our net sales as if the Kidney Care MSA had no impact on our sales and foreign currency exchange rates had not changed between the prior period and the current period. We believe that the non-GAAP measure of percent change in net sales at organic sales growth, when used in conjunction with the U.S. GAAP measure of percent change in net sales at actual rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
RESULTS OF OPERATIONS
Net income (loss) attributable to Baxter stockholders for the three months ended March 31, 2026 was $(15) million, or $(0.03) per diluted share, compared to $126 million, or $0.25 per diluted share for the three months ended March 31, 2025. For the three months ended March 31, 2026, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $205 million, or $0.40 per diluted share. For the three months ended March 31, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $194 million, or $0.37 per diluted share.
Net income (loss) from continuing operations for the three months ended March 31, 2026 was $(17) million, or $(0.03) per diluted share, compared to $64 million, or $0.13 per diluted share for the three months ended March 31, 2025. Net income (loss) from continuing operations for the three months ended March 31, 2026 included special items that adversely impacted net income (loss) by $205 million, or $0.39 per diluted share. Net income (loss) from continuing operations for the three months ended March 31, 2025 included special items that adversely impacted net income (loss) by $221 million, or $0.42 per diluted share.
See the subsection entitled “Special Items” for information about special items for all periods presented.

CONSOLIDATED NET SALES

	Three Months Ended March 31,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
United States	$1,435	$1,490	(4)%	(4)%
International	1,266	1,135	12%	3%
Total net sales	$2,701	$2,625	3%	(1)%

1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.

In the first quarter of 2026, the Kidney Care MSA sales favorably impacted sales growth by 1%. Additionally, in the first quarter of 2026, foreign currency rates favorably impacted net sales growth by 3%, compared to the prior year period due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound and the Canadian Dollar.

NET SALES BY SEGMENT
Medical Products & Therapies
Our Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant, and adhesion prevention products.

	Three Months Ended March 31,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Infusion Therapies & Technologies	$981	$994	(1)%	(5)%
Advanced Surgery	304	268	13%	10%
Total Medical Product & Therapies net sales	$1,285	$1,262	2%	(2)%

1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Product & Therapies segment net sales increased 2% in the first quarter of 2026, as compared to the prior year period.
Infusion Therapies & Technologies net sales decreased 1% in the first quarter of 2026, as compared to the prior year period. The decline in the first quarter was primarily due to lower Novum LVP pump sales as a result of the voluntary shipment and implementation hold. Sales volumes were further impacted by a strong prior year comparison in U.S. IV solutions businesses, during which we experienced strong sales due to a one-time distributor build following Hurricane Helene. Foreign exchange rates favorably impacted sales growth by 4% for the first quarter of 2026, as compared to the prior year period. As previously discussed in "Factors Affecting our Results of Operations", we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. As a result, we expect no meaningful sales of Novum LVP while these holds are in effect. Our Spectrum IQ large volume pump remains available as an alternative option for customers with Novum LVPs.
Advanced Surgery net sales increased 13% in the first quarter of 2026, as compared to the prior year period. Sales performance was primarily driven by growth in hemostats and sealants and was primarily attributable to increased sales volume globally. Foreign currency exchange rates favorably impacted sales growth by 3% for the first quarter of 2026, as compared to the prior year period.

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

	Three Months Ended March 31,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Care & Connectivity Solutions	$435	$427	2%	—%
Front Line Care	270	277	(3)%	(4)%
Total Healthcare Systems & Technologies net sales	$705	$704	—%	(2)%

1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales were flat in the first quarter of 2026, as compared to the prior year period.
Care & Connectivity Solutions net sales increased 2% in the first quarter of 2026, as compared to the prior year period. Sales performance was primarily driven by increased volume associated with increased capital spending by customers in the U.S. for patient support systems, offset by lower installations in our care communications portfolio. Foreign currency exchange rates favorably impacted sales growth by 2% for the first quarter of 2026, as compared to the prior year period.
Front Line Care net sales decreased 3% in the first quarter of 2026, as compared to the prior year period. The decline in the first quarter was primarily impacted by the timing of orders and the impact of planned global portfolio exits. Foreign currency exchange rates favorably impacted sales growth by 1% for the first quarter of 2026, as compared to the prior year period.
Pharmaceuticals
Our Pharmaceuticals segment includes sales of specialty injectable pharmaceuticals, inhaled anesthesia and drug compounding.

	Three Months Ended March 31,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Injectables & Anesthesia	$301	$335	(10)%	(13)%
Drug Compounding	320	246	30%	20%
Total Pharmaceuticals net sales	$621	$581	7%	1%

1     Percent change in net sales at organic growth rates is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Pharmaceuticals segment net sales increased 7% in the first quarter of 2026, as compared to the prior year period.
Injectables & Anesthesia net sales decreased 10% in the first quarter of 2026, as compared to the prior year period. The sales decline in the first quarter was primarily driven by supply constraints in the U.S. and international markets and softness in certain premix products in our injectables portfolio and lower demand in anesthesia globally. Foreign exchange favorably impacted sales growth by 3% for the first quarter, as compared to the prior year period.
Drug Compounding net sales increased 30% in the first quarter of 2026, as compared to the prior year period. Sales performance was primarily driven by increased demand for our international pharmacy compounding offerings. Foreign currency exchange rates favorably impacted sales growth by 10% for the first quarter of 2026, as compared to the prior year period.

Other
During the three months ended March 31, 2026 and 2025, we earned $90 million and $78 million, respectively, of revenues that were not attributable to our reportable segments. The increase in Other sales for the three months ended March 31, 2026 as compared to the prior year period reflects the impact of the Kidney Care MSA entered into upon the sale of our Kidney Care business in January 2025.
COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026		2025
Gross Margin
Intangible asset amortization expense	$(95)		$(104)
Business optimization items[1]	(11)		(13)
European medical devices regulation[2]	(4)		(5)
Product-related items[3]	12		(6)
Business transformation[4]	(1)		—
Hurricane Helene costs[5]	(3)		(98)
Legal matters[6]	—		(11)
Total Special Items	$(102)		$(237)
Impact on Gross Margin Ratio	(3.8)	pts	(9.0)	pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$51		$51
Business optimization items[1]	42		30
Acquisition and integration items[7]	—		1
Separation-related costs[8]	11		$13
Business transformation[4]	10		—
Total Special Items	$114		$95
Impact on SG&A Ratio	4.3	pts	3.6	pts
Research and Development (R&D) Expenses
Business optimization items[1]	$15		$2
Total Special Items	$15		$2
Impact on R&D Ratio	0.5	pts	0.0 pts
Other (Income) Expense, net
Investment impairments[9]	$5		$9
Acquisition and integration items[7]	—		5
Total Special Items	$5		$14
Income Tax Expense
Tax matters[10]	$26		$(43)
Tax effects of special items[11]	(57)		(84)
Total Special Items	$(31)		$(127)
Impact on Effective Tax Rate	(201.6)	pts	2,215.9	pts
1Our results for the first quarter of 2026 and 2025 included business optimization charges of $68 million and $45 million, respectively. These restructuring and business optimization costs in 2026 and 2025 included costs primarily related to initiatives to reduce our cost structure following the sale of our former Kidney Care segment. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.

2Our results for the first quarter of 2026 and 2025 included $4 million and $5 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory change and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
3Our results for the first quarter of 2026 included a benefit of $12 million related to a revised estimate of warranty and remediation activities from field corrective actions across our infusion pump category initially recorded in 2025. Our results for the first quarter of 2025 included charges of $6 million related to a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022.
4Our results in the first quarter of 2026 included charges of $11 million related to business transformation costs which include expenses incurred in connection with discrete, newly launched enterprise‑wide initiatives to modernize and simplify systems, redesign operating models, and enhance process efficiency and digital capabilities. These costs are distinct from restructuring‑related charges (which are included in footnote 1 above as Business Optimization items) and are excluded to provide investors with greater comparability of underlying operating performance.
5Our results in the first quarter of 2026 and 2025 included charges of $3 million and $98 million, respectively, related to damages caused by Hurricane Helene which consisted of remediation, air freight and other costs.
6Our results in the first quarter of 2025 included charges of $11 million related to matters involving alleged injury from environmental exposure.
7Our results for the first quarter of 2025 included $6 million of integration costs which primarily reflected the recognition of a non-cash impairment of properly, plant and equipment related to integration activities.
8Our results for the first quarter of 2026 and 2025 included $11 million and $13 million, respectively, of separation-related costs primarily reflecting costs of external advisors supporting our activities related to the sale of our former Kidney Care segment.
9Our results in the first quarter of 2026 and 2025 included $5 million and $9 million, respectively, related to losses from non-cash impairment write-downs of investments.
10Our results in the first quarter of 2026 included $26 million of income tax expense primarily related to an increase in interest related to uncertain tax positions and differences arising from the use of a forecasted effective tax rate to compute income tax expense during the quarter. Our results in the first quarter of 2025, included $43 million of income tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
11This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Gross Margin and Expense Ratios

	Three Months Ended March 31,
	2026	% of net sales	2025	% of net sales	$ change	% change
Gross margin	$891	33.0%	$861	32.8%	$30	3.5%
SG&A	$728	27.0%	$703	26.8%	$25	3.6%
R&D	$139	5.1%	$140	5.3%	$(1)	(0.7)%

Gross Margin
Our gross margin ratio was 33.0% and 32.8% for the three months ended March 31, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.8 and 9.0 percentage points on the gross margin ratio for the three months ended March 31, 2026 and 2025, respectively.
Excluding the impact of special items, the gross margin ratio decreased by 5.0 percentage points in the first quarter of 2026 compared to the prior year period. The lower gross margins were primarily driven by increased manufacturing and supply costs, tariffs and product mix.
SG&A
Our SG&A expenses ratio was 27.0% and 26.8% for the three months ended March 31, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 4.3 and 3.6 percentage points on the SG&A expenses ratio for the three months ended March 31, 2026 and 2025, respectively.
Excluding the impact of special items, the SG&A expenses ratio decreased by 0.5 percentage points in the first quarter of 2026 compared to the prior year period. The decrease primarily reflects lower headcount, partially offset by annual compensation increases.
R&D
Our R&D expenses ratio was 5.1% and 5.3% for each of the three months ended March 31, 2026 and 2025. The special items identified earlier in this section had an unfavorable impact of approximately 0.5 percentage points on the

R&D expenses ratio for the three months ended March 31, 2026 and no impact on the R&D expenses ratio for the three months ended March 31, 2025.
Excluding the impact of special items, the R&D expenses ratio decreased by 0.7 percentage points in the first quarter of 2026 compared to the prior year period primarily due to phasing of R&D spend which is expected to be consistent on a full year basis.
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
For the three months ended March 31, 2026, $58 million of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care segment.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, of approximately $2 million through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $42 million and $40 million in the first quarter of 2026 and 2025, respectively, and these amounts were primarily related to the income recognized under the Kidney Care TSA entered into upon the sale of the Kidney Care business in January 2025.
Interest Expense, Net
Interest expense, net was $66 million and $64 million in the first quarter of 2026 and 2025, respectively. The slight increase in 2026 was driven by higher interest expense on senior notes issued in the fourth quarter of 2025 partially offset by debt repayments in the first three months of 2025.
Other (Income) Expense, net
Other (income) expense, net was expense of $6 and income of $3 million in the first quarter of 2026 and 2025, respectively. In the current year period, the decrease in other (income) expense, net was primarily driven pension and other postretirement benefits and foreign exchange losses.
Income Taxes
Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended March 31, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our near break-even pre-tax results and increases to our valuation allowance on U.S. deferred tax assets. The quarter also reflects income tax recorded related to tax shortfalls on stock compensation awards.
For the three months ended March 31, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our near break-even pre-tax income and a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.

We are currently under examination by the Internal Revenue Service (IRS) for transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. During the quarter, we received a Notice of Proposed Adjustment (NOPA) from the IRS covering the 2019 and 2020 tax years that is consistent with our existing and previously disclosed uncertain tax position reserves. We did not record further reserves in connection with the NOPA, other than interest that may be owed upon conclusion of the audit. While we believe that our transfer pricing positions are well documented and properly supported, and adequate amounts have been reserved to account for any adjustments that may ultimately result from this examination, the matter remains open for resolution. Additionally, if the IRS were to assert we owe additional taxes and prevails in this assertion, such outcome could have a material impact on our financial position, results of operations, and cash flows.
During 2025, because of a cumulative history of operating losses in the U.S., we recorded a valuation allowance against our U.S. deferred tax assets, including certain federal and state tax attributes such as foreign tax credits. Although we expect to remain in a U.S. valuation allowance position for at least the next 12 months, we also anticipate future changes in the amount of the valuation including during 2026, which could be material, due to operational activity and movement in our routine deferred tax assets and liabilities.
The Organization of Economic Co-operation and Development (OECD) reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. During the quarter, the OECD published administrative guidance proposing a Side-by-Side safe harbor, which may reduce the impact of Pillar Two for U.S. headquartered multinational corporations. We will monitor the implementation of the Side-by-Side safe harbor by individual jurisdictions, however we do not expect the impact of Pillar Two to be material in any case.
Discontinued Operations
On January 31, 2025, we completed the sale of our Kidney Care business and its results have been presented as discontinued operations for the three months ended March 31, 2026 and 2025. Income (loss) from discontinued operations, net of tax was $2 million in the first quarter of 2026, compared to $62 million in the first quarter of 2025.The decrease in the current year period was primarily driven by the gain on the sale of our Kidney Care business for the three months ended March 31, 2025. Refer to Note 2 within Item 1 for additional information.

SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three Months Ended March 31,
(in millions)	2026	2025
Medical Products & Therapies	$186	$244
% of Segment Net Sales	14.5%	19.3%
Healthcare Systems & Technologies	66	93
% of Segment Net Sales	9.4%	13.2%
Pharmaceuticals	46	63
% of Segment Net Sales	7.4%	10.8%
Total reportable segment operating income	298	400
Other	11	9
Unallocated corporate costs	(12)	(17)
Intangible asset amortization expense	(146)	(155)
Legal matters	—	(11)
Business optimization items	(68)	(45)
Acquisition and integration items	—	(1)
Separation-related costs	(11)	(13)
European Medical Devices Regulation	(4)	(5)
Product-related items	12	(6)
Business transformation	(11)	—
Hurricane Helene Costs	(3)	(98)
Total operating income	66	58
Interest expense, net	66	64
Other (income) expense, net	6	(3)
Income from continuing operations before income taxes	$(6)	$(3)
Medical Products & Therapies
Segment operating income was $186 million and $244 million in the first quarter of 2026 and 2025, respectively. The decrease in segment operating income in the first quarter compared to the prior year period was primarily driven by increased manufacturing and supply costs, tariffs and lower sales volumes.
Healthcare Systems & Technologies
Segment operating income was $66 million and $93 million in the first quarter of 2026 and 2025, respectively. Segment operating income decreased in the first quarter compared to the prior year period primarily due to increased manufacturing and supply costs, tariffs and lower sales volumes.
Pharmaceuticals
Segment operating income was $46 million and $63 million in the first quarter of 2026 and 2025, respectively. Segment operating income decreased in the first quarter compared to the prior year period primarily due to increased manufacturing and supply costs, price impacts resulting from increased competition and supply constraints which impacted select higher margin products.
Other
Other operating income, which represents operating income not attributable to our reportable segments, was $11 million and $9 million in the first quarter of 2026 and 2025, respectively. Other operating income increased in the first quarter compared to the prior year period primarily due to a longer period of income recognition in the current quarter.

In the prior year period, income from revenues earned under the Kidney Care MSA was recognized following the closing of the sale of the Kidney Care business on January 31, 2025, whereas income from revenues earned under the Kidney Care MSA was recognized for the full period in the current year.
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
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the three-month periods ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from (used in) operations - continuing operations	$213	$(99)
Cash flows from (used in) investing activities - continuing operations	(133)	$(124)
Cash flows from (used in) financing activities	(11)	$(3,226)
Cash Flows from Operations - Continuing Operations
For the three months ended March 31, 2026, operating cash flows from continuing operations were $213 million. For the three months ended March 31, 2025, operating cash flows used in continuing operations were $99 million. Operating cash flows from continuing operations in the current year period were favorably impacted by improved collections on accounts receivable and the extension of vendor payment terms.
Cash Flows from Investing Activities - Continuing Operations
For the three months ended March 31, 2026, cash used in investing activities from continuing operations primarily included capital expenditures of $137 million. For the three months ended March 31, 2025, cash used in investing activities from continuing operations primarily included capital expenditures of $122 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2026, cash used in financing activities primarily included payments for tax shares withheld for stock issued under employee benefit plans. For the three months ended March 31, 2025, cash used in financing activities included debt repayments of $2.83 billion, a decrease in commercial paper borrowings of $300 million, and dividend payments of $87 million, partially offset by proceeds from stock issued under employee benefit plans of $10 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first three months of 2026. We had $1.30 billion remaining available under this authorization as of March 31, 2026.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of March 31, 2026, we had a multicurrency revolving credit facility, as described below.
Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver in U.S. dollars bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of March 31, 2026 or December 31, 2025. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under the Multicurrency Revolver for an amount at least equal to our outstanding commercial paper borrowings.
As of March 31, 2026, we were in compliance with the financial covenant in the Multicurrency Revolver. Based on our covenant calculations as of March 31, 2026, we had capacity to draw $1.62 billion under the Multicurrency Revolver. The non-performance of any financial institution supporting the Multicurrency Revolver would reduce the maximum capacity thereunder by such institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $2.02 billion of cash and cash equivalents as of March 31, 2026, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of March 31, 2026, we had approximately $9.46 billion of long-term debt and finance lease obligations, including current maturities and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure (including with respect to the potential refinancing of our outstanding indebtedness).
Our ability to generate cash flows from operations, issue debt, including commercial paper, or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers, deterioration in our credit ratings (as discussed below), or other significantly unfavorable changes in conditions (including if our key financial ratios do not show sustained improvement). However, we believe we have sufficient financial flexibility to issue additional debt, enter into other financing arrangements, and attract long-term capital on acceptable terms to support our growth objectives and reduce our debt levels as we take actions consistent with our capital allocation priorities.
Our credit ratings are subject to ongoing review by the rating agencies, and they consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time, and they provide no assurances that they will maintain our ratings at current level. During the first quarter of 2026, Standard & Poor's and Moody's Ratings revised our outlook from Stable to Negative. There have been no other changes to our credit ratings that we disclosed in our 2025 Annual Report.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our 2025 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2025 Annual Report.
Impairment of Goodwill and Other Long-Lived Assets

Front Line Care Reporting Unit
In connection with our November 1, 2025 annual goodwill impairment tests, we recorded a goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment to reduce the carrying value of the reporting unit to its fair value. While no triggering events were identified during the three months ended March 31, 2026, we are continuing to closely monitor the performance of this reporting unit (including in light of evolving global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this business in the future, a goodwill impairment could arise at that time. As of March 31, 2026, the carrying amount of goodwill for our Front Line Care reporting unit was $1.51 billion.

Welch Allyn Trade Name

In connection with our annual trade name impairment assessment in the fourth quarter of 2025, we recognized an impairment charge to reduce the carrying amount of the Welch Allyn trade name within our Healthcare Systems & Technologies segment, an indefinite-lived intangible asset, to its estimated fair value. While no triggering events were identified during the three months ended March 31, 2026, we are continuing to closely monitor the performance of this intangible asset (including in light of evolving global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this intangible asset in the future, an intangible asset impairment could arise at that time. As of March 31, 2026, the carrying amount of the Welch Allyn Trade Name was $390 million.
There have been no significant changes in the application of our critical accounting policies during the first three months of 2026.
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
•We are subject to risks associated with doing business globally, including changes in tariffs and trade policies and treaties (including with respect to the validity of previously issued tariffs and the availability of any related refunds) as well as the ongoing Iran conflict and other geopolitical events;
•Future material impairments in the value of our goodwill, intangible assets, and other long-lived assets would negatively affect our operating results;
•Segments of our business are significantly dependent on major contracts with group purchasing organizations, integrated delivery networks, and certain other distributors and purchasers;

•We may be unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price;
•We may experience manufacturing, sterilization, supply, or distribution difficulties;
•We have experienced and may continue to experience issues with quality management or product quality, including with respect to Novum LVP;
•We may experience breaches and breakdowns affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage;
•We are exposed to risks associated with incorporating artificial intelligence (AI), machine learning and other emerging technologies into our products, services and operations;
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
•Our common stock price has fluctuated significantly and may continue to do so; and
•other factors discussed elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, all of which are available on our website.

Actual results may differ materially from those projected in the forward-looking statements, which are more fully discussed in Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our 2025 Annual Report. These forward-looking statements are not exclusive and are in addition to other factors discussed elsewhere in our 2025 Annual Report. Further, other unknown or unpredictable factors could also have material adverse effects on future results. Any forward-looking statement in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Except as required by law, we assume no obligation, and expressly disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information or future events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, Australian Dollar, British Pound, and Canadian Dollar. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of March 31, 2026, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $2 million with respect to those contracts would change by $2 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of March 31, 2026 by replacing the actual exchange rates as of March 31, 2026 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of March 31, 2026, our subsidiary in Turkey had net monetary assets of $37 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2025 Annual Report. There were no significant changes during the quarter ended March 31, 2026.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the first quarter of 2026, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of March 31, 2026. This program does not have an expiration date.
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

Item 6.    Exhibits
Exhibit Index:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 (a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)
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

BAXTER INTERNATIONAL INC.
(Registrant)
Date: April 30, 2026
	By:	/s/ Anita A. Zielinski
Anita A. Zielinski Interim Chief Financial Officer and Senior Vice President, Chief Accounting Officer and Controller (duly authorized officer and principal financial and accounting officer)