Form 10-Q
period 2026-06-30
BAXTER INTERNATIONAL INC
filed 2026-07-30
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of July 23, 2026 was 516,995,999 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets
(in millions, except share information)

	June 30, 2026 (unaudited)	December 31, 2025
Current assets:
Cash and cash equivalents	$2,150	1,966
Accounts receivable, net of allowances of $56 in 2026 and $63 in 2025	1,856	1,861
Inventories	2,259	2,232
Prepaid expenses and other current assets	724	813
Total current assets	6,989	6,872
Property, plant and equipment, net	2,913	2,910
Goodwill	4,886	4,929
Other intangible assets, net	4,073	4,369
Operating lease right-of-use assets	261	276
Other non-current assets	669	699
Total assets	$19,791	$20,055
Current liabilities:
Short-term debt	$—	$1
Current maturities of long-term debt and finance lease obligations	844	2
Accounts payable	1,034	999
Accrued expenses and other current liabilities	1,713	1,968
Total current liabilities	3,591	2,970
Long-term debt and finance lease obligations, less current portion	8,615	9,473
Operating lease liabilities	208	223
Other non-current liabilities	1,198	1,287
Total liabilities	13,612	13,953
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2026 and 2025	683	683
Common stock in treasury, at cost, 166,499,043 shares in 2026 and 169,213,617 shares in 2025	(10,705)	(10,873)
Additional contributed capital	6,241	6,368
Retained earnings	13,806	13,705
Accumulated other comprehensive loss	(3,819)	(3,754)
Total Baxter stockholders’ equity	6,206	6,129
Noncontrolling interests	(27)	(27)
Total equity	6,179	6,102
Total liabilities and equity	$19,791	$20,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$2,960	$2,810	$5,661	$5,435
Cost of sales	1,928	1,819	3,738	3,583
Gross margin	1,032	991	1,923	1,852
Selling, general and administrative expenses	735	718	1,463	1,421
Research and development expenses	129	134	268	274
Other operating income, net	(49)	(52)	(91)	(92)
Operating income	217	191	283	249
Interest expense, net	64	58	130	122
Other (income) expense, net	(5)	—	1	(3)
Income (loss) from continuing operations before income taxes	158	133	152	130
Income tax expense (benefit)	23	11	34	(56)
Income (loss) from continuing operations	135	122	118	186
Income (loss) from discontinued operations, net of tax	(9)	(31)	(7)	31
Net income (loss)	126	91	111	217
Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Baxter stockholders	$126	$91	$111	$217
Income (loss) from continuing operations per common share
Basic	$0.26	$0.24	$0.23	$0.36
Diluted	$0.26	$0.24	$0.23	$0.36
Income (loss) from discontinued operations per common share
Basic	$(0.02)	$(0.06)	$(0.01)	$0.06
Diluted	$(0.02)	$(0.06)	$(0.02)	$0.06
Income (loss) per common share
Basic	$0.24	$0.18	$0.22	$0.42
Diluted	$0.24	$0.18	$0.21	$0.42
Weighted-average number of shares outstanding
Basic	517	513	516	512
Diluted	518	514	517	514
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations	$135	$122	$118	$186
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of ($7) and $(18) for the three months ended June 30, 2026 and 2025, respectively, and $8 and $(12) for six months ended June 30, 2026 and 2025, respectively.	(20)	204	(72)	135
Pension and other postretirement benefits, net of tax expense (benefit) of zero and $(3) for the three months ended June 30, 2026 and 2025, respectively, and $1 and $(7) for six months ended June 30, 2026 and 2025, respectively.	2	(6)	5	6
Hedging activities, net of tax expense (benefit) of $1 and zero for the three months ended June 30, 2026 and 2025, respectively, and $1 and $(1) for six months ended June 30, 2026 and 2025, respectively.	1	(2)	2	(3)
Total other comprehensive income (loss) from continuing operations, net of tax	(17)	196	(65)	138
Comprehensive income (loss) from continuing operations	118	318	53	324
Income (loss) from discontinued operations, net of tax	(9)	(31)	(7)	31
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero for the three months ended June 30, 2026 and 2025, and zero for six months ended June 30, 2026 and 2025.	—	—	—	137
Pension and other postretirement benefits, net of tax expense (benefit) of zero for the three months ended June 30, 2026 and 2025, and zero and $(3) for six months ended June 30, 2026 and 2025, respectively.	—	—	—	(11)
Total other comprehensive income (loss) from discontinued operations	—	—	—	126
Comprehensive income (loss) from discontinued operations	(9)	(31)	(7)	157
Comprehensive income (loss)	109	287	46	481
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Baxter stockholders	$109	$287	$46	$481
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended June 30, 2026
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2026	683	$683	167	$(10,737)	$6,214	$13,685	$(3,802)	$6,043	$(27)	$6,016
Net income (loss)	—	—	—	—	—	126	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	—	—	(17)	(17)	—	(17)
Stock issued under employee benefit plans and other	—	—	(1)	32	27	—	—	59	—	59
Dividends declared on common stock	—	—	—	—	—	(5)	—	(5)	—	(5)
Balance as of June 30, 2026	683	$683	166	$(10,705)	$6,241	$13,806	$(3,819)	$6,206	$(27)	$6,179

	For the six months ended June 30, 2026
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2026	683	$683	169	$(10,873)	$6,368	$13,705	$(3,754)	$6,129	$(27)	$6,102
Net income (loss)	—	—	—	—	—	111	—	111	—	111
Other comprehensive income (loss)	—	—	—	—	—	—	(65)	(65)	—	(65)
Stock issued under employee benefit plans and other	—	—	(3)	168	(127)	—	—	41	—	41
Dividends declared on common stock	—	—	—	—	—	(10)	—	(10)	—	(10)
Balance as of June 30, 2026	683	$683	166	$(10,705)	$6,241	$13,806	$(3,819)	$6,206	$(27)	$6,179

	For the three months ended June 30, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of April 1, 2025	683	$683	170	$(10,937)	$6,309	$14,968	$(3,942)	$7,081	$(27)	$7,054
Net income (loss)	—	—	—	—	—	91	—	91	—	91
Other comprehensive income (loss)	—	—	—	—	—	—	196	196	—	196
Stock issued under employee benefit plans and other	—	—	—	22	19	—	—	41	—	41
Dividends declared on common stock	—	—	—	—	—	(89)	—	(89)	—	(89)
Balance as of June 30, 2025	683	$683	170	$(10,915)	$6,328	$14,970	$(3,746)	$7,320	$(27)	$7,293

	For the six months ended June 30, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2025	683	$683	173	$(11,059)	$6,421	$14,929	$(4,010)	$6,964	$60	$7,024
Net income (loss)	—	—	—	—	—	217	—	217	—	217
Other comprehensive income (loss)	—	—	—	—	—	—	149	149	—	149
Reclassification of other comprehensive income (loss) disposed in the Kidney Care Separation	—	—	—	—	—	—	115	115	—	115
Stock issued under employee benefit plans and other	—	—	(3)	144	(93)	—	—	51	—	51
Dividends declared on common stock	—	—	—	—	—	(176)	—	(176)	—	(176)
Disposition of noncontrolling interest associated with the Kidney Care separation	—	—	—	—	—	—	—	—	(87)	(87)
Balance as of June 30, 2025	683	$683	170	$(10,915)	$6,328	$14,970	$(3,746)	$7,320	$(27)	$7,293
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operations
Net income (loss)	$111	$217
Less: Income (loss) from discontinued operations, net of tax	(7)	31
Income (loss) from continuing operations	118	186
Adjustments to reconcile net income (loss) to cash flows from operations:
Depreciation and amortization	476	504
Deferred income taxes	(5)	(165)
Stock compensation	43	45
Net periodic pension and other postretirement costs	(8)	(16)
Other long-lived asset impairments	—	24
Other	22	20
Changes in balance sheet items:
Accounts receivable, net	(4)	(40)
Inventories	(36)	(279)
Prepaid expenses and other current assets	81	10
Accounts payable	50	21
Accrued expenses and other current liabilities	(232)	(151)
Other	5	(41)
Cash flows from (used in) operations - continuing operations	510	118
Cash flows from (used in) operations - discontinued operations	(12)	(94)
Cash flows from (used in) operations	498	24
Cash flows from investing activities
Capital expenditures	(253)	(262)
Acquisitions of developed technology and investments	(3)	(9)
Other investing activities, net	6	32
Cash flows from (used in) investing activities - continuing operations	(250)	(239)
Cash flows from (used in) investing activities - discontinued operations	—	3,389
Cash flows from (used in) investing activities	(250)	3,150
Cash flows from financing activities
Repayments of debt	—	(3,505)
Repayments of debt with original maturities of three months or less	—	(300)
Cash dividends on common stock	(10)	(174)
Proceeds from stock issued under employee benefit plans	13	16
Payments of contingent liabilities	(31)	—
Other financing activities, net	(14)	(25)
Cash flows from (used in) financing activities	(42)	(3,988)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	(18)	88
Increase (decrease) in cash, cash equivalents and restricted cash	188	(726)
Cash, cash equivalents and restricted cash of continuing operations at beginning of period (1)	1,968	2,414
Cash, cash equivalents and restricted cash of continuing operations at end of period (1)	2,156	1,688
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of June 30, 2026, December 31, 2025, and June 30, 2025 (in millions):

	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents	$2,150	$1,966	$1,686
Restricted cash included in other non-current assets	6	2	2
Cash, cash equivalents and restricted cash	$2,156	$1,968	$1,688
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Baxter International Inc. and its subsidiaries (we, our or Baxter) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) in the United States have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report).
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
Prior period segment disclosures have been recast to reflect the current period segment structure and presentation. Refer to Notes 4 and 16 for further information regarding these reclassifications.
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
Discontinued Operations - Kidney Care
On January 31, 2025, we completed the sale of our Kidney Care business to certain affiliates of Carlyle Group Inc. (Carlyle). That business, which is known as Vantive Health LLC (Vantive) is comprised of our former Kidney Care business and provides chronic and acute dialysis therapies and services, including peritoneal dialysis, hemodialysis, continuous renal replacement therapies, and other organ support therapies.
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
In accordance with the EPA, we have agreed to indemnify Vantive for certain items, including taxes imposed on or with respect to the Kidney Care divested entities, for pre-closing tax periods. The net indemnification liability as of June 30, 2026 was $43 million. Further, in accordance with the EPA, Baxter recorded a contingent liability for payments to reimburse Vantive for qualifying capital expenditures of $133 million over a period of three years post sale. The contingent liability as of June 30, 2026 was $52 million based on payments made to date and classified as current liabilities within our condensed consolidated balance sheet.

Certain of the business guarantees originally entered by us on behalf of the Kidney Care business were not released prior to the completion of the sale and remain outstanding. These legacy guarantees primarily relate to certain leases, performance contracts and ones to support regulatory requirements of the Kidney Care business. As of June 30, 2026, the total amount of Kidney Care business guarantees retained by us was approximately $28 million. Under terms of the EPA, Carlyle has agreed to indemnify us for any cost or expense, or payments made in the future under these arrangements.
Results of Discontinued Operations
The following tables summarize the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2025	2025
Net sales	$—	$352
Cost of sales	—	206
Gross margin	—	146
Selling, general and administrative expenses	—	116
Research and development expenses	—	16
Operating income (loss)	—	14
Interest expense, net	—	13
Other (income) expense, net	—	7
Income (loss) from discontinued operations before gain on disposition and income taxes	—	(6)
Gain (loss) on disposition	(21)	170
Income tax expense (benefit)	10	133
Income (loss) from discontinued operations, net of tax	(31)	31
Less: Net income attributable to noncontrolling interest included in discontinued operations	—	—
Net income (loss) attributable to Baxter stockholders included in discontinued operations	$(31)	$31
For the three and six months ended June 30, 2026, activity in discontinued operations primarily related to tax indemnifications.
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$67	$66	$63	$71
Charged (released) to costs and expenses	(6)	4	(1)	—
Write-offs	(5)	(1)	(6)	(3)
Currency translation adjustments	—	2	—	3
Balance at end of period	$56	$71	$56	$71

Inventories

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$555	$536
Work in process	426	369
Finished goods	1,278	1,327
Inventories	$2,259	$2,232
Other Current Assets
As of June 30, 2026, we have recorded International Emergency Economic Powers Act (IEEPA) tariff refunds receivable of approximately $65 million which are probable and are presented in prepaid expenses and other current assets in our condensed consolidated balance sheet.
Property, Plant and Equipment, Net

(in millions)	June 30, 2026	December 31, 2025
Property, plant and equipment, at cost	$8,177	$8,054
Accumulated depreciation	(5,264)	(5,144)
Property, plant and equipment, net	$2,913	$2,910
Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest expense, net of capitalized interest	$77	$72	$155	$153
Interest income	(13)	(14)	(25)	(31)
Interest expense, net	$64	$58	$130	$122
Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Foreign exchange losses, net	$—	$12	$3	12
Pension and other postretirement benefit plans	(6)	(11)	(13)	(22)
Change in fair value of marketable equity securities	2	(2)	6	(1)
Investment impairments	—	—	5	9
Other, net	(1)	1	—	(1)
Other (income) expense, net	$(5)	$—	$1	$(3)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the six months ended June 30, 2026 and 2025 were $23 million and $12 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of June 30, 2026 and 2025 were $40 million and $39 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Total
Balance as of December 31, 2025	$1,265	$3,087	$577	$4,929
Reallocation of goodwill	569	—	(569)	—
Currency translation	(29)	(6)	(8)	(43)
Balance as of June 30, 2026	$1,805	$3,081	$—	$4,886
Change in Reportable Segments
As discussed in Note 16, in the second quarter of 2026, we implemented a new operating model to better align decision-making, cost structure, and execution across our businesses. Our business is now comprised of two reportable segments under this new operating model: Medical Products & Therapies and Healthcare Systems & Technologies. Previously, our reportable segments were comprised of three segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. Our former Pharmaceuticals segment is now reported in our Medical Products & Therapies segment. As a result of this segment change, we reallocated the goodwill from our previous Pharmaceuticals segment to a reporting unit within our Medical Products & Therapies segment. We also performed goodwill impairment assessments of both the legacy reporting units and new reporting units of our segments before and after the segment change and did not identify any goodwill impairments.
Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
December 31, 2025
Gross other intangible assets	$3,393	$3,208	$953	$91	$390	$107	$8,142
Accumulated amortization	(1,095)	(2,434)	(172)	(72)	—	—	(3,773)
Other intangible assets, net	$2,298	774	781	19	390	107	4,369
June 30, 2026
Gross other intangible assets	$3,391	$3,189	$953	$91	$390	$107	$8,121
Accumulated amortization	(1,201)	(2,568)	(207)	(72)	—	—	(4,048)
Other intangible assets, net	$2,190	$621	$746	$19	$390	$107	$4,073
Intangible asset amortization expense was $145 million and $151 million for the three months ended June 30, 2026 and 2025, respectively, and $291 million and $306 million for the six months ended June 30, 2026 and 2025, respectively.
5. FINANCING ARRANGEMENTS
Credit Facilities
Our multicurrency revolver credit facility (which amended and restated our prior U.S. Dollar-denominated revolving credit facility and replaced our prior Euro-denominated revolving credit facility (Multicurrency Revolver)) has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver in U.S. dollars bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of June 30, 2026 or December 31, 2025. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our Multicurrency Revolver for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of June 30, 2026, we had capacity to draw $1.41 billion under the Multicurrency Revolver.
As of June 30, 2026, we were in compliance with the financial covenant in the Multicurrency Revolver. The non-performance of any financial institution supporting the Multicurrency Revolver would reduce the capacity thereunder by such institution's respective commitment.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, employment and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We regularly review legal contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates and could have a material adverse effect on our results of operations and cash flows. As of June 30, 2026 and December 31, 2025, our total recorded reserves with respect to legal and environmental matters were $39 million and $47 million, respectively.
We have established reserves for certain of the matters discussed below. While we believe that we have valid defenses in the matters set forth below, litigation is inherently uncertain, excessive verdicts do occur, and we may incur material judgments or enter into material settlements of claims.
In addition to the matters described below, we remain subject to the risk of future administrative and legal actions. With respect to governmental and regulatory matters, these actions may lead to additional product recalls, injunctions, and other restrictions on our operations (including our ability to launch new products) and monetary sanctions, including significant civil or criminal penalties, any of which could lead to significant loss of sales, or otherwise materially affect future results of operations. With respect to intellectual property, we may be exposed to significant litigation concerning the scope of our and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
Novum IQ Large Volume Pump (Novum LVP)
During 2025, we initiated certain voluntary corrections for the Novum LVP. The U.S. Food and Drug Administration (FDA) classified these voluntary corrections as Class I recalls. We have implemented certain corrections related to these recalls and have identified additional corrections to address these recalls, some of which may require regulatory clearance or approval, and are in the early stages of verification testing. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. In 2025, we recorded estimates for sales reductions, for returns or exchanges of Novum LVP, and certain other charges, including estimates of reserves for remediation costs and inventory and contract asset write-downs associated with these Novum LVP corrections. We regularly review these estimates (including those associated with any future additional corrections and customer returns or exchanges), which may be subject to additional change in the future and these and other additional costs could become material in the future. In the first quarter of 2026, we adjusted certain estimates associated with these Novum LVP corrections that were not material to our condensed consolidated financial statements; no such adjustments were recorded in the second quarter of 2026.
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at several Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of June 30, 2026 and December 31, 2025, our environmental reserves, which are measured on an undiscounted basis, were $25 million and $29 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
Since December 2023, lawsuits have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. The parties resolved these filed cases, for an amount not material to Baxter. In June 2026, the court dismissed with prejudice all pending ethylene oxide matters as to Baxter.
In October 2022, the Department of Justice (DOJ) issued a Civil Investigative Demand (CID) addressed to Hillrom, requesting documents and information related to compliance with the False Claims Act and the Anti-Kickback Statute. In October 2024, the DOJ issued a subpoena (the 2024 Subpoena), pursuant to 18 U.S.C. 3486, to Hillrom. The 2024 Subpoena substantially overlaps with the CID and requests additional documents relating to Hillrom's respiratory health business. Baxter is cooperating fully with the DOJ in responding to the CID and the 2024 Subpoena. The DOJ often issues these types of requests when investigating alleged violations of the federal health care laws.
In December 2021, Linet Americas, Inc. (Linet) filed a complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Northern District of Illinois. Linet alleges that Hillrom violated federal and state antitrust laws by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. Hillrom filed an answer to the complaint in January 2022 and filed a motion challenging certain aspects of plaintiff's case in May 2022, which was denied in January 2024, subject to further discovery. Fact and expert discovery are ongoing.
In June 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Hillrom violated federal antitrust laws by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. In September 2024, the plaintiff filed a First Amended Complaint. In November 2024, Hillrom filed a Motion to Dismiss Plaintiff's Amended Complaint. After briefing and a hearing, the court granted the motion and dismissed the case with prejudice in September 2025. Reading Hospital appealed, and appellate briefing is complete.

In October 2025, we and certain of our current and former officers and employees were named in a class action complaint captioned Electrical Workers Pension Fund, Local 103, I.B.E.W. v. Baxter International Inc. et al. that was filed in the United States District Court for the Northern District of Illinois. The plaintiff, which allegedly purchased or otherwise acquired shares of our common stock during the specified class period, filed this putative class action on behalf of itself and those who purchased or otherwise acquired Baxter common stock between February 23, 2022 and July 30, 2025. The plaintiff alleges that we and certain former and current officers and employees violated federal securities laws by making allegedly false and misleading statements and failing to disclose material facts relating to Novum LVP. In December 2025, an additional class action complaint was filed against us and certain of our current and former officers and employees in the United States District Court for the Northern District of Illinois, captioned City of Hallandale Beach Police Officers' and Firefighters' Personnel Retirement Trust v. Baxter International Inc., et al. The additional complaint included substantially the same allegations for the expanded period from February 23, 2022, through October 29, 2025. In June 2026, the court appointed a lead plaintiff and co-lead counsel.

In November 2025, certain of our current and former directors, officers and employees were named in two derivative complaints in the United States District Court for the Northern District of Illinois, captioned Ryan Wood v. Jose E. Almeida, et al. and Kevin Gray v. Jose E. Almeida, et al., respectively. Both complaints allege, nominally on behalf of Baxter International Inc., breaches of fiduciary duties and violations of federal law in connection with public statements about Novum LVP. The two derivative complaints were consolidated before the court in January 2026. By order of the court, the consolidated matter is currently stayed.

In addition, we have received stockholder requests for inspections of our books and records in connection with statements made about Novum LVP.

In December 2025, we received a CID from the DOJ requesting documents and information related to production of Baxter’s IV flexible containers and compliance with the False Claims Act. We are cooperating fully with the DOJ in responding to the CID.

7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended June 30, 2026 and 2025 were $0.01 and $0.17, respectively, and for the six months ended June 30, 2026 and 2025 were $0.02 and $0.34, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first six months of 2026 and 2025 we did not repurchase any shares under this authority. We had $1.30 billion remaining available under the authorization as of June 30, 2026.
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
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the six months ended June 30, 2026 and 2025.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2025	$(3,133)	$(514)	$(110)	$3	$(3,754)
Other comprehensive income (loss) before reclassifications	(72)	1	—	—	(71)
Amounts reclassified from AOCI (a)	—	4	2	—	6
Net other comprehensive income (loss)	(72)	5	2	—	(65)
Balance as of June 30, 2026	$(3,205)	$(509)	$(108)	$3	$(3,819)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)
Other comprehensive income (loss) before reclassifications	146	10	(1)	—	155
Amounts reclassified from AOCI (a)	126	(15)	(2)	—	109
Net other comprehensive income (loss)	272	(5)	(3)	—	264
Balance as of June 30, 2025	$(3,158)	$(480)	$(111)	$3	$(3,746)
(a)    See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income (loss) during the three and six months ended June 30, 2026 and 2025.

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(2)	$(5)	Other (income) expense, net
Less: Tax effect	—	1	Income tax expense (benefit)
	$(2)	$(4)	Net of tax
Gains (losses) on hedging activities
Interest rate contracts	(2)	(3)	Interest expense, net
Less: Tax effect	1	1	Income tax expense (benefit)
	$(1)	$(2)	Net of tax
Total reclassifications for the period	$(3)	$(6)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from Kidney Care separation	$—	$(126)	Income from discontinued operations, net of tax
Less: Tax effect	—	—	Income from discontinued operations, net of tax
	$—	$(126)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$3	$6	Other (income) expense, net
Pension settlement from Kidney Care separation	—	14	Income from discontinued operations, net of tax
	3	20
Less: Tax effect	(1)	(2)	Income tax expense
Less: Tax effect on pension settlement from Kidney Care separation	—	(3)	Income from discontinued operations, net of tax
	$2	$15	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$2	$6	Cost of sales
Interest rate contracts	(2)	(3)	Interest expense, net
	—	3	Total before tax
Less: Tax effect	—	(1)	Income tax expense (benefit)
	$—	$2	Net of tax
Total reclassifications for the period	$2	$(109)	Total net of tax
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
As of June 30, 2026, we had $7.91 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are included in the Medical Products & Therapies segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 10% of this amount as revenue over the remainder of 2026, 25% in 2027, 20% in each of 2028 and 2029, 15% in 2030 and the remainder thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which include estimates of variable consideration primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and six months ended June 30, 2026 and 2025 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.63 billion and $1.70 billion as of June 30, 2026 and December 31, 2025, respectively.

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
The following table summarizes our contract assets:

(in millions)	June 30, 2026	December 31, 2025
Contract manufacturing services	$3	$3
Software sales	27	34
Bundled equipment and consumable medical products contracts	92	110
Contract assets	$122	$147
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
The following table summarizes contract liability activity for the six months ended June 30, 2026 and 2025. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Six Months Ended June 30,
(in millions)	2026	2025
Balance at beginning of period	$177	$171
New revenue deferrals	306	258
Revenue recognized upon satisfaction of performance obligations	(317)	(250)
Currency translation and other	—	(1)
Balance at end of period	$166	$178
For the six months ended June 30, 2026 and 2025, $90 million and $57 million of revenue was recognized that was included in contract liabilities as of December 31, 2025 and 2024, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$64	$71
Other non-current assets	58	76
Contract assets	$122	$147

Accrued expenses and other current liabilities	$131	$141
Other non-current liabilities	35	36
Contract liabilities	$166	$177

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
The components of lease revenue for the three and six months ended June 30, 2026 and 2025 were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Sales-type lease revenue	$1	$—	$4	$8
Operating lease revenue	85	87	175	178
Variable lease revenue	7	8	14	15
Total lease revenue	$93	$95	$193	$201
Our net investment in sales-type leases was $24 million as of June 30, 2026, of which $5 million originated in 2022 and prior, $4 million in 2023, $6 million in 2024, $3 million in 2025, and $6 million in 2026.
10. BUSINESS OPTIMIZATION CHARGES
We are continuing to undertake actions to transform our cost structure and enhance operational efficiency. In recent years, these efforts have included restructuring the organization into verticalized segments, optimizing the manufacturing footprint, research and development (R&D) operations and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions, some of which are still ongoing. We currently expect to incur additional pre-tax cash costs, primarily related to the implementation of business optimization programs, that are not material to our condensed consolidated financial statements, through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and we expect to incur additional restructuring charges and costs in future periods to implement business optimization programs. For segment reporting, business optimization charges are unallocated expenses.

During the three and six months ended June 30, 2026 and 2025, we recorded the following charges related to business optimization programs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Restructuring charges	$2	$14	$63	$58
Costs to implement business optimization programs[1]	5	3	12	4
Total business optimization charges	$7	$17	$75	$62
1Costs to implement business optimization programs for the three and six months ended June 30, 2026 and 2025, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and six months ended June 30, 2026 and 2025, we recorded the following restructuring charges.

	Three months ended June 30, 2026
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$1	$(1)	$—	$—
Contract termination and other costs	1	—	1	2
Total restructuring charges	$2	$(1)	$1	$2

	Three months ended June 30, 2025
(in millions)	COGS	SG&A	Total
Employee termination costs	$(1)	$6	$5
Contract termination and other costs	2	2	4
Asset write offs	3	2	5
Total restructuring charges	$4	$10	$14

	Six months ended June 30, 2026
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$11	$34	$13	$58
Contract termination and other costs	2	—	2	4
Asset write offs	—	1	—	1
Total restructuring charges	$13	$35	$15	$63

	Six months ended June 30, 2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$11	$19	$1	$31
Contract termination and other costs	2	2	—	4
Asset write offs	4	19	—	23
Total restructuring charges	$17	$40	$1	$58
For the six months ended June 30, 2026, $58 million, and for the three and six months ended June 30, 2025, $6 million and $31 million, respectively, of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care business.
The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2025	$133
Charges	69
Payments	(96)
Reserve adjustments	(7)
Currency translation	(1)
Liability balance as of June 30, 2026	$98
Substantially all of our restructuring liabilities as of June 30, 2026 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2027.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Pension benefits
Service cost	$2	$3	$5	$6
Interest cost	33	34	64	68
Expected return on plan assets	(43)	(44)	(85)	(88)
Amortization of net losses and prior service costs	3	1	6	2
Net periodic pension cost (benefit)	$(5)	$(6)	$(10)	$(12)
OPEB
Interest cost	$2	$2	$3	$4
Amortization of net loss and prior service credit	(1)	(4)	(1)	(8)
Net periodic OPEB cost (income)	$1	$(2)	$2	$(4)
12. INCOME TAXES
Our effective income tax rate was 15% and 8% for the three months ended June 30, 2026 and 2025, respectively, and 22% and (43)% for the six months ended June 30, 2026 and 2025, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended June 30, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by global earnings mix, partially offset by increases to our valuation allowance on U.S. deferred tax assets and tax shortfalls on stock compensation awards.
For the six months ended June 30, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by global earnings mix, partially offset by increases to our valuation allowance on U.S. deferred tax assets and tax shortfalls on stock compensation awards.
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

In the first quarter of 2026, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) for examination related to transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. In the second quarter of 2026, we settled the examination by the IRS related to these matters for amounts materially consistent with our existing and previously disclosed uncertain tax position reserves. The previously disclosed uncertain tax position reserves for tax years 2021 through 2025 were not adjusted as a result of the aforementioned IRS settlement for 2019 and 2020 tax years.
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

The following table is a reconciliation of income (loss) from continuing operations to net income (loss) attributable to Baxter stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Income (loss) from continuing operations	$135	$122	$118	$186
Less: Net income attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Baxter stockholders	135	122	118	186
Income (loss) from discontinued operations	(9)	(31)	(7)	31
Net income (loss) attributable to Baxter stockholders	$126	$91	$111	$217

The following table is a reconciliation of basic shares and diluted shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Basic shares	517	513	516	512
Effect of dilutive securities	1	1	1	2
Diluted shares	518	514	517	514
The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 19 million shares issuable under equity awards for the three and six months ended June 30, 2026, respectively, and 20 million shares issuable under equity awards for the three and six months ended June 30, 2025, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Swedish Krona, Polish Zloty, Chinese Renminbi, Turkish Lira, Swiss Franc, Australian Dollar, British Pound, Canadian Dollar and Singapore Dollar. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
There were no foreign exchange contracts designated as cash flow hedges outstanding as of June 30, 2026 and December 31, 2025. There were no outstanding interest rate contracts designated as cash flow hedges as of June 30, 2026 and December 31, 2025.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, we had an accumulated pre-tax unrealized translation gain in AOCI of $22 million related to the Euro-denominated senior notes.
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
There were no cash flow hedge dedesignations in the first six months of 2026 or 2025 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first six months of 2026 or 2025.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first six months of 2026. In March 2025, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above.

Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
In March 2025, as discussed in the "Net Investment Hedges" section above, we entered into forward contracts with a notional amount of $655 million to hedge the repayment of our Euro-denominated senior notes due May 2025. These forward contracts matured in May 2025. The total notional amount of undesignated derivative instruments was $204 million as of June 30, 2026 and $323 million as of December 31, 2025.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended June 30, 2026 and 2025.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2026	2025		2026	2025
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(2)	$(2)
Foreign exchange contracts	—	(2)	Cost of sales	—	2
Net investment hedges	5	(66)	Other (income) expense, net	—	—
Total	$5	$(68)		$(2)	$—

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2026	2025
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$—	$33
Total		$—	$33

The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the six months ended June 30, 2026 and 2025.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2026	2025		2026	2025
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(3)	$(3)
Foreign exchange contracts	—	(2)	Cost of sales	—	6
Net investment hedges	25	(127)	Other (income) expense, net	—	—
Total	$25	$(129)		$(3)	$3

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2026	2025
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	(4)	31
Total		$(4)	$31

As of June 30, 2026, $4 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of June 30, 2026.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Net investment hedges			Long-term debt and finance lease obligations, less current portion	$810
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	1	Accrued expenses and other current liabilities	3
Total derivative instruments		$1		$813
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

	June 30, 2026		December 31, 2025
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$1	$3	$—	$1
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(1)	(1)	—	—
Total	$—	$2	$—	$1

The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of June 30, 2026	Balance as of December 31, 2025	Balance as of June 30, 2026	Balance as of December 31, 2025
Long-term debt	$98	$99	$1	$2
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of June 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$1	$—	$1	$—
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	9	9	—	—
Total	$11	$9	$1	$1
Liabilities
Foreign exchange contracts	$3	$—	$3	$—
Contingent payments related to acquisitions	10	—	—	10
Indemnifications related to Kidney Care separation[1]	43	—	—	43
Total	$56	$—	$3	$53
1 See Note 2 for additional information.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale debt securities	1	—	—	1
Marketable equity securities	15	15	—	—
Total	$16	$15	$—	$1
Liabilities
Foreign exchange contracts	$1	$—	$1	$—
Contingent payments related to acquisitions	7	—	—	7
Indemnifications related to Kidney Care separation[1]	53	—	—	53
Total	$61	$—	$1	$60
1 See Note 2 for additional information.
As of June 30, 2026 and December 31, 2025, cash and cash equivalents of $2.15 billion and $1.97 billion, respectively, included money market fund and other short-term funds of approximately $1.09 billion and $832 million, respectively, that are considered Level 2 in the fair value hierarchy.
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

	Three Months Ended June 30,
	2026			2025
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$53	$7	$1	$37	$12	$1
Additions	—	—	—	19	—	—
Change in fair value recognized in earnings	—	3	—	—	—	—
Payments	(10)	—	—	—	—	—
Fair value at end of period	$43	$10	$1	$56	$12	$1

	Six Months Ended June 30,
	2026			2025
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$53	$7	$1	$—	$12	$1
Additions	—	—	—	56	—	—
Change in fair value recognized in earnings	—	3	—	—	—	—
Payments	(10)	—	—	—	—	—
Fair value at end of period	$43	$10	$1	$56	$12	$1

Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of June 30, 2026 and December 31, 2025.

	Book values		Fair values(a)
(in millions)	2026	2025	2026	2025
Liabilities
Current maturities of long-term debt	840	—	828	$—
Long-term debt	8,577	9,436	7,777	8,714
(a)    These fair value amounts are classified as Level 2 within the fair value hierarchy as they are estimated based on observable inputs.
The estimated fair values of current and long-term debt were computed by multiplying price by the notional amount of the respective debt instruments. Price is calculated using the stated terms of the respective debt instrument and yield curves commensurate with our credit risk. The carrying values of other financial instruments not presented in the above table, such as accounts receivable, accounts payable and short-term debt, approximate their fair values due to the short-term maturities of most of those assets and liabilities.
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $45 million and $50 million as of as of June 30, 2026 and December 31, 2025, respectively. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our condensed consolidated balance sheets.
16. SEGMENT INFORMATION
In the second quarter of 2026, as part of our new operating model to better align decision-making, cost structure, and execution across our businesses, we have changed our reportable segments to reflect the way our chief operating decision maker (CODM), who has been identified as our President and Chief Executive Officer, allocates resources and assesses our performance. Starting in the second quarter of 2026, our business is now comprised of two reportable segments under this new operating model: Medical Products & Therapies and Healthcare Systems & Technologies. Previously, our business was comprised of three segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. Our former Pharmaceuticals segment is now reported within the Infusion Therapies & Platforms division of the Medical Products & Therapies segment. Additionally, sales of products and services provided directly through certain of our manufacturing facilities related to Infusion Therapies & Platforms that were previously reported in Other are now reported in our Infusion Therapies & Platforms division of the Medical Products & Therapies segment. In addition, we updated our approach to our corporate cost allocations. Certain shared corporate expenses will now remain unallocated, rather than being fully allocated to the segments (as they had been previously). Prior period segment disclosures have been recast to reflect the new segment presentation.
The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products, specialty injectable pharmaceuticals, inhaled anesthesia, drug compounding and sales of products and services provided directly through certain of our manufacturing facilities. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, patient monitoring systems and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices, and other accessories. Other sales not allocated to a segment includes sales to Vantive, pursuant to the Kidney Care MSA.

Disaggregation of Net Sales
The following table presents our U.S. and international disaggregated net sales.

	Three Months Ended June 30,
	2026			2025
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Platforms	$769	$976	$1,745	$753	$896	$1,649
Advanced Surgery	182	149	331	158	138	296
Medical Products & Therapies	951	1,125	2,076	911	1,034	1,945
Care & Connectivity Solutions	361	141	502	341	133	474
Front Line Care	226	73	299	221	72	293
Healthcare Systems & Technologies	587	214	801	562	205	767
Other	57	26	83	63	35	98
Total Baxter	$1,595	$1,365	$2,960	$1,536	$1,274	$2,810

	Six Months Ended June 30,
	2026			2025
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Platforms	$1,480	$1,881	$3,361	$1,539	$1,700	$3,239
Advanced Surgery	347	288	635	303	261	564
Medical Products & Therapies	1,827	2,169	3,996	1,842	1,961	3,803
Care & Connectivity Solutions	676	261	937	657	244	901
Front Line Care	424	145	569	423	147	570
Healthcare Systems & Technologies	1,100	406	1,506	1,080	391	1,471
Other	103	56	159	104	57	161
Total Baxter	$3,030	$2,631	$5,661	$3,026	$2,409	$5,435

Segment Operating Income
Our CODM reviews the financial information presented for purposes of evaluating the performance of our segments and to make resource allocation decisions.
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
Corporate costs, inclusive of global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that do not benefit our segments are presented as unallocated corporate costs.
Segment results include net sales, cost of sales, selling, general and administrative expenses, R&D expenses, and other segment items which are directly allocated to each segment. Billings by us under the Kidney Care TSA are included in segment operating income. The following table presents our segment information of net sales, significant expenses and operating income during the periods presented.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Medical Products & Therapies	Healthcare Systems & Technologies
Net sales	$2,076	$801	$1,945	$767
Cost of sales	1,331	402	1,157	375
Selling, general and administrative expenses	310	202	299	195
Research and development expenses	74	44	83	49
Other segment items	(39)	(10)	(38)	(8)
Segment operating income	$400	$163	$444	$156

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Medical Products & Therapies	Healthcare Systems & Technologies
Net sales	$3,996	$1,506	$3,803	$1,471
Cost of sales	2,568	787	2,256	729
Selling, general and administrative expenses	605	384	601	385
Research and development expenses	145	92	166	95
Other segment items	(72)	(19)	(67)	(16)
Segment operating income	$750	$262	$847	$278
The following table presents our reportable segment operating income and reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Medical Products & Therapies	$400	$444	$750	$847
Healthcare Systems & Technologies	163	156	262	278
Total reportable segment operating income	563	600	1,012	1,125
Other	6	6	13	12
Unallocated corporate costs	(148)	(183)	(307)	(322)
Intangible asset amortization expense	(145)	(151)	(291)	(306)
Legal matters	—	—	—	(11)
Business optimization items	(7)	(17)	(75)	(62)
Acquisition and integration items	—	(5)	—	(6)
Separation-related costs	(22)	(14)	(33)	(27)
European Medical Devices Regulation	(4)	(5)	(8)	(10)
Business transformation	(23)	—	(34)	—
Hurricane Helene costs	(3)	(17)	(6)	(115)
Product-related items	—	(23)	12	(29)
Total operating income	217	191	283	249
Interest expense, net	64	58	130	122
Other (income) expense, net	(5)	—	1	(3)
Income (loss) from continuing operations before income taxes	$158	$133	$152	$130

Additional financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Depreciation Expense
Medical Products & Therapies	$72	$80	$143	$149
Healthcare Systems & Technologies	15	19	30	35
Total segment depreciation expense	87	99	173	184
Unallocated corporate depreciation expense	7	7	12	14
Total depreciation expense	$94	$106	$185	$198
Our CODM does not receive asset information by reportable segment and, accordingly, we do not report that information for our segments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025.
COMPLETED STRATEGIC ACTION; ONGOING BUSINESS TRANSFORMATION
On January 31, 2025, we completed the sale of our former Kidney Care business (which is now known as Vantive Health LLC (Vantive)) to certain affiliates of Carlyle Group Inc. (Carlyle) and ultimately received approximately $3.2 billion of after-tax cash proceeds that were used to repay short- and long-term legacy indebtedness in 2025.
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
In the second quarter of 2026, we implemented a new operating model to better align decision-making, cost structure, and commercial execution across our businesses. As part of this work, we continue to focus on increasing efficiencies through increased automation and digitization (including through our thoughtful exploration of artificial intelligence initiatives). Beginning in October 2025, we launched Baxter Growth and Performance system, our high performance business system grounded in continuous improvement and management by objectives.
As part of our new operating model, we have changed our reportable segments. Our business is now comprised of two reportable segments under this new operating model: Medical Products & Therapies and Healthcare Systems & Technologies. Previously, our business was comprised of three segments: Medical Products & Therapies, Healthcare Systems & Technologies, and Pharmaceuticals. Our former Pharmaceuticals segment is now reported within the Infusion Therapies & Platforms division of the Medical Products & Therapies segment. Additionally, sales of products and services provided directly through certain of our manufacturing facilities related to Infusion Therapies & Platforms that were previously reported in Other are now reported in our Infusion Therapies & Platforms division of the Medical Products & Therapies segment. In addition, we have updated our approach to our corporate cost allocations. Certain shared corporate expenses will now remain unallocated, rather than being fully allocated to the segments (as they had been previously). Prior period segment disclosures have been recast to reflect the new segment presentation. See Note 16 of this Quarterly Report on Form 10-Q for additional information.
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Novum IQ Large Volume Pump (Novum LVP)
During 2025, we initiated voluntary corrections for the Novum LVP. The U.S. Food and Drug Administration (FDA) classified these voluntary corrections as Class I recalls. We have implemented certain corrections related to the recalls and have identified additional corrections to address these recalls, some of which may require regulatory clearance or approval, and are in the early stages of verification testing. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. The timing of the release of the shipment and installation hold remains uncertain. As a result, we expect no meaningful sales of Novum LVP while these holds are in effect. Our Spectrum IQ large volume pump remains available as an alternative option for customers with Novum LVPs. In 2025, we recorded estimates for sales reductions, for returns or exchanges of Novum LVP, and certain other charges, including estimates of reserves for remediation costs and inventory and contract asset write-downs associated with these Novum LVP corrections. We regularly review these estimates (including those associated with any future additional corrections and customer returns or exchanges), which may be subject to additional change in the future. In the first quarter of 2026, we adjusted certain estimates associated with these Novum LVP corrections that were not material to our condensed consolidated financial statements; no such adjustments were recorded in the second quarter of 2026.
Supply Constraints, Tariffs and Global Economic Conditions
We have experienced challenges to our global supply chain, including, as a result of adverse impacts from significant weather events like Hurricane Helene and other global macroeconomic and geopolitical events (including the ongoing conflict in Iran), which have had a negative impact on our results of operations and may do so in the future. In addition, announcements regarding changes in U.S. trade policies and practices, including the implementation of global tariffs and proposed further tariffs (including potential medical device and pharmaceutical tariffs), the Supreme Court's decision to invalidate tariffs levied under the International Emergency Economic Powers Act (IEEPA), and responses from other jurisdictions, have significantly affected financial markets and economic conditions. In the second quarter of 2026, we recorded tariff refunds of approximately $75 million to costs of goods sold in our condensed consolidated statements of income (loss) (which is inclusive of $65 million in prepaid expenses and other current assets) for probable receipt of amounts eligible for refund in the first and second phases of the process and expect to submit additional refund requests in future phases subject to further rulings by the Court of International Trade. While uncertainty remains surrounding the timing of any additional amounts we may ultimately recover on current or future refund claims, we do not expect for any additional amounts to be material to our condensed consolidated financial statements. We currently expect that our results will continue to be adversely impacted by Section 122 duties and recently announced Section 301 tariffs that have been imposed following the judicial review of certain tariffs. Additionally, continued global macroeconomic uncertainty, including in trade policies and practices, elevated tariffs and operational and policy changes in the governments of the U.S. and other countries and other geopolitical events or conflicts (including the ongoing conflict in Iran and the potential for escalation of this and other conflicts), could contribute to further market volatility, deteriorating or prolonged weakened economic conditions and decreased hospital capital spending levels. We continue to closely monitor these developing situations and the estimated impact on our business, results of operations, financial condition and cash flows.

Over the past few years, the existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and may in the future result in, higher interest rates, shipping costs, labor costs, and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased, and could continue to increase, our costs of sourcing certain raw materials in some jurisdictions. We have experienced and are likely in the future to continue to experience inflationary and other increases in manufacturing costs and operating expenses (including as a result of the aforementioned tariffs and conflicts) and are limited in our ability to pass these cost increases on to our customers in a timely manner or at all due to the longer term nature of our customer contracts and arrangements, which could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could have a material adverse impact on our sales and results of operations.
For further discussion, please refer to Item 1A, Risk Factors in our 2025 Annual Report.
NON-GAAP FINANCIAL MEASURES
Our presentation of percentage changes in net sales at organic sales growth excludes the impact of the Kidney Care Manufacturing and Supply Agreement (Kidney Care MSA) sales not reflected in reportable segments, impacts associated with business acquisitions or divestitures, and is calculated at constant currency rates. Constant currency rates are computed using current period local currency sales at the prior period’s foreign exchange rates. Organic sales growth is a non-GAAP financial measure. This measure provides information about growth (or declines) in our net sales as if the Kidney Care MSA had no impact on our sales and foreign currency exchange rates had not changed between the prior period and the current period. We believe that the non-GAAP measure of percent change in net sales at organic sales growth, when used in conjunction with the U.S. GAAP measure of percent change in net sales at actual rates, may provide a more complete understanding and facilitate a fuller analysis of our results of operations, particularly in evaluating performance from one period to another.
RESULTS OF OPERATIONS
Net income (loss) attributable to Baxter stockholders for the three months ended June 30, 2026 was $126 million, or $0.24 per diluted share, compared to $91 million, or $0.18 per diluted share for the three months ended June 30, 2025. For the three months ended June 30, 2026, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $155 million, or $0.30 per diluted share. For the three months ended June 30, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $185 million, or $0.36 per diluted share.
Net income (loss) attributable to Baxter stockholders for the six months ended June 30, 2026 was $111 million, or $0.21 per diluted share, compared to $217 million, or $0.42 per diluted share for the six months ended June 30, 2025. For the six months ended June 30, 2026, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $360 million, or $0.70 per diluted share. For the six months ended June 30,

2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $379 million, or $0.74 per diluted share.
Net income (loss) from continuing operations for the three months ended June 30, 2026 was $135 million, or $0.26 per diluted share, compared to $122 million, or $0.24 per diluted share for the three months ended June 30, 2025. Net income (loss) from continuing operations for the three months ended June 30, 2026 included special items that adversely impacted net income (loss) by $155 million, or $0.30 per diluted share. Net income (loss) from continuing operations for the three months ended June 30, 2025 included special items that adversely impacted net income (loss) by $182 million, or $0.35 per diluted share.
Net income (loss) from continuing operations for the six months ended June 30, 2026 was $118 million, or $0.23 per diluted share, compared to $186 million, or $0.36 per diluted share for the six months ended June 30, 2025. Net income (loss) from continuing operations for the six months ended June 30, 2026 included special items that adversely impacted net income (loss) by $360 million, or $0.69 per diluted share. Net income (loss) from continuing operations for the six months ended June 30, 2025 included special items that adversely impacted net income (loss) by $403 million, or $0.79 per diluted share.
See the subsection entitled “Special Items” for information about special items for all periods presented.
CONSOLIDATED NET SALES

	Three Months Ended June 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
United States	$1,595	$1,536	4%	4%
International	1,365	1,274	7%	5%
Total net sales	$2,960	$2,810	5%	5%

	Six Months Ended June 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
United States	$3,030	$3,026	0%	0%
International	2,631	2,409	9%	4%
Total net sales	$5,661	$5,435	4%	2%
1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.

In the second quarter of 2026, the Kidney Care MSA sales adversely impacted sales growth by 1% and foreign exchange rates favorably impacted net sales growth by 1%, compared to the prior year period due to the strengthening of the U.S. Dollar relative to the Australian Dollar, Euro, Colombian Peso and Brazilian Real. In the first six months of 2026, the foreign currency rates favorably impacted net sales growth by 2%, compared to the prior year period due to the strengthening of the U.S. Dollar relative to the Euro, Australian Dollar, British Pound, Brazilian Real, Colombian Peso, and Canadian Dollar.
NET SALES BY SEGMENT
Medical Products & Therapies
Our Medical Products & Therapies segment includes sales of our sterile intravenous (IV) solutions, infusion systems, administration sets, parenteral nutrition therapies, surgical hemostat, sealant and adhesion prevention products, specialty injectable pharmaceuticals, inhaled anesthesia, drug compounding and sales of products and services provided directly through certain of our manufacturing facilities.

	Three Months Ended June 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Infusion Therapies & Platforms	$1,745	$1,649	6%	4%
Advanced Surgery	331	296	12%	12%
Total Medical Products & Therapies net sales	$2,076	$1,945	7%	5%

	Six Months Ended June 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Infusion Therapies & Platforms	$3,361	$3,239	4%	1%
Advanced Surgery	635	564	13%	11%
Total Medical Products & Therapies net sales	$3,996	$3,803	5%	2%
1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Products & Therapies segment net sales increased 7% in the second quarter and increased 5% in the first six months of 2026, as compared to the prior year periods.
Infusion Therapies & Platforms net sales increased 6% in the second quarter and increased 4% in the first six months of 2026, as compared to the prior year periods. The increase in the second quarter was driven by increased demand for our international pharmacy compounding offerings and a weak prior year comparison in the U.S. IV solutions business, during which we experienced lower sales due to distributor destocking and fluid conservation practices embedded with clinical practice changes. These increases were partially offset by a sales decline in our Injectables portfolio due to ongoing supply constraints in the U.S. and international markets and softness in certain premix products. Sales volumes were further impacted by lower volumes of our Novum LVP due to the continued shipment and implementation hold. Foreign exchange rates favorably impacted sales growth by 2% for the second quarter of 2026, as compared to the prior year period. Sales performance in the first six months of 2026 reflected increased demand for our international pharmacy compounding offerings, partially offset by lower sales in our injectables portfolio due to ongoing supply constraints in the U.S. and international markets and softness in certain premix products, as well as lower volumes of our Novum LVP due to the continued shipment and implementation hold. Foreign exchange rates favorably impacted sales growth by 3% for the first six months of 2026, as compared to the prior year period. As previously discussed in "Factors Affecting our Results of Operations", we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. As a result, we expect no meaningful sales of Novum LVP while these holds are in effect. Our Spectrum IQ large volume pump remains available as an alternative option for customers with Novum LVPs.
Advanced Surgery net sales increased 12% in the second quarter and increased 13% in the first six months of 2026, as compared to the prior year periods. Sales performance was primarily driven by growth in hemostats and sealants and was primarily attributable to increased sales volume globally. Foreign currency exchange rates favorably impacted sales growth by 2% in the first six months of 2026, as compared to the prior year period.
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

	Three Months Ended June 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Care & Connectivity Solutions	$502	$474	6%	5%
Front Line Care	299	293	2%	2%
Total Healthcare Systems & Technologies net sales	$801	$767	4%	4%

	Six Months Ended June 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Care & Connectivity Solutions	$937	$901	4%	3%
Front Line Care	569	570	(0)%	(1)%
Total Healthcare Systems & Technologies net sales	$1,506	$1,471	2%	1%
1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales increased 4% in the second quarter and increased 2% in the first six months of 2026, as compared to the prior year periods.
Care & Connectivity Solutions net sales increased 6% in the second quarter and increased 4% in the first six months of 2026, as compared to the prior year periods. Sales performance was primarily driven by increased volume associated with execution against the order backlog in the U.S. for patient support systems. Foreign currency exchange rates favorably impacted sales growth by 1% for the second quarter and the first six months of 2026, as compared to the prior year periods.
Front Line Care net sales increased 2% in the second quarter and were flat in the first six months of 2026, as compared to the prior year periods. The increase in the second quarter was primarily impacted by continued momentum within patient monitoring systems and the timing of orders, partially offset by planned global product exits. Sales performance in the first six months was driven by increased demand across our respiratory health products, confirm cardiology products and patient monitoring systems, offset by planned global product exits. Foreign currency exchange rates favorably impacted sales growth by 1% the first six months of 2026, as compared to the prior year period.
Other
Other sales, which represent sales not allocated to a reportable segment, include sales to Vantive, pursuant to the Kidney Care MSA. During the three months ended June 30, 2026 and 2025, we earned $83 million and $98 million, and $159 million and $161 million for the six months ended June 30, 2026 and 2025, respectively, of revenues that were not attributable to our reportable segments. The decrease in Other sales for the second quarter and six months ended June 30, 2026 as compared to the prior year periods is driven by reduced volumes under the Kidney Care MSA.

COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026		2025		2026		2025
Gross Margin
Intangible asset amortization expense	$(94)		$(101)		$(189)		$(205)
Business optimization items[1]	(3)		(6)		(14)		(19)
European medical devices regulation[2]	(4)		(5)		(8)		(10)
Separation-related costs[8]	(3)		(1)		(3)		(1)
Product-related items[3]	—		(23)		12		(29)
Business transformation[4]	(3)		—		(4)		—
Hurricane Helene costs[5]	(3)		(17)		(6)		(115)
Legal matters[6]	—		—		—		(11)
Total Special Items	$(110)		$(153)		$(212)		$(390)
Impact on Gross Margin Ratio	(3.7)	pts	(5.4)	pts	(3.7)	pts	(7.2)	pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$51		$50		$102		$101
Business optimization items[1]	4		11		46		41
Acquisition and integration items[7]	—		5		—		6
Separation-related costs[8]	19		$13		30		26
Business transformation[4]	13		—		23		—
Total Special Items	$87		$79		$201		$174
Impact on SG&A Ratio	2.9	pts	2.9	pts	3.5	pts	3.2	pts
Research and Development (R&D) Expenses
Business optimization items[1]	$—		$—		$15		$2
Business transformation[4]	4		—		4		—
Total Special Items	$4		$—		$19		$2
Impact on R&D Ratio	0.2	pts	0.0 pts		0.3	pts	0.0 pts
Other Operating Income, net
Business transformation[4]	$3		$—		$3		$—
Total Special Items	$3		$—		$3		$—
Other (Income) Expense, net
Investment impairments[9]	$—		$—		$5		$9
Acquisition and integration items[7]	—		—		—		5
Total Special Items	$—		$—		$5		$14
Income Tax Expense
Tax matters[10]	$(3)		$4		$23		$(39)
Tax effects of special items[11]	(46)		(54)		(103)		(138)
Total Special Items	$(49)		$(50)		$(80)		$(177)
Impact on Effective Tax Rate	(5.3)	pts	(8.4)	pts	3.1	pts	(60.1)	pts
1Our results for the second quarter of 2026 and 2025 included business optimization charges of $7 million and $17 million, respectively. Our results for the first six months of 2026 and 2025 included business optimization charges of $75 million and $62 million, respectively. These restructuring and business optimization costs primarily related to initiatives to reduce our cost structure following the sale of our former Kidney Care business. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.

2Our results for the second quarter of 2026 and 2025 included $4 million and $5 million, respectively, and for the first six months of 2026 and 2025 included $8 million and $10 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory change and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
3Our results for the first six months of 2026 included a benefit of $12 million related to a revised estimate of warranty and remediation activities from field corrective actions across our infusion pump category initially recorded in 2025. Our results for the second quarter and first six months of 2025 included charges of $23 million and $29 million, respectively, related to an estimate of warranty and remediation activities from field corrective actions on certain of our infusion pumps and a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022.
4Our results in the second quarter and the first six months of 2026 included charges of $23 million and $34 million, respectively, primarily related to business transformation costs which include expenses incurred in connection with discrete, recently launched enterprise‑wide initiatives to modernize and simplify systems, redesign operating models, and enhance process efficiency and digital capabilities. These costs are distinct from restructuring‑related charges (which are included in footnote 1 above as Business Optimization items) and are excluded to provide investors with greater comparability of underlying operating performance.
5Our results in the second quarter of 2026 and 2025 included charges of $3 million and $17 million, respectively, and for the first six months of 2026 and 2025 included $6 million and $115 million, respectively, related to damages caused by Hurricane Helene which consisted of remediation, air freight and other costs.
6Our results in the first six months of 2025 included charges of $11 million related to matters involving alleged injury from environmental exposure.
7Our results for the second quarter and first six months of 2025 included $5 million and $11 million, respectively, of integration costs which primarily reflected third party consulting costs related to the ongoing integration of Hill-Rom Holdings, Inc. (Hillrom). In the first six months of 2025 those costs also included the recognition of a non-cash impairment of property, plant and equipment related to integration activities.
8Our results for the second quarter of 2026 and 2025 included $22 million and $14 million, respectively, and for the first six months of 2026 and 2025 included $33 million and $27 million, respectively of separation-related costs primarily reflecting costs of external advisors supporting our activities related to the sale of our former Kidney Care business.
9Our results in the first six months of 2026 and 2025 included $5 million and $9 million, respectively, related to losses from non-cash impairment write-downs of investments.
10Our results in the second quarter of 2026 included a $3 million income tax benefit related to the settlement of certain income tax audits and adjustments to our valuation allowance on U.S. deferred tax assets, partially offset by the application of intraperiod tax allocation to our adjusted results in an interim period. Our results in the second quarter of 2025 included $4 million of income tax expense resulting from the application of an intraperiod tax allocation to our adjusted results in an interim period. Our results in the first six months of 2026 included $23 million of income tax expense primarily related to differences arising from the use of a forecasted effective tax rate to compute income tax expense during the period, partially offset by the settlement of certain income tax audits. Our results in the first six months of 2025 included $39 million of income tax benefit primarily driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
11This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.
Gross Margin and Expense Ratios

	Three Months Ended June 30,
	2026	% of net sales	2025	% of net sales	$ change	% change
Gross margin	$1,032	34.9%	$991	35.3%	$41	4.1%
SG&A	$735	24.8%	$718	25.6%	$17	2.4%
R&D	$129	4.4%	$134	4.8%	$(5)	(3.7)%

	Six Months Ended June 30,
	2026	% of net sales	2025	% of net sales	$ change	% change
Gross margin	$1,923	34.0%	$1,852	34.1%	$71	3.8%
SG&A	$1,463	25.8%	$1,421	26.1%	$42	3.0%
R&D	$268	4.7%	$274	5.0%	$(6)	(2.2)%
Gross Margin
Our gross margin ratio was 34.9% and 35.3% for the three months ended June 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.7 and 5.4 percentage points on the gross margin ratio for the three months ended June 30, 2026 and 2025, respectively. Our gross margin ratio was 34.0% and 34.1% for the first six months ended June 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.7 and 7.2 percentage points on the gross margin ratio for the first six months ended June 30, 2026 and 2025, respectively.

Excluding the impact of special items, the gross margin ratio decreased by 2.1 and 3.6 percentage points in the second quarter and first six months of 2026, respectively, compared to the prior year periods. The lower gross margins were primarily driven by increased manufacturing and supply costs, including an updated estimate of indirect costs previously recorded in SG&A now capitalized into inventory after the separation of our former Kidney Care business, and product mix, partially offset by IEEPA tariff refunds recorded in the second quarter of 2026.
SG&A
Our SG&A expenses ratio was 24.8% and 25.6% for the three months ended June 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 2.9 percentage points on the SG&A expenses ratio for the three months ended June 30, 2026 and 2025. Our SG&A expenses ratio was 25.8% and 26.1% for the first six months ended June 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.5 and 3.2 percentage points on the SG&A expenses ratio for the first six months ended June 30, 2026 and 2025, respectively.
Excluding the impact of special items, the SG&A expenses ratio decreased by 0.8 and 0.6 percentage points in the second quarter and first six months of 2026, respectively, compared to the prior year periods. The decrease primarily reflects lower headcount, partially offset by annual compensation increases.
R&D
Our R&D expenses ratio was 4.4% and 4.8% for the three months ended June 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 0.2 percentage points on the R&D expenses ratio for the three months ended June 30, 2026 and no impact on the R&D expenses ratio for the three months ended June 30, 2025. Our R&D expenses ratio was 4.7% and 5.0% for the first six months ended June 30, 2026 and 2025. The special items identified earlier in this section had an unfavorable impact of approximately 0.3 percentage points on the R&D expenses ratio for the first six months ended June 30, 2026 and no impact on the R&D expenses ratio for the first six months ended June 30, 2025.
Excluding the impact of special items, the R&D expenses ratio decreased by 0.6 percentage points in the second quarter and first six months of 2026, compared to the prior year periods. The decrease is primarily due to phasing of R&D spend which is expected to be flat on a full year basis.
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
For the six months ended June 30, 2026, $58 million of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care business.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, that are not material to our condensed consolidated financial statements, through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $49 million and $52 million in the second quarter of 2026 and 2025, respectively, and $91 million and $92 million for first six months ended June 30, 2026 and 2025, respectively. These amounts were primarily related to the income recognized under the Kidney Care TSA entered into upon the sale of the Kidney Care business in January 2025.
Interest Expense, Net
Interest expense, net was $64 million and $58 million in the second quarter of 2026 and 2025, respectively, and $130 million and $122 million for first six months ended June 30, 2026 and 2025, respectively. The increase in the second quarter and first six months of 2026 was driven by higher interest expense on senior notes issued in the fourth quarter of 2025 partially offset by debt repayments in the first six months of 2025.
Other (Income) Expense, net
Other (income) expense, net was income of $5 million and zero in the second quarter of 2026 and 2025, respectively. In the current year period, other income, net was primarily driven by pension and other postretirement benefits. In the prior year period, other (income) expense, net was primarily driven by pension and other postretirement benefits, offset by foreign exchange losses. Other (income) expense, net was expense of $1 million and income of $3 million for the first six months ended June 30, 2026 and 2025, respectively. In the current year period, other expense, net was primarily driven by losses from investments and foreign exchange losses, offset by pension and other postretirement benefits. In the prior year period, other income, net was primarily driven by pension and other postretirement benefits, partially offset by foreign currency losses and losses from a noncash impairment write-down in an equity method investment.
Income Taxes
Our effective income tax rate was 15% and 8% for the three months ended June 30, 2026 and 2025, respectively, and 22% and (43)% for the first six months ended June 30, 2026 and 2025, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended June 30, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by global earnings mix, partially offset by increases to our valuation allowance on U.S. deferred tax assets and tax shortfalls on stock compensation awards.
For the first six months ended June 30, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by global earnings mix, partially offset by increases to our valuation allowance on U.S. deferred tax assets and tax shortfalls on stock compensation awards.
For the three months ended June 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by our global earnings mix.
For the first six months ended June 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
In the first quarter of 2026, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) for examination related to transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. In the second quarter of 2026, we settled the examination by the IRS related to these matters for amounts materially consistent with our existing and previously disclosed uncertain tax position reserves. The previously disclosed uncertain tax position reserves for tax years 2021 through 2025 were not adjusted as a result of the aforementioned IRS settlement for 2019 and 2020 tax years. While we believe that our transfer pricing positions are well documented and properly supported, and adequate amounts have been reserved to account for any adjustments that may ultimately result from this examination, the matter remains open for resolution. Additionally, if the IRS were to assert we owe additional taxes and prevail in this assertion, such outcome could have a material impact on our financial position, results of operations, and cash flows.
During 2025, because of a cumulative history of operating losses in the U.S., we recorded a valuation allowance against our U.S. deferred tax assets, including certain federal and state tax attributes such as foreign tax credits. Although we expect to remain in a U.S. valuation allowance position for at least the next 12 months, we also anticipate future changes in the amount of the valuation allowance including during 2026, which could be material, due to operational activity and movement in our routine deferred tax assets and liabilities.
The Organization of Economic Co-operation and Development (OECD) reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. During the first quarter of 2026, the OECD published administrative guidance proposing a Side-by-Side safe harbor, which may reduce the impact of Pillar Two for U.S. headquartered multinational corporations. We will monitor the implementation of the Side-by-Side safe harbor by individual jurisdictions, however we do not expect the impact of Pillar Two to be material in any case.
Discontinued Operations
On January 31, 2025, we completed the sale of our Kidney Care business and its results have been presented as discontinued operations for the three and six months ended June 30, 2026 and 2025. Income (loss) from discontinued operations, net of tax was $(9) million in the second quarter of 2026, compared to $(31) million in the second quarter of 2025. The decrease in the current year period was primarily driven by changes in related tax indemnification liabilities. For the first six months ended June 30, 2026 and 2025, income (loss) from discontinued operations, net of tax was $(7) million and $31 million, respectively. The decrease in the current year period was primarily driven by the gain on the sale of our Kidney Care business for the six months ended June 30, 2025. Refer to Note 2 within Item 1 for additional information.
SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Medical Products & Therapies	$400	$444	$750	$847
% of Segment Net Sales	19.3%	22.8%	18.8%	22.3%
Healthcare Systems & Technologies	163	156	262	278
% of Segment Net Sales	20.3%	20.3%	17.4%	18.9%
Total reportable segment operating income	563	600	1,012	1,125
Other	6	6	13	12
Unallocated corporate costs	(148)	(183)	(307)	(322)
Intangible asset amortization expense	(145)	(151)	(291)	(306)
Legal matters	—	—	—	(11)
Business optimization items	(7)	(17)	(75)	(62)
Acquisition and integration items	—	(5)	—	(6)
Separation-related costs	(22)	(14)	(33)	(27)
European Medical Devices Regulation	(4)	(5)	(8)	(10)
Product-related items	—	(23)	12	(29)
Business transformation	(23)	—	(34)	—
Hurricane Helene Costs	(3)	(17)	(6)	(115)
Total operating income	217	191	283	249
Interest expense, net	64	58	130	122
Other (income) expense, net	(5)	—	1	(3)
Income from continuing operations before income taxes	$158	$133	$152	$130
Medical Products & Therapies
Segment operating income was $400 million and $444 million in the second quarter of 2026 and 2025, respectively, and $750 million and $847 million for the first six months ended June 30, 2026 and 2025, respectively. The decrease in segment operating income in the second quarter and first six months ended June 30, 2026 compared to the prior year periods were primarily driven increased manufacturing and supply costs, pricing reductions, and the timing impact of an updated cost estimate of indirect costs capitalized into inventory in the prior year. This was partially offset by IEEPA tariff refunds recognized in the second quarter of 2026.
Healthcare Systems & Technologies
Segment operating income was $163 million and $156 million in the second quarter of 2026 and 2025, respectively, and $262 million and $278 million for the first six months ended June 30, 2026 and 2025, respectively. Segment operating income increased in the second quarter compared to the prior year period primarily due to cost savings and IEEPA tariff refunds recognized in the second quarter of 2026, largely offset by increased manufacturing and supply costs. The decrease in the first six months ended June 30, 2026 compared to the prior year period was primarily due to increased manufacturing and supply costs, partially offset by improved sales volumes and IEEPA tariff refunds recognized in the second quarter of 2026.
Other
Other operating income, which represents operating income not attributable to our reportable segments, was $6 million in the second quarter of 2026 and 2025, and $13 million and $12 million for the first six months ended June 30, 2026 and 2025, respectively. The increase in the first six months of 2026 compared to the prior year period was primarily due to a longer period of income recognition in the current year period. In the prior year period, income from revenues earned under the Kidney Care MSA was recognized following the closing of the sale of the Kidney Care business on January 31, 2025, whereas income from revenues earned under the Kidney Care MSA was recognized for the full period in the current year.
Unallocated Corporate Costs
Under our operating model, global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that do not benefit our segments are presented as unallocated corporate costs. Additionally, intangible asset amortization and other special items are not allocated to our segments.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the six-month periods ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from (used in) operations - continuing operations	$510	$118
Cash flows from (used in) investing activities - continuing operations	(250)	$(239)
Cash flows from (used in) financing activities	(42)	$(3,988)
Cash Flows from Operations - Continuing Operations
For the six months ended June 30, 2026, operating cash flows from continuing operations were $510 million. For the six months ended June 30, 2025, operating cash flows from continuing operations were $118 million. Operating cash flows from continuing operations in the current year period increased primarily due to favorable changes in working capital, driven by reductions in inventory and prepaid expenses and improved collections of accounts receivable.
Cash Flows from Investing Activities - Continuing Operations
For the six months ended June 30, 2026, cash used in investing activities from continuing operations primarily included capital expenditures of $253 million. For the six months ended June 30, 2025, cash used in investing activities from continuing operations primarily included capital expenditures of $262 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2026, cash used in financing activities primarily included payments of a contingent liability to Vantive of $31 million. For the six months ended June 30, 2025, cash used in financing activities included debt repayments of $3.51 billion, a decrease in commercial paper borrowings of $300 million, and dividend payments of $174 million, partially offset by proceeds from stock issued under employee benefit plans of $16 million.

As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first six months of 2026. We had $1.30 billion remaining available under this authorization as of June 30, 2026.
Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of June 30, 2026, we had a multicurrency revolving credit facility, as described below.
Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver in U.S. dollars bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of June 30, 2026 or December 31, 2025. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under the Multicurrency Revolver for an amount at least equal to our outstanding commercial paper borrowings.
As of June 30, 2026, we were in compliance with the financial covenant in the Multicurrency Revolver. Based on our covenant calculations as of June 30, 2026, we had capacity to draw $1.41 billion under the Multicurrency Revolver. The non-performance of any financial institution supporting the Multicurrency Revolver would reduce the maximum capacity thereunder by such institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $2.15 billion of cash and cash equivalents as of June 30, 2026, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of June 30, 2026, we had approximately $9.46 billion of long-term debt and finance lease obligations, including current maturities and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure (including with respect to the potential refinancing of our outstanding indebtedness).
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
In connection with our November 1, 2025 annual goodwill impairment tests, we recorded a goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment to reduce the carrying value of the reporting unit to its fair value. While no triggering events were identified during the six months ended June 30, 2026, we are continuing to closely monitor the performance of this reporting unit (including in light of evolving global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this business in the future, a goodwill impairment could arise at that time. As of June 30, 2026, the carrying amount of goodwill for our Front Line Care reporting unit was $1.51 billion.
Welch Allyn Trade Name
In connection with our annual trade name impairment assessment in the fourth quarter of 2025, we recognized an impairment charge to reduce the carrying amount of the Welch Allyn trade name within our Healthcare Systems & Technologies segment, an indefinite-lived intangible asset, to its estimated fair value. While no triggering events were identified during the six months ended June 30, 2026, we are continuing to closely monitor the performance of this intangible asset (including in light of evolving global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this intangible asset in the future, an intangible asset impairment could arise at that time. As of June 30, 2026, the carrying amount of the Welch Allyn Trade Name was $390 million.
There have been no significant changes in the application of our critical accounting policies during the first six months of 2026.
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
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
2 Available online at https://www.fda.gov/inspections-compliance-enforcement-and-criminal-investigations/warning-letters/baxter-healthcare-corporation-654136-07252023
References to websites, links or other information are provided for convenience only. None of the information or data included on these websites or accessible at these links is incorporated into, and will not be deemed to be part of, this quarterly report on Form 10-Q or any of Baxter's other filings with the SEC.
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
•We have experienced disruptions in our supply chain and may experience additional disruptions in the future;
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
•We have experienced and may in the future experience breaches and breakdowns affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage;
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
•Our goals, activities, and disclosures related to sustainability and corporate responsibility matters, and the perception of our activities in these areas, may fail to satisfy the differing expectations of key stakeholders on these matters;
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
•We decreased our quarterly dividend to $0.01 per share and cannot guarantee that we will increase the amount of dividends we pay, or that we will not cease paying dividends;
•Our common stock price has fluctuated significantly and may continue to do so; and
•other factors discussed elsewhere in this report and other filings with the SEC, including those factors described in Item 1A of our 2025 Annual Report, all of which are available on our website.

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

We use the Investor Relations page of our website to disclose material information for purposes of the SEC's Regulation Fair Disclosure. We encourage our investors to monitor this website in addition to our other public announcements and SEC filings as information posted on that page could be deemed to be material information. None of the information or data included on this website is incorporated into, and will not be deemed to be a part of, this quarterly report on Form 10-Q or any of Baxter's other filings with the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Euro, Australian Dollar, British Pound, Brazilian Real, Colombian Peso, and Canadian Dollar. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
We primarily use forward contracts to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities denominated in foreign currencies. We also enter into derivative instruments to hedge foreign exchange risk on certain inter-company and third-party receivables and payables, and debt denominated in foreign currencies.
As part of our risk-management program, we perform sensitivity analyses to assess potential changes in the fair value of our foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of June 30, 2026, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $2 million with respect to those contracts would change by $7 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of June 30, 2026 by replacing the actual exchange rates as of June 30, 2026 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of June 30, 2026, our subsidiary in Turkey had net monetary assets of $33 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2025 Annual Report. There were no significant changes during the quarter ended June 30, 2026.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the second quarter of 2026, we did not repurchase any shares under this authority. We had $1.30 billion remaining under this program as of June 30, 2026. This program does not have an expiration date.
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

3.1
Amendment to Amended and Restated Certificate of Incorporation of Baxter International Inc. (incorporated by reference to Exhibit 3.1 to Baxter International Inc.’s Current report on Form 8-K, filed on May 8, 2026)

3.2	Amended and Restated Bylaws of Baxter International Inc. (incorporated by reference to Exhibit 3.2 to Baxter International Inc.’s Current report on Form 8-K, filed on May 8, 2026).

10.1	Baxter International Inc. Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current report on Form 8-K, filed on May 8, 2026).

10.2	Amendment to Andrew Hider Offer Letter, dated May 7, 2026, (incorporated by reference to Exhibit 10.2 to Baxter International Inc.’s Current report on Form 8-K, filed on May 8, 2026).

10.3	Baxter International Inc. Second Amended and Restated 2021 Incentive Plan (incorporated by reference to Exhibit 10.3 to Baxter International Inc.’s Current report on Form 8-K, filed on May 8, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)
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
Date: July 30, 2026
	By:	/s/ Anita A. Zielinski
Anita A. Zielinski Interim Chief Financial Officer and Senior Vice President, Chief Accounting Officer and Controller (duly authorized officer and principal financial and accounting officer)