Form 10-Q
period 2026-09-30
BAXTER INTERNATIONAL INC
filed 2026-10-29
CIK 10456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of October 22, 2026 was 517,348,188 shares.

BAXTER INTERNATIONAL INC.
FORM 10-Q
For the quarterly period ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Baxter International Inc.
Condensed Consolidated Balance Sheets
(in millions, except share information)

	September 30, 2026 (unaudited)	December 31, 2025
Current assets:
Cash and cash equivalents	$1,975	1,966
Accounts receivable, net of allowances of $55 in 2026 and $63 in 2025	1,783	1,861
Inventories	2,300	2,232
Prepaid expenses and other current assets	768	813
Total current assets	6,826	6,872
Property, plant and equipment, net	2,873	2,910
Goodwill	4,871	4,929
Other intangible assets, net	3,927	4,369
Operating lease right-of-use assets	260	276
Other non-current assets	657	699
Total assets	$19,414	$20,055
Current liabilities:
Short-term debt	$—	$1
Current maturities of long-term debt and finance lease obligations	844	2
Accounts payable	1,024	999
Accrued expenses and other current liabilities	1,941	1,968
Total current liabilities	3,809	2,970
Long-term debt and finance lease obligations, less current portion	7,757	9,473
Operating lease liabilities	206	223
Other non-current liabilities	1,167	1,287
Total liabilities	12,939	13,953
Commitments and contingencies
Equity:
Common stock, $1 par value, authorized 2,000,000,000 shares, issued 683,494,944 shares in 2026 and 2025	683	683
Common stock in treasury, at cost, 166,146,756 shares in 2026 and 169,213,617 shares in 2025	(10,685)	(10,873)
Additional contributed capital	6,254	6,368
Retained earnings	14,095	13,705
Accumulated other comprehensive loss	(3,845)	(3,754)
Total Baxter stockholders’ equity	6,502	6,129
Noncontrolling interests	(27)	(27)
Total equity	6,475	6,102
Total liabilities and equity	$19,414	$20,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$2,976	$2,835	$8,637	$8,270
Cost of sales	1,982	1,885	5,720	5,468
Gross margin	994	950	2,917	2,802
Selling, general and administrative expenses	730	708	2,193	2,129
Research and development expenses	125	118	393	392
Other operating income, net	(86)	(48)	(177)	(140)
Operating income	225	172	508	421
Interest expense, net	61	58	191	180
Other (income) expense, net	(253)	(7)	(252)	(10)
Income (loss) from continuing operations before income taxes	417	121	569	251
Income tax expense (benefit)	119	172	153	116
Income (loss) from continuing operations	298	(51)	416	135
Income (loss) from discontinued operations, net of tax	(4)	5	(11)	36
Net income (loss)	294	(46)	405	171
Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Baxter stockholders	$294	$(46)	$405	$171
Income (loss) from continuing operations per common share
Basic	$0.58	$(0.10)	$0.81	$0.26
Diluted	$0.57	$(0.10)	$0.80	$0.26
Income (loss) from discontinued operations per common share
Basic	$(0.01)	$0.01	$(0.03)	$0.07
Diluted	$0.00	$0.01	$(0.02)	$0.07
Income (loss) per common share
Basic	$0.57	$(0.09)	$0.78	$0.33
Diluted	$0.57	$(0.09)	$0.78	$0.33
Weighted-average number of shares outstanding
Basic	517	514	516	513
Diluted	520	514	518	514
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income (loss) from continuing operations	$298	$(51)	$416	$135
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments, net of tax expense (benefit) of $9 and $(1) for the three months ended September 30, 2026 and 2025, respectively, and $17 and $(13) for nine months ended September 30, 2026 and 2025, respectively.	(29)	13	(101)	148
Pension and other postretirement benefits, net of tax expense (benefit) of zero for the three months ended September 30, 2026 and 2025, and $1 and $(7) for nine months ended September 30, 2026 and 2025, respectively.	2	(1)	7	5
Hedging activities, net of tax expense (benefit) of zero for the three months ended September 30, 2026 and 2025, and $1 and $(1) for nine months ended September 30, 2026 and 2025, respectively.	1	1	3	(2)
Total other comprehensive income (loss) from continuing operations, net of tax	(26)	13	(91)	151
Comprehensive income (loss) from continuing operations	272	(38)	325	286
Income (loss) from discontinued operations, net of tax	(4)	5	(11)	36
Other comprehensive income (loss) from discontinued operations
Currency translation adjustments, net of tax expense (benefit) of zero for the three months ended September 30, 2026 and 2025, and zero for nine months ended September 30, 2026 and 2025.	—	—	—	137
Pension and other postretirement benefits, net of tax expense (benefit) of zero for the three months ended September 30, 2026 and 2025, and zero and $(3) for nine months ended September 30, 2026 and 2025, respectively.	—	—	—	(11)
Total other comprehensive income (loss) from discontinued operations	—	—	—	126
Comprehensive income (loss) from discontinued operations	(4)	5	(11)	162
Comprehensive income (loss)	268	(33)	314	448
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Baxter stockholders	$268	$(33)	$314	$448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in millions)

	For the three months ended September 30, 2026
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2026	683	$683	166	$(10,705)	$6,241	$13,806	$(3,819)	$6,206	$(27)	$6,179
Net income (loss)	—	—	—	—	—	294	—	294	—	294
Other comprehensive income (loss)	—	—	—	—	—	—	(26)	(26)	—	(26)
Stock issued under employee benefit plans and other	—	—	—	20	13	—	—	33	—	33
Dividends declared on common stock	—	—	—	—	—	(5)	—	(5)	—	(5)
Balance as of September 30, 2026	683	$683	166	$(10,685)	$6,254	$14,095	$(3,845)	$6,502	$(27)	$6,475

	For the nine months ended September 30, 2026
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2026	683	$683	169	$(10,873)	$6,368	$13,705	$(3,754)	$6,129	$(27)	$6,102
Net income (loss)	—	—	—	—	—	405	—	405	—	405
Other comprehensive income (loss)	—	—	—	—	—	—	(91)	(91)	—	(91)
Stock issued under employee benefit plans and other	—	—	(3)	188	(114)	—	—	74	—	74
Dividends declared on common stock	—	—	—	—	—	(15)	—	(15)	—	(15)
Balance as of September 30, 2026	683	$683	166	$(10,685)	$6,254	$14,095	$(3,845)	$6,502	$(27)	$6,475

	For the three months ended September 30, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of July 1, 2025	683	$683	170	$(10,915)	$6,328	$14,970	$(3,746)	$7,320	$(27)	$7,293
Net income (loss)	—	—	—	—	—	(46)	—	(46)	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	—	13	13	—	13
Stock issued under employee benefit plans and other	—	—	—	24	17	—	—	41	—	41
Dividends declared on common stock	—	—	—	—	—	(87)	—	(87)	—	(87)
Balance as of September 30, 2025	683	$683	170	$(10,891)	$6,345	$14,837	$(3,733)	$7,241	$(27)	$7,214

	For the nine months ended September 30, 2025
	Baxter International Inc. stockholders' equity
	Common stock shares	Common stock	Common stock shares in treasury	Common stock in treasury	Additional contributed capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Baxter stockholders' equity	Noncontrolling interests	Total equity
Balance as of January 1, 2025	683	$683	173	$(11,059)	$6,421	$14,929	$(4,010)	$6,964	$60	$7,024
Net income (loss)	—	—	—	—	—	171	—	171	—	171
Other comprehensive income (loss)	—	—	—	—	—	—	162	162	—	162
Reclassification of other comprehensive income (loss) disposed in the Kidney Care Separation	—	—	—	—	—	—	115	115	—	115
Stock issued under employee benefit plans and other	—	—	(3)	168	(76)	—	—	92	—	92
Dividends declared on common stock	—	—	—	—	—	(263)	—	(263)	—	(263)
Disposition of noncontrolling interest associated with the Kidney Care separation	—	—	—	—	—	—	—	—	(87)	(87)
Balance as of September 30, 2025	683	$683	170	$(10,891)	$6,345	$14,837	$(3,733)	$7,241	$(27)	$7,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxter International Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operations
Net income (loss)	$405	$171
Less: Income (loss) from discontinued operations, net of tax	(11)	36
Income (loss) from continuing operations	416	135
Adjustments to reconcile net income (loss) to cash flows from operations:
Depreciation and amortization	715	741
Deferred income taxes	(39)	(115)
Stock compensation	73	80
Net periodic pension and other postretirement costs	(12)	(24)
Gain on early extinguishment of debt	(253)	—
Other long-lived asset impairments and write offs	53	24
Other	13	22
Changes in balance sheet items:
Accounts receivable, net	70	(44)
Inventories	(82)	(360)
Prepaid expenses and other current assets	37	(32)
Accounts payable	65	(36)
Accrued expenses and other current liabilities	(4)	31
Other	16	(67)
Cash flows from (used in) operations - continuing operations	1,068	355
Cash flows from (used in) operations - discontinued operations	(12)	(94)
Cash flows from (used in) operations	1,056	261
Cash flows from investing activities
Capital expenditures	(363)	(373)
Acquisitions of developed technology and investments	(3)	(9)
Other investing activities, net	6	32
Cash flows from (used in) investing activities - continuing operations	(360)	(350)
Cash flows from (used in) investing activities - discontinued operations	—	3,389
Cash flows from (used in) investing activities	(360)	3,039
Cash flows from financing activities
Repayments of debt	(600)	(3,505)
Repayments of debt with original maturities of three months or less	—	(300)
Cash dividends on common stock	(15)	(261)
Proceeds from stock issued under employee benefit plans	19	25
Payments of contingent liabilities	(50)	(10)
Other financing activities, net	(16)	(18)
Cash flows from (used in) financing activities	(662)	(4,069)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	(21)	83
Increase (decrease) in cash, cash equivalents and restricted cash	13	(686)
Cash, cash equivalents and restricted cash of continuing operations at beginning of period (1)	1,968	2,414
Cash, cash equivalents and restricted cash of continuing operations at end of period (1)	1,981	1,728
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to the amounts reported within the condensed consolidated balance sheet as of September 30, 2026, December 31, 2025, and September 30, 2025 (in millions):

	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$1,975	$1,966	$1,726
Restricted cash included in other non-current assets	6	2	2
Cash, cash equivalents and restricted cash	$1,981	$1,968	$1,728
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
In accordance with the EPA, we have agreed to indemnify Vantive for certain items, including taxes imposed on or with respect to the Kidney Care divested entities, for pre-closing tax periods. The net indemnification liability as of September 30, 2026 was $44 million. Further, in accordance with the EPA, Baxter recorded a contingent liability for payments to reimburse Vantive for qualifying capital expenditures of $133 million over a period of three years post sale. The contingent liability as of September 30, 2026 was $33 million based on payments made to date and classified as current liabilities within our condensed consolidated balance sheet.

Certain of the business guarantees originally entered by us on behalf of the Kidney Care business were not released prior to the completion of the sale and remain outstanding. These legacy guarantees primarily relate to certain leases, performance contracts and to support regulatory requirements of the Kidney Care business. As of September 30, 2026, the total amount of Kidney Care business guarantees retained by us was approximately $28 million. Under terms of the EPA, Carlyle has agreed to indemnify us for any cost or expense, or payments made in the future under these arrangements.
Results of Discontinued Operations
The following tables summarize the major classes of line items included in income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2025	2025
Net sales	—	$352
Cost of sales	—	206
Gross margin	—	146
Selling, general and administrative expenses	—	116
Research and development expenses	—	16
Operating income (loss)	—	14
Interest expense, net	—	13
Other (income) expense, net	—	7
Income (loss) from discontinued operations before gain on disposition and income taxes	—	(6)
Gain (loss) on disposition	(55)	115
Income tax expense (benefit)	(60)	73
Income (loss) from discontinued operations, net of tax	5	36
Less: Net income attributable to noncontrolling interest included in discontinued operations	—	—
Net income (loss) attributable to Baxter stockholders included in discontinued operations	$5	$36
For the three and nine months ended September 30, 2026, activity in discontinued operations primarily related to tax indemnifications.
3. SUPPLEMENTAL FINANCIAL INFORMATION
Allowance for Doubtful Accounts
The following table is a summary of the changes in our allowance for doubtful accounts for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$56	$71	$63	$71
Charged (released) to costs and expenses	1	(3)	—	(3)
Write-offs	(2)	—	(8)	(3)
Currency translation adjustments	—	1	—	4
Balance at end of period	$55	$69	$55	$69

Inventories

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$560	$536
Work in process	429	369
Finished goods	1,311	1,327
Inventories	$2,300	$2,232
Property, Plant and Equipment, Net

(in millions)	September 30, 2026	December 31, 2025
Property, plant and equipment, at cost	$8,204	$8,054
Accumulated depreciation	(5,331)	(5,144)
Property, plant and equipment, net	$2,873	$2,910
Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest expense, net of capitalized interest	$74	$68	$229	$221
Interest income	(13)	(10)	(38)	(41)
Interest expense, net	$61	$58	$191	$180
Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Foreign exchange losses, net	$5	$3	$8	15
Pension and other postretirement benefit plans	(7)	(11)	(20)	(33)
Change in fair value of marketable equity securities	1	3	7	2
Investment impairments	—	—	5	9
Gain on debt extinguishment	(253)	—	(253)	—
Other, net	1	(2)	1	(3)
Other (income) expense, net	$(253)	$(7)	$(252)	$(10)
Non-Cash Operating and Investing Activities
Right-of-use operating lease assets obtained in exchange for lease obligations for the nine months ended September 30, 2026 and 2025 were $35 million and $14 million, respectively.
Purchases of property, plant and equipment included in accounts payable as of September 30, 2026 and 2025 were $29 million and $45 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The following is a reconciliation of goodwill by segment.

(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Pharmaceuticals	Total
Balance as of December 31, 2025	$1,265	$3,087	$577	$4,929
Reallocation of goodwill	569	—	(569)	—
Currency translation	(43)	(7)	(8)	(58)
Balance as of September 30, 2026	$1,791	$3,080	$—	$4,871
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
Other intangible assets, net
The following is a summary of our other intangible assets.

					Indefinite-lived intangible assets
(in millions)	Customer relationships	Developed technology, including patents	Trade names	Other amortized intangible assets	Trade names	In process Research and Development	Total
December 31, 2025
Gross other intangible assets	$3,393	$3,208	$953	$91	$390	$107	$8,142
Accumulated amortization	(1,095)	(2,434)	(172)	(72)	—	—	(3,773)
Other intangible assets, net	$2,298	774	781	19	390	107	4,369
September 30, 2026
Gross other intangible assets	$3,391	$3,184	$953	$91	$390	$107	$8,116
Accumulated amortization	(1,255)	(2,638)	(224)	(72)	—	—	(4,189)
Other intangible assets, net	$2,136	$546	$729	$19	$390	$107	$3,927
Intangible asset amortization expense was $145 million and $147 million for the three months ended September 30, 2026 and 2025, respectively, and $436 million and $453 million for the nine months ended September 30, 2026 and 2025, respectively.
5. FINANCING ARRANGEMENTS
Significant Debt Activity
In August 2026 we commenced and settled cash tender offers to purchase one or more series of our outstanding 3.132% senior notes due 2051, 3.500% senior notes due 2046, 4.500% senior notes due 2043 and 2.539% senior notes due 2032 for an aggregate purchase price up to $600 million.
Pursuant to the tender offers, we accepted for purchase and repaid $422 million of our 3.132% senior notes due 2051 for a purchase price of $248 million, $132 million of our 3.500% senior notes due 2046 for a purchase price of $89 million, $73 million of our 4.500% senior notes due 2043 for a purchase price of $57 million and $237 million of our 2.539% senior notes due 2032 for a purchase price of $206 million. In connection with this transaction, we recognized a pre-tax gain of $253 million from the early extinguishment of debt, which is included in other (income) expense, net in the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2026.
Credit Facilities
Our multicurrency revolver credit facility (Multicurrency Revolver) has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver in U.S. dollars bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio. Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of September 30, 2026 or December 31, 2025. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under our Multicurrency Revolver for an amount at least equal to our outstanding commercial paper borrowings. Based on our covenant calculations as of September 30, 2026, we had capacity to draw on the full amount under the Multicurrency Revolver.
In the third quarter of 2026, we amended the credit agreement governing our Multicurrency Revolver to increase the maximum net leverage ratio covenant for the five fiscal quarters ending September 30, 2026, December 31, 2026, March 31, 2027, June 30, 2027, and September 30, 2027.
As of September 30, 2026, we were in compliance with the financial covenant in the Multicurrency Revolver. The non-performance of any financial institution supporting the Multicurrency Revolver would reduce the capacity thereunder by such institution's respective commitment.
6. COMMITMENTS AND CONTINGENCIES
We are involved in product liability, patent, commercial, employment and other legal matters that arise in the normal course of our business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We regularly review legal contingencies to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates and could have a material adverse effect on our results of operations and cash flows. As of September 30, 2026 and December 31, 2025, our total recorded reserves with respect to legal and environmental matters were $41 million and $47 million, respectively.
We have established reserves for certain of the matters discussed below. While we believe that we have valid defenses in the matters set forth below, litigation is inherently uncertain, excessive verdicts do occur, and we may incur material judgments or enter into material settlements of claims.
In addition to the matters described below, we remain subject to the risk of future administrative and legal actions. With respect to governmental, regulatory and quality matters, these actions have led to and may in the future lead to adverse regulatory site inspections and/or inspectional classifications, warning letters, product recalls or seizures, injunctions to halt or restrict the manufacture and distribution of products, consent decrees, other regulatory or enforcement activity, refusal of a government to grant approvals or licenses or withdrawal of existing approvals and licenses, other restrictions on our operations (including our ability to launch new products), and monetary sanctions, including significant civil or criminal penalties, any of which could lead to significant loss of sales, or otherwise materially affect future results of operations. With respect to intellectual property, we may be exposed to significant litigation concerning the scope of our and others’ rights. Such litigation could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.
Novum IQ Large Volume Pump (Novum LVP)
During 2025, we initiated certain voluntary corrections for the Novum LVP. The U.S. Food and Drug Administration (FDA) classified these voluntary corrections as Class I recalls. We have implemented certain corrections related to these recalls and have identified additional corrections to address these recalls, some of which may require regulatory clearance or approval, and are in the early stages of verification testing. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. In 2025, we recorded estimates for sales reductions, for returns or exchanges of Novum LVP, and certain other charges, including estimates of reserves for remediation costs and inventory and contract asset write-downs associated with these Novum LVP corrections. We regularly review these estimates (including those associated with any future additional corrections and customer returns or exchanges), which may be subject to additional change in the future and these and other additional costs could become material in the future. In the first quarter of 2026, we adjusted certain estimates associated with these Novum LVP corrections that were not material to our condensed consolidated financial statements; no such adjustments were recorded in the second or third quarters of 2026.
Environmental
We are involved as a potentially responsible party (PRP) for environmental clean-up costs at several Superfund sites. Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for site cleanup if contaminants from that property later leak into the environment. The laws generally provide that a PRP may be held jointly and severally liable for the costs of investigating and remediating the site. Separate from these Superfund cases noted above, we are involved in ongoing environmental remediations associated with historic operations at certain of our facilities. As of September 30, 2026 and December 31, 2025, our environmental reserves, which are measured on an undiscounted basis, were $23 million and $29 million, respectively. After considering these reserves, the outcome of these matters is not expected to have a material adverse effect on our financial position or results of operations.
General Litigation
Since December 2023, lawsuits have been filed against us in the Circuit Court of Cook County, Illinois by plaintiffs alleging injuries as a result of exposure to ethylene oxide used by several companies, including historic use by us for sterilization at our facility in Round Lake, Illinois. The parties resolved these filed cases, for an amount not material to Baxter. In June 2026, the court dismissed with prejudice all pending ethylene oxide matters as to Baxter. On August 17, 2026, a complaint was filed in the Circuit Court of St. Clair County, Illinois by 19 plaintiffs alleging injuries as a result of exposure to ethylene oxide used in our manufacturing facility in Mountain Home, Arkansas to sterilize certain of our products. The plaintiffs seek damages, including compensatory damages in an unspecified amount, and certain declaratory relief.
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
In June 2024, Reading Hospital filed a putative class action complaint against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc., and Hill-Rom Services, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Hillrom violated federal antitrust laws by allegedly engaging in anti-competitive conduct in alleged markets for standard, ICU and birthing beds. The plaintiff filed the action on behalf of itself and all "direct purchasers of Standard Hospital Beds, ICU Beds, and/or Birthing Beds from Hill-Rom during a period beginning at least as early as June 20, 2020” and continuing past the date of filing. In September 2024, the plaintiff filed a First Amended Complaint. In November 2024, Hillrom filed a Motion to Dismiss Plaintiff's Amended Complaint. After briefing and a hearing, the court granted the motion and dismissed the case with prejudice in September 2025. Reading Hospital appealed. Appellate briefing is complete, and the court held oral argument on September 24, 2026.

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
7. STOCKHOLDERS’ EQUITY
Cash Dividends
Cash dividends declared per share for the three months ended September 30, 2026 and 2025 were $0.01 and $0.17, respectively, and for the nine months ended September 30, 2026 and 2025 were $0.03 and $0.51, respectively.
Stock Repurchase Programs
In July 2012, our Board of Directors authorized a share repurchase program and the related authorization amount was subsequently increased a number of times. During the first nine months of 2026 and 2025 we did not repurchase any shares under this authority. We had approximately $1.30 billion remaining available under the authorization as of September 30, 2026.
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
The following table is a net-of-tax summary of the changes in accumulated other comprehensive income (loss) (AOCI) by component for the nine months ended September 30, 2026 and 2025.

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2025	$(3,133)	$(514)	$(110)	$3	$(3,754)
Other comprehensive income (loss) before reclassifications	(101)	—	—	—	(101)
Amounts reclassified from AOCI (a)	—	7	3	—	10
Net other comprehensive income (loss)	(101)	7	3	—	(91)
Balance as of September 30, 2026	$(3,234)	$(507)	$(107)	$3	$(3,845)

	Gains (losses)
(in millions)	CTA	Pension and OPEB plans	Hedging activities	Available-for-sale debt securities	Total
Balance as of December 31, 2024	$(3,430)	$(475)	$(108)	$3	$(4,010)
Other comprehensive income (loss) before reclassifications	159	12	(1)	—	170
Amounts reclassified from AOCI (a)	126	(18)	(1)	—	107
Net other comprehensive income (loss)	285	(6)	(2)	—	277
Balance as of September 30, 2025	$(3,145)	$(481)	$(110)	$3	$(3,733)
(a)    See table below for details about these reclassifications.
The following is a summary of the amounts reclassified from AOCI to net income (loss) during the three and nine months ended September 30, 2026 and 2025.

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Location of impact in income statement
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$(3)	$(8)	Other (income) expense, net
Less: Tax effect	—	1	Income tax expense (benefit)
	$(3)	$(7)	Net of tax
Gains (losses) on hedging activities
Interest rate contracts	(1)	(4)	Interest expense, net
Less: Tax effect	—	1	Income tax expense (benefit)
	$(1)	$(3)	Net of tax
Total reclassifications for the period	$(4)	$(10)	Total net of tax

	Amounts reclassified from AOCI (a)
(in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Location of impact in income statement
CTA
Reclassification of cumulative translation loss to earnings from Kidney Care separation	$—	$(126)	Income from discontinued operations, net of tax
Less: Tax effect	—	—	Income from discontinued operations, net of tax
	$—	$(126)	Net of tax
Pension and OPEB items
Amortization of net losses and prior service costs or credits	$3	$9	Other (income) expense, net
Pension settlement from Kidney Care separation	—	14	Income from discontinued operations, net of tax
	3	23
Less: Tax effect	—	(2)	Income tax expense
Less: Tax effect on pension settlement from Kidney Care separation	—	(3)	Income from discontinued operations, net of tax
	$3	$18	Net of tax
Gains (losses) on hedging activities
Foreign exchange contracts	$—	$6	Cost of sales
Interest rate contracts	(1)	(4)	Interest expense, net
	(1)	2	Total before tax
Less: Tax effect	—	(1)	Income tax expense (benefit)
	$(1)	$1	Net of tax
Total reclassifications for the period	$2	$(107)	Total net of tax
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
As of September 30, 2026, we had $7.58 billion of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of more than one year, which are included in the Medical Products & Therapies segment. Some contracts in the United States included in this amount contain index-dependent price increases, which are not known at this time. We expect to recognize approximately 10% of this amount as revenue over the remainder of 2026, 25% in 2027, 20% in each of 2028 and 2029, 15% in 2030 and the remainder thereafter.
Significant Judgments
Revenues from product sales are recorded at the net sales price, which include estimates of variable consideration primarily related to rebates and distributor chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are included in accrued expenses and other current liabilities and as reductions of accounts receivable, net on the condensed consolidated balance sheets. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract using the expected value method. The amount of variable consideration included in the net sales price is limited to the amount for which it is probable that a significant reversal in revenue will not occur when the related uncertainty is resolved. Revenue recognized during the three and nine months ended September 30, 2026 and 2025 related to performance obligations satisfied in prior periods was not material. Additionally, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately and determining the allocation of the transaction price may require significant judgment.
Contract Balances
The timing of revenue recognition, billings and cash collections results in the recognition of trade accounts receivable, unbilled receivables, contract assets and customer advances, and deposits (contract liabilities) on our condensed consolidated balance sheets. Net trade accounts receivable was $1.61 billion and $1.70 billion as of September 30, 2026 and December 31, 2025, respectively.
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

The following table summarizes our contract assets:

(in millions)	September 30, 2026	December 31, 2025
Contract manufacturing services	$—	$3
Software sales	23	34
Bundled equipment and consumable medical products contracts	88	110
Contract assets	$111	$147
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
The following table summarizes contract liability activity for the nine months ended September 30, 2026 and 2025. The contract liability balance represents the transaction price allocated to the remaining performance obligations.

	Nine Months Ended September 30,
(in millions)	2026	2025
Balance at beginning of period	$177	$171
New revenue deferrals	452	388
Revenue recognized upon satisfaction of performance obligations	(469)	(394)
Currency translation and other	1	(6)
Balance at end of period	$161	$159
For the nine months ended September 30, 2026 and 2025, $125 million and $89 million of revenue was recognized that was included in contract liabilities as of December 31, 2025 and 2024, respectively.
The following table summarizes the classification of contract assets and contract liabilities as reported in the condensed consolidated balance sheets:

(in millions)	September 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$62	$71
Other non-current assets	49	76
Contract assets	$111	$147

Accrued expenses and other current liabilities	$124	$141
Other non-current liabilities	37	36
Contract liabilities	$161	$177
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
The components of lease revenue for the three and nine months ended September 30, 2026 and 2025 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Sales-type lease revenue	$7	$—	$11	$8
Operating lease revenue	88	86	263	264
Variable lease revenue	7	5	21	20
Total lease revenue	$102	$91	$295	$292
Our net investment in sales-type leases was $29 million as of September 30, 2026, of which $4 million originated in 2022 and prior, $3 million in 2023, $6 million in 2024, $3 million in 2025, and $13 million in 2026.
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

During the three and nine months ended September 30, 2026 and 2025, we recorded the following charges related to business optimization programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Restructuring charges	$62	$37	$125	$95
Costs to implement business optimization programs[1]	(1)	1	11	5
Total business optimization charges	$61	$38	$136	$100
1Costs to implement business optimization programs for the three and nine months ended September 30, 2026 and 2025, respectively, consisted primarily of external consulting and transition costs, including employee compensation and related costs. These costs were primarily included within cost of sales and SG&A expense.

During the three and nine months ended September 30, 2026 and 2025, we recorded the following restructuring charges.

	Three months ended September 30, 2026
(in millions)	COGS	SG&A	Total
Employee termination costs	$4	$17	$21
Contract termination and other costs	8	—	8
Asset write offs	33	—	33
Total restructuring charges	$45	$17	$62

	Three months ended September 30, 2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$8	$8	$2	$18
Contract termination and other costs	8	2	—	10
Asset write offs	9	—	—	9
Total restructuring charges	$25	$10	$2	$37

	Nine months ended September 30, 2026
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$15	$51	$13	$79
Contract termination and other costs	10	—	2	12
Asset write offs	33	1	—	34
Total restructuring charges	$58	$52	$15	$125

	Nine months ended September 30, 2025
(in millions)	COGS	SG&A	R&D	Total
Employee termination costs	$19	$27	$3	$49
Contract termination and other costs	10	4	—	14
Asset write offs	13	19	—	32
Total restructuring charges	$42	$50	$3	$95
For the three and nine months ended September 30, 2026, $21 million and $79 million, respectively, of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care business. For the three and nine months ended September 30, 2026, $39 million of the restructuring charges reflected in the table above, consisting of $7 million of contract termination and other costs and $32 million of asset write offs, were related to the cessation of production of certain products at one of our specialty injectables manufacturing facilities.
For the three and nine months ended September 30, 2025, $10 million and $41 million, respectively, of the restructuring charges reflected in the table above, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care business. For the three months ended September 30, 2025, $21 million of the restructuring charges reflected in the table above, consisting of $8 million of asset write offs, $8 million of contract termination and other costs, and $5 million of employee termination costs, were related to the exit of a product line at one of our manufacturing facilities. For the nine months ended September 30, 2025, $24 million of the restructuring charges reflected in the table above, consisting of $11 million of asset write offs, $8 million of contract termination and other costs, and $5 million of employee termination costs, were related to the exit of a product line at one of our manufacturing facilities.

The following table summarizes activity in the liability related to our restructuring initiatives.

(in millions)
Liability balance as of December 31, 2025	$133
Charges	98
Payments	(131)
Reserve adjustments	(7)
Currency translation	(1)
Liability balance as of September 30, 2026	$92
Substantially all of our restructuring liabilities as of September 30, 2026 relate to employee termination costs, with the remaining liabilities attributable to contract termination costs. Substantially all of the cash payments for those liabilities are expected to be disbursed by the end of 2027.
11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following is a summary of net periodic benefit cost relating to our pension and OPEB plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Pension benefits
Service cost	$3	$3	$8	$9
Interest cost	32	34	96	102
Expected return on plan assets	(44)	(44)	(129)	(132)
Amortization of net losses and prior service costs	3	1	9	3
Net periodic pension cost (benefit)	$(6)	$(6)	$(16)	$(18)
OPEB
Interest cost	$2	$2	$5	$6
Amortization of net loss and prior service credit	—	(4)	(1)	(12)
Net periodic OPEB cost (income)	$2	$(2)	$4	$(6)
12. INCOME TAXES
Our effective income tax rate was 29% and 142% for the three months ended September 30, 2026 and 2025, respectively, and 27% and 46% for the nine months ended September 30, 2026 and 2025, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended September 30, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by increases to our valuation allowance on U.S. deferred tax assets, partially offset by global earnings mix.
For the nine months ended September 30, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by increases to our valuation allowance on U.S. deferred tax assets and tax shortfalls on stock compensation awards, partially offset by global earnings mix and global tax audit developments.
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

In the first quarter of 2026, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) for examination related to transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. In the second quarter of 2026, we settled the examination by the IRS related to these matters for amounts materially consistent with our existing and previously disclosed uncertain tax position reserves. Uncertain tax position reserves for tax years 2021 through 2025 were not adjusted as a result of the IRS settlement for 2019 and 2020 tax years.
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
The following table is a reconciliation of income (loss) from continuing operations to net income (loss) attributable to Baxter stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Income (loss) from continuing operations	$298	$(51)	$416	$135
Less: Net income attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Baxter stockholders	298	(51)	416	135
Income (loss) from discontinued operations	(4)	5	(11)	36
Net income (loss) attributable to Baxter stockholders	$294	$(46)	$405	$171

The following table is a reconciliation of basic shares and diluted shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Basic shares	517	514	516	513
Effect of dilutive securities	3	—	2	1
Diluted shares	520	514	518	514
Basic and diluted shares are the same for three months ended September 30, 2025 due to our loss from continuing operations attributable to Baxter stockholders. The effect of dilutive securities includes unexercised stock options, unvested RSUs and contingently issuable shares related to granted PSUs. The computation of diluted EPS excludes 13 million and 17 million shares issuable under equity awards for the three and nine months ended September 30, 2026, respectively, and 22 million and 20 million shares issuable under equity awards for the three and nine months ended September 30, 2025, respectively, because their inclusion would have had an anti-dilutive effect on diluted EPS.
14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange and interest rates. Our hedging policy attempts to manage these risks to an acceptable level based on our judgment of the appropriate trade-off between risk, opportunity and costs.

We are primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Polish Zloty, Chinese Renminbi, British Pound, Australian Dollar, Swiss Franc, Korean Won, Swedish Krona, Czech Koruna and Singapore Dollar. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative instruments to further reduce the net exposure to foreign exchange risk. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and equity volatility resulting from changes in foreign exchange rates. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
There were no foreign exchange contracts designated as cash flow hedges outstanding as of September 30, 2026 and December 31, 2025. There were no outstanding interest rate contracts designated as cash flow hedges as of September 30, 2026 and December 31, 2025.
Fair Value Hedges
We periodically use interest rate swaps to convert a portion of our fixed-rate debt into variable-rate debt. These instruments hedge our earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate.
There were no outstanding interest rate contracts designated as fair value hedges as of September 30, 2026 and December 31, 2025.
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
As of September 30, 2026, we had an accumulated pre-tax unrealized translation gain in AOCI of $25 million related to the Euro-denominated senior notes.

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
There were no cash flow hedge dedesignations in the first nine months of 2026 or 2025 resulting from changes in our assessment of the probability that the hedged forecasted transactions would occur.
If we terminate a fair value hedge, an amount equal to the cumulative fair value adjustment to the hedged item at the date of termination is amortized to earnings over the remaining term of the hedged item. There were no fair value hedges terminated during the first nine months of 2026 or 2025.
If we remove a net investment hedge designation, any gain or loss recognized in AOCI is not reclassified to earnings until we sell, liquidate, or deconsolidate the foreign investments that were being hedged. There were no net investment hedges terminated during the first nine months of 2026. In March 2025, we dedesignated one of our net investment hedges as discussed in the "Net Investment Hedges" section above.
Undesignated Derivative Instruments
We use forward contracts to hedge earnings from the effects of foreign exchange relating to certain of our intra-company and third-party receivables and payables denominated in a foreign currency. These derivative instruments are generally not formally designated as hedges and the terms of these instruments generally do not exceed one month.
In March 2025, as discussed in the "Net Investment Hedges" section above, we entered into forward contracts with a notional amount of $655 million to hedge the repayment of our Euro-denominated senior notes due May 2025. These forward contracts matured in May 2025. The total notional amount of undesignated derivative instruments was $151 million as of September 30, 2026 and $323 million as of December 31, 2025.
Gains and Losses on Hedging Instruments and Undesignated Derivative Instruments
The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our condensed consolidated financial statements for the three months ended September 30, 2026 and 2025.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2026	2025		2026	2025
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(1)	$(1)
Foreign exchange contracts	—	—	Cost of sales	—	—
Net investment hedges	3	(2)	Other (income) expense, net	—	—
Total	$3	$(2)		$(1)	$(1)

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2026	2025
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	$(4)	$1
Total		$(4)	$1

The following tables summarize the gains and losses on our hedging instruments and the classification of those gains and losses within our consolidated financial statements for the nine months ended September 30, 2026 and 2025.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2026	2025		2026	2025
Cash flow hedges
Interest rate contracts	$—	$—	Interest expense, net	$(4)	$(4)
Foreign exchange contracts	—	2	Cost of sales	—	6
Net investment hedges	28	(129)	Other (income) expense, net	—	—
Total	$28	$(127)		$(4)	$2

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2026	2025
Undesignated derivative instruments
Foreign exchange contracts	Other (income) expense, net	(8)	32
Total		$(8)	$32

As of September 30, 2026, $4 million of deferred, net after-tax losses on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings.
Derivative Assets and Liabilities
The following table summarizes the classification and fair values of derivative instruments reported in the condensed consolidated balance sheet as of September 30, 2026.

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Net investment hedges			Long-term debt and finance lease obligations, less current portion	$795
Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	2
Total derivative instruments		$—		$797
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

	September 30, 2026		December 31, 2025
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheets	$—	$2	$—	$1
Gross amount subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	—	—	—	—
Total	$—	$2	$—	$1
The following table presents the amounts recorded on the condensed consolidated balance sheet related to fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item (a)
(in millions)	Balance as of September 30, 2026	Balance as of December 31, 2025	Balance as of September 30, 2026	Balance as of December 31, 2025
Long-term debt	$98	$99	$1	$2
(a) These fair value hedges were terminated in 2018 and earlier periods.
15. FAIR VALUE MEASUREMENTS
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis.

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale debt securities	$1	$—	$—	$1
Marketable equity securities	8	8	—	—
Total	$9	$8	$—	$1
Liabilities
Foreign exchange contracts	$2	$—	$2	$—
Contingent payments related to acquisitions	10	—	—	10
Indemnifications related to Kidney Care separation[1]	44	—	—	44
Total	$56	$—	$2	$54
1 See Note 2 for additional information.

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale debt securities	$1	$—	$—	$1
Marketable equity securities	15	15	—	—
Total	$16	$15	$—	$1
Liabilities
Foreign exchange contracts	$1	$—	$1	$—
Contingent payments related to acquisitions	7	—	—	7
Indemnifications related to Kidney Care separation[1]	53	—	—	53
Total	$61	$—	$1	$60
1 See Note 2 for additional information.
As of September 30, 2026 and December 31, 2025, cash and cash equivalents of $1.98 billion and $1.97 billion, respectively, included money market fund and other short-term funds of approximately $1.06 billion and $832 million, respectively, that are considered Level 2 in the fair value hierarchy.
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

	Three Months Ended September 30,
	2026			2025
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$43	$10	$1	$56	$12	$1
Additions	1	—	—	1	—	—
Change in fair value recognized in earnings	—	—	—	—	2	—
Fair value at end of period	$44	$10	$1	$57	$14	$1

	Nine Months Ended September 30,
	2026			2025
(in millions)	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities	Indemnifications related to Kidney Care separation	Contingent payments related to acquisitions	Available-for-sale debt securities
Fair value at beginning of period	$53	$7	$1	$—	$12	$1
Additions	1	—	—	57	—	—
Change in fair value recognized in earnings	—	3	—	—	2	—
Payments	(10)	—	—	—	—	—
Fair value at end of period	$44	$10	$1	$57	$14	$1
Financial Instruments Not Measured at Fair Value
In addition to the financial instruments that we are required to recognize at fair value in the condensed consolidated balance sheets, we have certain financial instruments that are recognized at amortized cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized in the condensed consolidated balance sheets and the estimated fair values as of September 30, 2026 and December 31, 2025.

	Book values		Fair values(a)
(in millions)	2026	2025	2026	2025
Liabilities
Current maturities of long-term debt	840	—	832	—
Long-term debt	7,720	9,436	6,917	8,714
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
Investments Without Readily Determinable Fair Values
The carrying values of equity investments without readily determinable fair values that we measure at cost, less impairment were $45 million and $50 million as of September 30, 2026 and December 31, 2025, respectively. When applicable, we also adjust the measurement of such equity investments for observable prices in orderly transactions for an identical or similar investment of the same issuer. These investments are included in Other non-current assets on our condensed consolidated balance sheets.

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
The Medical Products & Therapies segment includes sales of our sterile IV solutions, infusion systems, administration sets, parenteral nutrition therapies and surgical hemostat, sealant and adhesion prevention products, specialty injectable pharmaceuticals, inhaled anesthesia, drug compounding and sales of products and services provided directly through certain of our manufacturing facilities. The Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, connected monitoring systems, formerly known as patient monitoring systems, and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices, and other accessories. Other sales not allocated to a segment includes sales to Vantive, pursuant to the Kidney Care MSA.
Disaggregation of Net Sales
The following table presents our U.S. and international disaggregated net sales.

	Three Months Ended September 30,
	2026			2025
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Platforms	$768	$992	$1,760	$740	$931	$1,671
Advanced Surgery	186	156	342	168	138	306
Medical Products & Therapies	954	1,148	2,102	908	1,069	1,977
Care & Connectivity Solutions	362	136	498	348	125	473
Front Line Care	239	69	308	229	71	300
Healthcare Systems & Technologies	601	205	806	577	196	773
Other	40	28	68	59	26	85
Total Baxter	$1,595	$1,381	$2,976	$1,544	$1,291	$2,835

	Nine Months Ended September 30,
	2026			2025
(in millions)	U.S.	International	Total	U.S.	International	Total
Infusion Therapies & Platforms	$2,248	$2,873	$5,121	$2,279	$2,631	$4,910
Advanced Surgery	533	444	977	471	399	870
Medical Products & Therapies	2,781	3,317	6,098	2,750	3,030	5,780
Care & Connectivity Solutions	1,038	397	1,435	1,005	369	1,374
Front Line Care	663	214	877	652	218	870
Healthcare Systems & Technologies	1,701	611	2,312	1,657	587	2,244
Other	143	84	227	163	83	246
Total Baxter	$4,625	$4,012	$8,637	$4,570	$3,700	$8,270

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

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Medical Products & Therapies	Healthcare Systems & Technologies
Net sales	$2,102	$806	$1,977	$773
Cost of sales	1,322	445	1,226	414
Selling, general and administrative expenses	305	184	309	197
Research and development expenses	68	45	62	48
Other segment items	(32)	(7)	(31)	(8)
Segment operating income	$439	$139	$411	$122

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in millions)	Medical Products & Therapies	Healthcare Systems & Technologies	Medical Products & Therapies	Healthcare Systems & Technologies
Net sales	$6,098	$2,312	$5,780	$2,244
Cost of sales	3,890	1,232	3,482	1,143
Selling, general and administrative expenses	910	568	910	582
Research and development expenses	213	137	228	143
Other segment items	(104)	(26)	(98)	(24)
Segment operating income	$1,189	$401	$1,258	$400

The following table presents our reportable segment operating income and reconciliations of reportable segment operating income to income (loss) from continuing operations before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Medical Products & Therapies	$439	$411	$1,189	$1,258
Healthcare Systems & Technologies	139	122	401	400
Total reportable segment operating income	578	533	1,590	1,658
Other	10	5	23	17
Unallocated corporate costs	(156)	(115)	(463)	(437)
Intangible asset amortization expense	(145)	(147)	(436)	(453)
Legal matters	27	—	27	(11)
Business optimization items	(61)	(38)	(136)	(100)
Acquisition and integration items	—	(8)	—	(14)
Separation-related costs	(2)	(13)	(35)	(40)
European Medical Devices Regulation	(3)	(5)	(11)	(15)
Business transformation	(20)	—	(54)	—
Hurricane Helene costs	(3)	(8)	(9)	(123)
Product-related items	—	(32)	12	(61)
Total operating income	225	172	508	421
Interest expense, net	61	58	191	180
Other (income) expense, net	(253)	(7)	(252)	(10)
Income (loss) from continuing operations before income taxes	$417	$121	$569	$251
Additional financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Depreciation Expense
Medical Products & Therapies	$69	$70	$212	$219
Healthcare Systems & Technologies	19	15	49	50
Total segment depreciation expense	88	85	261	269
Unallocated corporate depreciation expense	6	5	18	19
Total depreciation expense	$94	$90	$279	$288
Our CODM does not receive asset information by reportable segment and, accordingly, we do not report that information for our segments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report) for management’s discussion and analysis of our financial condition and results of operations. The following is management’s discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025.
ONGOING BUSINESS TRANSFORMATION
On January 31, 2025, we completed the sale of our former Kidney Care business (which is now known as Vantive Health LLC (Vantive)) to certain affiliates of Carlyle Group Inc. (Carlyle) and ultimately received approximately $3.2 billion of after-tax cash proceeds that were used to repay short- and long-term legacy indebtedness in 2025.
We have incurred and expect to incur additional dis-synergies following our sale of our Kidney Care business due to the reduced size of our company and, as a result, we have undertaken certain restructuring actions (and intend to undertake additional actions) to help ensure our cost structure is appropriate to support our remaining business. See Note 10 of this Quarterly Report on Form 10-Q for additional information.
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
FACTORS AFFECTING OUR RESULTS OF OPERATIONS
Novum IQ Large Volume Pump (Novum LVP)
During 2025, we initiated voluntary corrections for the Novum LVP. The U.S. Food and Drug Administration (FDA) classified these voluntary corrections as Class I recalls. We have implemented certain corrections related to the recalls and have identified additional corrections to address these recalls, some of which may require regulatory clearance or approval, and are in the early stages of verification testing. In July 2025, we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. The timing of the release of the shipment and installation hold remains uncertain. As a result, we expect no meaningful sales of Novum LVP while these holds are in effect. Our Spectrum IQ large volume pump remains available as an alternative option for customers with Novum LVPs. In 2025, we recorded estimates for sales reductions, for returns or exchanges of Novum LVP, and certain other charges, including estimates of reserves for remediation costs and inventory and contract asset write-downs associated with these Novum LVP corrections. We regularly review these estimates (including those associated with any future additional corrections and customer returns or exchanges), which may be subject to additional change in the future. In the first quarter of 2026, we adjusted certain estimates associated with these Novum LVP corrections that were not material to our condensed consolidated financial statements; no such adjustments were recorded in the second and third quarters of 2026.
Supply Constraints, Tariffs and Global Economic Conditions
We have experienced challenges to our global supply chain, including, as a result of adverse impacts from significant weather events like Hurricane Helene and other global macroeconomic and geopolitical events (including the ongoing conflict in Iran and the potential for escalation of this and other conflicts), which have had a negative impact on our results of operations and may do so in the future. In addition, announcements regarding changes in U.S. trade policies and practices, including the implementation of global tariffs and proposed further tariffs (including potential medical device and pharmaceutical tariffs), the Supreme Court's decision to invalidate tariffs levied under the International Emergency Economic Powers Act (IEEPA), and responses from other jurisdictions, have significantly affected financial markets and economic conditions. In the second quarter of 2026, we recorded tariff refunds of approximately $75 million to costs of goods sold in our condensed consolidated statements of income (loss) (which was substantially collected during the third quarter of 2026) for probable receipt of amounts eligible for refund in the first and second phases of the process and expect to submit additional refund requests in future phases subject to further rulings by the Court of International Trade. While uncertainty remains surrounding the timing of any additional amounts we may ultimately recover on current or future refund claims, we do not expect for any additional amounts to be material to our condensed consolidated financial statements. We currently expect that our results will continue to be adversely impacted by Section 122 duties and previously announced Section 301 tariffs. Additionally, continued global macroeconomic uncertainty, including in trade policies and practices, elevated tariffs and operational and policy changes in the governments of the U.S. and other countries and other geopolitical events or conflicts, could contribute to further market volatility, deteriorating or prolonged weakened economic conditions and decreased hospital capital spending levels. We continue to closely monitor these developing situations and the estimated impact on our business, results of operations, financial condition and cash flows.

Over the past few years, the existence of high inflation rates in the United States and in many of the countries where we conduct business has resulted in, and are likely in the future to result in, higher interest rates, shipping costs, labor costs, and other costs and expenses. Additionally, adverse changes in foreign currency exchange rates have increased, and could continue to increase, our costs of sourcing certain raw materials in some jurisdictions. We have experienced and are likely in the future to continue to experience inflationary and other increases in manufacturing costs and operating expenses (including as a result of the aforementioned tariffs and conflicts) and are limited in our ability to pass these cost increases on to our customers in a timely manner or at all due to the longer term nature of our customer contracts and arrangements. We are also limited in our ability to switch suppliers given the regulated nature of our products and the lead times associated with qualifying new suppliers. These constraints could have a material adverse impact on our profitability and results of operations. Inflation and general macroeconomic factors have caused certain of our customers to reduce or delay orders for our products and services and could cause them to do so in the future, which could also have a material adverse impact on our sales and results of operations.
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
RESULTS OF OPERATIONS
Net income (loss) attributable to Baxter stockholders for the three months ended September 30, 2026 was $294 million, or $0.57 per diluted share, compared to $(46) million, or $(0.09) per diluted share for the three months ended September 30, 2025. For the three months ended September 30, 2026, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $5 million, or $0.01 per diluted share. For the three months ended September 30, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $401 million, or $0.78 per diluted share.
Net income (loss) attributable to Baxter stockholders for the nine months ended September 30, 2026 was $405 million, or $0.78 per diluted share, compared to $171 million, or $0.33 per diluted share for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $365 million, or $0.71 per diluted share.

For the nine months ended September 30, 2025, our results included special items that adversely impacted net income (loss) attributable to Baxter stockholders by $780 million, or $1.52 per diluted share.
Net income (loss) from continuing operations for the three months ended September 30, 2026 was $298 million, or $0.57 per diluted share, compared to $(51) million, or $(0.10) per diluted share for the three months ended September 30, 2025. Net income (loss) from continuing operations for the three months ended September 30, 2026 included special items that adversely impacted net income (loss) by $5 million, or $0.01 per diluted share. Net income (loss) from continuing operations for the three months ended September 30, 2025 included special items that adversely impacted net income (loss) by $404 million, or $0.79 per diluted share.
Net income (loss) from continuing operations for the nine months ended September 30, 2026 was $416 million, or $0.80 per diluted share, compared to $135 million, or $0.26 per diluted share for the nine months ended September 30, 2025. Net income (loss) from continuing operations for the nine months ended September 30, 2026 included special items that adversely impacted net income (loss) by $365 million, or $0.71 per diluted share. Net income (loss) from continuing operations for the nine months ended September 30, 2025 included special items that adversely impacted net income (loss) by $807 million, or $1.57 per diluted share.
See the subsection entitled “Special Items” for information about special items for all periods presented.
CONSOLIDATED NET SALES

	Three Months Ended September 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
United States	$1,595	$1,544	3%	5%
International	1,381	1,291	7%	6%
Total net sales	$2,976	$2,835	5%	5%

	Nine Months Ended September 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
United States	$4,625	$4,570	1%	2%
International	4,012	3,700	8%	5%
Total net sales	$8,637	$8,270	4%	3%
1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.

In the third quarter of 2026, the Kidney Care MSA sales adversely impacted sales growth by 1% and foreign exchange rates favorably impacted net sales growth by 1%, compared to the prior year period due to the weakening of the U.S. Dollar relative to the Australian Dollar and Colombian Peso, partially offset by the strengthening of the U.S. Dollar relative to the Euro. In the first nine months of 2026, the Kidney Care MSA sales adversely impacted sales growth by 1% and foreign currency rates favorably impacted net sales growth by 2%, compared to the prior year period due to the weakening of the U.S. Dollar relative to the Australian Dollar, Euro, Colombian Peso, British Pound, Brazilian Real, and Mexican Peso, partially offset by the strengthening of the U.S. Dollar relative to the Turkish Lira.
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

	Three Months Ended September 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Infusion Therapies & Platforms	$1,760	$1,671	5%	4%
Advanced Surgery	342	306	12%	12%
Total Medical Products & Therapies net sales	$2,102	$1,977	6%	6%

	Nine Months Ended September 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Infusion Therapies & Platforms	$5,121	$4,910	4%	2%
Advanced Surgery	977	870	12%	11%
Total Medical Products & Therapies net sales	$6,098	$5,780	6%	3%
1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Medical Products & Therapies segment net sales increased 6% in the third quarter and first nine months of 2026, as compared to the prior year periods.
Infusion Therapies & Platforms net sales increased 5% in the third quarter and increased 4% in the first nine months of 2026, as compared to the prior year periods. The increase in the third quarter was driven by sales of our Spectrum IQ pump, contributions from our portfolio of digital solutions and administrative sets portfolio. Sales volumes were further driven by increased demand for our international pharmacy compounding offerings and growth in the U.S. IV solutions business reflecting a lower baseline level of demand following clinical practice changes in the market, partially offset by lower sales in our Injectables portfolio. Foreign exchange rates favorably impacted sales growth by 1% for the third quarter of 2026, as compared to the prior year period. Sales performance in the first nine months of 2026 reflected increased demand for our international pharmacy compounding offerings, partially offset by lower sales in our Injectables portfolio due to ongoing supply constraints in the U.S. and international markets. Foreign exchange rates favorably impacted sales growth by 2% for the first nine months of 2026, as compared to the prior year period. As previously discussed in "Factors Affecting our Results of Operations", we elected to temporarily stop distributing and installing the Novum LVP in the U.S. and Canada, except in the case of medical necessity. As a result, we expect no meaningful sales of Novum LVP while these holds are in effect. Our Spectrum IQ large volume pump remains available as an alternative option for customers with Novum LVPs.
Advanced Surgery net sales increased 12% in the third quarter and first nine months of 2026, as compared to the prior year periods. Sales performance was primarily driven by growth in hemostats and sealants and was primarily attributable to increased sales volume globally. Foreign currency exchange rates favorably impacted sales growth by 1% in the first nine months of 2026, as compared to the prior year period.
Healthcare Systems & Technologies
Our Healthcare Systems & Technologies segment includes sales of our connected care solutions and collaboration tools, including smart bed systems, connected monitoring systems, formerly known as patient monitoring systems, and diagnostic technologies, respiratory health devices, and advanced equipment for the surgical space, including operating room integration technologies, precision positioning devices, and other accessories.

	Three Months Ended September 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Care & Connectivity Solutions	$498	$473	5%	5%
Front Line Care	308	300	3%	3%
Total Healthcare Systems & Technologies net sales	$806	$773	4%	4%

	Nine Months Ended September 30,		Percent change
(in millions)	2026	2025	At actual rates	At organic sales growth [1]
Care & Connectivity Solutions	$1,435	$1,374	4%	4%
Front Line Care	877	870	1%	0%
Total Healthcare Systems & Technologies net sales	$2,312	$2,244	3%	2%
1     Percent change in net sales at organic sales growth is a non-GAAP financial measure. See the section entitled “Non-GAAP Financial Measures” for additional information about our use of that measure.
Healthcare Systems & Technologies segment net sales increased 4% in the third quarter and increased 3% in the first nine months of 2026, as compared to the prior year periods.
Care & Connectivity Solutions net sales increased 5% in the third quarter and increased 4% in the first nine months of 2026, as compared to the prior year periods. The increase in the third quarter was primarily driven by acceleration of our global surgical solutions business and increased volume associated with partial execution against the order backlog in the U.S. for patient support systems. The increase in the first nine months was primarily driven by increased volume associated with execution against the order backlog in the U.S. for patient support systems and acceleration of our global surgical solutions business.
Front Line Care net sales increased 3% in the third quarter and increased 1% in the first nine months of 2026, as compared to the prior year periods. The increase in the third quarter was primarily impacted by continued momentum within connected monitoring systems, partially offset by planned global product exits. The increase in the first nine months was driven by increased demand across our connected monitoring systems and respiratory health products, partially offset by planned global product exits. Foreign currency exchange rates favorably impacted sales growth by 1% the first nine months of 2026, as compared to the prior year period.
Other
Other sales, which represent sales not allocated to a reportable segment, include sales to Vantive, pursuant to the Kidney Care MSA. During the three months ended September 30, 2026 and 2025, we earned $68 million and $85 million, and $227 million and $246 million for the nine months ended September 30, 2026 and 2025, respectively, of revenues that were not attributable to our reportable segments. The decrease in Other sales for the third quarter and nine months ended September 30, 2026 as compared to the prior year periods is driven by reduced volumes under the Kidney Care MSA.
COSTS AND EXPENSES
Special Items
The following table provides a summary of our special items from continuing operations and the related impact by line item on our results for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026		2025		2026		2025
Gross Margin
Intangible asset amortization expense	$(95)		$(96)		$(284)		$(301)
Business optimization items[1]	(45)		(25)		(59)		(44)
European medical devices regulation[2]	(3)		(5)		(11)		(15)
Separation-related costs[8]	—		(1)		(3)		(2)
Product-related items[3]	—		(32)		12		(61)
Business transformation[4]	1		—		(3)		—
Hurricane Helene costs[5]	(3)		(8)		(9)		(123)
Legal matters[6]	—		—		—		(11)
Total Special Items	$(145)		$(167)		$(357)		$(557)
Impact on Gross Margin Ratio	(4.9)	pts	(5.9)	pts	(4.1)	pts	(6.7)	pts
Selling, General and Administrative (SG&A) Expenses
Intangible asset amortization expense	$50		$51		$152		$152
Business optimization items[1]	15		10		61		51
Acquisition and integration items[7]	—		6		—		12
Separation-related costs[8]	1		$12		31		38
Business transformation[4]	16		—		39		—
Legal matters[6]	11		—		11		—
Total Special Items	$93		$79		$294		$253
Impact on SG&A Ratio	3.1	pts	2.8	pts	3.4	pts	3.0	pts
Research and Development (R&D) Expenses
Business optimization items[1]	$1		$3		$16		$5
Separation-related costs[8]	1		—		1		—
Business transformation[4]	5		—		9		—
Total Special Items	$7		$3		$26		$5
Impact on R&D Ratio	0.2	pts	0.1 pts		0.4	pts	0.0 pts
Other Operating Income, net
Legal matters[6]	$(38)		$—		$(38)		$—
Acquisition and integration items[7]	—		2		—		2
Business transformation[4]	—		—		3		—
Total Special Items	$(38)		$2		$(35)		$2
Other (Income) Expense, net
Gain on debt extinguishment[9]	$(253)		$—		$(253)		$—
Investment impairments[10]	—		—		5		9
Acquisition and integration items[7]	—		—		—		5
Total Special Items	$(253)		$—		$(248)		$14
Income Tax Expense
Tax matters[11]	$41		$213		$64		$174
Tax effects of special items[12]	10		(60)		(93)		(198)
Total Special Items	$51		$153		$(29)		$(24)
Impact on Effective Tax Rate	10.2	pts	137.0	pts	8.0	pts	33.3	pts
1Our results for the third quarter of 2026 and 2025 included $61 million and $38 million, respectively, and for the first nine months of 2026 and 2025 included $136 million and $100 million, respectively, of business optimization charges. These restructuring and business optimization charges in the third quarter and first nine months of 2026 included costs primarily related to our initiatives to reduce our cost structure following the sale of our former Kidney Care business and the cessation of production of certain products at one of our specialty injectables manufacturing facilities. These restructuring and business optimization charges in the third quarter and first nine months of 2025 included costs primarily related to our initiatives to reduce our cost structure following the sale of our former Kidney Care business and the exit of a product line at one of our manufacturing facilities. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for further information regarding these charges and related liabilities.
2Our results for the third quarter of 2026 and 2025 included $3 million and $5 million, respectively, and for the first nine months of 2026 and 2025 included $11 million and $15 million, respectively, of incremental costs to comply with the European Union's medical device regulations for previously registered products, which primarily consist of contractor costs and other direct third-party costs. We consider the adoption of these regulations to be a significant one-time regulatory change and believe that the costs of initial compliance for previously registered products over the implementation period are not indicative of our core operating results.
3Our results for the first nine months of 2026 included a benefit of $12 million related to a revised estimate of warranty and remediation activities from field corrective actions across our infusion pump category initially recorded in 2025. Our results for the third quarter and first nine months of 2025 included charges of $32 million and $61 million, respectively, related to estimates of warranty and remediation activities from field corrective actions on certain of our infusion pumps and a revised estimate of warranty and remediation activities arising from a field corrective action on certain of our infusion pumps initially recorded in 2022.
4Our results in the third quarter and the first nine months of 2026 included charges of $20 million and $54 million, respectively, primarily related to business transformation costs which include external expenses incurred in connection with discrete, recently launched enterprise‑wide initiatives to modernize and simplify systems, redesign operating models, and enhance process efficiency and digital capabilities. These costs are distinct from restructuring‑related charges (which are included in footnote 1 above as Business Optimization items) and are excluded to provide investors with greater comparability of underlying operating performance.
5Our results in the third quarter of 2026 and 2025 included charges of $3 million and $8 million, respectively, and for the first nine months of 2026 and 2025 included $9 million and $123 million, respectively, related to damages caused by Hurricane Helene which consisted of remediation, air freight and other costs.
6Our results in the third quarter and first nine months of 2026 included a net benefit of $27 million. This includes a gain recognized primarily from the settlement of certain patent infringement claims, partially offset with a loss recognized from the settlement of certain patent infringement claims and related fees associated with these matters. Our results for the first nine months of 2025 included charges of $11 million related to matters involving alleged injury from environmental exposure.
7Our results for the third quarter and first nine months of 2025 included $8 million and $19 million, respectively, of integration costs which primarily reflected third party consulting costs related to the ongoing integration of Hill-Rom Holdings, Inc. (Hillrom). In the first nine months of 2025 those costs also included the recognition of a non-cash impairment of property, plant and equipment related to integration activities.
8Our results for the third quarter of 2026 and 2025 included $2 million and $13 million, respectively, and for the first nine months of 2026 and 2025 included $35 million and $40 million, respectively of separation-related costs primarily reflecting costs of external advisors supporting our activities related to the sale of our former Kidney Care business.
9Our results for the third quarter and the first nine months of 2026 included a gain of $253 million on the early extinguishment of debt. Refer to Note 5 in Item 1 of this Quarterly Report on Form 10-Q for further information on the debt repayments.
10Our results in the first nine months of 2026 and 2025 included $5 million and $9 million, respectively, related to losses from non-cash impairment write-downs of investments.
11Our results in the third quarter of 2026 included $41 million income tax expense primarily related to the application of intraperiod tax allocation to our adjusted results in an interim period. Our results in the first nine months of 2026 included $64 million of income tax expense primarily related to differences arising from the use of a forecasted effective tax rate to compute income tax expense during the period, partially offset by the settlement of certain income tax audits and adjustments to the U.S. valuation allowance. Our results in the third quarter of 2025 included $213 million of income tax expense primarily related to an increase in reserves for uncertain tax positions and a step-up in Swiss valuation allowances, partially offset by the release of valuation allowances on foreign tax credits. Our results in the first nine months of 2025 included $174 million of income tax expense primarily related to an increase in reserves for uncertain tax positions and a step-up in Swiss valuation allowances, partially offset by the release of valuation allowances on foreign tax credits and an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
12This item reflects the income tax impact of the special items identified in this table. The tax effect of each special item is based on the jurisdiction in which the item was incurred and the tax laws in effect for each such jurisdiction.

Gross Margin and Expense Ratios

	Three Months Ended September 30,
	2026	% of net sales	2025	% of net sales	$ change	% change
Gross margin	$994	33.4%	$950	33.5%	$44	4.6%
SG&A	$730	24.5%	$708	25.0%	$22	3.1%
R&D	$125	4.2%	$118	4.2%	$7	5.9%

	Nine Months Ended September 30,
	2026	% of net sales	2025	% of net sales	$ change	% change
Gross margin	$2,917	33.8%	$2,802	33.9%	$115	4.1%
SG&A	$2,193	25.4%	$2,129	25.7%	$64	3.0%
R&D	$393	4.6%	$392	4.7%	$1	0.3%
Gross Margin
Our gross margin ratio was 33.4% and 33.5% for the three months ended September 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 4.9 and 5.9 percentage points on the gross margin ratio for the three months ended September 30, 2026 and 2025, respectively. Our gross margin ratio was 33.8% and 33.9% for the first nine months ended September 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 4.1 and 6.7 percentage points on the gross margin ratio for the first nine months ended September 30, 2026 and 2025, respectively.
Excluding the impact of special items, the gross margin ratio decreased by 1.1 percentage points in the third quarter of 2026 compared to the prior year period, primarily due to unfavorable product mix and a lower contribution from pricing. Excluding the impact of special items, the gross margin ratio decreased by 2.7 percentage points in the first nine months of 2026 compared to the prior year period, primarily due to increased manufacturing and supply costs, unfavorable product mix and lower contribution from pricing, partially offset by IEEPA tariff refunds recorded in the second quarter of 2026.
SG&A
Our SG&A expenses ratio was 24.5% and 25.0% for the three months ended September 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.1 and 2.8 percentage points on the SG&A expenses ratio for the three months ended September 30, 2026 and 2025. Our SG&A expenses ratio was 25.4% and 25.7% for the first nine months ended September 30, 2026 and 2025, respectively. The special items identified earlier in this section had an unfavorable impact of approximately 3.4 and 3.0 percentage points on the SG&A expenses ratio for the first nine months ended September 30, 2026 and 2025, respectively.
Excluding the impact of special items, the SG&A expenses ratio decreased by 0.8 and 0.7 percentage points in the third quarter and first nine months of 2026, respectively, compared to the prior year periods. The decrease primarily reflects the benefits of previously implemented cost actions, partially offset by higher accruals under our annual employee incentive compensation plans.
R&D
Our R&D expenses ratio was 4.2% for the three months ended September 30, 2026 and 2025. The special items identified earlier in this section had an unfavorable impact of approximately 0.2 and 0.1 percentage points on the R&D expenses ratio for the three months ended September 30, 2026 and 2025, respectively. Our R&D expenses ratio was 4.6% and 4.7% for the first nine months ended September 30, 2026 and 2025. The special items identified earlier in this section had an unfavorable impact of approximately 0.4 percentage points on the R&D expenses ratio for the first nine months ended September 30, 2026 and no impact on the R&D expenses ratio for the first nine months ended September 30, 2025.
Excluding the impact of special items, the R&D expenses ratio decreased by 0.1 and 0.5 percentage points in the third quarter and first nine months of 2026, respectively, compared to the prior year periods. The decrease is primarily due to the benefits of previously implemented cost actions.

Business Optimization Items
In recent years, we have undertaken actions to transform our cost structure and enhance operational efficiency. These efforts have included restructuring the organization into verticalized segments, optimizing our manufacturing footprint, R&D operations, and supply chain network, employing disciplined cost management, and centralizing and streamlining certain support functions. The related costs of these actions consisted primarily of employee termination costs, implementation costs, contract termination costs, and asset write offs.
For the three and nine months ended September 30, 2026, $21 million and $79 million, respectively, of the restructuring charges, consisting of employee termination costs, were related to initiatives to reduce our cost structure following the sale of our Kidney Care business. For the three and nine months ended September 30, 2026, $39 million of the restructuring charges, consisting of $7 million of contract termination and other costs and $32 million of asset write offs, were related to the cessation of production of certain products at one of our specialty injectables manufacturing facilities.
We currently expect to incur additional pre-tax costs, primarily related to the implementation of business optimization programs, that are not material to our condensed consolidated financial statements, through the completion of certain initiatives that are currently underway. We continue to pursue cost savings initiatives, including those intended to mitigate a portion of the dis-synergies that arose as a result of the sale of our Kidney Care business, and to the extent further cost savings opportunities are identified, we would incur additional restructuring charges and costs to implement future business optimization programs in future periods. Refer to Note 10 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our business optimization programs.
Other Operating Income, Net
Other operating income, net was $86 million and $48 million in the third quarter of 2026 and 2025, respectively, and $177 million and $140 million for first nine months ended September 30, 2026 and 2025, respectively. These amounts were primarily related to the income recognized under the Kidney Care TSA entered into upon the sale of the Kidney Care business in January 2025. In the third quarter and first nine months of 2026, this amount also included a net benefit from the settlement of certain patent infringement claims.
Interest Expense, Net
Interest expense, net was $61 million and $58 million in the third quarter of 2026 and 2025, respectively, and $191 million and $180 million for first nine months ended September 30, 2026 and 2025, respectively. The increase in the third quarter and first nine months of 2026 was driven by higher interest expense on senior notes issued in the fourth quarter of 2025, partially offset by debt repayments in the first nine months of 2026 and 2025.
Other (Income) Expense, net
Other (income) expense, net was income of $253 million and $7 million in the third quarter of 2026 and 2025, respectively, and income of $252 million and $10 million for the first nine months ended September 30, 2026 and 2025, respectively. In the third quarter and first nine months of 2026, the other income, net was primarily driven by a gain on the early extinguishment of debt, and pension and other postretirement benefits, partially offset by foreign exchange losses. In the third quarter and first nine months of 2025, other (income) expense, net was primarily driven by pension and other postretirement benefits, partially offset by foreign exchange losses. The first nine months of 2025, was further partially offset by losses from a non-cash impairment write-down in an equity method investment.
Income Taxes
Our effective income tax rate was 29% and 142% for the three months ended September 30, 2026 and 2025, respectively, and 27% and 46% for the first nine months ended September 30, 2026 and 2025, respectively. Our effective income tax rate can differ from the 21% U.S. federal statutory rate due to a number of factors, including foreign rate differences, tax incentives, non-deductible expenses, non-taxable income, increases or decreases in valuation allowances, increases or decreases in liabilities for uncertain tax positions, and excess tax benefits or shortfalls on stock compensation awards.
For the three months ended September 30, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by increases to our valuation allowance on U.S. deferred tax assets, partially offset by global earnings mix.

For the first nine months ended September 30, 2026, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by increases to our valuation allowance on U.S. deferred tax assets and tax shortfalls on stock compensation awards, partially offset by global earnings mix and global tax audit developments.
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
For the first nine months ended September 30, 2025, the difference between our effective income tax rate and the U.S. federal statutory rate was primarily driven by an increase in liabilities for uncertain tax positions (as discussed below), partially offset by a reduction in the valuation allowance on foreign tax credits, changes in the treatment of accumulated earnings that are considered indefinitely reinvested as of December 31, 2024 and a tax benefit driven by an entity classification election that we made for U.S. tax purposes, which resulted in a capital loss.
In the first quarter of 2026, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) for examination related to transfer pricing matters related to transactions with our manufacturing operations in Costa Rica and Puerto Rico for the 2019 and 2020 tax years. In the second quarter of 2026, we settled the examination by the IRS related to these matters for amounts materially consistent with our existing and previously disclosed uncertain tax position reserves. Uncertain tax position reserves for tax years 2021 through 2025 were not adjusted as a result of the IRS settlement for 2019 and 2020 tax years. While we believe that our transfer pricing positions are well documented and properly supported, and adequate amounts have been reserved to account for any adjustments that may ultimately result from this examination, the matter remains open for resolution for tax years 2021 through 2024. Additionally, if the IRS were to assert we owe additional taxes and prevail in this assertion, such outcome could have a material impact on our financial position, results of operations, and cash flows.
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
The Organization for Economic Co-operation and Development (OECD) reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. During the first quarter of 2026, the OECD published administrative guidance proposing a Side-by-Side safe harbor, which may reduce the impact of Pillar Two for U.S. headquartered multinational corporations. We will monitor the implementation of the Side-by-Side safe harbor by individual jurisdictions, however we do not expect the impact of Pillar Two to be material in any case.
Discontinued Operations
On January 31, 2025, we completed the sale of our Kidney Care business and its results have been presented as discontinued operations for the three and nine months ended September 30, 2026 and 2025. Income (loss) from discontinued operations, net of tax was $(4) million in the third quarter of 2026, compared to $5 million in the third quarter of 2025. The decrease in the current year period was primarily driven by changes in related tax indemnification liabilities. For the first nine months ended September 30, 2026 and 2025, income (loss) from discontinued operations, net of tax was $(11) million and $36 million, respectively. The decrease in the current year period was primarily driven by the gain on the sale of our Kidney Care business for the nine months ended September 30, 2025. Refer to Note 2 within Item 1 for additional information.

SEGMENT OPERATING INCOME
The following is a summary of our operating income for our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Medical Products & Therapies	$439	$411	$1,189	$1,258
% of Segment Net Sales	20.9%	20.8%	19.5%	21.8%
Healthcare Systems & Technologies	139	122	401	400
% of Segment Net Sales	17.2%	15.8%	17.3%	17.8%
Total reportable segment operating income	578	533	1,590	1,658
Other	10	5	23	17
Unallocated corporate costs	(156)	(115)	(463)	(437)
Intangible asset amortization expense	(145)	(147)	(436)	(453)
Legal matters	27	—	27	(11)
Business optimization items	(61)	(38)	(136)	(100)
Acquisition and integration items	—	(8)	—	(14)
Separation-related costs	(2)	(13)	(35)	(40)
European Medical Devices Regulation	(3)	(5)	(11)	(15)
Product-related items	—	(32)	12	(61)
Business transformation	(20)	—	(54)	—
Hurricane Helene Costs	(3)	(8)	(9)	(123)
Total operating income	225	172	508	421
Interest expense, net	61	58	191	180
Other (income) expense, net	(253)	(7)	(252)	(10)
Income from continuing operations before income taxes	$417	$121	$569	$251
Medical Products & Therapies
Segment operating income was $439 million and $411 million in the third quarter of 2026 and 2025, respectively, and $1.19 billion and $1.26 billion for the first nine months ended September 30, 2026 and 2025, respectively. The increase in segment operating income in the third quarter of 2026 compared to the prior year period was primarily driven by increased sales volumes and the associated incremental operating leverage and the benefits of previously implemented cost actions, partially offset by a lower contribution from pricing and an unfavorable product mix. The decrease in segment operating income in the first nine months ended September 30, 2026 compared to the prior year period was primarily driven by increased manufacturing and supply costs, lower contribution from pricing, and the timing impact of an updated cost estimate of indirect costs capitalized into inventory in the prior year. This was partially offset by the benefits of previously implemented cost actions and IEEPA tariff refunds recognized in the second quarter of 2026.
Healthcare Systems & Technologies
Segment operating income was $139 million and $122 million in the third quarter of 2026 and 2025, respectively, and $401 million and $400 million for the first nine months ended September 30, 2026 and 2025, respectively. Segment operating income increased in the third quarter compared to the prior year period primarily due to the benefits of previously implemented cost actions and increased sales volumes and the associated incremental operating leverage, partially offset by an unfavorable product mix. The increase in the first nine months ended September 30, 2026 compared to the prior year period was primarily due to the benefits of previously implemented cost actions, increased sales volumes and IEEPA tariff refunds recognized in the second quarter of 2026, partially offset by increased manufacturing and supply costs.

Other
Other operating income, which represents operating income not attributable to our reportable segments, was $10 million and $5 million in the third quarter of 2026 and 2025, and $23 million and $17 million for the first nine months ended September 30, 2026 and 2025, respectively. The increase in the first nine months of 2026 compared to the prior year period was primarily due to a longer period of income recognition in the current year period. In the prior year period, income from revenues earned under the Kidney Care MSA was recognized following the closing of the sale of the Kidney Care business on January 31, 2025, whereas income from revenues earned under the Kidney Care MSA was recognized for the full period in the current year.
Unallocated Corporate Costs
Under our operating model, global functional support costs, overhead costs and other shared costs that benefit our segments are allocated to those segments. Corporate costs that do not benefit our segments are presented as unallocated corporate costs. Additionally, intangible asset amortization and other special items are not allocated to our segments.
LIQUIDITY AND CAPITAL RESOURCES
The following table is a summary of the statement of cash flows for the nine-month periods ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from (used in) operations - continuing operations	$1,068	$355
Cash flows from (used in) investing activities - continuing operations	(360)	$(350)
Cash flows from (used in) financing activities	(662)	$(4,069)
Cash Flows from Operations - Continuing Operations
For the nine months ended September 30, 2026, operating cash flows from continuing operations were $1.07 billion. For the nine months ended September 30, 2025, operating cash flows from continuing operations were $355 million. Operating cash flows from continuing operations in the current year period increased primarily due to improved earnings and favorable changes in working capital, driven by reductions in inventory and improved collections of accounts receivable.
Cash Flows from Investing Activities - Continuing Operations
For the nine months ended September 30, 2026, cash used in investing activities from continuing operations primarily included capital expenditures of $363 million. For the nine months ended September 30, 2025, cash used in investing activities from continuing operations primarily included capital expenditures of $373 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, cash used in financing activities primarily included debt repayments of $600 million and payments of a contingent liability to Vantive of $50 million. For the nine months ended September 30, 2025, cash used in financing activities included debt repayments of $3.51 billion, a decrease in commercial paper borrowings of $300 million, and dividend payments of $261 million, partially offset by proceeds from stock issued under employee benefit plans of $25 million.
As authorized by our Board of Directors, we repurchase our stock depending upon our cash flows, net debt levels and market conditions. In July 2012, our Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. We did not repurchase any shares under this authority in the first nine months of 2026. We had approximately $1.30 billion remaining available under this authorization as of September 30, 2026.

Credit Facilities, Commercial Paper Program and Access to Capital and Credit Ratings
Credit Facilities and Commercial Paper Program
As of September 30, 2026, we had a multicurrency revolving credit facility, as described below.
Our Multicurrency Revolver has a maximum capacity of $2.20 billion and matures in 2030. Borrowings under the Multicurrency Revolver in U.S. dollars bear interest on the principal amount outstanding at either Term SOFR plus an applicable margin or a “base rate” plus an applicable margin. The Multicurrency Revolver contains various covenants, including a maximum net leverage ratio (which ratio was most recently increased for the five fiscal quarters ending September 30, 2026, December 31, 2026, March 31, 2027, June 30, 2027, and September 30, 2027 pursuant to an August 2026 amendment). Borrowings in Euros are subject to a sublimit of $300 million. We may, at our option, seek to increase the aggregate commitment under the Multicurrency Revolver by up to $1.10 billion, which would result in a maximum aggregate commitment of up to $3.30 billion. There were no borrowings outstanding under the Multicurrency Revolver as of September 30, 2026 or December 31, 2025. Our commercial paper borrowing arrangements require us to maintain undrawn borrowing capacity under the Multicurrency Revolver for an amount at least equal to our outstanding commercial paper borrowings.
As of September 30, 2026, we were in compliance with the financial covenant in the Multicurrency Revolver. Based on our covenant calculations as of September 30, 2026, we had capacity to draw on the full amount under the Multicurrency Revolver. The non-performance of any financial institution supporting the Multicurrency Revolver would reduce the maximum capacity thereunder by such institution’s respective commitment.
Access to Capital and Credit Ratings
We intend to fund short-term and long-term obligations as they mature through cash on hand, future cash flows from operations, or by issuing additional debt, which could include commercial paper. We had $1.98 billion of cash and cash equivalents as of September 30, 2026, with adequate cash available to meet operating requirements in each jurisdiction in which we operate. We invest our excess cash in money market and other funds and diversify the concentration of cash among different financial institutions. As of September 30, 2026, we had approximately $8.60 billion of long-term debt and finance lease obligations, including current maturities and short-term debt. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure (including with respect to the potential refinancing of our outstanding indebtedness).
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
In connection with our November 1, 2025 annual goodwill impairment tests, we recorded a goodwill impairment related to our Front Line Care reporting unit within our Healthcare Systems & Technologies segment to reduce the carrying value of the reporting unit to its fair value. While no triggering events were identified during the nine months ended September 30, 2026, we are continuing to closely monitor the performance of this reporting unit (including in light of evolving global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this business in the future, a goodwill impairment could arise at that time. As of September 30, 2026, the carrying amount of goodwill for our Front Line Care reporting unit was $1.51 billion.
Welch Allyn Trade Name
In connection with our annual trade name impairment assessment in the fourth quarter of 2025, we recognized an impairment charge to reduce the carrying amount of the Welch Allyn trade name within our Healthcare Systems & Technologies segment, an indefinite-lived intangible asset, to its estimated fair value. While no triggering events were identified during the nine months ended September 30, 2026, we are continuing to closely monitor the performance of this intangible asset (including in light of evolving global macroeconomic conditions and capital spending patterns), and if there is a significant adverse change in our outlook for this intangible asset in the future, an intangible asset impairment could arise at that time. As of September 30, 2026, the carrying amount of the Welch Allyn Trade Name was $390 million.
There have been no significant changes in the application of our critical accounting policies during the first nine months of 2026.
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
In March 2026, FDA commenced an inspection of our sterile injectable drug manufacturing facility in Round Lake, Illinois (Round Lake). Upon completion of the inspection in April 2026, FDA issued a Form-483 providing a list of observations. In June 2026, Round Lake received an OAI classification following the inspection. In September 2026, FDA issued a Warning Letter (2026 Warning Letter)3 based on the observations identified in the inspection. In October 2026, we responded to the 2026 Warning Letter and are continuing to implement corrective and preventive actions to address FDA’s observations as set forth in the 2026 Warning Letter and the related Form 483.
1 Available online at https://www.fda.gov/ICECI/EnforcementActions/WarningLetters/ucm613538.htm
2 Available online at https://www.fda.gov/inspections-compliance-enforcement-and-criminal-investigations/warning-letters/baxter-healthcare-corporation-654136-07252023
3 Available online at https://www.fda.gov/inspections-compliance-enforcement-and-criminal-investigations/warning-letters/baxter-international-inc-733231-09292026
References to websites, links or other information are provided for convenience only. None of the information or data included on these websites or accessible at these links is incorporated into, and will not be deemed to be part of, this quarterly report on Form 10-Q or any of Baxter's other filings with the SEC.
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
•We may not achieve our financial goals;
•Our operating results and financial condition have fluctuated and may in the future continue to fluctuate;
•We are exposed to risks as a result of our previously completed strategic actions;

•We may not achieve the anticipated benefits of our significant transactions, including the sale of our Kidney Care business and our acquisition of Hillrom;
•We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions;
•We have experienced and may continue to experience issues with quality management or product quality, including with respect to Novum LVP and a recently issued FDA Warning Letter;
•We have experienced disruptions in our supply chain and may experience additional disruptions in the future;
•We have experienced and may continue to experience manufacturing, sterilization, supply, or distribution difficulties;
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
•We have experienced and may in the future experience breaches and other incidents affecting our information technology systems or protected information, including from obsolescence, cyber security breaches and data leakage;
•We are exposed to risks associated with incorporating artificial intelligence (AI), machine learning and other emerging technologies into our products, services and operations;
•A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations;
•The effects of climate change, including evolving legal, regulatory, or market measures related to climate change and other sustainability topics, could adversely affect our business, results of operations, financial condition, and cash flows;
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
•We could be subject to fines or damages and possible exclusion from participation in federal or state healthcare programs and government tenders if we fail to comply with the laws and regulations applicable to our business;
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
•We decreased our quarterly dividend to $0.01 per share and cannot guarantee that we will increase the amount of dividends we pay, or that we will not cease paying dividends, in the future;
•Our common stock price has fluctuated significantly and may continue to do so; and
•other factors discussed elsewhere in this report and other filings with the SEC, including those factors described in Item 1A, Risk Factors of our 2025 Annual Report, all of which are available on our website.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Currency Risk
We are primarily exposed to foreign exchange risk with respect to revenues generated outside of the United States denominated in the Australian Dollar, Euro, Colombian Peso, British Pound, Brazilian Real, Mexican Peso, and Turkish Lira. We manage our foreign currency exposures on a consolidated basis, which allows us to net exposures and take advantage of any natural offsets. In addition, we use derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and stockholders’ equity volatility relating to foreign exchange. However, we don't hedge our entire foreign exchange exposure and are still subject to earnings and stockholders' equity volatility relating to foreign exchange risk. Financial market and currency volatility may limit our ability to cost-effectively hedge these exposures.
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
A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding as of September 30, 2026, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, the net pre-tax liability balance of $2 million with respect to those contracts would change by $6 million.
The sensitivity analysis model recalculates the fair value of the foreign exchange contracts outstanding as of September 30, 2026 by replacing the actual exchange rates as of September 30, 2026 with exchange rates that are 10% weaker compared to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.
In February 2022, the three-year cumulative inflation rate in Turkey exceeded 100 percent. As a result, on April 1, 2022, we began reporting the results of our subsidiary in that jurisdiction using highly inflationary accounting, which requires that the functional currency of the entity be changed to the reporting currency of its parent. As of September 30, 2026, our subsidiary in Turkey had net monetary assets of $34 million.
Interest Rate and Other Risks
Refer to the caption “Interest Rate and Other Risks” in the “Financial Instrument Market Risk” section of the 2025 Annual Report. There were no significant changes during the quarter ended September 30, 2026.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information in Part I, Item 1, Note 6 is incorporated herein by reference.
Item 1A. Risk Factors

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Board of Directors authorized a share repurchase program and the related authorization was subsequently increased a number of times. During the third quarter of 2026, we did not repurchase any shares under this authority. We had approximately $1.30 billion remaining under this program as of September 30, 2026. This program does not have an expiration date.
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

10.1
Amendment No. 2, dated as of August 18, 2026, to the Amended and Restated Five-Year Credit Agreement, dated as of June 11, 2025, among Baxter International Inc. as Borrower Representative, Baxter Healthcare SA, JPMorgan Chase Bank, National Association, as Administrative Agent, and certain other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on August 18, 2026).

C10.2
Offer Letter, effective as of August 18, 2026, by and between John Rogers and Baxter International Inc. (incorporated by reference to Exhibit 10.1 to Baxter International Inc.’s Current Report on Form 8-K, filed on August 19, 2026).

C10.3*	UK Employment Agreement, dated September 25, 2026, by and between John Rogers and Baxter Healthcare Limited.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)
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

BAXTER INTERNATIONAL INC.
(Registrant)
Date: October 29, 2026
	By:	/s/ John Rogers
John Rogers Executive Vice President and Chief Financial Officer, (duly authorized officer and principal financial officer)